Form 10-Q
period 1995-03-31
CONCORD CAMERA CORP
filed 1995-05-15
CIK 831861

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934




          For Quarter Ended March 31, 1995 - Commission file Number 0-17038


                            Concord Camera Corp.

          (Exact names of registrant as specified in its charter)


                New Jersey                     13-3152196
          (State or other Jurisdiction        (I.R.S. Employer
           of Incorporation)                 Identification No.)


                 35 Mileed Way, Avenel, New Jersey        07001
               (Address of principal executive office)   (Zip code)


                                908/499-8280
               (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes  X         No_____

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, no par value --10,460,081 shares as of May 10, 1995
                            ______________________________


                                     Page 1 of 37


                            PART 1.  FINANCIAL INFORMATION

          Item 1.    Financial Statements
           Concord Camera Corp.
           Consolidated Balance Sheets


                                                March 31,
                                                  1995          June 30,
                                                (unaudited)       1994                                                   ___________


           Current assets:
            Cash                                $ 3,930,094     $3,394,658

            Accounts receivable, net             10,419,781      8,489,661
            Inventories                          17,849,183     19,107,018

            Prepaid expenses and other
                   current assets                 2,386,186      2,610,127

           Total current assets                  34,585,244     33,601,464
            Plant and equipment, net              9,896,616     10,306,659

            Goodwill, net                         1,621,215      1,728,783
            Investment in joint ventures             93,634        168,634

            Other assets                          3,215,266      2,377,018

           Total assets                         $49,411,975    $48,182,558
           Current liabilities:

            Short-term debt                     $ 5,817,881    $ 3,708,976
            Current portion of long-term debt        24,350         23,646

            Current obligations under capital
                   leases                           974,720        877,998

            Accounts payable                      5,772,051      5,436,932
            Accrued expenses                      1,793,189      1,947,521

            Income taxes payable                    370,053        184,471
            Due to officer                                0        100,000

            Other current liabilities               370,700        207,333

           Total current liabilities             15,122,944     12,486,877
            Deferred income taxes                   431,142        509,190

            Long-term debt                          270,120      3,284,534
            Obligations under capital leases        223,184        713,721



                                          2




            Other long-term liabilities              13,010        133,011

           Total liabilities                     16,060,400     17,127,333

           Stockholders' equity:
           Common stock, no par value,
           20,000,000 authorized; 10,523,634
           and 10,490,526 issued as of March     37,067,607    36,935,174
           31, and June 30, 1994

            Paid in capital                         850,786       850,786
            Deficit                              (4,113,899)   (6,277,816)

            Less: treasury stock, at cost;       33,804,494    31,508,144
                   63,553 shares                   (452,919)     (452,919)

            Total stockholders' equity           33,351,575     31,055,225
            Total liabilities and
                  stockholders' equity          $49,411,975    $48,182,558




             See accompanying notes to consolidated financial statements.


          Concord Camera Corp.
          Consolidated Statements of Operations

                                                       (Unaudited)
                                               for the three months ended
                                                     March 31,

                                                1995              1994


           Net sales                           $13,783,022     $12,133,669
           Cost of products sold                 9,212,844       9,215,315

           Gross profit                          4,570,178       2,918,354

           Selling Expenses                      1,721,518       1,195,600
           General and administrative            2,186,545       2,451,107
           expenses

           Financial expenses                      347,959         500,735

           Other (income) expense, net              21,947        (57,076)
           Income (loss) from operations
           before income taxes                     292,209     (1,172,010)

           Provision for income taxes               41,824              0
           Net Income (loss)                      $250,385    ($1,172,010)

           Earnings (loss) per common and
           common equivalent share                   $0.02         ($0.11)

           Weighted average number of common
           and common equivalent shares         10,529,991      10,352,440
           outstanding





           See accompanying notes to consolidated financial statements.

          Concord Camera Corp.
          Consolidated statements of operations


                                                        (unaudited)
                                                 for the nine months ended
                                                        March 31,

                                                  1995             1994

           Net Sales                           47,054,815     $41,933,216
           Cost of products sold               31,917,977      27,782,966
           Gross profit                        15,136,838      14,150,250

           Selling Expenses                     5,338,584       3,965,446
           General and administrative
           expenses                             6,463,410       7,422,257

           Financial expenses                   1,102,419       1,477,738

           Other income, net                      (76,261)       (271,078)
           Income from operations before
           income taxes                         2,308,686       1,555,887

           Provision for income taxes             144,769          70,279
           Net Income                          $2,163,917      $1,485,608

           Earnings per common and common
           equivalent share                         $0.21           $0.15

           Weighted average number of common
           and common equivalent shares        10,507,684      10,235,412
           outstanding








           See accompanying notes to consolidated financial statements.

          Concord Camera Corp.
          Consolidated Statements of Cash Flows
                                                        (Unaudited)
                                                  For the nine Months ended
                                                         March 31,
                                                       1995         1994

           Cash flows from operating activities:

            Net income                             $2,163,917   $1,485,608
           Adjustments to reconcile net income
           to net cash provided by (used in)
           operating activities:

            Depreciation and amortization          1,760,827     1,652,545

            (Gain) loss on sale of long term
                    assets                            (5,027)         456

           Change in assets and liabilities, net
           of effects from purchase of joint
           venture interests:

            (Increase) in accounts receivable     (1,930,120)  (1,292,991)
            (Increase) decrease in inventories     1,257,835     (174,294)

            (Increase) decrease in prepaid
           expenses and other current assets         171,432     (942,925)
            (Increase) in other assets              (903,472)    (223,781)

            Increase (decrease) in accounts
                   payable                           335,119   (1,949,469)

            (Decrease) in accrued expenses          (154,332)  (1,302,051)
            (Decrease) in payable to joint
                   ventures                             -         (24,344)

            Increase in income taxes payable         185,582      324,488
            Increase (decrease) in other current
                   liabilities                        63,367     (193,237)

            (Decrease) in deferred income taxes      (78,048)     (12,845)

            Increase (decrease) in other
                   liabilities                      (120,002)      16,609
            Total adjustments                        583,161   (4,121,839)

            Net cash provided by (used in)
                   operating activities            2,747,078   (2,636,231)
           Cash flows from investing activities:

            Purchase of property, plant and
                   equipment                        (887,756)  (1,275,051)


                                          6






            Purchase of certificate of deposit          -      (1,000,000)

            Proceeds from sale of long term
                   assets                             30,176       67,850

            Decrease (increase) in investment
           and  advances to joint ventures            75,000      (51,078)

            Net cash (used in) investing
            activities                              (782,579)  (2,258,279)

           Cash flows from financing activities:
            Net borrowings under short-term debt
                   agreements                      2,108,905    1,873,237

            Repayments of long-term debt          (3,013,710)     (26,434)

            Principal payments under capital
                   lease obligations                (524,257)    (899,191)
            Net repayments to shareholder                -       (105,170)

            Changes in paid in capital                   -        (33,206)
            Net proceeds from issuance of common
                   stock                                 -      5,805,103

            Net cash provided by (used in)
                   financing activities           (1,429,062)   6,614,339

            Net increase in cash                     535,436    1,719,829
            Cash at beginning of period            3,394,658    2,112,289

            Cash at end of period                 $3,930,094   $3,832,118



             See Note 3
             See accompanying notes to consolidated financial statements.

                                 CONCORD CAMERA CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    March 31, 1995
                                     (unaudited)

          NOTE 1 - General

          In the opinion of Concord Camera Corp. ("the Company"), the accompanying unaudited financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company`s financial position as of March 31, 1995, and the results of operations and cash flows for the periods presented.

          The Notes to Consolidated Financial Statements, which are included in the Company's 1994 Form 10-K Annual Report, should be read with the accompanying financial statements.

          Earnings per common share, for the three months ended March 31, 1995 and 1994 and for the nine months ended March 31, 1995 are based on the weighted average number of common shares outstanding during such periods. Common stock equivalents outstanding during those periods were not included in the calculation of earnings per share because their effect was not dilutive. Earnings per common and common equivalent share for the nine months ended March 31, 1994 are based on the weighted average number of common shares outstanding during such period and the dilutive effect of common stock equivalents, which include stock options and/or warrants that are exercisable at prices below the average price of the Company's common stock during the three months ended March 31, 1994.

          The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, German Mark, British Pound Sterling, Hungarian Forints, French Francs, and Japanese Yen. Each of the Company's foreign subsidiaries purchases its inventories in U.S. Dollars and sells them in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. Certain components needed to manufacture cameras are priced in Japanese Yen. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains or losses resulting from foreign currency transactions are included in "other (Income) expense, net" in the statement of operations. The Company continues to analyze the benefits and costs associated with hedging against foreign currency fluctuations.

          NOTE 2 - Inventories
          Inventories are comprised of the following:

                                              March 31,         June 30,
                                                 1995              1994

           Raw material                       $ 8,265,699      $ 5,648,318

           Finished goods                       9,583,514       13,458,700
                                              $17,849,183      $19,107,018





          Note 3 - Supplemental Disclosures of Cash Flow Information:


                                              For the nine months ended March
                                                            31,
                                                   1995             1994

           Cash paid for interest                $630,671         $786,617

           Cash paid for taxes                   $ 87,917         $ 29,491


          Noncash investing and financing activities:

          On November 9, 1994 the Company issued 33,108 shares of Common
          Stock valued at $132,433 in satisfaction of the first payment required for the land use rights in the PRC. ("See Other arrangements and future cash commitments").


          During the nine months ended March 31, 1995 and 1994, capital lease obligations of approximately $130,000 and $192,000 were incurred when the Company entered into leases for the purchase of equipment.


           Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


          Results of Operations

          Three months ended March 31, 1995 compared to three months ended March 31, 1994

          Revenues

          Total revenues for the three months ended March 31, 1995 and 1994 were approximately $13,783,000 and $12,134,000, respectively, an increase of approximately $1,649,000 or 13.6%. The increase, which is net of decreases in non-camera revenues and revenues from promotional sales, is due to the Company's European expansion, continued acceptance of the Company's new products, principally the single-use and slim-line camera models, and an increase in OEM revenues. Revenues from traditional camera sales and OEM sales increased by approximately $1,806,000 or 23.5% and $1,536,000 or 56.0% respectively for the three months ended March 31, 1995 to $9,506,00 and $4,277,000, respectively, from
          $7,700,00 and $2,741,000, respectively, for the three months ended March 31, 1994. In the three months ended March 31, 1995, there were no non-camera or promotional sales compared to approximately $653,000 and $1,039,000, respectively, of such sales in the three months ended March 31, 1994. Non-camera sales were substantially discontinued by the Company as of the end of the three month period ended September 30, 1994. The increase in OEM sales is attributable to increased purchases from the Company's preexisting OEM customer and from sales to a new OEM customer.

          Sales by Concord Camera HK Limited ("Concord HK"), for the three months ended March 1995 and 1994 were approximately $7,976,000 and $2,538,000, respectively, an increase of approximately $5,438,000 or 214.3%. The increase is due to the continued acceptance of the Company's new products, principally the single-use and slim-line camera models, the successful implementation of certain sales programs with the Company's larger customers which are on an FOB Hong Kong basis, and resulted in a change in the OEM point of sale from the United States to Hong Kong during the three months ended December 31, 1994. The Company effected a change in the OEM point of sale in order to secure an additional working capital credit line (see Bank of East Asia, New York.) Payment for FOB sales are primarily by letter of credit.

          Sales by the Company's United States operation for the three months ended March 31, 1995 and 1994 were approximately
          $2,964,000 and $6,631,000, respectively, a decrease of approximately $3,667,000 or 55.3%. In the three month period ended March 31, 1995 there were no promotional sales and OEM sales with the point of sale out of the U.S. as compared to approximately $1,039,000 and $2,741,000, respectively for the three months ended March 31, 1994. After giving effect for these sales, traditional camera sales in the United States increased by approximately $113,000 or 4.0% for the three months ended March
          31, 1995 over the comparable period last year. In addition, certain United States customers increased merchandise purchases on an FOB Hong Kong basis from Concord HK, which merchandise was previously purchased from Concord in the United States. During the three months ended March 31, 1995 and 1994, United States customers purchased approximately $2,763,000 and $1,661,000, respectively, an increase of approximately $1,102,000 or 66.3% of merchandise on an FOB Hong Kong basis. On a combined basis sales to U.S. customers increased 26.9%.

          Sales by Concord Camera (Panama) Inc. ("Concord Panama") into select areas of Central and South American markets for the three months ended March 31, 1995 and 1994 were approximately $381,000 and $509,000, respectively, representing a decrease of approximately $128,000 or 25.2%. Concord Panama commenced operations in Fiscal 1992 and, over its first two full years of operation, has successfully marketed the Company's products in Central and South America.

          Sales by Concord Camera Canada Corp. ("Concord Canada") for the three months ended March 31, 1995 and 1994 were approximately $449,000 and $492,000, respectively, representing a decrease of approximately $43,000 or 8.7%. The decrease was primarily a result of the reduction of non-camera revenues, and the depressed economic conditions of the Canadian market.

          Consolidated sales of Concord Camera GmbH ("Concord Germany"), Concord Camera UK Limited ("Concord UK"), Concord Camera (Hungary) Ltd. ("Concord Hungary") and Concord Camera France ("Concord France"), collectively "Concord Europe," for the three months ended March 31, 1995 and 1994, were approximately $2,013,000 and $1,311,000, respectively, an increase of approximately $702,000 or 53.6%. During the quarter ended September 30, 1993, the Company formed Concord Hungary which commenced sales operations in the quarter ended June 30, 1994. During the quarter ended June 30, 1994, the Company formed Concord France which commenced operations on July 1, 1994. Sales by Concord Hungary and Concord France were $82,000 and $283,000, respectively, during the quarter ended March 31, 1995. After giving effect to the sales by the new subsidiaries, sales by Concord Europe increased by approximately $337,000 or 25.8%.
          This increase is primarily attributable to sales to new customers by the Company's increased European sales and marketing force. Sales in this region are improving, but are still affected by the sluggish economic conditions in the Region.

          Gross Profit

          Gross profit, expressed as a percentage of sales, increased to 33.2% for the three months ended March 31, 1995 from 24.1% for the three months ended March 31, 1994. This increase is net of any competitive price pressure that the Company has experienced in connection with certain product, especially in the single-use camera market. This increase was due principally from improved control over production and inventory levels during the previous quarter and improvements in manufacturing efficiencies. The increase in gross profits is net of price pressures which the Company faces in the competitive marketplace. In addition, net sales during the three months ended March 31, 1994 included a premium sale and non-camera revenues that were at gross margins below the Company's normal gross margin.

          Expenses

          Operating expenses, consisting of selling, general and administrative and financial expenses, increased to $4,256,000 in the three months ended March 31, 1995 from $4,147,000 in the three months ended March 31, 1994, an increase of $109,000 or 2.6%. As a percentage of sales, operating expenses decreased to 30.9% in the three months ended March 31, 1995 from 34.2% in the three months ended
          March 31, 1994.

          Selling expenses increased to $1,722,000 or 12.5% of net sales in the three months ended March 31, 1995 from $1,196,000 or 9.9% of net sales in the three months ended March 31, 1994 The increase was primarily attributable to the Company's expansion of the worldwide sales force including increases in sales salaries, sales commissions, co-operative advertising expenses, marketing and trade show related expenses.

          General and Administrative expenses decreased to $2,187,000 or 15.9% of net sales in the three months ended March 31, 1995 from $2,451,000 or 20.2% of net sales in the three months ended March 31, 1994. Included in the total for the three months ended March 31, 1995 and 1994 is approximately $251,000 and $453,000, respectively, of professional expenses incurred relating to non-operating matters, primarily the SEC investigation (since terminated) and two continuing litigation matters. After excluding such professional fees, general and administrative expenses decreased to $1,934,000 or 14.0% of net sales for the three months ended March 31, 1995 and $1,998,000 or 16.5% of net sales for the three months ended March 31, 1994. The decrease is primarily due to cost control on a worldwide basis, which includes but is not limited to, a reduction in officer salaries and bonuses, administrative salaries, related payroll expenses, rent and engineering expenses, net of approximately $54,000 in increased expenses attributable to the opening of the two new subsidiaries (see "Revenues").

          Financial expenses decreased to $348,000 or 2.5% of net sales in the three months ended March 31, 1995 from $501,000 or 4.1% of net sales in the three months ended March 31, 1994. Such decrease was primarily a result of a reduction in average debt outstanding during the three months ended March 31, 1995, and a reduction in loan guarantee fees.

          Other (income), expense Net

          Other (Income) expense, net during the three months ended March 31, 1995 and 1994 of $22,000 and 57,000, respectively is primarily comprised of net foreign exchange gains/losses and other non-operating expenses.

          Income Taxes

          The Company's provision for income taxes for the three months ended March 31, 1995 is related to the earnings of the Company's Far East operations.

          Nine months ended March 31, 1995 compared to nine months ended March 31, 1994

          Revenues

          Total revenues for the nine months ended March 31, 1995 and 1994 were approximately $47,055,000 and $41,933,000, respectively, an increase of approximately $5,122,000 or 12.2%. The increase, which is net of decreases in non-camera revenues and revenues from promotional sales, is due to the Company's European expansion, continued acceptance of the Company's new products, principally the single-use and slim-line camera models, and an increase in OEM revenues. Revenues from traditional camera sales and OEM sales increased by approximately $6,520,000 or 21.8% and $2,438,000 or 42.7% respectively for the nine months ended March 31, 1995 to $36,432,000 and $8,147,000, respectively, from
          $29,912,000 and $5,709,000, respectively, for the nine months ended March 31, 1994. Included in net sales during the nine months ended March 31, 1995 were approximately $2,476,000 of non-camera sales and no revenues from promotional sales compared to approximately $3,413,000 and $2,900,000, respectively, of such sales in the nine months ended March 31, 1994. Non-camera sales were substantially discontinued by the Company as of the end of the three month period ended September 30, 1994. The increase in OEM sales is attributable to increased purchases from the Company's preexisting OEM customer and from sales to a new OEM customer.

          Sales by Concord HK, for the nine months ended March 31, 1995 and 1994 were approximately $19,071,000 and $9,097,000, respectively, an increase of approximately $9,974,000 or 109.6%. The increase is due to the continued acceptance of the Company's new products, principally the single-use and slim-line camera models, the successful implementation of certain sales programs with the Company's larger customers which are on an FOB Hong Kong basis, and resulted in a change in the OEM point of sale from the United States to Hong during the three months ended December 31, 1994. The Company effectuated a change in the OEM point of sale in order to secure an additional working capital credit line from the Bank of East Asia, New York (see Bank of East Asia, New
          York.)   Payment for FOB sales are primarily by letter of credit.

          Sales by the Company's United States operation for the nine months ended March 31, 1995 and 1994 were approximately
          $17,681,000 and $22,601,000, respectively, a decrease of approximately $4,920,000 or 21.8%. Net sales for the nine months ended March 31, 1995 and 1994 included OEM sales with point of sale out of U.S. of approximately $2,225,000 and $5,709,000, respectively, a decrease of approximately $3,484,000 or 61.0%; non-camera revenues of approximately $2,476,000 and $3,413,000, respectively, a decrease of approximately $937,000 or 27.5%; and no revenues from promotional sales in the nine months ended March
          31, 1995 as compared to $2,900,000 for the nine months ended
          March 31, 1994. After giving effect to these sales, traditional camera sales in the United States increased by approximately $2,401,000 or 22.7% for the nine months ended March 31, 1995 over the comparable period last year. In addition, certain United increased merchandise purchases on an FOB Hong Kong basis from Concord HK, which merchandise was previously purchased from Concord in the United States. During the nine months ended March 31, 1995 and 1994, United States customers purchased approximately $9,728,000 and $4,832,000, respectively, an increase of approximately $4,896,000 or 101.3% of merchandise on an FOB Hong Kong basis. On a combined basis sales to U.S. customers increased 35.0%.

          Sales by Concord Panama into select areas of Central and South American markets for the nine months ended March 31, 1995 and 1994 were approximately $1,412,000 and $1,445,000, respectively, representing a decrease of approximately $33,000 or 2.2%. Concord Panama commenced operations in Fiscal 1992 and, over its first two full years of operation, has successfully marketed the Company's product in Central and South America.

          Sales by Concord Canada for the nine months ended March 31, 1995 and 1994 were approximately $2,424,000 and $3,460,000, respectively, representing a decrease of approximately $1,036,000 or 30.0%. The decrease was primarily a result of the reduction on non-camera revenues, the successful implementation of certain sales programs with the Company's larger customers which are on an FOB Hong Kong basis, and the depressed economic conditions of the Canadian market.

          Consolidated sales of Concord Europe, for the nine months ended March 31, 1995 and 1994, were approximately $6,466,000 and $4,677,000, respectively, an incrase of approximately $1,789,000 or 38.3%. During the quarter ended September 30, 1993, the Company formed Concord Hungary which commenced sales operations in the quarter ended
          June 30, 1994. During the quarter ended June 30, 1994, the Company formed Concord France which commenced operations on July 1, 1994. Sales by Concord Hungary and Concord France were $276,000 and $942,000, respectively, during the nine months ended March 31, 1995. After giving effect to the sales by the new subsidiaries, sales by Concord Europe increased by approximatley $571,000 or 12.3%. This increase is primarily attributable to sales to new customers by the Company's increased European Sales and Marketing force. Sales in this region are improving, but are still affected by the sluggish economic conditions in the region.

          Gross Profit

          Gross profit, expressed as a percentage of sales, decreased to 32.2% for the nine months ended March 31, 1995 from 33.7% for the nine months ended March 31, 1994. This decrease was due in part from competitive price pressure in connection with certain product, especially in the single-use camera market, but principally from improved control over production and inventory levels during the past nine months, the benefit of which began to be realized in the quarter ending March 31, 1995.

          Expenses

          Operating expenses, consisting of selling, general and administrative and financial expenses, increased to $12,904,000 in the nine months ended March 31, 1995 from $12,865,000 in the nine months ended March 31, 1994, an increase of $39,000 or .3%. As a percentage of sales, operating expenses decreased to 27.4% in the nine months ended March 31, 1995 from 30.7% in the nine months ended
          March 31, 1994.

          Selling expenses increased to $5,339,000 or 11.4% of net sales in the nine months ended March 31, 1995 from $3,965,000 or 9.5% of net sales in the nine months ended March 31, 1994. The increase was primarily attributable to the Company's expansion of the worldwide sales force including increases in sales salaries, sales commissions, co-operative advertising expenses, marketing and trade show related expenses.

          General and Administrative expenses decreased to $6,463,000 or 13.7% of net sales in the nine months ended March 31, 1995 from $7,422,000 or 17.7% of net sales in the nine months ended March 31, 1994. Included in the total for the nine months ended March 31, 1995 and 1994 is approximately $585,000 and $659,000, respectively, of professional expenses incurred relating to non-operating matters, primarily the SEC investigation (since terminated) and two continuing litigation matters. After excluding such professional fees, general and administrative expenses decreased to $5,878,000 or 12.5% of net sales for the nine months ended March 31, 1995 and $6,763,000 or 16.1% of net sales for the nine months ended March 31, 1994. The decrease is primarily due to cost control on a worldwide basis, which includes but is not limited to, a reduction in officer salaries and bonuses, administrative salaries, related payroll expenses, rent and engineering expenses, net of approximately $227,000 in increased expenses attributable to the opening of the two new subsidiaries (see "Revenues").

          Financial expenses decreased to $1,102,000 or 2.3% of net sales in the nine months ended March 31, 1995 from $1,478,000 or 3.5% of net sales in the nine months ended March 31, 1994. Such decrease was primarily a result of a reduction in average debt outstanding during the nine months ended March 31, 1995, and a reduction in loan guarantee fees.

          Other Income, Net

          Other (Income) expense, net during the nine months ended March 31, 1995 and 1994 $76,000 and $270,000, respectively is primarily comprised of net foreign exchange gains/losses and other non-operating expenses.

          Income Taxes

          The Company's provision for income taxes for the nine months ended March 31, 1995 is related to the earnings of the Company's Far East operations, net of benefits relating to overpayments/refunds on the Company's other foreign Subsidiaries.

          Liquidity and Capital Resources

          At March 31, 1995, the Company had working capital of $19,462,000 as compared to $21,115,000 at June 30, 1994. Cash flow provided by (used in) operating activities was approximately $2,747,000 for the nine months ended March 31, 1995 compared to ($2,636,000) for the nine months ended March 31, 1994. Capital expenditures, excluding assets financed under capital leases, for the nine months ended March 31, 1995 and 1994 were approximately $888,000 and $1,275,000, respectively. During the nine months ended March 31, 1994, the Company purchased a $1,000,000 time deposit in connection with a short-term credit arrangement (see Bank of East Asia, Limited below). The Company's principal funding requirement has been, and is expected to continue to be, the financing of accounts receivable and inventory.

          During the nine months ended March 31, 1994, certain warrants and options to purchase the Company's common stock were exercised. Such exercise generated net proceeds of approximately $5,805,000 which were used to reduce debt and for working capital purposes.

          The Bank of East Asia, Limited New York ("BOEA NY")

          On December 20, 1994, the Company obtained a one year, $1,500,000 revolving credit facility with BOEA NY which expires on December 20, 1995. The BOEA NY Facility is secured by certain accounts receivable of the Company's Hong Kong operations and bears interest at 2% above BOEA NY's prime lending rate, which was 9.0% at March 31, 1995. Availability under the BOEA NY Facility is subject to advance formulas based on eligible accounts receivable with no minimum borrowing. At March 31, 1995, approximately $615,000 was outstanding and classified as short-term debt under the BOEA NY Facility.

          The CIT Group/Credit Finance, Inc ("CIT")

          On March 30, 1994, the Company obtained a two year, $10,000,000 credit facility with CIT (the "CIT Facility") which expires on March 29, 1996. The CIT Facility is secured by accounts receivable inventory and other related assets of the Company's United States operations and bears interest at 2% above CIT's prime lending rate, which was 9.0% at March 31, 1995. Availability under the CIT Facility is subject to advance formulas based on eligible inventory and accounts receivable with minimum borrowing of $2,000,000. The Company used certain of the availability under the CIT Facility to repay all amounts due to Midlantic National Bank ("Midlantic") under the Company's credit facilities with Midlantic. At March 31, 1995, approximately $2,931,000 was outstanding and classified as short-term debt under the CIT Facility.

          Bank of East Asia, Limited ("BOEA") - Hong Kong

          Effective August 2, 1993, Concord HK entered into a credit arrangement (the "BOEA Facility") with BOEA that provides Concord HK with up to $4,000,000 of financing, including, but not limited to trade finance and overdraft privileges. On January 11, 1994, BOEA increased the total amount available under the BOEA Facility to $4,800,000 as follows: letters of credit and standby letters of credit $3,300,000, overdraft and packing loan of $1,500,000. As of March 31, 1995, approximately $3,167,000 was utilized and approximately $633,000 was available under the BOEA Facility. Approximately $2,272,000 of the total $3,167,000 utilized, was in the form of trade finance, including but not limited to import letters of credit. The BOEA Facility, which is payable on demand, bears interest at 2% above BOEA's prime lending rate for letters of credit and 2.25% above BOEA's prime lending rate for overdraft and packing loans. At March 31, 1995 BOEA's prime lending rate was 9.0%. In connection with the BOEA Facility, Concord HK has placed a $1,000,000 time deposit with BOEA, which is included in prepaid and other current assets at March 31, 1995 and such deposit is pledged as collateral for the BOEA facility. In addition, all amounts outstanding under the BOEA Facility are guaranteed by Concord.

          Other arrangements and future cash commitments

          In connection with the acquisition of certain production equipment and intellectual property, in the three months ended September 30, 1991 the Company entered into a five year financing lease with EDS (the "EDS Lease"). During April 1994, the Company and EDS amended the EDS Lease and applied a $1 million certificate of deposit which had been pledged to EDS to the outstanding principal balance due under the EDS Lease. This $1,000,000 principal payment reduced the monthly payments under the EDS Lease from $114,700 to $72,048. As of March 31, 1995, the balance outstanding under the EDS Lease was approximately $919,000.

          In connection with the upgrading of its worldwide information systems, the Company has committed to purchase hardware and software and incur other costs of approximately $660,000 for its United States and Far East operations; at March 31, 1995, approximately $414,000 of that amount had been paid. The Company anticipates incurring approximately $200,000 of additional costs for hardware, software and other related items for the balance of the Company's worldwide operations.

          Management believes that the anticipated cash flow from operations together with financing from CIT and BOEA will be sufficient to fund its operating cash needs over the next twelve months.

          PRC - Operations. Cameras and components are manufactured and assembled at three manufacturing facilities located in Baoan County, Shenzhen Municipal, People's Republic of China ("PRC"). Two of the manufacturing facilities are leased from a PRC Entity (the "Leased Facilities") for which the Company pays rent of $21,000 per month. The other manufacturing facility is owned by the Company (the "Company Facility"). The leased Facilities and the Company Facility each have a related employee dormitory (the "Related Dormitory"). The aggregate square footage of the leased Facilities, Company Facility and Related Dormitory is approximately 384,000 square feet.

          In Fiscal 1995 the Company expects to commence construction of an addition (the "Addition") to the Company Facility to accommodate increased production and to facilitate the consolidation of the Leased Facilities into the Company Facility. The Company also anticipates commencing construction of a dormitory (The "New Dormitory") in Fiscal 1995. The total cost to construct the Addition and the New Dormitory will be approximately $703,400 and $797,000 respectively. Such cost will be amortized over the expected useful life of the Addition and New Dormitory once they are completed and placed in service, which is expected to be by the end of Fiscal 1996. Upon completion of the Addition and New Dormitory, the Company will vacate the leased Facilities and Related Dormitory.

          The Company negotiated and executed new agreements (the "Land Use Agreements") with PRC Entities for the use of PRC land (the "PRC Land") for the Company Facility and the Addition. Under the Land Use Agreements, which have FERO approval, the Company obtained land use rights for approximately eight acres of land from a PRC Entity for the Company Facilities, the Addition and construction of factories, dormitories and other ancillary buildings. The Company has the right to use the PRC Land for 50 years ending in 2042 (the "Term"). Under the Land Use Agreements, the Company paid an application fee of approximately $329,000 and is required to pay a land use fee totaling approximately $330,000 payable in 4 installments. Since the Company has not yet obtained the Land Use Rights Certificate from the PRC Entity at March 31, 1995, these payments are reflected as Other assets on the Balance Sheet. The remaining balance of $197,635 is payable in three equal annual installments on each June 30 (commencing June 30, 1995). In satisfaction of the first payment required by the Land Use Agreement, the Company issued 33,108 shares of Common Stock valued at $132,365 on November 9, 1994. In addition, the Company will be responsible for stipulated land management fees and for the installation of certain utilities. The Land Use Agreements permit the Company to transfer, lease or mortgage its rights under the Land Use Agreements and in the buildings developed thereunder during the Term. At the end of the Term, all facilities on the PRC Land will belong to the PRC Entity and the Company shall have the right to lease the PRC Land and facilities thereon at the prevailing rent under regular lease terms.

                             PART II.  OTHER INFORMATION

          Item 1.    Legal Proceedings.

             Jack C. Benun. On November 18, 1994 the Company filed a demand for arbitration in New Jersey, for money damages in excess of $1.5 million, against Jack C. Benun, the Company's former Chairman and Chief Executive Officer and an owner of record of more than 5% of the Company's common shares. This action was taken due to Mr. Benun's failure to compensate the Company for damages it sustained as a result of Mr. Benun's breaching his employment obligations, his fiduciary obligations and perpetrating frauds upon the Company including the misappropriation of funds from the Company. Mr. Benun was terminated for cause by the Company in July 1994 as a consequence of his actions.

             Mr. Benun has submitted a counterclaim in which he alleges among other things a wrongful termination by Concord. The Company intends to vigorously pursue its action as well as defend the counterclaim. The Company has reserved its rights under any other claims it may have against Mr. Benun. [See below Purported Class Action]

            Purported Class Action. On February 22, 1995 the Company was served with a complaint purporting to be a class action on behalf of purchasers of the Company's common stock throughout the period from January 1, 1991 through December 31, 1994 seeking damages in an unspecified amount. The complaint appears to be predicated on the wrongdoing of the Company's former chief executive officer who was terminated for cause by the Company in July 1994 and an alleged failure by the Company promptly to disclose such wrongdoing to the public. The Company intends vigorously to contest the litigation and believes that it has good defenses to the purported claims in the complaint. The matter is in its earliest stage and there can be no assurance as to its eventual outcome. The Company has already commenced an arbitration proceeding described above against its former chief executive officer and intends to file a claim against him for all costs incurred by the Company in connection with the litigation.

             Argus. Effective March 31, 1992, the Company sold to Argus, a company controlled by two former Company executives, the rights to the ARGUS trademark and trade name in Mexico and the United States for approximately $500,000 of which $200,000 was paid in cash and the balance was paid by delivery of a promissory note (the" Argus Note".) At June 30, 1994, $113,500 was outstanding on the Argus Note. The Company retains a security interest in the ARGUS tradename in the United States and Mexico as security for the Argus Note. The Company has been informed that James Carfagno, Sr., one of the two former Company executives, sold his entire Argus interest to William Pearson.

             Argus failed to comply with certain payment and other terms in the purchase agreement and the Company declared a default under such agreement. On November 23, 1992, Argus commenced litigation against the Company and its subsidiary Concord Camera Illinois Corp. in the Superior Court of New Jersey alleging, among other things, that the Company breached its agreements with Argus and violated the New Jersey Civil RICO statute. Argus sought, among other relief, injunctions and monetary damages. The Company denied all of Argus' substantive claims and filed counter-claims.

             In connection with the Argus litigation and Agrus' default on certain of its purchase obligations, the Company, in response, mitigated damages by selling certain of the inventories to third parties (the "Resale") and filed two motions for partial summary judgement seeking recovery for the deficiency of approximately $39,000 for unsold inventory. The Court granted both of the Company's motions and entered judgements in those amounts. Argus has satisfied the judgement of approximately $39,000. The Company had initiated proceedings to levy upon certain Argus assets to satisfy the judgement of approximately $70,000. Prior to finalization of those proceedings the parties agreed to settle all claims between them. The claims were settled on terms favorable to the Company but which do not have any material impact upon the Company's financial condition.


             Roland Kohl. During the last quarter of Fiscal 1990, Concord HK terminated for cause certain of its former officers and directors, including Roland Walter Kohl ("Kohl"), its former Managing Director. On April 10, 1990, the Company and Concord HK instituted proceedings in the Supreme Court of Hong Kong, High Court against such individuals for alleged breach of employment contracts and breach of duties owed to Concord HK. Concord HK's claims against those persons included damages caused by an alleged conspiracy to impede Concord HK's production capabilities, disruption of Concord HK's business, ordering of unnecessary or obsolete inventory, impeding Concord HK from obtaining credit and loss of profits. The Company and Concord HK claimed damages of approximately $5.9 million, including claims for lost business. The defendants have served answers and have counter-claimed for arrears of salary, salary in lieu of notice and bonuses held in escrow by Concord HK's former attorneys. Except with respect to a certain amount of salary arrears, the Company and its Hong Kong attorney believe those counter-claims to be without merit. Concord HK has a court order with respect to Kohl which froze his Hong Kong assets pending resolution of this lawsuit. As of June 1994, the value of the frozen assets, as estimated by the Company's Hong Kong attorney, were approximately $1.2 million.

             The Company has agreed in principle to a settlement with all of the defendants, subject to execution of definitive settlement documents. Prior to reaching the settlement, the Company engaged in an analysis of the status of the case. It appeared that trial would take place in Hong Kong with a trial date scheduled to commence May 31, 1995. Anticipated trial time was 8 to 10 weeks. Anticipated trial costs to be incurred by the Company including but not limited to attorneys fees, travel expenses and witness fees had the potential of exceeding $750,000. With the passage of time, the value of the frozen assets of Kohl had diminished as of March 31, 1995 to approximately $0.8 million dollars. Those funds would be further depleted as a result of the litigation, since pursuant to court order, Kohl had the ability to draw upon the funds to pay his living expenses and to pay counsel to defend the litigation. Therefore, there existed a substantial question as to whether any judgement obtained against Kohl could be satisfied. The settlement will result in all claims being dismissed. As a result of the settlement, Concord will not receive any money. Concord will not pay any money to Kohl and one other defendant. Payment will, however, be made by the Company to certain other defendants who had claims for salary arrearages and legal fees incurred in asserting those claims in the aggregate amount of $800,000 which will be paid by the release of certain escrowed funds of approximately $287,000 with the balance being payable over time, through May 1996. If the settlement is not consummated, the litigation will proceed in the ordinary course.

          Item 4.    Submission of Matters to a Vote of Security Holders

             On January 18, 1995 the Company held its Annual Meeting of Shareholders at which all of the Company's nominees for directors were elected. The Shareholders' vote electing each of the directors was as follows:

          Mr. Ira B. Lampert     7,743,952  for, 1,937,422  withheld;
          Mr. Eli Arenberg       7,746,252  for, 1,935,122  withheld;
          Mr. Joel L. Gold       7,744,252  for, 1,937,122  withheld;
          Mr. Morris H. Gindi    7,746,252  for, 1,935,122  withheld;
          Mr. J. David Hakman    7,701,251  for, 1,980,123  withheld;
          Mr. Ira J. Hechler     7,705,252  for, 1,976,122  withheld; and
          Mr. Kent M. Klineman   7,744,052  for, 1,937,322  withheld

             The Shareholders also ratified the selection of Deloitte & Touche as the Company's independent auditors by a vote of 9,573,121 for, 93,545 withheld and 57,700 abstain.

          Item 6.     Exhibits and Reports on Form 8-K.

             (a) Exhibits

                 10.1 Employment Agreement between the Company and Eli Shoer dated as of October 1, 1994.

                 10.2 Employment Agreement between the Company and Gary Kaess dated as of November 3, 1994.

                 10.3 Amended and Restated Employment Agreement between Concord Camera HK Limited and Arthur Zawodny dated as of October 21, 1994.

                 27  Financial Data Schedule

             (b) Reports on Form 8-K.
                     None




                                  S I G N A T U R E

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CONCORD CAMERA CORP.
                                     (Registrant)



                        BY: /s/ Harlan I. Press
                                     (Signature)



                                   Harlan I. Press
                               Chief Accounting Officer


                          DATE:     May 10, 1995