Form 10-K
period 1995-06-30
CONCORD CAMERA CORP
filed 1995-09-28
CIK 831861

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
      June 30, 1995                                 Commission file No. 33-21156
                              Concord Camera Corp.
             (Exact name of registrant as specified in its charter)

          New Jersey                                             13-3152196
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               identification no.)

   35 Mileed Way, Avenel, New Jersey                                07001
(Address of principal executive offices)                          (Zip Code)

Company's telephone number, including area code:    (908) 499-8280
Securities registered pursuant to Section 12(b) of the Act:      None
Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, no par value per share
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 15, 1995, the aggregate market value of the Common Stock (based upon the high and low trading prices) held by non-affiliates of the Company was approximately $65,609,538.

     As of September 15, 1995, the number of shares outstanding of the Company's Common Stock was 10,497,526.

                      DOCUMENTS INCORPORATED BY REFERENCE

                            Exhibit Index -- Page -
                                   Page 1 of

Item 1. Business.

     General. The Company was incorporated in New Jersey on September 30, 1982 and consummated its initial public offering in July 1988. Its principal offices and administrative headquarters are located at 35 Mileed Way, Avenel, New Jersey, 07001. The Company's manufacturing facilities are located in the People's Republic of China ("PRC"). The Company has two distribution subsidiaries in North and Central America, four in Europe and one in Hong Kong. Unless the context indicates otherwise, when used in this report the word "Company" refers to Concord Camera Corp. and its subsidiaries and unless otherwise indicated, any twelve month period ending or ended on June 30, will be referred to as "Fiscal" with the appropriate year specified.

     The Company's principal business has been and is the design, manufacture, marketing, distribution and sale of popularly-priced, easy to use 110 film cartridge and traditional and single use 35 millimeter cameras. The Company's objective is to respond to consumer demands for popularly-priced cameras with contemporary design and modern technology. To this end, the Company designs and manufactures various models of cameras in popular colors. The Company currently produces numerous series of 110 film cartridge and 35 millimeter (including single use) cameras with suggested United States retail sales prices ranging from $5.99 to $60.

Domestic and Foreign Sales, Markets and Marketing

     In Fiscal 1995, sales by the Company to United States customers, including sales made by the Company's Hong Kong subsidiary, constituted approximately 58.4% of total sales. Such sales were primarily to major discount, drugstore and retail chains, including Wal-Mart Stores, Target Stores, Walgreens, Eckerd Drugs, Family Dollar, and Toys-R-Us and to distributors and through direct mail and accounts which use cameras as premiums in connection with products sales. Approximately 41.6% of total sales in Fiscal 1995 were made by the Company's foreign subsidiaries to customers outside the United States. The Company also manufactured and sold, on an OEM basis, both finished single-use cameras and unassembled single-use cameras without film and batteries to The Minnesota Mining & Manufacturing Co. and Agfa-Gevaert AG.

     The Company's sales are somewhat seasonal resulting in a higher sales volume during its first and second fiscal quarters. Increased volume is attributable to purchases for the holiday season. Company's sales for the first six months of Fiscal 1995 were $33,272,000 compared to $28,867,000 for the second six months of that year. Sales for the first six months of Fiscal 1994 were $29,800,000 compared to $25,017,000 for the second six months of that year. [See Consolidated Financial Statements]

     United States. A large portion of the Company's United States sales are made by its own sales personnel with the assistance of approximately 21 non-affiliated representative organizations that operate as selling agents in geographic areas specified by agreements. Sales representatives receive commissions at rates ranging from 1% to 5% of net sales and the Company believes this type of arrangement is prevalent in its industry. Certain of the sales representatives act as selling agents for manufacturers and distributors of other products. The loss by the Company of any of its sales representatives would not, in the Company's opinion, have a materially adverse impact upon sales because the Company believes that its own sales staff alone, or in conjunction with the services of other of its representatives, could provide the services now provided.

     Canada. In Fiscal 1995, 1994 and 1993 sales by Concord Camera Canada Corp. ("Concord Canada") accounted for approximately 4.8%,6.8%,and 13.7% respectively of the Company's total sales for those fiscal years. The decrease in Canadian sales from Fiscal 1993 to Fiscal 1995 was primarily attributable to the reduction in non-camera revenues, the successful implementation of certain sales programs with the Company's larger customers which are on an FOB Hong Kong basis, and the depressed economic conditions of the Canadian market.

     Panama. In February 1992, the Company formed Concord Camera (Panama) Corp. ("Concord Panama") to market products in Central and South America. Concord Panama accounted for approximately 3.6%, 3.6%, and 2.1% of the Company's total sales for Fiscal 1995, 1994 and 1993, respectively.

     Concord Americas. The United States, Canada, and Panama (collectively "Concord Americas") are now in position to better service their customers in a growing market place and increase their market shares in the Americas. The Company is in the process of of centralizing certain administrative, accounting and warehousing functions of the United States, Canadian and Panamanian operations in order to control costs and improve operations.

     Europe. Consolidated sales of Concord Camera GmbH ("Concord Germany"), Concord Camera UK Limited ("Concord UK"), Concord Camera France SARL ("Concord France"), and Concord Camera (Hungary) Ltd. ("Concord Hungary), accounted for approximately 14.9%, 12.5%, and 10.6% of the Company's total sales in Fiscal 1995, 1994 and 1993, respectively. Sales in those regions continued to improve in Fiscal 1995 and are expected to continue to improve in the near future.

     During the first quarter of Fiscal 1994, the Company formed Concord Hungary which commenced operations in that quarter. In an effort to decrease worldwide administrative expenses during the first quarter of Fiscal 1996, the Company decided to transition its sales activities in Hungary to an independent sales representative. During the fourth quarter of Fiscal 1994, the Company formed Concord France which commenced operations on July 1, 1994.

     Concord Germany, Concord UK, and Concord France (collectively "Concord Europe") are now in position to better service their customers in a growing market place and increase their market shares in Europe. The Company intends to continue to centralize certain administrative, accounting and warehousing functions in Concord Europe in order to reduce the costs associated with those functions.

     Far East. Sales by Concord Camera HK Limited ("Concord HK") accounted for approximately 44.9%, 24.2%, and 26.3% of the Company's total sales for Fiscal 1995, 1994 and 1993 respectively. Concord HK's sales were made throughout the Far East, including Japan, and to other worldwide customers who purchase on an FOB Hong Kong basis. The Company believes that sales in the Far East will continue to represent a significant percentage of total sales.

     During the quarter ended December 31, 1993, Concord HK signed a twenty year agreement with Shenzhen Baoan Contat Camera Factory of the PRC ("Contat"), a joint venture between Longhua Economic Development Company and Shenzhen Santat Enterprise Development Company. Under the terms of that agreement, Concord HK will sell camera components to Contat, make available certain equipment, provide management assistance and technical advisors and supervise the technical quality of Contat's products. Contat will market and sell the camera products it produces in the PRC under the "Concord" trade name and trademark, under a sublicense from the Company. Included in other assets is a note receivable from Contat for approximately $431,000. [See Note 5 to the Financial Statements]

     Hungary. In Fiscal 1990, the Company formed a joint venture with Hungarian Optical Works, Fine Mechanical and Optical Ltd. and the Hungarian Credit Bank Ltd. to manufacture and assemble cameras in Hungary for distribution in that country and in other Eastern Bloc countries. Because of the financial instability of the Company's joint venture partners, the joint venture is being liquidated which is anticipated to be completed in Fiscal 1996. The Company had intended to continue its activities in Hungary and the former Eastern Bloc Countries through a wholly owned subsidiary, however, in the first quarter of Fiscal 1996 the Company transferred its sales activities for Hungary and certain of the former Eastern Bloc Countries to an independent sales representative. [See Consolidated Financial Statements]

     Licensing Activities. In May 1995, the Company executed a license agreement with Hallmark Licensing, Inc., as agent for Binney & Smith Properties, Inc. ("Binney & Smith") under which the Company licensed certain Binney & Smith trademarks with regard to Crayola(R) and certain associated marks, tradenames, and logos for use with single-use cameras, pocket 110 cameras and 35 millimeter cameras. The agreement expires December 31, 1997 but the Company may renew the agreement for an additional one year term if actual royalties payable under the agreement exceed a pre-determined minimum level.

     Customers. In Fiscal 1995 and 1994, approximately 56.9% and 51.9% of Company's sales were to its 10 largest customers. The consolidated sales to two customers (The Minnesota Mining & Manufacturing Company and Wal-Mart Stores, Inc.)in Fiscal 1995 and 1994 amounted to approximately $15,759,000 (25.4%) and $12,176,000 (22.2%), respectively. The loss of either of these customers could have a material impact on the Company. The Company has executed agreements for the supply of single-use cameras as an original equipment manufacturers with each of Minnesota

Mining & Manufacturing Co. and Agfa-Gevaert AG. Each agreement is for a one year term and requires each of those entities to purchase several million single-use cameras.

     Advertising. The Company engages in a limited amount of advertising and in the past has given allowances to customers who advertise its products. Advertising allowances and other discounts were approximately $829,000. $587,000, and $858,000 in Fiscal 1995, 1994, and 1993 respectively.

Manufacturing

     General. The Company's operations and profitability are substantially dependent on its manufacturing and assembly activities, all of which are conducted in the PRC. The Company currently conducts engineering, design, purchasing and certain distribution and warehouse activities in Hong Kong. The Company's manufacturing activities in the PRC are conducted pursuant to the PRC agreements (the "PRC Agreements") with various local municipal and government agencies and sub-divisions located in Baoan County, Shenzhen Municipality, PRC (collectively, the "PRC Entities"). The Company's initial agreement in Baoan County was approved on September 12, 1985 by the local Foreign Economic Relations Office ("FERO") and FERO approval is necessary to assure the validity and enforceability of the PRC Agreements. The Company's most recent PRC Agreement covering its manufacturing activities was approved by the PRC Entities and FERO in 1993 and expires in 2002. The Company intends to continue to expand its operations in the PRC, although there can be no assurance that it will be able to do so.

     The Company did not experience any interruption in its manufacturing or other operations as a result of political events (Tiananmen Square) in the PRC in June 1989, other than a brief interruption of deliveries between Hong Kong and the PRC. There can be no assurance that similar events will not occur in the PRC in the future and, if they do occur, that they will not result in material interruption of manufacturing or other operations.

     Although in the past the Company has contract manufactured non-photographic products in the PRC, at present the Company is not performing any contract manufacturing but continues to explore opportunities related thereto. The Company continues to explore the possibility of contract manufacturing of non-photographic products in the PRC in cases where manufacturing is labor intensive and requires the application of manufacturing processes and techniques similar to those currently employed by the Company. See "Dependence on Agreements with the PRC." and "Item 2. Properties."

     Supply arrangements. The Company purchases raw materials and certain components used in the manufacture of its products from numerous non-affiliated suppliers, including substantially all of its film, batteries, glass lenses, plastic resins, metal and electronic component parts.

Products

     General. Company camera products are manufactured and sold principally under the CONCORD, KEYSTONE, and LE CLIC trade names and private labels. Outside the United States and Mexico, the Company's camera products are sold under the ARGUS trade name. The Company's cameras carry suggested United States retail prices ranging from $5.99 - $60. Cameras sold under the CONCORD name are generally the lowest-priced cameras in the Company's lines, cameras sold under the KEYSTONE name are generally the highest-priced camera in its lines except for a limited number of cameras sold under the ARGUS trade name in Canada. Substantially all of the Company's revenues have been and continue to be derived from sales of cameras and camera-related accessories.

     Single Use Cameras. In Fiscal 1991, the Company introduced a line of single use, 35 millimeter point-and-shoot cameras, including film, carrying retail prices ranging from $5.99-$12.95. In Fiscal 1992, the Company introduced several additional single use camera models, a large number of which are sold under private labels. Full distribution of the new models began in Fiscal 1993. The single-use line consists of a basic daylight camera suitable for outdoor use, a panorama version for extra wide angle shots, a version with a built-in flash for indoor and outdoor photographs, and a daylight version with underwater capability. Sales of single use cameras represented approximately 43.6% of total sales in Fiscal 1995 and the Company expects that its sales of single use cameras will represent the largest area of its growth in Fiscal 1996. Following the execution of a license agreement with Binney & Smith in May 1995, the Company introduced a line of single-use cameras utilizing the Crayola(R) brand name.

     Slim Line Cameras. In Fiscal 1992, the Company introduced its Slim Line cameras, which are compact 35 millimeter, motorized and manual film advance models. These cameras have a contemporary design and are popularly priced. In Fiscal 1992, the Company also introduced its switchable panorama cameras which offer a standard size or a wide angle stretch type print. In that year, the Company also developed a patented system for printing a date or a message directly on each photo taken by its cameras. In Fiscal 1993, a complete line of Photo Date and Photo Message cameras were introduced.

     New Products. In Fiscal 1995, the Company began design and development efforts on cameras intended to meet the new Advanced Photo System film standard, as well as the design of new standard 35 millimeter cameras to meet changing consumer demand.

     110 Cartridge Models. The Company's pocket 110 cartridge models are simple, easy to use, cartridge loading point-and-shoot cameras. Certain of the 110 models have a built-in electronic flash and/or telephoto lens. The Company markets five models of 110 cartridge cameras which are available in popular colors. United States retail prices for those models range from $4 to $20. Following the execution of a license agreement with Hallmark Licensing, Inc. in May, 1995, the Company introduced a line of 110 cartridge cameras utilizing the Crayola(R) brand name.

     35 Millimeter Models. The Company markets several lines of 35 millimeter cameras ranging in retail price from $15 - $60. The lower priced models are point-and-shoot and have manual film transport. The more expensive models have additional features such as date-back and panorama adapters. The newest of those lines is the Slim Line ultra-compact camera.

     The Company's medium-priced lines of 35 millimeter point-and-shoot cameras carry retail prices ranging from $25 - $50. Each camera in those lines is fully motorized and has more sophisticated features than the lower priced lines, including a telephoto lens, data back, automatic flash, red-eye reduction and automatic film loading. Those cameras are also sold in the Slim Line version.

     The Company's most sophisticated line of point-and-shoot 35 millimeter cameras carry retail prices ranging from $40 - $60. In addition to features present in its less expensive lines, those cameras have a two-step auto focus lens (the lens automatically focuses in one of two settings) and several additional features, including motor drive, automatic film loading, automatic flash, data back, twin lenses, mid-roll switchable panorama/normal format and red-eye reduction.

     Private Label. The Company manufactures, to customer specifications, 110 and 35 millimeter cameras (including single use cameras) under the private label brands of its customers.

     Accessories. The Company purchases and resells, photographic accessories, including flashes, vinyl pouches and carrying cases for its cameras.

     Design. Company manufactured products, other than those that it acquired from Keystone, are created, designed and engineered principally in Hong Kong. In addition during the fourth quarter of Fiscal 1995, the Company opened a contract design studio, in Japan. The Company expended approximately $598,000, $1,021,000, and $2,100,000 in Fiscal 1995, 1994, and 1993, respectively, for product design and development and tooling. The large increase in those costs in Fiscal 1993 was due to the significant development costs incurred with respect to new single use and traditional
35 millimeter cameras. In Fiscal 1992, the Company designed, developed and initiated production of its Slim Line and panorama cameras. Although those product lines were introduced in Fiscal 1992, the Company made additional design and redevelopment changes and thereby incurred additional development expenses related to those lines in Fiscal 1993. In Fiscal 1992, the Company also designed and initiated production of an additional model in its 110 series of cameras and initiated its single use line of cameras. In addition, in Fiscal 1992 the Company developed and patented imaging and data back processes which it began to market in Fiscal 1993. In Fiscal 1993, the Company also designed and placed in service production fixtures, test jigs and equipment and implemented packaging styles and materials for cameras packaged to specific customer orders and made cosmetic revision to its cameras.

     Other Products. In Fiscal 1994, the Company ceased manufacturing certain computer peripheral equipment manufactured on an OEM basis; however, revenues from this arrangement were not significant in that year. In Fiscal 1995 the Company discontinued the sale of certain non-camera products, which sales accounted for approximately $2,476,000, $4,561,000 and $6,949,000 in Fiscal 1995, 1994 and 1993, respectively.

Suppliers, Raw Materials and Production

     General. The Company owns or has financed the purchase through equipment finance leases of substantially all the tools and equipment necessary to manufacture certain components used in its cameras. In connection with its acquisition of certain tools and equipment for the manufacture of electronic and optic components used in the Company's cameras, the Company sold those assets to and leased them back from EDS Financial Corporation ("EDS"), a division of Electronic Data Systems Corporation. Upon the making of the final payment in Fiscal 1996, the Company will take ownership of the equipment. In Fiscal 1992, the Company moved those assets to its manufacturing facilities in the PRC. Numerous manufacturers and suppliers in the Far East and other parts of the world supply the Company with components, materials and film it does not manufacture.

     Sourcing. From time to time, the Company purchases finished product from third party manufacturers. The Company previously sourced many of the component items that it now produces from several affiliated joint ventures. Over the last several years, the Company purchased the interests of its joint venture partners in substantially all of those ventures. The Company depends on non-affiliated suppliers for its required glass lenses, motors and certain electronic components, such as transistors and diodes and film. In the past, the Company has experienced, and may in the future experience, difficulties in obtaining in a timely manner certain components and film necessary for its finished products; however, the Company believes that it is not dependent on any single supplier for any component or film and that it could find alternate sources on relatively short notice at prices competitive with those it currently pays.

     Advance Commitments. To secure adequate production materials, components and film, the Company must make substantial advance commitments to suppliers ranging from one to six months prior to the receipt of firm orders from customers. However, many of those commitments are subject to changes in numbers, assortments or delivery dates. Although from time to time the Company has experienced difficulties obtaining needed materials, components and film on a timely basis, it has been able to operate under those conditions. The Company believes these conditions to be standard in its industry.

     Quality Control. The Company devotes substantial effort to quality control, including testing components and raw materials when purchased or produced, testing during the assembly process and final quality control testing of finished products. The Company's terms with all of its United States customers include the right to return defective merchandise for credit. Foreign customers are permitted to exchange defective merchandise for the same product and the Company believes those practices to be standard in its industry.

Dependence on Agreements with the PRC

     General. The Company manufactures a majority of the components used in its cameras and assembles all of its manufactured finished products in the PRC pursuant to the PRC Agreements. FERO approval is required on all of the PRC Agreements to ensure their enforceability. See "Manufacturing -- General."

     Operating Practices. The Company's PRC Agreements provide for the production and manufacture of cameras at certain facilities in the PRC with labor supplied by PRC Entities. The PRC Entities currently supply the Company with the use of two assembly plants and approximately 2,000 workers to manufacture and assemble cameras. A third plant is owned by the Company. Although a substantial number of the Company's workers are employees of the PRC Entities, the Company is responsible for their food and housing and substantially all of them live in Company maintained dormitories. The current average cost per production line worker is approximately $85 per month including room and board and the Company's payments to the PRC Entities allocable to the provision of those workers. If any worker fails to work efficiently or to improve after instruction, the Company has the right to request that the PRC Entities replace that individual. The three facilities aggregate approximately 384,000 square feet. See "Manufacturing."

     PRC Taxes and Import/Export Duties. The Company has never paid any income or turnover tax to the PRC on account of its business activities in the PRC. Existing PRC statutes can be construed as providing for a minimum of 10% to 15% income tax and a 3% turnover tax on the Company's business activities; however, the PRC has never attempted to enforce those statutes. The Company has been advised that the PRC's State Tax Bureau is reviewing the applicability of those statutes to processing activities of the type engaged in by the Company, but it has not yet announced any final decisions as to the taxability of those activities. After consultation with its tax advisors, the Company does not believe that any tax exposure it may have on account of its operations in the PRC will be material to its financial condition. The Company does not pay import/export duties to the PRC but, as with any tax, there can be no assurance that the Company will not be required to pay such duties in the future.

     Other PRC Risks. If the PRC Entities fail to honor the PRC Agreements, the Company believes that within a six month period it could resume production activities elsewhere in the PRC. In order to minimize this risk, the Company obtained a land use certificate for the land on which the Company owned plant is situated and to which it has obtained title. The Company intends to expand operations on that property. However, in addition to lost assets and revenues attributable to the discontinuance of its operations at the Baoan County facilities, the Company would likely experience some loss on account of such interruption, depending upon where, and under what arrangements, the Company was able to resume production. If, for any reason, the Company could not continue production in its existing PRC locations, all manufacturing activities would cease for at least six months until the Company was able to resume production elsewhere. If the Company were required to move its production operations from the PRC, the Company's profitability would be substantially impaired, its competitiveness and market position would be materially jeopardized and there could be no assurance that it would be able to profitably manufacture and distribute its products.

     There is also a risk of expropriation of the Company's assets by the PRC and the imposition of restrictions or embargoes on the export of finished product, or the import of components and materials used in the Company's PRC operations. At June 30, 1995, the net book value of Company assets in the PRC was approximately $9,225,000 and such assets are insured against expropriation. The amount of Company assets in the PRC is expected to increase as operations in that country grow. The Company maintains property and casualty insurance covering the cost of Company owned and certain leased assets in its PRC facilities. The Company also maintains political risk insurance on certain equipment up to $4,000,000. If the Company were required to relocate and could not remove the assets it owns or leases in the PRC, the cost of replacement of such assets would be significantly higher than their book value.

Backlog

     The Company's general practice is to fill orders within delivery dates required by customers. Substantially all of the Company's cameras are produced in accordance with specifications and production schedules determined by the Company on the basis of projected sales and orders placed by its primary customers. Production schedules for sales are determined in accordance with customers orders, and the Company's anticipation of the demand for its products. The amount of unfilled orders at a particular time is affected by a number of factors, including availability of finished inventory, manufacturing and assembly capability and product shipments. Accordingly, the amount of unfilled orders from period to period is not necessarily meaningful and may not be indicative of actual shipments to be made to customers in any period.

Competition

     The photographic products industry is highly competitive. As a manufacturer and distributor of inexpensive cameras, the Company encounters substantial competition from a number of firms, many of which have longer operating histories, established markets and more extensive facilities. Many of the Company's competitors have greater resources than the Company has or may reasonably be expected to have in the foreseeable future. The Company considers Vivitar, Ansco Photo Optical Products Corporation

("Ansco"), and the Achiever Group as its chief competitors in United States markets. W. Haking Enterprises Limited, the parent of Ansco, the Achiever Group, and several small Taiwanese and Hong Kong companies are the Company's chief competitors in worldwide markets other than the United States. The Company also competes with certain major film manufacturers (including Eastman Kodak, Fuji and Konica) in the single use camera market, primarily on the basis of product cost and responsiveness to customer needs. The Company's competitive position is dependent upon its ability to continue to produce in the PRC. See "Dependence on Agreements with the PRC."

Considerations Relating to Company's Business Outside of the United States

     The Company conducts engineering, design, purchasing and certain distribution and warehousing activities in Hong Kong.

     Hong Kong Currency

     Since 1983, the Hong Kong dollar has been pegged to the United States dollar at an approximate rate of US$1 = HK$7.73; however, there can be no assurance that the exchange rate of the Hong Kong dollar will not fluctuate in the future. Certain obligations under the PRC Agreements and the Company's Hong Kong suppliers are paid in Hong Kong dollars.

     Hong Kong 1997

     The United Kingdom and Northern Ireland (the "United Kingdom") and the PRC have agreed that effective July 1, 1997 the exercise of sovereignty over Hong Kong will be transferred from the United Kingdom to the PRC. This agreement is embodied in the Sino-British Joint Declaration on the Question of Hong Kong (the "Joint Declaration") signed on December 19, 1984 and it has been ratified by both governments. Hong Kong is scheduled to become a Special Administrative Region ("SAR") of the PRC on July 1, 1997. The Joint Declaration provides that the Hong Kong SAR shall be directly under the authority of the PRC, shall enjoy a high degree of autonomy, except in foreign and defense affairs, and shall be vested with executive, legislative and independent judicial power. It also provides that the current social and economic systems in Hong Kong shall remain unchanged for 50 years after June 30, 1997 and that Hong Kong shall retain its status as an international financial center.

     The Joint Declaration provides that the basic policies of the PRC regarding Hong Kong and the elaboration of these policies in the Joint Declarations will be stipulated in a Basic Law of the Hong Kong SAR (the "Basic Law"). The Basic Law was adopted on April 4, 1990 by the PRC and is scheduled to take effect on July 1, 1997. It provides, in part, that "the socialist system and policies shall not be practiced in the Hong Kong SAR, and the previous capitalist system and way of life shall remain unchanged for 50 years."

     In October 1992, Hong Kong Governor Christopher Patten announced a plan for expanding democracy in Hong Kong through electoral reforms prior to July 1, 1997 to ensure the "high degree of autonomy" promised in the Joint Declaration. Representatives of the PRC Government subsequently issued public statements that protested Governor Patten's proposals. On March 12, 1993, Governor Patten published his reform proposal, the first step for consideration by the Hong Kong Legislative Council. In April 1993, representatives of the United Kingdom and the PRC began meetings to discuss the reform proposals and the future of Hong Kong. After more than a year of protest from PRC leaders, Hong Kong's Legislative Council voted to adopt Governor Patten's proposals on June 30, 1994. In response, on August 31, 1994 the PRC issued a regulation to abolish Patten's reform package immediately upon taking control of Hong Kong in July 1997.

     On July 26, 1995, the Legislative Council voted to adopt legislation establishing a new Court of Final Appeal in Hong Kong as the supreme judicial body after the July 1997 reversion. While this tribunal may help insure the stability of Hong Kong's commercial environment, the ultimate independence and authority of this tribunal is uncertain. In addition, the PRC stated in August 1994 that it will abolish the Legislative Council once it takes control of Hong Kong.

     The Company cannot predict how the PRC will interpret and implement the Basic Law and Joint Declaration, what actions the PRC may take in the future regarding Hong Kong, and the effect any such action may have on the Company's business activities in Hong Kong, or its operations or financial condition in general.

     Importation of Products and Tax Considerations

     The importation of camera products into the United States and other jurisdictions in which Company products are sold is subject to numerous risks, including non-Company related labor strikes, shipping delays, fluctuation in currency exchange rates and import duties. There can be no assurance that the United States, the PRC, Hong Kong or other countries will not in the future impose trade restrictions which could adversely affect the Company's operations. The United States duty on imported cameras of the type that the Company sells from countries of origin which enjoy United States most favorable nation ("MFN") status range from 3 to 4%. There are currently no United States import quotas on the type of products manufactured and distributed by the Company. MFN status entitles imports from the PRC to enter the United States subject to the same rate of duty which applies to imports from other MFN countries. The PRC's current MFN status expires on July 3, 1996; however, the President may recommend that MFN status for the PRC be extended for successive 12-month periods.

     On June 2, 1995, the President announced his decision to renew the PRC's MFN status until July 3, 1996. In addition, he reiterated his policy, first announced in 1994 of separating MFN treatment for the PRC from most human rights issues. However, the President noted that statutory requirements concerning free emigration would continue to apply as a prerequisite for MFN status for the PRC. In addition, the ban imposed by the President in 1994 on the importation of munitions from the PRC and existing U.S. sanctions imposed in view of continuing human rights abuses in that country remain in effect. None of the extended U.S. sanctions relates to the importation of commercial products from the PRC.

     Under current law, within 60 days after an extension of MFN status takes effect, Congress may disapprove the extension through the adoption of and transmittal of a joint resolution. The President may veto such resolution subject to provisions contained in the Trade Act of 1974 ("the Trade Act"). No such resolution was passed by Congress in 1995. However, the House of Representatives passed a Resolution that was highly critical of some Chinese practices, and several other provisions critical of the PRC were added to other legislative measures. None of these measures has yet been adopted formally by Congress as legislation. Moreover, neither the Resolution nor the provisions would affect the importation of products from the PRC.

     As a result of trade disputes between the United States and the PRC, the United States Trade Representative ("USTR") has published lists of products imported from the PRC that are potentially subject to increased tariffs in the event the trade dispute is not resolved. At the present time, there are no pending trade disputes in connection with which such lists have been published. The United States had published such a list (which list did not include cameras) in connection with a dispute over intellectual property rights protection in the PRC, but the two sides settled that dispute on February 26, 1995 by reaching a comprehensive agreement designed to ensure greater protection for U.S. intellectual property in the PRC.

     In addition, the United States is currently monitoring various PRC practices, including trade, investment, and government procurement, as well as the PRC's compliance with various multilateral and bilateral agreements. The Company cannot predict whether the United States will take trade actions against the PRC that may result in increased tariffs against PRC products.

     The PRC is currently engaged in talks concerning its possible accession to the World Trade Organization ("WTO"). Successful conclusion of these talks would result in the application of comprehensive trade rules on trade with the PRC. However, the Company cannot predict when such talks may conclude, or when such rules may come into effect. Furthermore, PRC accession to the WTO would not necessarily eliminate the need for successive yearly determinations by the United States regarding the PRC's MFN status.

Possible United States Taxation of Foreign Earnings

     Concord HK. Concord HK is a controlled foreign corporation ("CFC") for United States tax purposes. Under certain circumstances, a United States shareholder of a CFC is required to include some or all of the CFC's earnings in its own taxable income as if the CFC had distributed those earnings as a dividend. The possibility of deferring inclusion of Concord HK's earnings in the Company's taxable income depends on the ability of the Company and Concord HK to meet the requirements of several provisions of the Internal Revenue Code of 1986, as amended (the "Code"), as well as on the absence of adverse future tax legislation. The Company believes it has met the requirements of the Code which permit it to defer taxation on Concord HK's past earnings. United States taxation of Concord HK's future earnings is dependent, among other things, upon the nature of Concord HK's operations and the sources of its earnings in the periods in which such earnings are realized.

     Certain provisions of the Code would tax the Company currently on Concord HK's "foreign base company income" if such income is equal to or greater than the lesser of $1,000,000 or 5% (the "De Minimis Amount") of Concord HK's gross income. "Foreign base company income" is defined to include income derived from certain types of activities, including "foreign personal holding company income" and "foreign base company sales income." Although Concord HK does not believe that it earns foreign base company sales income, it is possible that a portion of its earnings might be attributable to selling activities, as opposed to manufacturing or production activities, and thereby result in some foreign base company sales income. Although Concord HK probably would have foreign base company income in excess of the De Minimis Amount, the Company does not believe that the United States income tax on such income (even if it also includes some foreign base company sales income) in excess of available foreign tax credits would represent a substantial percentage of its total income.

     Another provision of the Code would tax the Company currently if Concord HK makes certain investments in United States property, as specifically defined. An investment in such property includes, among other things, ownership of tangible property in the United States, or stock or obligations of United States persons, or a guarantee of an obligation of a United States person. There is an exception to the rule treating obligations of United States persons as constructive dividends for obligations arising in connection with the sale of property, such as trade accounts payable, if the amount of the obligation is not commercially excessive by reference to transactions between unrelated persons. The Company does not believe that the Company's obligations to Concord HK arising from the purchase of Concord HK products are in an amount or on terms such as would cause such obligations to be deemed commercially excessive, and the Company will attempt to secure financing without requiring Concord HK to guarantee it.

     If Concord HK's earnings are taxed to the Company as deemed dividends prior to the time that the earnings actually are remitted, to the

Company as dividends, the Company generally can claim a foreign tax credit on the deemed dividends just as if actual dividends had been paid. If and to the extent the Company is subjected to United States income tax on such deemed dividends, Concord HK may subsequently distribute an amount equal to such previously taxed income without additional tax consequences to the Company.

     If Concord HK distributes a portion of its earnings to the Company in excess of the earnings, if any, that have already been taxed to the Company as deemed dividends, such dividends will constitute taxable income. If it so elects, the Company generally will be entitled to a foreign tax credit to the extent that the distributed earnings have borne an income tax in Hong Kong.

     The Company's net operating losses (and a carry forward of net operating losses) will be applied to reduce the Company's current taxable income and the federal income tax on any remaining taxable income will be reduced by foreign tax credits, subject to statutory limitations on such credits.

     Other Subsidiaries. Concord Canada, Concord UK, Concord France, Concord Germany, Concord Panama and Concord Hungary are also CFC's to which the United States tax laws as discussed above are applicable. Due to the nature of their operations, some of those CFC's may earn or generate foreign base company income above the De Minimis Amount. However, the Company does not believe that the United States tax on foreign base company income generated by the Company's CFC's in excess of available foreign tax credits would represent a substantial percentage of its total income. It is not expected that those foreign subsidiaries will make investments in United States property and no United States taxes have been provided on the earnings of those subsidiaries since management intends to permanently reinvest such earnings abroad.

Trademarks and Patents

     The Company owns trademarks on the CONCORD, KEYSTONE, Funshooter, and LE CLIC, names for cameras sold in the United States and numerous foreign countries. In addition, the Company owns the trademark ARGUS in numerous countries other than in the United States and Mexico. As part of its acquisition of Keystone, the Company purchased several patents used in its Keystone cameras. In addition, the Company was granted a United States patent for its data imprinting system and it has applied for United States and Japanese patent protection for certain camera related processes and anticipates filing for patent protection on those processes in other countries. Concord HK has applied for United States and foreign patent protection for a film drive system used in certain cameras it produces. The Company believes that its competitiveness and market share are not dependent on the ultimate disposition of its patent applications.

Employees

     On June 30, 1995, the Company had 138 employees, 36 in the United States,
6 in Germany, 6 in Canada, 68 in Hong Kong and the PRC, 1 in Japan, 2 in France, 8 in the UK, 4 in Hungary and 7 in Panama. Seventy-four Company employees are in executive, administrative or clerical capacities, 14 in direct merchandising and sales, 19 in warehouse and shipping and 31 in engineering and design. No Company employee is represented by a union. The PRC Entities currently provide the Company with approximately 2,000 workers at its PRC facilities. To date, the Company has not had any of its operations interrupted due to labor dispute and it considers its working relationship with employees and workers to be good.

Item 2.  Properties.

     United States Offices and Warehouses. The Company's principal offices containing the Company's domestic warehouse and administrative offices are in a 35,000 square foot facility located at 35 Mileed Way, Avenel, N.J. The Company's lease on this facility provides a rent of $15,000 per month and that lease expires in December of 1997.

     Hong Kong. The Company owns one floor and leases one floor constituting approximately 13,000 square feet of warehouse and business space at Fortei Building, 98 Texaco Road, Tsuen Wan, New Territories, Hong Kong at a cost of approximately $6,600 per month, including rent and maintenance.

     Other Jurisdictions. The Company leases warehouse and/or office space in France, Canada, Germany, UK, Hungary and Panama in connection with the activities of its subsidiaries in those jurisdictions.

     PRC -- Operations. Cameras and components are manufactured and assembled at three manufacturing facilities located in Baoan County, Shenzhen Municipal, PRC. Two of the manufacturing facilities are leased from a PRC Entity (the "Leased Facilities") for which the Company pays rent of approximately $21,000 per month. The other manufacturing facility is owned by the Company (the "Company Facility"). The Leased Facilities and the Company Facility each have a related employee dormitory (the "Related Dormitory"). The aggregate square footage of the Leased Facilities, Company Facility and their respective Related Dormitory is approximately 384,000 square feet.

     In Fiscal 1996 the Company expects to commence construction of an additional factory building on the same plot of land as the current Company facility (the "Addition")to accommodate increased production and to facilitate the consolidation of the Leased Facilities into the Company Facility. The total cost to construct and complete the Addition will be approximately $750,000. The Company had also anticipated commencing construction of a new dormitory in Fiscal 1995. In lieu of the construction, the Company leased a new dormitory facility commencing in July 1995. Certain improvements will be made to the new dormitory at an approximate cost of $250,000. In addition, the current dormitory owned by the Company will be converted to office and administrative space and engineering facility as well as a small factory for pilot runs and living quarters for foreign employees at an approximate cost of $250,000. Total cost for all the construction described above is estimated to be approximately $1,250,000. Such cost will be amortized over the expected useful life of the Addition once completed and placed in service, which is expected to be by the end of Fiscal 1996. If production requirements continue to increase, the Company may be required to provide for an additional dormitory.

     The Company negotiated and executed agreements (the "Land Use Agreements") with PRC Entities for the use of PRC Land (the "PRC Land") for the Company Facility and the Addition. Under the Land Use Agreements, which have FERO approval, the Company obtained land use rights for approximately 8 acres of land from a PRC Entity for the Company Facilities, the Addition and construction of factories, dormitories and other ancillary buildings. The Company has the right to use the PRC Land through 2042 (the "Term"). Under the Land Use Agreements, the Company paid approximately $825,000 in fees and related expenses to obtain the Land Use Rights Certificate from the PRC Entity. In satisfaction of a portion of its obligations under the Land Use Agreement the Company had intended to issue 33,108 shares of Common Stock valued at $132,365 on November 9, 1994. While such shares were actually issued, they were never, in fact, delivered to the PRC Entity. The PRC Entity insisted on renegotiation of the terms allowing for payment in the Company's Common Stock. During the fourth quarter of Fiscal 1995 the shares were canceled and payment was made in cash. In addition, the Company will also be responsible for stipulated land management fees and for the installation of certain utilities. The Land Use Agreements permit the Company, to transfer, lease or mortgage its rights under the Land Use Agreements and in the buildings developed thereunder during the Term. At the end of the Term, all facilities on the PRC Land will belong to the PRC Entity and the Company shall have the right to lease the PRC Land and facilities thereon at the prevailing rent under regular lease terms.

Item 3. Legal Proceedings.

     Roland Kohl. During the last quarter of Fiscal 1990, Concord HK terminated for cause certain of its former officers and directors, including Roland Walter Kohl ("Kohl"), its former Managing Director. On April 10, 1990, the Company and Concord HK instituted proceedings in the Supreme Court of Hong Kong, High Court against such individuals for alleged breach of employment contracts and breach of duties owed to Concord HK. Concord HK's claims against those persons included damages caused by an alleged conspiracy to impede Concord HK's production capabilities, disruption of Concord HK's business, ordering of unnecessary or obsolete inventory, impeding Concord HK from obtaining credit and loss of profits. The Company and Concord HK claimed damages of approximately $5.9 million, including claims for lost business. The defendants served answers and counter-claimed for arrears of salary, salary in lieu of notice and bonuses held in escrow by Concord HK's former attorneys.

     The Company has executed a settlement agreement with all of the defendants. The settlement documents are subject to finalization. The settlement resulted in all claims and counter claims being dismissed. As a result of the settlement, the Company will not recover any alleged damages. The Company will not pay any money to Kohl and one other defendant. Payment will, however, be made by the Company to certain other defendants who had claims for salary arrearages and legal fees incurred in asserting those claims in the aggregate amount of $800,000 which will be paid by the release of certain escrowed funds of approximately $287,000 (which sum was originally posted by Concord HK to secure payments under the employment agreements to those defendants) with the balance being payable over time, through May 1996.

     SEC Investigation. In December of 1990, Michael J. Rea ("Rea"), the Company's then Chief Financial and Accounting Officer was terminated by the Company. On February 7, 1991, Rea instituted suit against the Company and Jack
C. Benun ("Benun") individually, the Company's former Chairman and Chief Executive Officer, in the Superior Court of New Jersey, Law Division, Middlesex County. Rea alleged, among other things, that his employment had been terminated in breach of his employment contract, and in retaliation for Rea's discovery and investigation of certain misconduct involving, among others, Benun, who Rea alleged had misappropriated at least $150,000 from the Company.

     On November 1, 1991, the Company was advised that the Securities and Exchange Commission (the "Commission") had issued an order on October 21, 1991 directing a private investigation (the "Commission Investigation") of Rea's allegations and related matters to determine whether any persons, including the Company and certain of its officers, directors, employees and affiliates, had engaged in, are engaging in, or are about to engage in, acts or practices in violation of various provisions of the 1933 Act and the Exchange Act and the rules and regulations thereunder.

     An initial investigation was instituted in 1991 by an Ad Hoc Committee of the Company's Board of Directors regarding the allegations of misconduct against Benun. The Ad Hoc Committee reported in 1992 that they had been unable to find any substantial evidence of wrongdoing by Benun. When new evidence became available in 1993, the Ad Hoc Committee was reconstituted with two new members and one member of the prior committee panel and its investigation was continued.

     On July 13, 1994, the Company's Board received and adopted a report from the Ad Hoc Committee, concluding that the credible evidence indicated Benun had misappropriated $150,000 from the Company and recommended that Benun be terminated. As a consequence of the new report and the Ad Hoc Committee's recommendation, on July 14, 1994 the Company announced that it had terminated Benun for cause. On September 16, 1994, as required by his settlement agreement with the Commission, Benun paid the Company $215,243, representing reimbursement of the $150,000 allegedly misappropriated and interest thereon from May 1, 1990.

     On September 1, 1994, the Company settled the Commission Investigation as it related to the Company without monetary damages or penalties. The settlement became effective upon the filing of an Administrative Order in which the Company, without admitting any wrongdoing, agreed to cease and desist from filing false reports and proxy statements, and keeping inaccurate books and records.

     Jack C. Benun. On November 18, 1994 the Company filed a demand for arbitration in New Jersey, for money damages in excess of $1.5 million, against Benun. This action was taken due to Benun's failure to fully compensate the Company for damages it sustained as a result of Benun's breaching his employment obligations, his fiduciary obligations and perpetrating frauds upon the Company including the misappropriation of funds from the Company. [See above SEC Investigation]

     Mr. Benun has submitted a counterclaim in which he alleges among other things a wrongful termination by the Company. The Company intends to vigorously pursue its action as well as defend the counterclaim. The Company has reserved its rights under any other claims it may have against Mr. Benun. [See below Purported Class Action]

     Purported Class Action. On February 22, 1995 the Company was served with a complaint purporting to be a class action on behalf of purchasers of the Company's common stock throughout the period from January 1, 1991 through December 31, 1994 seeking damages in an unspecified amount. The complaint appeared to be predicated on the wrongdoing of the Company's former chief executive officer who was terminated for cause by the Company in July 1994 and an alleged failure by the Company to promptly disclose such wrongdoing to the public. By way of responding to the complaint, the Company and the individual defendants (comprised of present and former Board members) filed a motion to dismiss the complaint. On September 5, 1995 plaintiffs responded by filing a cross-motion to file an amended complaint. The Company intends vigorously to contest the litigation and believes that it has good defenses to the purported claims asserted in the complaint and amended complaint. The matter is in its earliest stage and there can be no assurance as to its eventual outcome. The Company has already commenced an arbitration proceeding described above against its former chief executive officer and intends to file a claim against him for all costs incurred by the Company in connection with the purported class action litigation.

     Argus. Effective March 31, 1992, the Company sold to Argus, a company controlled by two former Company executives, the rights to the ARGUS trademark and trade name in Mexico and the United States for approximately $500,000, and agreed to sell to Argus the related inventories at their wholesale value of $1.5 million. Argus agreed to purchase the inventories over a twelve month period in equal monthly installments. Of the $500,000 sales price, $200,000 was paid in cash and the balance was paid by a promissory note ("the Argus Note").

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

     In connection with the Argus litigation and Argus' default on certain of its purchase obligations the Company, in response, mitigated damages by selling certain of the inventories to third parties (the "Resale") and filed two motions for partial summary judgement seeking recovery for the deficiency of approximately $70,000 resulting from the Resale and for approximately $39,000 for unsold inventory. The Court granted both of the Company's motions and entered judgements in those amounts. Argus had satisfied the judgement of approximately $39,000 and the Company initiated proceedings to levy upon certain Argus assets to satisfy the judgement of approximately $70,000. Prior to finalization of those proceedings the parties settled all of the claims between them on terms favorable to the Company but which do not have any material impact on the Company's financial condition. All monies due from Argus were paid to the Company in the first quarter of Fiscal 1996.

Item 4.  Submission of Matters to a Vote of
         Security Holders.

     None.

                                    Part II

Item 5. Market for Company's Common Equity and Related
        Shareholder Matters.

     The Company's common stock is traded on the NASDAQ National Market System under the symbol LENS. The approximate high and low bid prices for the shares tabulated below, are as reported by the NASDAQ National Market System and represent interdealer quotations which do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions. As of September 15, 1995, there were 10,497,526 shares outstanding, held by 1,225 record holders. There are in excess of 3,300 beneficial holders of the Company's common stock.

      Period                                                     Bid Price
  -------------                                           ---------------------
  Quarter Ended                                           High              Low
  -------------                                           ----              ---
September 30, 1993 .........................             6                 3 7/8
December 31, 1993 ..........................             7 3/4             4 5/8
March 31, 1994 .............................             9 3/8             5 3/8
June 30, 1994 ..............................             5 3/4             2 1/2
September 30, 1994 .........................             4 5/8             2 1/4
December 30, 1994 ..........................             3 1/2             1 7/8
March 31, 1995 .............................             3 3/4             2 1/8
June 30, 1995 ..............................             4 1/2             2 1/2


     The Company has never paid cash dividends and has no present intention to pay cash dividends.


Item 6. Selected Financial Data.


                                                                               Twelve Months Ended June 30,
                                                       ----------------------------------------------------------------------------

                                                         1995             1994             1993             1992             1991
                                                       --------         --------         --------         --------         --------
                                                                      (Dollars in thousands except per share amounts)

STATEMENT OF INCOME DATA:
Net Sales .....................................        $ 62,139         $ 54,817         $ 59,131         $ 57,372         $ 48,459
                                                       --------         --------         --------         --------         --------
Cost of Product sold ..........................          41,984           37,684           40,081           37,797           31,300
                                                       --------         --------         --------         --------         --------
Gross Profit ..................................          20,155           17,133           19,050           19,575           17,159
Operating expenses ............................          18,685           17,734           26,239           22,592           15,060
                                                       --------         --------         --------         --------         --------
                                                          1,470             (601)          (7,189)          (3,017)           2,099
Other (income) expenses,
  net .........................................             154              221              147             (498)            (788)
                                                       --------         --------         --------         --------         --------
Income (loss) from
operations before income
  taxes .......................................           1,316             (822)          (7,336)          (2,519)           2,887
Provision for income taxes ....................             107              123              298              140               23
                                                       --------         --------         --------         --------         --------
Net income (loss) .............................           1,209             (945)          (7,634)          (2,659)           2,864
                                                       ========         ========         ========         ========         ========
Earnings (loss) per share .....................            0.12            (0.09)           (0.99)           (0.44)            0.64
                                                       ========         ========         ========         ========         ========
BALANCE SHEET DATA:
Working Capital ...............................        $ 17,432         $ 21,115         $ 14,032         $  5,201         $  4,825
                                                       ========         ========         ========         ========         ========
Total assets ..................................        $ 50,189         $ 48,182         $ 46,718         $ 49,724         $ 47,982
                                                       ========         ========         ========         ========         ========
Long-term debt ................................        $  1,201         $  4,900         $  4,174         $  5,400         $  6,341
                                                       ========         ========         ========         ========         ========
Total stockholders'
  equity ......................................        $ 32,264         $ 31,055         $ 26,228         $ 17,590         $ 14,556
                                                       ========         ========         ========         ========         ========

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto presented elsewhere in this Report.

Results of Operations

     The following table sets forth the relationship between total sales and certain expenses and earnings items for the three years ended June 30, 1995, 1994 and 1993.

                                                   Year Ended June 30,
                                              -----------------------------
                                              1995        1994         1993
                                              ----        ----         ----
Net Sales ................................   100.0%      100.0%       100.0%
Cost of Product Sold .....................    67.6        68.7         67.8
                                             -----       -----        -----
Gross Profit .............................    32.4        31.3         32.2
Operating Expenses .......................    30.1        32.4         32.7
Other Expense, net .......................      .2          .4         11.9
                                             -----       -----        -----
Income (loss) before Provision for
  income taxes ...........................     2.1        (1.5)       (12.4)
                                             -----       -----        -----
Provision for income taxes ...............      .2          .2           .5
                                             -----       -----        -----
Net income (loss) ........................     1.9%       (1.7)%      (12.9)%
                                             =====       =====        =====


Fiscal 1995 Compared to Fiscal 1994

Revenues

     Total revenues for Fiscal 1995 and 1994 were approximately $62,139,000 and $54,817,000, respectively, an increase of approximately $7,322,000 or 13.4%. The increase, which is net of decreases in non-camera revenues and revenues from promotional sales, is due to the Company's European expansion, continued acceptance of the Company's new products, principally the single-use and slim-line camera models, and an increase in OEM revenues. Revenues from traditional camera sales and OEM sales increased by approximately $5,359,000 or 13.2% and $6,948,000 or 104.5%, respectively, for Fiscal 1995 to $46,067,000 and
$13,596,000, respectively, from $40,708,000 and $6,648,000, respectively, for
Fiscal 1994. Included in net sales during Fiscal 1995 were approximately $2,476,000 of non-camera sales and no revenues from one time promotional sales compared to approximately $4,561,000 and $2,900,000, respectively, of such sales in Fiscal 1994. Non-camera sales were substantially discontinued by the Company as of the end of the quarter ended September 30, 1994. The increase in OEM sales is attributable to contract obligations and increased purchases from the Company's preexisting OEM customer and from sales to a new OEM customer.

     Fiscal 1995 sales included sales of approximately $27,107,000 or 43.6% of total sales of the Company's single use camera product line, as compared to $19,541,000 or 35.6% in Fiscal 1994, an increase of $7,566,000 or 38.7%. The
Company believes that sales of its single use camera product line will continue to grow in Fiscal 1996.

     Sales by Concord HK in Fiscal 1995 and 1994 were approximately $27,910,000 and $13,289,000, respectively, an increase of approximately $14,621,000 or 110.0%. The increase is due to the continued acceptance of the Company's new products, principally the single-use and slim-line camera models and the successful implementation of FOB Hong Kong sales programs with the Company's larger customers and a change in the point of sale from the United States to Hong Kong during the quarter ended December 31, 1994. The Company effectuated a change in the OEM point of sale in order to secure an additional working capital line from the Bank of East Asia, New York (see Bank of East Asia, New York). Payment of FOB sales are primarily by letter of credit.

     Sales by the Company's United States operation in Fiscal 1995 and 1994 were approximately $20,161,000 and $29,014,000, respectively, a decrease of approximately $8,853,000 or 30.5%. United States net sales for Fiscal 1995 and 1994 included OEM sales with point of sale out of U.S. of approximately $2,225,000 and $6,648,000, respectively, a decrease of approximately $4,423,000 or 66.5%; non-camera revenues of approximately $2,476,000 and $4,561,000, respectively, a decrease of approximately $2,085,000 or 45.7%; and no revenues from a one time promotional sale in Fiscal 1995 as compared to $2,900,000 for Fiscal 1994. If the foregoing sales were eliminated from U.S. operations from each of Fiscal 1995 and Fiscal 1994 it would reflect an increase in traditional camera sales in the United States for Fiscal 1995 of approximately $555,000 or 3.7% over such sales for Fiscal 1994. In addition, certain United States customers increased merchandise purchases on an FOB Hong Kong basis from Concord HK, which merchandise was previously purchased from Concord in the United States. During Fiscal 1995 and 1994, United States customers purchased approximately $11,914,000 and $7,478,000, respectively, from Concord HK, an increase of approximately $4,436,000 or 59.3%. If this increase were added to Fiscal 1995 U.S. sales, sales to U.S. customers would have increased by 22.3%.

     Sales by Concord Panama into select areas of Central and South American markets for Fiscal 1995 and 1994 were approximately $1,824,000 and $1,957,000, respectively, representing a decrease of approximately $133,000 or 6.8%.

     Sales by Concord Canada for Fiscal 1995 and 1994 were approximately $2,966,000 and $3,701,000, respectively, representing a decrease of approximately $735,000 or 19.9%. The decrease was primarily a result of the reduction of non-camera revenues, the successful implementation of certain sales programs with the Company's larger customers which are on an FOB Hong Kong basis, and the depressed economic conditions of the Canadian market.

     Consolidated sales of Concord Europe, for Fiscal 1995 and 1994, were approximately $9,278,000 and $6,856,000, respectively, an increase of approximately $2,422,000 or 35.3%. In addition, certain European customers increased merchandise purchases on an F.O.B. Hong Kong basis from Concord HK. During Fiscal 1995 and 1994 European customers purchased approximately $2,491,000 and $1,886,000, respectively, from Concord HK, an increase of approximately $605,000 or 32.1%. If this increase were added to 1995 European sales, sales to European customers would have increased by 34.6%. During the first quarter of Fiscal 1994, the Company formed Concord Hungary which had sales of approximately $105,000 in the fourth quarter of Fiscal 1994. During the quarter ended June 30, 1994, the Company formed Concord France which commenced operations on July 1, 1994. Sales by Concord Hungary and Concord France were $379,000 and $1,817,000, respectively, during Fiscal 1995. After giving effect to the sales by the new subsidiaries, sales by Concord Europe increased by approximately $331,000 or 4.8%. This increase is primarily attributable to sales to new customers by the Company's increased European Sales and Marketing force. Sales in this region are improving, but are still affected by the sluggish economic conditions in the Region.

Gross Profit

     Gross profit, expressed as a percentage of sales, increased to 32.4% for Fiscal 1995 from 31.3% for Fiscal 1994. This increase was primarily due to improved control over costs, production and inventory levels during the past fiscal year.

Operating Expenses

     Operating expenses, consisting of selling, general and administrative and financial expenses, increased to $18,685,000 in Fiscal 1995 from $17,734,000 in Fiscal 1994, an increase of $951,000 or 5.4%. As a percentage of sales, operating expenses decreased to 30.1% in Fiscal 1995 from 32.4% in Fiscal 1994.

     Selling expenses increased to $7,298,000 or 11.7% of net sales in Fiscal 1995 from $5,569,000 or 10.2% of net sales in Fiscal 1994. The increase was primarily attributable to the Company's expansion and enhancement of the worldwide sales force including increases in sales salaries, sales commissions, co-operative advertising expenses, marketing and trade show related expenses.

     General and Administrative expenses decreased to $8,110,000 or 13.1% of net sales in Fiscal 1995 from $9,123,000 or 16.6% of net sales in Fiscal 1994. The decrease is primarily due to cost control on a worldwide basis, which includes but is not limited to, a reduction in officer salaries and bonuses, administrative salaries, related payroll expenses, rent and engineering expenses, net of approximately $250,000 in increased expenses attributable to opening the two new subsidiaries (see "Revenues").

     Financial expenses decreased to $1,413,000 or 2.3% of net sales in Fiscal 1995 from $1,889,000 or 3.5% of net sales in Fiscal 1994. Such decrease was primarily a result of a reduction in average debt outstanding during Fiscal 1995, and a reduction in loan costs and guarantee fees.

     Litigation and settlement costs in Fiscal 1995 and 1994 were approximately $1,864,000 and $1,153,000, respectively. The Company incurred significant legal expenses and settlement costs in connection with non-operating matters, primarily the demand for arbitration against Jack Benun, the Purported Class Action, the Roland Kohl litigation, the Argus Settlement, and the SEC Investigation. See "Item 3. Legal Proceedings." above.

Other Expense, Net

     Other expense, net includes directors fees, certain public relations costs, and foreign exchange gains and losses net of interest income and gains from the sale of fixed assets.

     With respect to foreign exchange gains and losses, the Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, German Mark, British Pound Sterling, Hungarian Forints, French Francs, and Japanese Yen. Each of the Company's foreign subsidiaries purchases its inventories in U.S. Dollars and sells them in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. Certain components needed to manufacture cameras are priced in Japanese Yen. The translation from the applicable currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The impact of foreign exchange transactions is reflected in the profit and loss statement which in Fiscal 1995 included a loss of approximately $95,000.

     In Fiscal 1995, the Company's hedging activities were immaterial and, at June 30, 1995 there were no forward exchange contracts outstanding.

Income Taxes

     The income tax provision for Fiscal 1995 of $106,990 is comprised of deferred taxes of $12,515 and a current provision of $94,475. The Company's provision for income taxes for Fiscal 1995 is primarily related to the earnings of the Company's Far East operations, net of benefits relating to overpayments/refunds on the Company's other foreign Subsidiaries.

     As of June 30, 1995, Concord had net operating loss carryforwards for U.S. tax purposes of approximately $14,732,000 which expire as follows: $1,586,000 in 2005; $16,000 in 2006; $444,000 in 2007; $6,630,000 in 2008 and $2,770,000 in
2009, and $3,280,000 in 2010. Losses for state tax purposes begin to expire in 1997.

     The realization of the deferred tax assets relate directly to the Company's ability to generate taxable income for certain foreign and U.S. federal and state tax purposes. Management is not able to conclude that realization of these deferred tax assets is more likely than not as a result of the Company's earnings history. Reductions to the valuation allowance will be recorded when, in the opinion of management, the Company's ability to generate taxable income in these jurisdictions is more certain.

Net Income (Loss)

     As a result of matters described above, the Company had net income of approximately $1,209,000 in Fiscal 1995, compared to a net loss of approximately $945,000 in Fiscal 1994, a turnaround in net income of $2,154,000.

Fiscal 1994 Compared to Fiscal 1993

Revenues

     Total revenues for Fiscal 1994 and 1993 were approximately $54,817,000 and $59,131,000, respectively, a decrease of approximately $4,314,000 or 7.3%. Approximately $2,010,000 of the total decrease was from a reduction in non-camera revenues and a result of the Company's plan to streamline its worldwide operations and focus more closely on the manufacture and distribution of cameras and camera related accessories. In addition, net sales in Fiscal 1993 included a significant amount of closeout merchandise, sold at reduced prices to generate working capital.

     Fiscal 1994 sales include approximately $19,541,000 or 35.6% of total sales of the Company's single use camera product line, as compared to $14,846,000 of total sales or 25.1% in Fiscal 1993, an increase of $4,695,000 or 31.6%.

     Sales by Concord HK in Fiscal 1994 and 1993 were approximately $13,289,000 and $15,532,000, respectively, a decrease of approximately $2,243,000 or 14.5%. The decrease was primarily attributable to a significant amount of initial sales into the Japanese market in Fiscal 1993.

     Sales by the Company's United States operation in Fiscal 1994 and 1993 were approximately $29,014,000 and $27,985,000, respectively, an increase of approximately $1,029,000 or 3.7%. Sales in Fiscal 1994 and 1993 include approximately $9,580,000 and $2,957,000, respectively, of the Company's single use product line sold on an OEM basis or through private labels. The significant increase is primarily a result of a $2,900,000 premium sale made in Fiscal 1994 and increased sales of single use products to 3M Company. If OEM sales were eliminated for the U.S. operations sales for each of Fiscal 1994 and Fiscal 1993, sales by the United States operation would have decreased by approximately $6,912,000 or 25.7%. The decrease is primarily a result of the reduction in non-camera revenue and the inclusion of a significant amount of closeout merchandise in Fiscal 1993, as discussed above.

     Sales by Concord Panama in Fiscal 1994 and 1993 were approximately $1,957,000 and $1,222,000, respectively, representing an increase of approximately $735,000 or 60.1%. Concord Panama commenced operations in Fiscal 1992 and, over its first two full years of operation, has successfully marketed the Company's product in Central and South America.

     Sales by Concord Canada in Fiscal 1994 and 1993 were approximately $3,701,000 and $8,114,000, respectively, representing a decrease of approximately $4,413,000 or 54.4%. The significant decrease was primarily a result of the reduction of non-camera revenues, as discussed above and the depressed economic conditions of the Canadian market.

     Sales by Concord Europe in Fiscal 1994 and 1993, were approximately $6,857,000 and $6,278,000, respectively, an increase of approximately $579,000 or 9.2%. The increase is a result of improving economic conditions in Europe and increased marketing efforts.

Gross Profit

     Gross profit, expressed as a percentage of sales, decreased to 31.3% for Fiscal 1994 from 32.2% for Fiscal 1993. This slight decrease was primarily due to reductions in prices of certain products as a result of competition, especially in the single use camera market and the liquidation of non-camera inventory at prices approximating cost.

Operating Expenses

     Operating expenses, consisting of selling, general and administrative and financial expenses, decreased to $17,735,000 in Fiscal 1994 from $19,335,000 in Fiscal 1993, a decrease of $1,600,000 or 8.3%. As a percentage of sales, operating expenses decreased to 32.4% in Fiscal 1994 from 32.7% in Fiscal 1993.

     Selling expenses decreased to $5,569,000 or 10.2% of net sales in Fiscal 1994 from $6,102,000 or 10.3% of net sales in Fiscal 1993. The decrease was primarily attributable to reduced sales salaries and related costs as a result of the Company's worldwide management restructuring in Fiscal 1993 which continued into Fiscal 1994. In addition, customer advertising and other sales allowances continued to decrease in Fiscal 1994 as a result of the improved internal and operational controls instituted by the Company in Fiscal 1993 and Fiscal 1994.

     General and administrative expenses decreased to $9,123,000 or 18.8% of net sales in Fiscal 1994 from $10,125,000 or 17.1% of net sales in Fiscal 1993. The decrease is primarily a result of reductions in operating expenses of the Company's subsidiaries operations.

     Financial expenses decreased to $1,889,000 or 3.5% of net sales in Fiscal 1994 from $3,108,000 or 5.3% of net sales in Fiscal 1993. Included in the Fiscal 1993 total is approximately $1,045,000 of amortization related to a warrant issued to Ira J. Hechler ("Hechler"), a director of the Company. After excluding such amortization, financial expenses decreased to $1,889,000 or 3.5% of net sales in Fiscal 1994 from approximately $2,063,000 or 3.5% of net sales in Fiscal 1993. Such decrease was primarily a result of a reduction in average short term debt outstanding in Fiscal 1994.

     Litigation and Settlement costs in Fiscal 1994 were approximately $1,153,000. The Company incurred significant legal expenses and settlement costs in connection with non-operating matters primarily the demand and arbitration against Jack Benun, the Roland Kohl litigation, Argus litigation, and the SEC investigation. [See Item 3. Legal Proceedings above.]

Other Expense, Net

     Other expense, net include directors fees, certain public relations costs, the Company's share of losses incurred by its joint venture in Hungary and foreign exchange gains and losses.

     With respect to foreign exchange gains and losses, the Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the United States Dollar, specifically, the Canadian Dollar, German Mark, British Pound Sterling and Japanese Yen. Each of the Company's foreign subsidiaries purchases its inventories in United States Dollars and sells them in local currencies, thereby creating an exposure to fluctuations in currency exchange rates. Certain components required for the manufacture of cameras are priced in Japanese Yen. The impact of foreign exchange transactions is reflected in the profit and loss statement which in Fiscal 1994 included a loss of approximately $776,000.

     In Fiscal 1994, the Company's hedging activities were immaterial and at June 30, 1994 there were no forward exchange contracts outstanding.

Product Line Rationalization

     As a result of the Company's success in the introduction of single use cameras, that product's acceptance in the market and the Company's belief that demand for that product will continue, the Company decided to curtail certain of its 35 millimeter and 110 product lines and to focus a significant amount of its efforts on single use camera. In connection with those changes, the Company suspended production of certain camera models. As a consequence in Fiscal 1993, provisions for certain component parts inventory and certain fixed assets (principally tools and molds) used in connection with the manufacturing of those models were made to reduce those items to their net realizable values. Such assets have been recorded at a negligible amount which the Company recovered in Fiscal 1994. The total amount recorded was $4,478,000.

Reorganization and Restructuring

     In connection with the reorganization and upgrading of its worldwide management, finances, and management information systems and procedures, certain expenses have been and will be incurred. Substantially all of the manufacturing joint ventures which operated prior to the Company's purchase of the interests of its joint venture partners have been consolidated with the Company's manufacturing operations, new management has been hired and new worldwide management information system and procedures were implemented and installed. In addition, the Company is in the process of liquidating its joint venture in Hungary as a result of financial instability of its joint venture partners. In Fiscal 1993, the Company recorded provisions for current and future expenditures of approximately $234,000 for compensation and severance costs, $260,000 for certain professional fees and $378,000 for organization and consolidation costs. In addition, the Company recorded provisions of approximately $492,000 against certain of its inventories in the joint ventures and $158,000 for certain deferred refinancing costs.

     The effects of the reorganization and restructuring can not be quantified, however, management expects that such steps will yield more efficient operations and enhance internal and operating controls.

Proposed Transaction Costs

     As a result of the termination of its agreement with Gestetner Holdings PLC, the parent of the Vivitar Group of Companies ("Vivitar"), in Fiscal 1993 the Company wrote off $904,000 of costs incurred in connection with the Vivitar Transaction.

Income Taxes

     The net income tax provision of $123,050, is comprised of deferred income taxes of $185,944 and a refund due of $62,894, both of which relate to the Company's Far East operation.

Net Loss

     As a result of the matters described above, the Company incurred a net loss of approximately $945,000 in Fiscal 1994, compared to a net loss of approximately $7,634,000 in Fiscal 1993, a decrease of $6,689,000 (87.6%).

Liquidity and Capital Resources

     At June 30, 1995, the Company had working capital of $17,432,000 as compared to $21,115,000 at June 30, 1994. Cash flow provided by (used in) operating activities was approximately $5,088,000 for the fiscal year ended June 30, 1995 compared to ($2,165,000) for the fiscal year ended June 30, 1994. Capital expenditures, excluding assets financed under capital leases, for the fiscal year ended June 30, 1995 and 1994 were approximately $2,261,000 and $1,690,000, respectively. During the fiscal year ended June 30, 1994, the Company purchased an interest bearing $1,000,000 time deposit in connection with a short-term credit arrangement (see Bank of East Asia, Limited - Hong Kong below). The Company's principal funding requirement has been, and is expected to continue to be, the financing of accounts receivable and inventory.

     During Fiscal 1994, certain warrants and options to purchase the Company's common stock were exercised. Such exercises generated net proceeds of approximately $5,772,000 which were used to reduce debt and for working capital purposes.

The Bank of East Asia, Limited New York ("BOEA NY")

     On December 20, 1994, the Company obtained a one year, $1,500,000 revolving credit facility with BOEA NY which expires on December 20, 1995. The BOEA NY Facility is secured by certain accounts receivable of the Company's Hong Kong operations and bears interest at 2% above BOEA NY's prime lending rate, which was 9.0% at June 30, 1995. Availability under the BOEA NY Facility is subject to advance formulas based on eligible accounts receivable with no minimum borrowing. At June 30, 1995, approximately $547,000 was outstanding and classified as short-term debt under the BOEA NY Facility.

     On September 20, 1995, the Company executed an amendment to its revolving line of credit with BOEA NY to increase the credit facility to $3,000,000. The closing of the amendment is contingent on the delivery of certain closing documents.

The CIT Group/Credit Finance, Inc ("CIT")

     On March 30, 1994, the Company obtained a two year $10,000,000 credit facility with CIT (the "CIT Facility") which expires on March 29, 1996. The CIT Facility is secured by accounts receivable inventory and other related assets of the Company's United States operations and bears interest at 2% above CIT's prime lending rate, which was 9.0% at June 30, 1995. Availability under the CIT Facility is subject to advance formulas based on eligible inventory and accounts receivable with minimum borrowing of $2,000,000. At June 30, 1995, approximately $2,214,000 was outstanding and classified as short-term debt under the CIT Facility.

Bank of East Asia, Limited ("BOEA") - Hong Kong

     Effective August 2, 1993, Concord HK entered into a credit arrangement (the "BOEA Facility") with BOEA that provides Concord HK with up to $4,000,000 of financing, including, but not limited to trade finance and overdraft privileges. On January 11, 1994, BOEA increased the total amount available under the BOEA Facility to $4,800,000 as follows: letters of credit and standby letters of credit $3,300,000, overdraft and packing loan of $1,500,000. As of June 30, 1995, approximately $4,164,000 was utilized and approximately $636,000 was available under the BOEA Facility. Approximately $2,841,000 of the total $4,164,000 utilized, was in the form of trade finance, including but not limited to import letters of credit. The BOEA Facility, which is payable on demand, bears interest at 2% above BOEA's prime lending rate for letters of credit and 2.25% above BOEA's prime lending rate for overdraft and packing loans. At June 30, 1995 BOEA's prime lending rate was 9.0%. In connection with the BOEA Facility, Concord HK has placed a $1,075,000 time deposit with BOEA, which is included in prepaid and other current assets at June 30, 1995 and such deposit is pledged as collateral for the BOEA facility. In addition, all amounts outstanding under the BOEA Facility are guaranteed by Concord.

     In the fourth quarter of Fiscal 1995, East Asia Finance Company, a wholly-owned subsidiary of BOEA, extended to Concord HK a five year equipment leasing facility in the amount of approximately one million dollars.

     On June 27, 1995 the Company received a commitment letter from the BOEA to increase the amount available under the BOEA facility up to $6,375,000 as follows: letters of credit and standby letters of credit $3,600,000 overdraft and packing loan of 2,300,000, and an installment loan $475,000. The installment loan will be utilized in part to repay the current mortgage outstanding on the Hong Kong office property with the Bank of China.

Canadian Imperial Bank of Commerce

     The Company and Concord Canada were parties to a loan agreement with CIBC

(the "CIBC Facility"). On April 18, 1994, all borrowings under the CIBC Facility were repaid by the Company.

Other arrangements and future cash commitments

     In connection with the acquisition of certain production equipment and intellectual property, in the three months ended September 30, 1991 the Company entered into a five year financing lease with EDS (the "EDS Lease"). During April 1994, the Company and EDS amended the EDS Lease and applied a $1 million certificate of deposit which had been pledged to EDS to the outstanding principal balance due under the EDS Lease. This $1,000,000 principal payment reduced the monthly payments under the EDS Lease from $114,700 to $72,048. As of June 30, 1995, the balance outstanding under the EDS Lease was approximately $673,000.

     In connection with the upgrading of its worldwide information systems, the Company has committed to purchase hardware and software and incur other costs of approximately $670,000 for its United States and Far East operations; at June 30, 1995, approximately $516,000 of that amount had been paid. The Company anticipates incurring approximately $154,000 of additional costs for hardware, software and other related items for the balance of the Company's worldwide operations.

     In connection with its construction activities in China, the Company anticipates incurring costs of approximately $1,250,000. [See Item 2. Properties.]

     Management believes that the anticipated cash flow from operations together with financing from CIT and BOEA will be sufficient to fund its operating cash needs over the next twelve months.

Item 8. Financial Data and Supplemental Data.

     The financial statements listed in Item 14(a) (1) and (2) are included in this Report beginning on page F-2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     On the recommendation of its Audit Committee and by action of its Board of Directors, Registrant, On May 18, 1995, terminated the engagement of the firm of Deloitte & Touche LLP ("Deloitte & Touche") as independent public accountants, effective immediately and appointed Ernst & Young LLP ("Ernst & Young") as its new independent public accountants. During the two most recent fiscal years and for the period through May 18, 1995, the Registrant has not consulted with Ernst & Young on items which (1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-K Item 304 (a)(2)).

     Deloitte & Touche's report on the Registrant's financial statements for the fiscal years ended June 30, 1994 and 1993 contained no adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

     In connection with its audits for the fiscal years ended June 30, 1994 and 1993 and in the subsequent interim period preceding the termination of Deloitte & Touche's engagement and the engagement of Ernst &

Young, there have been no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Deloitte & Touche would have caused it to make a reference to the subject matter of the disagreements in connection with its report.

     No "Reportable event", as defined in Regulation S-K, Item 304 (a)(1)(v) has occurred within the last two fiscal years and in the subsequent interim period preceding the termination of Deloitte & Touche.

     Deloitte & Touche furnished Registrant with a letter addressed to the Securities and Exchange Commission stating it agreed with the foregoing statements. A copy of Deloitte & Touche's letter to the Securities and Exchange Commission was filed as an exhibit to Form 8-K, dated May 18, 1995.

                                    Part III

Item 10. Directors and Executive Officers of the Company.

                             Year First
                              Elected/
                             Nominated
Name of Directors       Age  Director   Positions and Offices with the Company
-----------------       ---  --------   --------------------------------------
Ira B. Lampert (1) ...  50     1993     Chairman, Chief Executive Officer,
                                        President, Chief Operating Officer and
                                        Director; Director of Concord Camera
                                        HK Limited, Concord Camera GmbH, Concord
                                        Camera UK Limited and Concord Camera
                                        France

Eli Arenberg (2) .....  68     1988     Director

Joel L. Gold (3) .....  54     1991     Director

Morris H. Gindi (4) ..  51     1988     Director

J. David Hakman (5) ..  54     1993     Director

Ira J. Hechler (6) ...  77     1992     Director

Kent M. Klineman (7) .  63     1993     Director

------------
(1) On July 13, 1994 Ira B. Lampert was appointed to the additional positions of Chairman and Chief Executive Officer of the Company. Mr. Lampert has been President and Chief Operating Officer since June 1, 1993, and a Director of the Company since June 29, 1993. Mr. Lampert is also a director of Concord HK, Concord UK, Concord Germany and Concord France. From April 1992 through May 30, 1993, Mr. Lampert's services were made available to the Company under various consulting agreements with Whitehall Enterprises Inc. ("WEI"), an investment banking company for the middle-market, of which Mr. Lampert was the President since August 1990. During the 1980's through the early 1990's, Mr. Lampert also served as a director and/or officer of Summit Ventures, Inc., and related entities which developed and managed Ascutney Mountain Resort, a year-round destination resort located in Vermont. In June 1990, Mr. Lampert filed a petition for personal bankruptcy pursuant to Chapter 11 of the Federal Bankruptcy Code which he caused to be converted to Chapter 7 in July 1993. On January 24, 1994 the Bankruptcy Court issued an order discharging Mr. Lampert. The bankruptcy resulted from contingent and other liabilities incurred in the development of Ascutney Mountain Resort. Mr. Lampert is a Board Member of the Queens College Foundation which is part of the City University of New York and is the Treasurer of the Boys Brotherhood Republic, a non-profit organization for underprivileged children in the New York City area.

(2) Eli Arenberg joined the Company in April 1984 as Vice President of Sales and Marketing and in September 1989 was promoted to Senior Vice President of Sales. In February 1992 Mr. Arenberg retired from such positions. In July 1994 Mr. Arenberg made his services available to the Company under a consulting agreement with ELA Enterprises, Inc. (the "ELA Enterprises Consulting Agreement"), a Florida corporation wholly-owned by Mr. Arenberg.

(3) Joel L. Gold is currently a managing director at Fechtor Detwiler & Co., Inc. an investment bank. From January 1992 through April, 1995 Mr. Gold was a managing director at Furman Selz Incorporated, an investment bank. From April 1990 through December 1991 Mr. Gold was a managing director at Bear, Stearns & Co. Inc., New York, New York. From April 1971 through February 1990 Mr. Gold was a managing director at Drexel Burnham Lambert. Mr. Gold is currently a member of the board of directors of Biomechanics Corporation of America, Action Industries, Inc. and Life Medical Sciences.

(4) Morris H. Gindi is the Chief Executive Officer of Notra Trading Inc., located in Woodbridge, New Jersey, and has served in such capacity since 1983. Notra Trading Inc. is an import agent in the housewares and domestics industry. Mr. Gindi has over 26 years experience in importing.

(5) J. David Hakman is the owner and Chief Executive Officer of Hakman and Company Inc. a merchant banking concern, and has held such position since 1980. Mr. Hakman is President of Hakman & Company, Inc., an investment banking concern and a member of the National Association of Securities Dealers, Inc., and has held such position since 1974. Mr. Hakman has been a director since 1989 and a member of the Audit and Nominating Committees since 1991 of Hanover Direct, Inc., a firm engaged in the direct marketing business. Mr. Hakman was the Chairman and a director of AFD Acquisition Corporation which filed for protection under Chapter 11 of the U.S. Bankruptcy Laws in June 1991 and emerged from Chapter 11 in September 1993.

(6) Ira J. Hechler is a partner and a director of the investment firm Ira J. Hechler & Associates located in New York, New York. Mr. Hechler has been associated with such firm since June 1987. The firm's principal business is holding stock, partnership interests and other property for investment purposes. Mr. Hechler is currently a member of the board of directors of The Leslie Fay Companies, Inc. and United States Banknote Corporation. Mr. Hechler was appointed to the Board and given the right (since terminated) to appoint two other designees to the Board in connection with certain loans he made to the Company. The Company has agreed to indemnify Mr. Hechler and any of his nominees against certain liabilities in connection with their service on the Board pursuant to an indemnification agreement. See "Certain Relationships and Related Transactions."

(7) Kent M. Klineman is an attorney and private investor and serves as a director of several closely-held companies. He is also a general partner of ConArb Partners, L.P., a securities dealer engaged in arbitrage and trading of convertible securities for its own account. Mr. Klineman is a director, Secretary and a member of the Compensation Committee of EIS International, Inc. See "Certain Relationships and Related Transactions."

Meetings and Committees

     In Fiscal 1995, the Board held eight meetings of which two were telephonic. The Board has an Audit Committee, a Compensation Committee, a Stock Option Committee, an Executive Committee, an Ad Hoc Committee and a Nominating Committee.

     The Audit Committee, consisting of Kent M. Klineman (Chairman), J. David Hakman and Eli Arenberg, reviews and reports to the Board with respect to various auditing and accounting matters, including the recommendations to the Board as to the selection of the Company's independent public accountants, the scope of audit procedures, general accounting policy matters and the performance of the Company's independent public accountants. The Audit Committee held three meetings in Fiscal 1995.

     The Compensation and Stock Option Committee, consisting of Joel L. Gold (Chairman), Ira J. Hechler, and Morris Gindi, was formed to review and make recommendations to the Board regarding all executive compensation. The Compensation Committee held two meetings in Fiscal 1995.

     The Executive Committee, consisting of Ira B. Lampert, Kent Klineman and Ira J. Hechler, oversees the operations of the Company and has the full power of the Board when the Board is not in session.

     On November 10, 1994 the Board established a Nominating Committee for the purpose of nominating those persons who shall be invited to stand for election to the Board of Directors as management nominees at any and all ensuing meetings of the shareholders of the Company or pursuant to any actions with respect to the election of directors to be taken by written consent of the shareholders. The Nominating Committee consists of Ira B. Lampert, Joel Gold, Ira J. Hechler and Kent Klineman. Shareholder suggestions of one or more nominees for election to the Board may be sent in writing to the Nominating Committee, Attention:
Chairman, C/O the Company, 35 Mileed Way, Avenel, New Jersey 07001.

     In Fiscal 1995, all of the directors attended at least 75% of the aggregate of the total number of meetings of the Board and committees of which they were members.

Directors Compensation

     Non-employee members of the Board receive (i) an annual fee of $10,000,
(ii) a $2,500 annual fee for serving on each committee of the Board with the Chairman thereof receiving a $3,500 annual fee, and (iii) a meeting fee of $750 for each meeting attended in person and $250 for each meeting attended telephonically. In addition, under the Company's Incentive Plan non-employee directors received options pursuant to a formula with certain vesting requirements to purchase up to 21,000 Common Shares. The Incentive Plan also provides for the grant of an immediately exerciseable option to purchase
1,000 Common Shares on each anniversary of the original grant.

                               EXECUTIVE OFFICERS

     The names of the current executive officers of the Company together with certain biographical information for each of them (other than Mr. Lampert for whom biographical information is provided above) is set forth below:

Name of Executive Officer   Age    Positions and Offices with the Company
-------------------------   ---    --------------------------------------
Eli Shoer ...............   48     Senior Vice President of the Company
                                   and Managing Director of Concord HK

Gary M. Simon ...........   35     Chief Financial Officer, Secretary and
                                   Treasurer

Harlan I. Press .........   31     Chief Accounting Officer

Steve Jackel ............   59     Consultant

     Eli Shoer is Senior Vice President of the Company and Managing Director of Concord HK and has held such positions since August 1994. From April 1991 to August 1994 Mr. Shoer was Director of Operations of Concord HK and managed the Company's manufacturing facilities in the Far East. Mr. Shoer worked as Senior Vice President for Operations of Keystone Camera Corporation from November 1990 through February 1991.

     Gary M. Simon is Chief Financial Officer, Treasurer and Secretary of the Company. Mr. Simon has been Chief Financial Officer and Treasurer since June 1992 and was appointed Secretary in January 1994. From December 1989 through May 1992, Mr. Simon was a Vice President of Oxbridge Partners, a Merchant Bank.

     Steve Jackel's services are rendered to the Company pursuant to a consulting agreement dated May 1, 1995 between the Company and Harjac Consulting Corp., a corporation owned by Mr. Jackel. Mr. Jackel is not an employee of the Company and does not have a corporate title. His consulting activities on behalf of the Company, however, have evolved to the point where Mr. Jackel is considered to be a member of the Company's senior management team performing a policy making function. From February 1993 to 1994 Mr. Jackel was President of McCrory's Corporation and Chairman of McCrory Stores. From June 1992 through February 1993 he was Co-President and Chairman of McCrory Stores. From February 1991 through June 1992 he was Executive Vice President Specialty Operation for McCrory Stores. Prior to that time Mr. Jackel was an Independent Management Consultant.

     Harlan I. Press is Chief Accounting Officer and has held this position since November 1994. Mr. Press was a Senior Field Examiner for the CIT Group from April 1993 through April 1994. From December 1991 through April 1993, Mr. Press served as the Production Manager and Inventory Controller for Sandberg and Sikorski Diamond Corp., a jewelry manufacturer. Prior to then Mr. Press was a Senior Accountant in BDO Seidman's Audit Division.

Section 16 Reporting Obligations

     The following officers and directors of the Company filed late reports under Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act") during the period July 1, 1994 through June 30, 1995: (I) Mark Welland, former President of U.S. Branch Operations and a Vice President of the Company, late filing of a Form 4 due July 10, 1994; (ii) Gary M. Simon, Chief Financial Officer, late filing of a Form 4 due August 10, 1994; (iii) Eli Arenberg, Director, late filing of Forms 4 due August 10 and September 16,
1994; (iv) Ira B. Lampert, Chairman and CEO, late filing of a Form 4 due October 10, 1994; and (v) Harlan I. Press late filing a Form 3 due February 25, 1995. There are no known failures to file a required report for any of the Company's reporting persons during such time period.

Item 11.

                             EXECUTIVE COMPENSATION


I. SUMMARY COMPENSATION TABLE


                                                                                  Long Term
                                                                                 Compensation
                                                                                 ------------
                                                 Annual Compensation                Awards
----------------------------------------------------------------------------------------------------------------
       (a)                    (b)           (c)           (d)        (e)             (g)                  (i)
                                                                                  Securities
                                                                 Other Annual     Underlying           All Other
Name and Principal          Fiscal         Salary        Bonus      Compen-        Options              Compen-
Position                     Year           ($)           ($)      sation($)         (#)               sation($)
------------------          ------         ------        -----   ------------     ----------           ---------
Ira B. Lampert ...........   1995        $495,515                 $196,648(13)    600,000(17)(18)      $ 11,477(11)
Chief Executive              1994         475,000         --      $ 78,475(7)     340,000                47,200(8)
Officer, and                 1993                         --          --             --                    --
Chairman

Eli Shoer ................   1995         207,307         --       66,850(9)      150,000(17)              --
Director of                  1994         200,000         --       60,000(10)      25,000                  --
Operations --                1993         146,154         --       60,000(10)      70,000                  --
Concord  HK

Gary M. Simon ............   1995         175,000         --       16,800(14)     190,000(17)             2,260(11)
Chief Financial              1994         151,923    $ 37,500        --              --                   2,260(11)
Officer,                     1993         140,503      37,500        --            50,000                  --
Secretary
and Treasurer

Mark Welland(15) .........   1995         175,000         --       34,600(12)        --                   1,940(11)
Vice President               1994         175,000         --       34,600(12)      10,000                 1,940(11)
and President                1993            --           --         --              --                    --
of United States
Operations

Steve Jackel(16) .........   1995          87,500         --        7,500         100,000                  --
Consultant                   1994            --           --         --              --                    --
                             1993            --           --         --              --                    --

Jack C. Benun ............   1995          66,923         --         --              --                  11,000(6)
Former Chairman              1994         600,000     150,000      96,057(1)      500,000(2)            220,441(3)
                             1993          600,00         --       45,693(4)      600,000(2)(5)          39,000(6)


-------------

(1)  Includes $53,012 paid to Mr. Benun for his auto allowance.

(2) All options granted to Mr. Benun were canceled upon his termination on July 13, 1994.

(3) Represents a $184,096 fee paid to Mr. Benun for his guarantee of certain loans, and reimbursement of taxes $26,580 paid to Mr. Benun for interest accrued on loans from Mr. Benun to the Company, and $9,765 paid for Mr. Benun's insurance premiums.

(4) Represents amounts paid to Mr. Benun for certain income tax related interest and penalties which resulted from the Company being unable to timely repay loans made by Mr. Benun to the Company.

(5) Includes 150,000 Common Shares underlying stock options which were canceled in January 1994.

(6)  Represents interest accrued on loans from Mr. Benun to the Company.

(7) Includes $24,260 and $25,179 paid to Mr. Lampert for his auto allowance and reimbursement of taxes, respectively, and $22,210 paid for partial housing costs.

(8) Includes $25,208 paid by the Company for insurance premiums and $21,992 paid to Mr. Lampert for consulting fees and expenses in connection with consulting services provided by Mr. Lampert pursuant to the Company's consulting agreement with WEI, which terminated upon Mr. Lampert's employment with the Company.

(9) Includes a $60,000 housing allowance paid to Mr. Shoer for his living arrangements in the Far East.

(10) Represents a housing allowance paid to Mr. Shoer for his living arrangements in the Far East.

(11) Represents amount paid by the Company for insurance premiums.

(12) Includes $25,000 paid to Mr. Welland for the Company's repurchase of his option relating to 10,000 Common Shares underlying such option.

(13) Includes $46,558 and $102,740 paid for and to Mr. Lampert for his auto lease and costs and reimbursement of taxes respectively and $47,350 paid for partial housing costs.

(14) Represents payment for auto allowances.

(15) Mr. Welland resigned from the Company on July 28, 1995.

(16) Mr. Jackel's services are rendered to the Company pursuant to a consulting agreement dated May 1, 1995 between the Company and Harjac Consulting Corp., a corporation owned by Mr. Jackel. Mr. Jackel is not an employee of the Company and he does not have any corporate title. His consulting activities on behalf of the Company, however, have evolved to the point where Mr. Jackel is considered to be a member of the Company's senior management team performing a policy making function. Therefore, the Company considers Mr. Jackel to be an officer of the Company for Securities Acts purposes. The consulting agreement has a one year term and calls for payment of consulting fees of $300,000 for the term as well as reimbursement of automobile expenses of up to $2,000 per month and reimbursement of certain insurance payments.

(17) These options include options previously issued, cancelled, repriced and re-issued during the fiscal year.

(18) Does not include 150,000 options contingent upon the consummation of an acquisition described in Mr. Lampert's employment agreement.

II. OPTION GRANTS IN FISCAL 1995 [See Note 20 of Notes to the Financial Statements for Stock Purchase Awards made in August 1995].


                                             Individual Grants
---------------------------------------------------------------------------------------------------------

        (a)                (b)             (c)            (d)           (e)              (f)                (g)               (h)
                                                                                                             Potential Realizable
                       Number of       % of Total                   Market Price                               Annual Value at
                       Securities       Options                      of Common                              Assumed Rates of Stock
                       Underlying      Granted to      Exercise    Stock On Date                            Price Appreciation for
Name of Executive       Options       Employees in       Price       of Grant                                    Option Term
     Officer          Granted(#)(4)      1994(1)        ($/Sh)        ($/sh)       Expiration Date         5%($)            10%($)
-----------------     -------------   ------------     --------    -------------   ---------------       --------          --------
Ira B. Lampert .....     340,000                         $4.00          --         July 13, 2003          855,297         2,167,490
                         260,000                         $4.00          --         Sept. 30, 2004         654,000         1,657,492
                         150,000                         $6.00          --              (3)

Gary M. Simon ......      70,000          10.77%         $3.00          --         July 13, 2004          132,068           334,686
                         120,000          18.46%         $4.00          --         Feb. 20, 2005          301,869           764,996

Eli Shoer ..........      75,000          11.54%         $3.25          --         Oct. 3, 2004           153,293           388,475
                          75,000          11.54%         $4.00          --         Sept. 30, 2004         188,668           478,123

Steve Jackel .......      25,000           3.85%         $3.00          --         Dec. 31, 2000           47,167           119,531
                          75,000          11.54%         $4.00          --         May 1, 2001            188,668           478,123
---------------

(1) The Company granted incentive stock options under the Company's 1988 Stock Option Plan and the Company's Incentive Plan to purchase an aggregate of 649,450 Common Shares. Mr. Lampert's options are issued pursuant to a separate plan applicable only to Mr. Lampert and are not included in the computation herein.

(2) The market price on date of grant was either above or equal to the option price on the date of the grant.

(3) Mr. Lampert's grant of stock options is under a separate plan and are not issued under the Company's Incentive Plan. The grant of 150,000 shares at $6.00 is contingent upon the consumation of an acquisition described in Mr. Lampert's employment agreement.

(4) Includes options repriced during Fiscal 1995 for Messrs. Lampert, Simon and Shoer.

III. AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1995 AND FISCAL YEAR-END OPTION VALUES


       (a)                   (b)          (c)                    (d)                                (e)

                                                         Number of Securities               Value of Unexercised
                                                        Underlying Unexercised              In-the-Money Options
                                                         Options at FY-End (#)                at FY-End ($)(1)
                                                        ----------------------              --------------------
                          Shares
                         Acquired
                            on          Value
                         Exercise      Realized
     Name                   (#)           ($)        Exercisable      Unexercisable     Exercisable     Unexercisable
     ----                --------      --------      -----------      -------------     -----------     -------------

Ira B. Lampert .........     --            --          275,000           475,000         1,221,000        1,443,000

Eli Shoer ..............     --            --             --             150,000              --            666,000

Gary M. Simon ..........     --            --           71,500           118,500           317,460          526,140

Steve Jackel ...........     --            --             --             100,000              --            444,000

Mark Welland ...........     --          25,000(2)        --                --                --               --


------------

(1) The closing price of the Company's Common Stock at 1995 fiscal year end was $4.44

(2) Mr. Welland was granted options to purchase 20,000 Common Shares at an exercise price of $8.00 per share with the right to put to the Company at $10.50 per share 10,000 of such options per year. In Fiscal 1995, Mr. Welland exercised such right and the Company repurchased for Mr. Welland the option as to 10,000 Common Shares for $25,000.

Executive Employment Contracts, Termination of Employment and Change in Contract Arrangements

     On July 13, 1994 the Board of Directors of the Company (the "Board") terminated Jack C. Benun for cause from his positions as Chairman and Chief Executive Officer and his status as a director of the Company as a result of its adoption of a report from the Ad Hoc Committee of the Board indicating that Mr. Benun had misappropriated $150,000 from the Company. Accordingly, the employment agreement between the Company and Mr. Benun executed on July 12, 1988, and amended and restated on September 15, 1993, which provided that Mr. Benun serve in the capacities of Chairman and Chief Executive Officer of the Company and be paid an annual salary of $600,000 for a term of three years, was terminated.

     The employment agreement between the Company and Ira B. Lampert effective July 1, 1993 was amended and restated as of September 1, 1994 (the "Lampert Agreement"). The Lampert Agreement provides that Mr. Lampert serve in the additional capacities of Chairman and Chief Executive Officer of the Company. The Lampert Agreement provides for an annual salary of $500,000, has a term of four years and provides for automatic one year renewals, unless prior written notice is given by either party. Under the Lampert Agreement, Mr. Lampert's grant of an option to purchase 340,000 Common Shares was amended and restated to an exercise price of $4.00 per share, of which 177,500 are presently exercisable with the balance exercisable in allotments of 12,500 on each November 30, February 28 (or February 29 as the case may be), May 31 and August 31 until exercisable as to the entire amount. Such shares have anti-dilution provisions and are exercisable through July 2003. In addition, the Lampert Agreement granted Mr. Lampert an additional option to purchase 260,000 Common Shares at an exercise price of $4.00 per share, of which 97,500 are presently exercisable with the balance exercisable in allotments of 12,500 on each November 30, February 28 (or February 29 as the case may be), May 31 and August 31 until exercisable as to the entire amount. Such shares also have anti-dilution provisions and are exercisable through September 2004. The Lampert Agreement prohibits Mr. Lampert from competing with the Company for a one year period upon expiration of the Lampert Agreement. The Lampert Agreement also provides that if the Company consummates an acquisition identified in the Lampert Agreement during Mr. Lampert's term of employment with the Company, Mr. Lampert will receive a cash bonus of $300,000 and will be granted an option to purchase 150,000 Common Shares at an exercise price of $6.00 per share.

     Effective October 1, 1994, the Company entered into an employment agreement with Eli Shoer, whereby Mr. Shoer is employed as Managing Director of Operations of the Company's Far East operations and as Senior Vice President of the Company. The employment agreement has a term of three years and provides for an annual salary of $210,000. In addition, Mr. Shoer receives an annual housing allowance of $75,000. Mr. Shoer's employment agreement prohibits Mr. Shoer from competing with the Company for a one year period upon termination of such employment agreement. The agreement also provides that previous stock option agreements for an aggregate of 145,000 shares at varying prices ranging from a high of $8.875 to a low of $4.4375 are relinquished by Mr. Shoer. In lieu of such options he was granted options for 75,000 shares at $3.25 and 75,000 shares at $4.00. This agreement supersedes the July 1, 1993 agreement between Mr. Shoer and the Company.

     Effective June 1, 1994, the Company entered into an employment agreement with Gary M. Simon whereby Mr. Simon is employed as Chief Financial Officer and Treasurer of the Company. The Agreement is for a term of three years and provides for an annual salary of $175,000. Under the Agreement Mr. Simon was granted an option to purchase 30,000 Common Shares at an exercise price of $3.00 per share, 7,500 of which are presently exercisable with the balance exercisable in allotments of 7,500 after the completion of the first, second and third years of his term of employment. In addition, Mr. Simon was granted a presently exercisable options to purchase 40,000 Common Shares at $3.00 per share; and 120,000 Common Shares at an exercise price of $4.00 per share which options vest as follows: 24,000 on June 1, 1995; 48,000 on June 1, 1996; and 48,000 on June
1, 1997. Options to purchase 50,000 Common Shares granted to Mr. Simon prior to June 1, 1994 were canceled. Mr. Simon's employment agreement prohibits Mr. Simon from competing with the Company for a one year period upon termination of such employment agreement.

     During the first quarter of Fiscal 1996, the Company entered into a consulting agreement with Harjac Consulting, Inc. for the services of Steve Jackel. The agreement provides for options to purchase 25,000 Common Shares at $3.00 per share and 75,000 Common Shares at $4.00 per share. [See Note 13 to the Financial Statements.]

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of August 22, 1995 with respect to (i) those persons or groups known to the Company to beneficially own more than 5% of the Common Stock, (ii) each of the directors and nominees of the Company, (iii) the Company's executive officers named in the summary compensation table, and (iv) for the Company's directors and executive officers as a group:


Name and Address of                        Amount and Nature of       Percent
Beneficial Owner                          Beneficial Ownership(1)   of Class(1)
------------------                        -----------------------   -----------
(i) Beneficial Owners of More than 5% of the Common Shares

Jack C. Benun ..........................        556,065(7)             5.3%
  80 Wickapecko Drive
  Allenhurst, New Jersey  07711

Theodore H. Kruttschnitt ...............      1,205,000               11.5%
  1350 Bayshore Blvd Suite 850
  Burlingame, California 94010

Name and Address of                        Amount and Nature of       Percent
Beneficial Owner                          Beneficial Ownership(1)   of Class(1)
------------------                        -----------------------   -----------

VC Holdings,  Inc.(3) ..................        927,306                8.8%
 250 Park Avenue
 New York, New York 10017

Jack Silver ............................        727,000(4)             6.9%
 c/o Silverman, Collura & Chernis, P.L.
 381 Park Avenue South
 New York, New York 10016

(ii) Directors and Nominees of the Company

Ira B. Lampert .........................        780,000(6)             7.4%
 Concord Camera Corp.
 35 Mileed Way
 Avenel, New Jersey  07001

Eli Arenberg ...........................         53,500(5)              *
 9578 Harbour Lake Circle
 Boynton Beach, Florida  33437

Joel L. Gold ...........................         31,500(5)              *
 Fechtor & Detwiler
 230 Park Avenue
 New York, New York  10169

Morris Gindi ...........................         21,000(5)              *
 Notra Trading, Inc.
 One Woodbridge Center
 Woodbridge, NJ  07095

J. David Hakman ........................         21,000(5)              *
 Hakman & Co., Inc.
 Suite 300
 1350 Bayshore Highway
 Burlingame, CA  94010

Ira. J. Hechler ........................        467,000(2)              *
 Ira J. Hechler and Associates
 45 Rockefeller Plaza
 New York, New York  10111

Name and Address of                        Amount and Nature of       Percent
Beneficial Owner                          Beneficial Ownership(1)   of Class(1)
------------------                        -----------------------   -----------
Kent M. Klineman .......................         93,400(5)              *
 c/o Klineman Assoc., Inc.
 1270 Avenue of the Americas
 New York, NY  10020

(iii) Executive Officers

Eli Shoer ..............................        150,000(5)             1.4%
 Concord Camera Corp.
 35 Mileed Way
 Avenel, New Jersey 07001

Gary M. Simon ..........................        190,000(5)             1.8%
 Concord Camera Corp.
 35 Mileed Way
 Avenel, New Jersey  07001

Steve Jackel ...........................        100,000                  *
 Concord Camera Corp.
 35 Mileed Way
 Avenel, New Jersey 07001

Mark Welland ...........................            -0-                  *
  Concord Camera Corp.
  35 Mileed Way
  Avenel, New Jersey  07001

Harlan Press ...........................         10,000                  *
 Concord Camera Corp.
 35 Mileed Way
 Avenel, New Jersey 07711

(iv) All executive officers and

directors as a group (11 Persons) ......      1,787,400                17.0%

-----------
* Indicates less than 1%.

(1) All information is as of August 22, 1995 and was determined in accordance with Rule 13d-3 under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the Commission. As of August 22, 1995, the Company had issued and outstanding 10,497,526 Common Shares, the Company's only class of voting securities outstanding. Unless otherwise indicated, beneficial ownership disclosed consists of sole voting and dispositive power.

(2) Does not include any shares owned by any other party to the Management Agreement (as herein defined) which the Company believes is no longer effective. Mr. Benun and Mr. Hechler agreed to vote their Common Shares in accordance with the terms of the Management Agreement. See "Certain Relationships and Related Transactions."

(3) VC Holding, Inc. is the sole manager and holds 100% of the voting interests of Venture Capital Equities, L.L.C. Dominion Capital, Inc. contributed all of its interests in a specified portfolio of investments, including the above described Company securities to Venture Capital, L.L.C.

(4) Mr. Silver's holdings include shares held by Mr. Silver or his wife for the benefit of his children and 426,000 shares held by Siar Money Purchase Plan. In addition, Mr. Silver holds warrants to purchase 73,333 shares of the Company's common stock.

(5)  Represents Common Shares underlying stock options.

(6) Represents Common Shares underlying stock options and 30,000 shares purchased in the open market.

(7) Based upon Mr. Benun's last filed amendment to his 13-D dated as of January 30, 1995 and notice of actual sales provided to the Company by the counsel for Mr. Benun.

Item 13. Certain Relationships and Related Transactions

     A warrant (the "Warrant") to purchase 1,500,000 Common Shares at an exercise price of $6.00 per share was issued to Ira J. Hechler in exchange for certain short term loans and other financial accommodations provided to the Company by Mr. Hechler during the period May 29, 1992 through December 31, 1992 (the "Hechler Loans"). The market value of the Warrant on the date of issuance was determined to be in the range of $.30 to $.60 per share and was amortized as a financing cost through December 31, 1992. In November 1993 Mr. Hechler exercised his right under the Warrant and purchased 900,000 Common Shares at $6.00 per share. Such exercise generated net proceeds of approximately $5,364,000 which was used to reduce debt and for working capital purposes. The Warrant for the remaining 600,000 shares expired on June 2, 1994.

     In connection with the Hechler Loans, Mr. Hechler was appointed to the Board and given the right (since terminated) to nominate two other designees to the Board (the "Hechler Nominees"). The Company agreed to include these nominees as management's nominees in any proxy solicitation and to indemnify Mr. Hechler and such nominees against certain liabilities pursuant to an indemnification agreement. Mr. Hechler nominated Kent M. Klineman to the Board in 1993.

     In connection with Mr. Hechler's purchase of Common Shares in a private placement completed on December 31, 1992 (the "Private Placement"), the Company, Mr. Benun and Mr. Hechler entered into a certain Management Agreement, dated December 31, 1992 (the "Management Agreement"), which provided among other matters that (i) Mr. Benun would retain, on and after the closing of a proposed loan facility with a new lender his position as Chairman and Chief Executive Officer of the Company (Mr. Benun's employment with the Company was terminated on July 13, 1994), (ii) Mr. Benun would propose, at any Meetings to Elect Directors, a slate consisting of the Hechler Nominees, Mr. Benun and other members of whom a majority would, to the extent practical, be new "unaffiliated" or "independent" members of the Board, (iii) Mr. Benun would vote all Common Shares over which he had sole voting power on the date of the Management Agreement or acquired thereafter in favor of the Hechler Nominees for election to the Board at all Meetings to Elect Directors, (iv) Mr. Hechler would vote or cause to be voted all Common Shares over which he has sole voting power on the date of the Management Agreement or acquired thereafter and all Common Shares purchased by him or his designee in the Private Placement in favor of the Benun Nominees at all Meetings to Elect Directors, (v) neither Mr. Benun nor Mr. Hechler, Hechler & Associates or any of their respective affiliates (the "Hechler Group"), without the consent of two-thirds of the Board, from December 31, 1992 through December 1, 1994 would (a) solicit proxies with respect to securities of the Company or become a "participant" in any "election contest" relating to the election of directors of the Company (as such terms are used in Rule 14a-11 of Regulation 14A under the Exchange Act), or seek to advise or influence any person or entity with respect to the voting of any voting securities of the Company, (b) make any public announcement with respect to, or submit a formal proposal for a transaction between any member of the Hechler Group and the Company or any of its securities holders except proposals recommending transactions in the ordinary course of the Company's business, (c) act to seek control of management, Board or policies of the Company except in any such person's capacity as a director, or (d) form, join or participate in a group for purposes of any transactions referred to in (a), (b), or (c) above, and (vi) the Warrant be amended (a) to extend the exercise period of the Warrant until December 1, 1993, (b) to eliminate the mandatory exercise and early termination provisions of the Warrant and (c) provide that the purchase by all purchasers in the Private Placement will not trigger the anti-dilution provisions of the Warrant. The Company believes that Mr. Benun no longer has any rights under the Management Agreement to nominate directors of the Company. Mr. Benun has asserted that he continues to have such rights and intends to enforce them.

     Certain of the Company's and Concord HK's financing and credit arrangements in the past have been secured by the personal guarantees and/or assets of Mr. Benun and Mr. Hechler. During Fiscal 1994, Mr. Benun was a guarantor of all of the Company's borrowings under the loan agreements with Midlantic National Bank and Canadian Imperial Bank of Commerce and the Bank of East Asia until their termination in March and April 1994, respectively, when such loans were repaid. Mr. Benun is currently a guarantor of the Company's borrowings under the loan agreement with The CIT Group/Credit Finance, Inc.

     At June 30, 1995 the Company was indebted to Mr. Benun for certain loans made by him to the Company in the principal amount of $100,000, which amount bears interest at a rate per annum equal to 2% over CIT's prime lending rate. The Company incurred approximately $11,000 in interest expense in Fiscal 1995 in connection with the loans from Mr. Benun and suspended payment of the loans because the Company believes that it has valid claims against Mr. Benun vastly in excess of said loans. The Company believes that any amounts which may otherwise have been due Mr. Benun will be offset by the amounts which Mr. Benun will be found to owe the Company when all claims by the Company against Mr. Benun are finally arbitrated or adjudicated. (See Litigation.)

     The Company and Mr. Benun entered into and executed a Pledge Agreement on each of March 7, and April 6, 1994 to secure the prompt payment of any liability to the Company that Mr. Benun may incur as a result of the matters then under investigation. Mr. Benun was terminated as Chief Executive Officer on July 14, 1994. The Company holds 30,770 shares of the Company's Common Stock owned by Mr. Benun and pledged to the Company in connection with the Pledge Agreement.

     On August 1, 1994 ELA Enterprises, Inc., a Company owned by Eli Arenberg, was granted an option under the Company's Incentive Plan to purchase 10,000 Common Shares at an exercise price of $3.00 per share, 10,000 Common Shares at an exercise price of $4.00 per share, and 10,000 Common Shares at an exercise price of $5.00 per share, in connection with consulting services provided by Mr. Arenberg to the Company pursuant to the ELA Enterprises, Inc. Consulting Agreement. All options previously granted to Mr. Arenberg were canceled. In addition, ELA Enterprises, Inc. will be paid at an hourly rate for consulting services provided to the Company.

                                    Part IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

         (a) (1) and (2) Financial Statements and Financial Statement Schedule

     The following consolidated financial statements of the Company and the notes thereto, the related reports thereon of the certified public accountants, and financial statement schedule, are filed under Item 8 of this Report:

(a) (1) Financial Statements

                                                                           Page
                                                                           ----
     Independent Auditors' Reports ....................................    F-1

     Consolidated Balance Sheets at June 30, 1995 and 1994 ............    F-3

     Consolidated Statements of Operations for the years ended
       June 30, 1995, 1994 and 1993 ...................................    F-5

     Consolidated Statements of Cash Flows for the years ended
       June 30, 1995, 1994 and 1993 ...................................    F-6

     Consolidated Statements of Stockholders' Equity for the
       years ended June 30, 1995, 1994 and 1993 .......................    F-8

     Notes to Consolidated Financial Statements .......................    F-9

(2) Financial Statement Schedule

     Schedule II--Valuation and Qualifying Accounts and Reserves ......    F-30


     All other financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the instructions to Item 8 or are inapplicable, and therefore have been omitted.

(3) Exhibits:

                                                                           Page
                                                                           ----
 3.1   Certificate of Incorporation of the Company(1).....................

                                                                           Page
                                                                           ----
 3.2   Amendments to Certificate of Incorporation of the Company(1)........

 3.3   Amendment No. 4 to Certificate of Incorporation of the Company(12)..

 3.4   Restated By-Laws of the Company ....................................

 4.1   Form of Common Stock Certificate(1) ................................

10.1   Settlement Agreement between the Company and the Commission effective September 1, 1994 ......................................

10.2   Employment Agreement between the Company and Ira B. Lampert, dated as of July 15, 1993(16) ....................................

10.3   Employment Agreement between the Company and Gary M. Simon dated as of June 1, 1994 .........................................

10.4   Employment Agreement between Concord France and Jean Louis Vinant dated as of July 1, 1994 .........................................

10.5   Employment Agreement between Concord UK and Mark Easterbrook dated as of January 1, 1994 ......................................

10.6   Employment Agreement between the Company and Mark Welland
         dated as of March 1, 1993(15) ....................................

10.7   Employment Agreement between the Company and Hans Dieter Kuehn dated as of April 1, 1993(16) ....................................

10.8   Employment Agreement between the Company and Eli Shoer
         dated as of July 1, 1993(16) .....................................

10.9   Pledge Agreement between the Company and Benun
         dated as of March 7, 1994(20) ....................................

10.10  Pledge Agreement between the Company and Benun
         dated as of April 6, 1994(20) ....................................

10.11  Compensation Trade Agreement between Concord HK and
         Shenzhen Baoan Contat Camera Factory and translation
         dated November 23, 1993(17) ......................................

10.12  Processing Trade Agreement, dated October 28, 1986, between
         Concord Camera Enterprises Company Ltd. and Baoan County Foreign Trade Company and Concord Electronic Factory Henggang,
         Baoan County and translation(1) ..................................

10.13  Filing Certificate for Joint Venture, Cooperative Venture,
         Compensation Trade and Foreign-Related Processing and
         Assembly Agreements (Contracts) issued by the Foreign economic Relations Office People's Government of Baoan County, Shenzhen
         November 1, 1986 and translation(1)...............................

                                                                           Page
                                                                           ----
10.14  Processing and Assembly Contract, dated July 25, 1987, between
         Concord Camera Enterprises Company Ltd. and Baoan County
         Foreign Trade Company and Concord Electronic Factory,
         Henggang, Baoan County and translation(1) ........................

10.15 Processing Trade Agreement, dated September 6, 1985, between Dialbright Company Limited and Baoan County Foreign Trade
         Company and Dialbright Electronic Factory, Henggang,
         Baoan County and translation(1) ..................................

10.16  Filing Certificate for Joint Venture, Cooperative Venture,
         Compensation Trade and Foreign-Related Processing and Assembly Agreements (Contracts) issued by the Foreign Economic Relations Office, People's Government of Baoan County, Shenzhen
         on September 12, 1985 and translation(1) .........................

10.17 Notice Concerning the Approval of Import Projects issued by the Foreign Economic Relations Office, Baoan County, Shenzhen on
         September 12, 1985 and translation(1) ............................

10.18  Supplementary Agreement, dated September 27, 1985, between
         Dialbright Company Limited and Baoan County Foreign Trade
         Company and Dialbright Electronic Factory, Henggang, Baoan
         County and translation(1) ........................................

10.19 Notice Concerning the Approval of Supplementary Agreement dated September 27, 1985 issued by the Foreign Economic Relations
         Office, Baoan County on October 4, 1985 and translation(1) .......

10.20  Processing and Assembly Contract, dated September 27, 1985, between Dialbright Company Limited and Baoan County Foreign
         Trade Company and Dialbright Electronic Factory, Henggang,
         Baoan County and translation(1) ..................................

                                                                           Page
                                                                           ----
10.21  Supplementary Agreement, dated October 30, 1985, between
         Dialbright Company Limited and Baoan County Foreign Trade
         Company and Dialbright Electronic Factory, Henggang,
         Baoan County and translation(1) ..................................

10.22  Processing and Assembly Contract, dated December 17, 1985, between Dialbright Company Limited and Baoan County Foreign
         Trade Company and Dialbright Electronic Factory, Henggang,
         Baoan County and translation(1) ..................................

10.23  Processing and Assembly Contract between Dialbright Company
         Limited and Baoan County Foreign Trade Company and Dialbright
         Electronic Factory, Henggang, Baoan County and translation(1) ....

10.24 Supplementary Agreement, dated July 9, 1986, between Dialbright Company Limited and Baoan County Foreign Trade Company and Dialbright Electronic Factory, Henggang, Baoan County and
         translation(1) ...................................................

10.25 Processing and Assembly Contract, dated July 11, 1986, between Dialbright Company Limited and Baoan County Foreign Trade
         Company and Dialbright Electronic Factory, Henggang, Baoan
         County and translation(1) ........................................

10.26  Processing and Assembly Contract, dated August 14, 1986, between Dialbright Company Limited and Baoan County Foreign
         Trade Company and Dialbright Electronic Factory, Henggang,
         Baoan County and translation(1) ..................................

10.27  Supplementary Agreement, dated August 26, 1986, between
         Dialbright Company Limited and Baoan County Foreign Trade
         Company and Dialbright Electronic Factory, Henggang, Baoan
         County and translation(1) ........................................

10.28  Agreement for the Provision of Land, Management Services
         and Labor between Company and Wan Kong Economic Development Corporation of Baoan County, dated July 10, 1988 (English
         Translation with Chinese Original attached)(2) ...................

10.29  Agreement between Dialbright and Development Corporation,
         Baoan County, dated September 23, 1988(2) ........................

                                                                           Page
                                                                           ----
10.30  Agreement between Dialbright and Henggang Economic Development
         Corporation, dated September 23, 1988 and translation(2) .........

10.31  Construction Works Contract between Concord Factory Henggang and Henggang Economic Development Corporation dated
         February 25, 1989 and translation(2) .............................

10.32 Agreement between Concord HK and Baoan Henggang Joint Stock Investment Company, Ltd., dated February 15, 1993 and translation(14) ..................................................

10.33  Contract for the Utilization of Land in Factory Construction
         between Concord HK and Henggang Investment Holdings Limited dated June 20, 1994 and translation ..............................

10.34  Supplemental Agreement to the Contract for the Utilization
         of Land in Factory Construction between Concord HK and
         Henggang Investment Holdings Limited dated June 20, 1994
         and translation ..................................................

10.35  Loan and Security Agreement between the Company,
         Concord-Keystone Sales Corp. and CIT dated March 30, 1994(19) ....

10.36  Loan Agreement between Concord HK and BOEA dated June 15, 1993(16) .

10.37  Amendment to Loan Agreement between Concord HK and BOEA dated
         January 11, 1994(18) .............................................

10.38  Incentive Plan, effective November 29, 1993 ........................

10.39  Amended and restated 1988 Stock Option Plan(14) ....................

10.40  Letter of intent to form a joint venture with Hungarian
         Optical Works, Fine Mechanical and Optical Ltd. and the
         Hungarian Credit Bank Ltd.(3) ....................................

10.41  Deed of Association of Concord-MOM Camera Manufacturing and
         Trading -- Limited Liability Company, dated April 24, 1990(4) ....

10.42  Employment Agreement between Concord Canada and Saul Ehrentreu dated March 1, 1990(4) ...........................................

10.43  Lease Agreement dated May 21, 1991, between EDS and
         the Company(6) ...................................................

                                                                           Page
                                                                           ----
10.44  Security Agreement dated May 21, 1991, between EDS and the
         Company(6) .......................................................

10.45  Amendment to Equipment Lease Agreement between EDS and the
         Company executed on April 6, 1994(20) ............................

10.46  Purchase Agreement, dated May 29, 1992, between the Company and Ira J. Hechler, with exhibits(12) ............................

10.47  Management, Voting, Warrant Extension and Standstill
         Agreement, dated December 31, 1992, among the Company,
         Jack C. Benun and Ira J. Hechler(14) .............................

10.48 Extension and Amendment of Lease dated January 28, 1991, by and between Howard H. Gelb and Eunice Gelb and the Company(14) ...

10.49  Second Extension and Amendment of Lease dated December 23,
         1993 by and between Howard H. Gelb and Eunice Gelb and the
         Company ..........................................................

10.50  Third Extension and Amendment of Lease dated April 18, 1994 by and between Howard H. Gelb and Eunice Gelb and the
         Company ..........................................................

10.51  Employment Agreement between the Company and Eli Shoer dated as of October 1, 1994(21) ........................................

10.52  Employment Agreement between the Company and Gary Kaess dated as of November 1994(21) ....................................

10.53  Amended and Restated Employment Agreement between Concord
         Camera HK Limited and Arthur Zawodny dated as of October 21,
         1994(21) .........................................................

10.54  Consulting Agreement between the Company and Harjac Consulting,
         Inc., dated as of May 1, 1995 ....................................

16     Letter of Deloitte & Touche LLP regarding change in the
         Company's auditors(22) ...........................................

21.    List of Subsidiaries of Company(13) ................................

27.    Financial Data schedule

     The Financial Statement Schedules required to be filed pursuant to this
Item 14(d) are listed above.

FOOTNOTES:

 (1) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to Company's Registration Statement on Form S-18 (No. 33-21156), declared effective July 12, 1988, and is incorporated herein by reference.

 (2) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to Company's annual report on Form 10-K for the fiscal year ended June 30, 1989 and is incorporated herein by reference.

 (3) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to Company's Registration Statement on Form S-1, filed with the Commission on November 1, 1989, and is incorporated herein by reference.

 (4) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to Company's annual report on Form 10-K for the fiscal year ended June 30, 1990 and is incorporated herein by reference.

 (5) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to Company's quarterly report on Form 10-Q, for the fiscal quarter ended March 31, 1991 and is incorporated herein by reference.

 (6) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to Company's Report on Form 8-K dated May 21, 1991 and is incorporated herein by reference.

 (7) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to Company's annual report on Form 10-K for the fiscal year ended June 30, 1991 and is incorporated herein by reference.

 (8) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 1991 and is incorporated herein by reference.

 (9) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to Company's quarterly report on Form 10-Q for the fiscal quarter ended December 31, 1991 and is incorporated herein by reference.

(10) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to Company's Registration Statement on Form S-3 (No. 33-43853), declared effective January 17, 1992, and is incorporated herein by reference.

(11) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1992 and is incorporated herein by reference.

(12) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to Company's interim report on Form 8-K dated May 29, 1992 and is incorporated herein by reference.

(13) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to Company's annual report on Form 10-K for the fiscal year ended June 30, 1992 and is incorporated herein by reference.

(14) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-1 (33-59398), filed with the Commission on March 11, 1993, and is incorporated herein by reference.

(15) This document has been previously filed as Exhibit 10.46 to Amendment No. 2 to the Company's Registration Statement on Form S-1, filed June 1, 1993, and is incorporated herein by reference.

(16) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1993 and is incorporated herein by reference.

(17) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to the Company's interim report on Form 8-K dated November 23, 1993 and is incorporated herein by reference.

(18) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended December 31, 1993 and is incorporated herein by reference.

(19) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to the Company's interim report on Form 8-K dated March 30, 1994 and is incorporated herein by reference.

(20) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1994 and is incorporated herein by reference.

(21) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to the Company's quarterly report on Form 10-Q for the Fiscal period ended March 31, 1995 and is incorporated herein by reference.

(22) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to the Company's current report on Form 8-K dated May 18, 1995.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
Concord Camera Corp.
Avenel, New Jersey

     We have audited the balance sheet of Concord Camera Corp. and subsidiaries as of June 30, 1995, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index in Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concord Camera Corp. and subsidiaries as of June 30, 1995 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                              Ernst & Young LLP



MetroPark, New Jersey
August 23, 1995

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
Concord Camera Corp.
Avenel, New Jersey

     We have audited the accompanying consolidated balance sheets of Concord Camera Corp. and subsidiaries as of June 30, 1994 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 1994. Our audits also included the financial statement schedule listed in the Index in Item 14. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Concord Camera Corp. and its subsidiaries as of June 30, 1994 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
Parsippany, New Jersey


September 23, 1994

                         PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                              Concord Camera Corp.

                          Consolidated Balance Sheets

                                                              June 30,
                                                   -----------------------------
                                                      1995               1994
                                                   -----------       -----------

Current assets:

Cash .......................................       $ 4,533,216       $ 3,394,658
Accounts Receivable, net ...................         8,589,790         8,489,661
Inventories ................................        18,865,323        19,107,018
Prepaid expenses and other current assets...         2,494,559         2,610,127
                                                   -----------       -----------
Total current assets .......................        34,482,888        33,601,464
Plant and equipment, net ...................        10,802,688        10,306,659
Goodwill, net ..............................         1,678,629         1,728,783
Investment in joint ventures ...............            91,984           168,634
Other assets ...............................         3,132,566         2,377,018
                                                   -----------       -----------
Total assets ...............................       $50,188,755       $48,182,558
                                                   ===========       ===========

Current liabilities:

Short-term debt ............................       $ 5,742,063       $ 3,708,976
Current portion of long-term debt ..........            24,836            23,646
Current obligations under capital leases ...           788,165           877,998
Accounts payable ...........................         6,993,857         5,436,932
Accrued expenses ...........................         2,902,282         1,947,521
Income taxes payable .......................           294,584           184,471
Due to officer .............................                 0           100,000
Other current liabilities ..................           305,175           207,333
                                                   -----------       -----------
Total current liabilities ..................        17,050,962        12,486,877



          See accompanying notes to consolidated financial statements

                                                              June 30,
                                                   -----------------------------
                                                      1995               1994
                                                   -----------       -----------

Deferred income taxes ......................      $   484,842      $     09,190
Long-term debt .............................          264,432         3,284,534
Obligations under capital leases ...........          123,626           713,721
Other long term liabilities ................              648           133,011
                                                  -----------       -----------
Total liabilities ..........................       17,924,510        17,127,333
                                                  -----------       -----------

Stockholders' equity:

Common stock, no par value, 20,000,000
  authorized; 10,490,526 issued as of
  June 30, 1995 and 1994 ...................       36,935,174        36,935,174
Paid in capital ............................          850,786           850,786
Deficit ....................................       (5,068,796)       (6,277,816)
                                                  -----------       -----------
                                                   32,717,164        31,508,144
Less: treasury stock, at cost; 63,553
      shares ...............................         (452,919)         (452,919)
                                                  -----------       -----------
Total stockholders' equity .................       32,264,245        31,055,225
                                                  -----------       -----------
Total liabilities and stockholders' equity..      $50,188,755       $48,182,558
                                                  ===========       ===========



          See accompanying notes to consolidated financial statements.

                              Concord Camera Corp.

                     Consolidated Statements of Operations

                                                                                For the year ended June 30,
                                                                     -------------------------------------------------
                                                                         1995               1994               1993
                                                                     -----------        -----------        -----------
Net Sales .......................................................    $62,139,346        $54,817,409        $59,131,391
Cost of products sold ...........................................     41,983,967         37,683,699         40,080,710
                                                                     -----------        -----------        -----------
Gross profit ....................................................     20,155,379         17,133,710         19,050,681
Selling expenses ................................................      7,298,038          5,569,292          6,101,797
General and administrative expenses .............................      8,109,668          9,123,239         10,124,896
Financial expenses ..............................................      1,412,947          1,889,004          3,108,467
Other expense, net ..............................................        154,534            220,866            147,280
Litigation and Settlement Costs .................................      1,864,183          1,153,011               --
Product line rationalization ....................................           --                 --            4,477,523
Reorganization & restructuring ..................................           --                 --            1,522,477
Provision for proposed transaction costs ........................           --                 --              904,186
                                                                     -----------        -----------         -----------
Income (loss) from operations
  before income taxes ...........................................      1,316,010           (821,701)         (7,335,945)
Provision for income taxes ......................................         106,99            123,050             297,681
                                                                     -----------        -----------         -----------
Net income (loss) ...............................................     $1,209,020          ($944,751)        ($7,633,626)
                                                                     ===========        ===========         ===========
Income (loss) per common and
  common equivalent share .......................................          $0.12             ($0.09)             ($0.99)
                                                                     ===========        ===========         ===========
Weighted average number of common
  and common equivalent shares outstanding ......................     10,426,973         10,044,049           7,733,463
                                                                     ===========        ===========         ===========


          See accompanying notes to consolidated financial statements.

                              Concord Camera Corp.

                     Consolidated Statements of Cash Flows

                                                                                For the year ended June 30,
                                                                      --------------------------------------------------
                                                                         1995               1994                 1993
                                                                      ----------         ----------           ----------
Cash flows from operating activities:
Net income (loss) ...............................................     $1,209,020         ($ 944,751)         ($7,633,626)
                                                                      ----------         ----------           ----------
Adjustments to reconcile net income (loss)to net
  cash provided by (used in) operating activities:
Depreciation and amortization ...................................      2,260,673          2,256,832            2,774,233
Undistributed earnings of joint venture .........................           --              (65,997)                --
(Gain)on sale of long term assets ...............................         (5,027)          (243,137)             (65,545)
Provision for write-down of manufacturing equipment .............                                              1,017,902
Change in assets and liabilities, net of effects from
  purchase of joint venture interests:
(Increase) decrease in accounts receivable ......................       (100,129)          (792,939)           3,089,026
(Increase) decrease in inventories ..............................        241,695          1,391,971           (1,078,873)
(Increase) decrease in prepaid expenses
  and other current assets ......................................         45,507           (617,964)             846,295
(Increase) in other assets ......................................     (1,026,238)          (727,051)            (199,266)
Increase (decrease) in accounts payable .........................      1,556,925         (1,545,695)           1,151,752
Increase (decrease) in accrued expenses .........................        954,761           (846,628)            (487,673)
(Decrease) in payable to joint ventures .........................          --               (24,344)            (485,660)
Increase (decrease) in income taxes payable......................        110,113             53,065             (217,727)
(Decrease) in other current liabilities .........................         (2,159)           (85,928)            (496,268)
Increase (decrease) in deferred income taxes.....................        (24,348)           172,401              137,259
Increase (decrease) in other liabilities ........................       (132,363)          (145,267)              67,264
                                                                      ----------         ----------           ----------
Total adjustments ...............................................      3,879,410         (1,220,681)           6,052,719
                                                                      ----------         ----------           ----------
Net cash provided by (used in) operating activities .............      5,088,429         (2,165,432)          (1,580,907)
                                                                      ----------         ----------           ----------

          See accompanying notes to consolidated financial statements



                                                                                For the year ended June 30,
                                                                      --------------------------------------------------
                                                                         1995               1994                 1993
                                                                      ----------         ----------           ----------
Cash flows from investing activities:
Purchase of property, plant and equipment .......................     (2,260,503)        (1,689,821)          (1,822,933)
Purchase of certificate of deposit ..............................           --           (1,000,000)                --
Proceeds from certificate of deposit                                        --            1,000,000                 --
Payment for purchase of joint venture interests, net
  of cash acquired ..............................................           --                 --                (32,463)
Proceeds from sale of long-term assets ..........................         30,176            268,189              684,059
Decrease in investment and advances to joint ventures ...........         76,650             28,012              395,556
                                                                      ----------         ----------           ----------
Net cash (used in) investing activities .........................     (2,153,677)        (1,393,620)            (775,781)
                                                                      ----------         ----------           ----------
Cash flows from financing activities:
Net repayments under short-term debt agreements .................       (985,825)        (1,361,420)         (10,506,182)
Proceeds from issuance of long-term debt ........................                         3,000,000
Repayments of long-term debt ....................................           --              (33,283)            (467,300)
Principal payments under capital lease obligations ..............       (810,370)        (2,230,602)          (1,116,810)
Net repayments to shareholder ...................................           --             (305,170)            (329,307)
Net proceeds from issuance of common stock ......................           --            5,771,896           16,268,858
                                                                      ----------         ----------           ----------
Net cash provided by (used in) financing activities .............     (1,796,195)         4,841,421            3,849,259
                                                                      ----------         ----------           ----------
Net increase in cash ............................................      1,138,558          1,282,369            1,492,571
Cash at beginning of year .......................................      3,394,658          2,112,289              619,718
                                                                      ----------         ----------           ----------
Cash at end of year .............................................     $4,533,216         $3,394,658           $2,112,289
                                                                      ==========         ==========           ==========


          See accompanying notes to consolidated financial statements.

        See note 17 -- Supplemental disclosure of cash flow information.

                              Concord Camera Corp.

                Consolidated statements of stockholders' equity

                                                          Common stock
                                 --------------------------------------------------------------
                                 Issued and
                                 outstanding       Stated             Issuable        Stated             Paid in          Retained
                                    shares          Value              shares          Value             capital          earnings
                                 ----------      -----------           ------        ----------       -----------       -----------

Balance as of
 June 30, 1992 ...........        6,059,269      $14,402,670           60,324       $   472,563       $   867,389       $ 2,300,561

Issuance of
 stock ...................        3,300,000       16,080,927             --                --                --                --

Common stock
 issuable ................           60,324          472,563          (60,324)         (472,563)             --                --

Exercise of
 stock options ...........           35,925          190,515             --                --                --                --

Net (loss) ...............             --               --               --                --                --          (7,633,626)
                                 ----------      -----------           ------        ----------       -----------       -----------
Balance as of
 June 30, 1993 ...........        9,455,518       31,146,675             --                --             867,389        (5,333,065)

Issuance of
 stock ...................          918,655        5,464,486             --                --             (16,603)             --

Exercise of
 stock options ...........           52,800          324,013             --                --                --                --

Net (loss) ...............             --               --               --                --                --            (944,751)
                                 ----------      -----------           ------        ----------       -----------       -----------

Balance as of
 June 30, 1994 ...........       10,426,973       36,935,174             --                --             850,786        (6,277,816)

Net income ...............             --               --               --                --                --           1,209,020
                                 ----------      -----------           ------        ----------       -----------       -----------

Balance as of
 June 30, 1995 ...........       10,426,973      $36,935,174             --          $     --         $   850,786       ($5,068,796)
                                 ==========      ===========           ======        ==========       ===========       ===========

                                     Treasury stock
                                 ------------------------
                                 Shares            Cost               Total
                                 ------         ---------          -----------
Balance as of
 June 30, 1992 ...........       63,553         ($452,919)         $17,590,264

Issuance of
 Stock ...................         --                --             16,080,927

Common stock
 issuable ................         --                --                      0

Exercise of
 stock options ...........         --                --                190,515

Net (loss) ...............         --                --             (7,633,626)
                                 ------         ---------          -----------
Balance as of
 June 30, 1993 ...........       63,553          (452,919)          26,228,080

Issuance of
 stock....................         --                --              5,447,883

Exercise of
 stock options............         --                --                324,013


Net (loss)................         --                --               (944,751)
                                 ------         ---------          -----------
Balance as of
 June 30, 1994 ...........       63,553          (452,919)          31,055,225
                                 ------         ---------          -----------

Net income ...............         --                --              1,209,020
                                 ------         ---------          -----------
Balance as of
 June 30, 1995 ...........       63,553         ($452,919)         $32,264,245
                                 ======         =========          ===========

          See accompanying Notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Concord Camera Corp. ("Concord") and its wholly-owned subsidiaries, Concord Camera HK Limited ("Concord HK") (formerly Dialbright Company Limited) a Hong Kong corporation, Concord Camera GmbH ("GmbH") Concord Camera Canada Corp. ("Canada") Concord Camera UK Ltd. ("UK"), Starprint Corporation ("Starprint"), Concord-Keystone Sales Corp. ("Concord Keystone"), Concord Holding Corp. ("Concord Holding"), Concord Camera Illinois Corp. ("Concord Illinois"), Concord Camera (Panama) Corp. ("Panama") commencing operations 1992, Concord Camera (Hungary) ("Concord Hungary") commencing operations 1994, and Concord Camera France SARL ("France") commencing operations 1995 (collectively, the "Company"). All material intercompany balances and transactions have been eliminated.

     The Company ceased the operations of Starprint and Concord Camera Canada Corp. during February of 1992 and June 1995, respectively as part of its plan to consolidate its worldwide operations and focus more closely on its core business. The Company will continue to service customers throughout Canada through Concord Illinois.

Nature of Business

     The Company is engaged in the design, manufacture, marketing and worldwide distribution of cameras and related accessories. Substantially all of the Company's products are assembled in the People's Republic of China ("PRC"). The consolidated sales to two customers in fiscal 1995 and 1994 amounted to approximately $15,759,000 (25.4%) and $12,176,000 (22.2%), respectively. The
Company believes that the loss of such customers would not have a material effect on the Company and its subsidiaries taken as a whole. No other customer accounted for 10% or more of consolidated sales during the years ended June 30, 1995, 1994, and 1993.

Reclassifications

     Certain Fiscal 1994 amounts have been reclassified to conform with the Fiscal 1995 presentation.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out basis.

Earnings (Loss) Per Share

     Common stock equivalents were not included in the calculation of income

(loss) per share for the fiscal years ended June 30, 1995, 1994, and 1993 because their effect was anti-dilutive.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation and amortization are computed based upon the estimated useful lives of the respective assets, using accelerated methods for income tax purposes and the straight-line method for financial reporting purposes. Small tools and accessories used in production in the PRC are charged to operations when purchased.

Intangible Assets

     Cost in excess of net assets acquired (goodwill) is being amortized on a straight-line basis over fifteen years. Accumulated amortization at June 30, 1995 and 1994 for such intangible asset is approximately, $816,000 and $658,000, respectively.

Foreign Currency Remeasurement

     The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, German Mark, British Pound Sterling, Hungarian Forints, French Francs, and Japanese Yen. Each of the Company's foreign subsidiaries purchases its inventories in U.S. Dollars and sells them in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. Certain components needed to manufacture cameras are priced in Japanese Yen. The translation from the applicable currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains or losses resulting from foreign currency transactions are included in "Other expense, net" in the Consolidated Statements of Operations. For the fiscal years ended June 30, 1995, 1994, and 1993, consolidated other income includes approximately $57,000, $22,000, and $893,000, respectively, of net foreign currency losses from remeasurement.

Forward Exchange Contracts

     During the fiscal years ended June 30, 1995, 1994 and 1993, the Company's hedging activities were immaterial and, as of June 30, 1995, there were no forward exchange contracts outstanding. The Company continues to analyze the benefits and costs associated with hedging against foreign currency fluctuations.

Income Taxes

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", effective July 1, 1993. This statement supersedes Statement of Financial Accounting Standards (SFAS) No. 96, "Accounting for Income Taxes". The adoption of SFAS No. 109 had no effect on the Company's financial results as of July 1, 1993.

Revenue Recognition

     Revenues are recorded when the product is shipped to a customer, net of appropriate reserves for returns.

NOTE 2 -- ACCOUNTS RECEIVABLE:

     Accounts receivable consist of the following:

                                                            June 30,
                                                   ----------------------------
                                                       1995             1994
                                                   -----------      -----------

Trade accounts receivable ......................   $ 9,631,561      $10,123,835

Less: Allowance for doubtful accounts,
  discounts and allowances .....................    (1,041,771)      (1,634,174)
                                                   -----------      -----------
                                                   $ 8,589,790      $ 8,489,661
                                                   ===========      ===========


NOTE 3 -- INVENTORIES:

     Inventories are comprised of the following:


                                                            June 30,
                                                   ----------------------------
                                                       1995             1994
                                                   -----------      -----------

Raw materials and components ...................   $ 7,162,899      $ 5,648,318

Finished goods .................................    11,702,424       13,458,700
                                                   -----------      -----------
                                                   $18,865,323      $19,107,018
                                                   ===========      ===========


NOTE 4 -- NOTE RECEIVABLE:

     During the fiscal year ended June 30, 1991, the Company purchased certain assets which bear the ARGUS and SAFARI trade names, formerly belonging to Optex, Inc. Effective March 31, 1992, the Company sold the rights to the ARGUS trademark and trade name in Mexico and the United States. Of the $500,000 sales price, $200,000 was paid in cash and the $300,000 balance was paid by a note (the "Argus Note") payable in monthly installments over a three year period through July 1995 and bearing interest at 5% per annum. Argus failed to comply with certain payment and other terms in the purchase agreement and the Company declared a default under such agreement. The Company agreed to settle all outstanding obligations between Concord and Argus Industries, Inc. for a payment in the amount of $68,371 from Argus. Said amount was paid in full in the first quarter of Fiscal 1996.

Included in other assets as of June 30, 1995 is a note receivable for approximately $431,000 from Shenzhen Baoan Contat Camera Factory, a Chinese Company in settlement of an account receivable. The note is payable in equal annual installments over five years and bears interest at 4% per annum.

NOTE 5 -- PLANT AND EQUIPMENT:

     Plant and equipment consist of the following:

                                                           June 30,
                                                ------------------------------
                                                      1995            1994
                                                -------------    -------------

Building and building under capital lease ....  $   2,685,278    $   1,864,583

Equipment and equipment under capital lease ..     12,371,625       11,306,291

Office furniture and equipment ...............      2,449,385        2,256,511

Automobiles ..................................        110,486           89,910

Leasehold improvements .......................      1,382,089        1,356,802
                                                -------------    -------------
                                                   18,998,864       16,874,097
Less:  Accumulated depreciation and
  amortization ...............................     (8,196,176)      (6,567,438)
                                                -------------    -------------
                                                $  10,802,688    $  10,306,659
                                                =============    =============


NOTE 6 -- INVESTMENT IN JOINT VENTURES:

     During the fiscal years 1991 through 1993, Concord HK maintained a 50% ownership interest in as many as eight joint ventures (the "Ventures"), the operations of which were based in the PRC and/or Hong Kong. Such Ventures provided various production materials and/or services to Concord HK. The Company has over the past several fiscal years, purchased the remaining ownership interest of the joint ventures whose operations were most significant to the Company's manufacturing process. In addition, over the past several fiscal years, the Company has sold or liquidated, or is in the process of liquidating, the other joint ventures (See Note 10 -- Asset Acquisition and Disposition). The acquisition or disposition of such joint ventures is consistent with the Company's objective to consolidate its manufacturing operations in the PRC in order to better control manufacturing costs and quality of component parts produced. As of June 30, 1995, there were no active joint ventures.

     Concord maintains a 50% ownership interest in a joint venture in Budapest, Hungary. During the quarter ended March 31, 1994 and because of the financial instability of its joint venture partners, such joint venture ceased its operations. The remaining assets and liabilities of this joint venture is being liquidated which liquidation is anticipated to be completed in Fiscal 1996. The Company has recorded provisions for any losses it may sustain as a result of the liquidation.

     The Company continued its activities in Hungary through a wholly-owned subsidiary from the fourth quarter of Fiscal 1994 through the first quarter of Fiscal 1996. The Company has decided to transition its sales activities in Hungary to an independent sales representative. The Company has recorded provisions for any losses it may sustain as a result of the liquidation.

     Summarized combined financial information for unconsolidated joint ventures is as follows (in 000's):

                                                            June 30,
                                                    ----------------------
                                                    1995     1994     1993
                                                    ----     ----     ----
Balance sheet:

Current assets ..................................   $125     $176     $206

Noncurrent assets ...............................      2        2        2

Current liabilities .............................    102      134      224

Noncurrent liabilities ..........................     --       --       --



                                                            June 30,
                                                    ----------------------
                                                    1995     1994     1993
                                                    ----     ----     ----

Income Statement:

Gross revenues ..................................  $   2     $270    $ 227


Gross profit ....................................      1      167       19

Income (loss)from continuing operations .........    (11)      50     (219)

Net income (loss) ...............................  $ (11)    $ 50    $(219)

NOTE 7 -- SHORT-TERM DEBT:

Short Term Debt is Comprised of:

                                                          June 30,
                                                         (in 000's)
                                                   ---------------------
                                                      1995        1994
                                                   ---------   ---------

The Bank of East Asia -- NY ....................    $  547          --

The CIT Group/Credit Finance ...................     2,214       $  947

The Bank of East Asia -- HK ....................     2,841        2,762

Other ..........................................       140          --
                                                    ------       ------

                                                    $5,742       $3,709
                                                    ======       ======


The Bank of East Asia, Limited New York ("BOEA NY")

     On December 20, 1994, the Company obtained a one year, $1,500,000 revolving credit facility with BOEA NY which expires on December 20, 1995. The BOEA NY Facility is secured by certain accounts receivable of the Company's Hong Kong operations and bears interest at 2% above BOEA NY's prime lending rate, which was 9.0% at June 30, 1995. Availability under the BOEA NY Facility is subject to advance formulas based on eligible accounts receivable with no minimum borrowing. At June 30, 1995, approximately $547,000 was outstanding and classified as short-term debt under the BOEA NY Facility.

     On September 20, 1995, the Company executed an amendment to its revolving line of credit with BOEA NY to increase the credit facility to $3,000,000. The closing of the amendment is contingent on the delivery of certain closing documents.

The CIT Group/Credit Finance, Inc ("CIT")

     On March 30, 1994, the Company obtained a two year $10,000,000 credit facility with CIT (the "CIT Facility") which expires on March 29, 1996. The CIT Facility is secured by accounts receivable inventory and other related assets of the Company's United States operations and bears interest at 2% above CIT's prime lending rate, which was 9.0% at June 30, 1995. Availability under the CIT Facility is subject to advance formulas based on eligible inventory and accounts receivable with minimum borrowing of $2,000,000. At June 30, 1995, approximately $2,214,000 was outstanding and classified as short-term debt under the CIT Facility.

Bank of East Asia, Limited ("BOEA") -- Hong Kong

     Effective August 2, 1993, Concord HK entered into a credit arrangement (the "BOEA Facility") with BOEA that provides Concord HK with up to $4,000,000 of financing, including, but not limited to trade finance and overdraft privileges. On January 11, 1994, BOEA increased the total amount available under the BOEA Facility to $4,800,000 as follows: letters of credit and standby letters of credit $3,300,000, overdraft and packing loan of $1,500,000. As of June 30, 1995, approximately $4,164,000 was utilized and approximately $636,000 was available under the BOEA Facility. Approximately $2,841,000 of the total $4,164,000 utilized, was in the form of trade finance, including but not limited to import letters of credit. The BOEA Facility, which is payable on demand, bears interest at 2% above BOEA's prime lending rate for letters of credit and 2.25% above BOEA's prime lending rate for overdraft and packing loans. At June 30, 1995 BOEA's prime lending rate was 9.0%. In connection with the BOEA Facility, Concord HK has placed a $1,075,000 time deposit with BOEA, which is included in prepaid and other current assets at June 30, 1995 and such deposit is pledged as collateral for the BOEA facility. In addition, all amounts outstanding under the BOEA Facility are guaranteed by Concord.

     In the fourth quarter of Fiscal 1995, East Asia Finance Company, a wholly-owned subsidiary of BOEA, extended to Concord HK a five year equipment leasing facility in the amount of approximately one million dollars.

     On June 27, 1995 the Company received a commitment letter from the BOEA to increase the amount available under the BOEA facility up to $6,375,000 as follows: Letters of credit and standby letters of credit $3,600,000, overdraft and packing loan of $2,300,000, and an installment loan $475,000. The installment loan will be utilized in part to repay the current mortgage outstanding on the Hong Kong Office property with the Bank of China.(See Note 8 -- Long-term Debt.)

NOTE 8 - LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                June 30,
                                                         ----------------------
                                                            1995        1994
                                                         --------    ----------
  Long-term portion of CIT facility,
    payable on March 29, 1996 and bearing
    interest at 2% above CIT's prime lending
    rate (9.0% at June 30, 1995) ......................      --      $3,000,000

  Mortgage with Bank of China, payable
    through May 2004, monthly payments of
    $2,100, plus interest at bank's prime
    lending rate (9.0% at June 30, 1995),
    plus 1% secured by property with an
    approximate net book value of $462,000 at
    June 30, 1995 .....................................  $289,268       308,180
                                                         --------    ----------
                                                          289,268     3,308,180
  Current portion of long-term debt ...................   (24,836)      (23,646)
                                                         --------    ----------
  Long-term portion ...................................  $264,432    $3,284,534
                                                         ========    ==========



     Future maturities of long-term debt, exclusive of capital lease obligations, are as follows:

Fiscal year:

     1996 ....................  $ 24,836
     1997 ....................    24,836
     1998 ....................    24,836
     1999 ....................    24,836
     2000 ....................    24,836
     Thereafter ..............   140,252
                                --------
                                $264,432
                                ========

NOTE 9 -- ASSET ACQUISITIONS AND DISPOSITIONS:

     During Fiscal 1994, Concord HK sold its 60% interest in a joint venture for approximately $381,000 to its former joint venture partner. Of the total consideration paid, approximately $180,000 was in the form of lens making machinery and the balance in cash. The Company will continue to manufacture, at its production facility in the PRC, the hybrid and plastic lenses previously supplied by this joint venture. The Company has recorded provisions for losses and costs associated with the liquidation of the inactive subsidiaries and joint ventures in Hong Kong.

NOTE 10 -- COMMON STOCK:

     The Company's Incentive Plan, permits the Compensation Committee of the Company's Board of Directors to grant a variety of common stock awards and provides for a formula plan for annual grants to non-employee directors. The maximum number of shares of common stock available for awards under the Incentive Plan is 2,000,000. Upon the adoption of the Incentive Plan, the Company's 1988 Stock Option Plan was terminated except with respect to any unexercised options outstanding thereunder.

     Stock option activity is as follows:


                                                      Number of    Option Price
                                                        Shares       Per Share
                                                     ---------    -------------

Outstanding June 30, 1992 .......................      398,725    $1.23 - $9.50
Canceled ........................................     (158,550)   $5.69 - $9.00
Granted .........................................      423,975    $5.38 - $8.88
Exercised .......................................      (35,925)   $1.23 - $8.25
                                                     ---------    -------------

Outstanding June 30, 1993 .......................      628,225    $1.63 - $9.50
Cancelled .......................................      (45,125)   $4.50 - $8.88
Granted .........................................      270,950    $3.88 - $7.69
Exercised .......................................       52,800    $5.56 - $8.44
                                                     ---------    -------------



                                                       Number of    Option Price
                                                        Shares       Per Share
                                                      ---------    -------------
Outstanding June 30, 1994 ........................      801,250    $1.63 - $9.50
Cancelled ........................................      426,100    $1.63 - $9.50
Granted ..........................................      649,450    $2.13 - $5.00
Exercised ........................................         --               --
                                                      ---------    -------------
Outstanding June 30, 1995 ........................    1,024,600    $1.69 - $9.00
                                                      =========    =============


     At June 30, 1995, 1,193,800 are available for future grants. [See Note 20 for a description of Common Stock purchase awards made pursuant to the Incentive Plan in August 1995.]

     An aggregate of 1,000,000 shares of the Company's common stock are subject to options which were granted under the Company's stock option plan for Jack C. Benun, formerly Chairman and Chief Executive Officer, (the "Benun Plan") at prices ranging from $5.00 - $12.00. On July 14, 1994, all of such options were cancelled in connection with Benun's termination. (See Note 14--Litigation and Settlements.)

     As of June 30, 1995, the Company had the following options and warrants outstanding:

     Warrants to purchase 15,000 and 50,000 shares of the Company's common stock at per share exercise prices of $5.75 and $6.00, respectively, were issued in connection with certain consulting services provided to the Company by Jack Silver. The warrant to purchase 15,000 shares expires on March 31, 1997 and the warrant to purchase the 50,000 shares expires on December 13, 1995.

     Pursuant to his amended employment agreement, 600,000 shares of the Company's common stock are subject to options which were granted to Ira B. Lampert, Chairman and Chief Executive Officer, ("Lampert") at an exercise price of $4.00 per share. An additional 150,000 shares of the Company's common stock are subject to options which will be granted to Lampert contingent upon the consummation of an acquisition described in Mr. Lampert's amended employment agreement at an exercise price of $6.00 per share.

     As of June 30, 1995, a total of 3,033,400 shares of common stock have been reserved for issuance.

NOTE 11 -- INCOME TAXES:

     For financial reporting purposes, pre-tax income (loss) consists of the following:

                                                    June 30,
                                  ---------------------------------------------
                                    1995              1994               1993
                                  --------         ---------          ---------
                                                   (In 000's)

United States .................   $ (4,024)        $  (4,141)         $  (6,651)
Foreign .......................      5,340             3,320               (685)
                                  --------         ---------          ---------
                                  $  1,316         $    (821)         $  (7,336)
                                  ========         =========          =========


     The provision for income taxes principally related to foreign operations is comprised of the following:

                                                    June 30,
                                  ---------------------------------------------
                                    1995              1994               1993
                                  --------         ---------          ---------
Current .......................   $ 94,475         $ (62,894)         $  98,788
Deferred ......................     12,515           185,944            198,893
                                  --------         ---------          ---------
                                  $106,990         $ 123,050          $ 297,681
                                  ========         =========          =========


     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of June 30, 1995 are as follows:



                                                                                       Domestic        Foreign        Total
                                                                                     -----------    -----------    -----------

Deferred Tax Liabilities
------------------------
  Difference between book and tax basis  of property .............................   $    (3,458)   $  (464,446)   $  (467,904)
  Other deferred liabilities .....................................................          --          (20,396)       (20,396)
                                                                                     -----------    -----------    -----------
  Total deferred tax liabilities .................................................   $    (3,458)   $  (484,842)   $  (488,300)
                                                                                     ===========    ===========    ===========
Deferred Tax Assets
-------------------
  Operating loss carryforwards ...................................................   $ 5,884,128    $      --      $ 5,884,128
  Reserves not currently deductible ..............................................       237,446           --          237,446
  Difference between book and tax basis of foreign subsidiaries ..................       393,183           --          393,183
  Difference between book and tax basis of joint venture .........................        66,201           --           66,201
  Difference between book and tax basis of property ..............................        92,219           --           92,219
  Tax credits ....................................................................        69,764           --           69,764
  Contributions carryover ........................................................        27,261           --           27,261
  Other deferred tax assets ......................................................       222,867           --          222,867
                                                                                    -----------    -----------    -----------
  Total deferred tax assets ......................................................     6,993,069           --        6,993,069
  Valuation allowance ............................................................    (6,989,611)          --       (6,989,611)
                                                                                     -----------    -----------    -----------
  Total deferred tax assets after valuation allowance ............................   $     3,458    $      --      $     3,458
                                                                                     ===========    ===========    ===========
  Net deferred tax liability .....................................................   $      --      $  (484,842)   $  (484,842)
                                                                                     ===========    ===========    ===========

     The tax effects of significant items comprising the Company's net deferred tax liability as of June 30, 1994 were as follows:




                                                                                       Domestic        Foreign        Total
                                                                                     -----------    -----------    -----------

Deferred Tax Liabilities
------------------------
  Difference between book and tax basis  of property .............................   $      --      $  (488,217)   $  (488,217)
  Other deferred liabilities .....................................................          --          (20,973)       (20,973)
                                                                                     -----------    -----------    -----------
  Total deferred tax liabilities .................................................          --      $  (509,190)   $  (509,190)
                                                                                     ===========    ===========    ===========
Deferred Tax Assets
-------------------
  Operating loss carryforwards ...................................................   $ 4,222,028    $ 1,419,769    $ 5,641,797
  Reserves not currently deductible ..............................................       692,828          6,410        699,238
  Difference between book and tax basis of foreign subsidiaries ..................       580,007           --          580,007
  Difference between book and tax basis of joint venture .........................        69,392           --           69,392
  Difference between book and tax basis of property ..............................        64,646         52,197        116,843
  Tax credits ....................................................................        33,500           --           33,500
  Contributions carryover ........................................................        15,778          3,337         19,115
  Other deferred tax assets ......................................................       272,380        267,041        539,421
                                                                                    -----------    -----------    -----------
  Total deferred tax assets ......................................................     5,950,559      1,748,754      7,699,313
  Valuation allowance ............................................................    (5,950,559)    (1,748,754)    (7,699,313)
                                                                                     -----------    -----------    -----------
  Total deferred tax assets after valuation allowance ............................   $         0              0    $         0
                                                                                     ===========    ===========    ===========
  Net deferred tax liability .....................................................   $         0    $  (509,190)   $  (509,190)
                                                                                     ===========    ===========    ===========




     In May 1992, the Hong Kong Inland Revenue Department notified Concord HK that its annual tax rate had been reduced from 16.5% to 8.25% from April 1, 1990 to June 30, 1992 and that its annual tax rate commencing July 1, 1992 will be 8.75%. The Company currently does not pay taxes or import/export duties in the PRC, but there can be no assurance that the Company will not be required to pay such taxes or duties in the future.

     The Company has never paid any income or turnover tax to the PRC on account of its business activities in the PRC. Existing PRC statutes can be construed as providing for a minimum of 10% to 15% income tax and a 3% turnover tax on the Company's business activities; however, the PRC has never attempted to enforce those statutes. The Company has been advised that the PRC's State Tax Bureau is reviewing the applicability of those statutes to processing activities of the type engaged in by the Company, but it has not yet announced any final decisions as to the taxability of those activities. After consultation with its tax advisors, the Company does not believe that any tax exposure it may have on account of its operations in the PRC will be material to its financial condition.

     The Company does not provide U.S. Federal income taxes on undistributed earnings of its foreign subsidiaries as it intends to permanently reinvest such earnings. Undistributed earnings of its foreign subsidiaries approximated $15 million dollars as of June 30, 1995. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings. Upon eventual remittance, no withholding taxes will be payable.

     As of June 30, 1995, Concord had net operating loss carryforwards for U.S. tax purposes of approximately $14,732,000 which expire as follows: $1,586,000 in 2005; $16,000 in 2006; $444,000 in 2007; $6,630,000 in 2008 and $2,770,000 in
2009, and $3,280,000 in 2010. Losses for state tax purposes begin to expire in 1997.

     The realization of the deferred tax assets relate directly to the Company's ability to generate taxable income for certain foreign and U.S. federal and state tax purposes. Management is not able to conclude that realization of these deferred tax assets is more likely than not as a result of the Company's earnings history. Reductions to the valuation allowance will be recorded when, in the opinion of management, the Company's ability to generate taxable income in these jurisdictions is more certain.

     A reconciliation of income tax expense computed at the statutory U.S. Federal rate to the actual provision for income taxes is as follow:



                                                                 June 30,
                                                -----------------------------------------
                                                    1995           1994           1993
                                                -----------    -----------    -----------

Computed tax (benefits) at statutory U.S.
  Federal tax rates .........................   $   447,443    ($  279,000)   ($2,494,000)

Utilization of Nol carryforward .............          --             --             --

Earnings of foreign subsidiaries subject to
  a difference tax rate .....................    (1,784,278)      (624,000)      (622,000)

Refund of prior year's income taxes paid by
  foreign subsidiary ........................        (4,456)       (63,000)          --

Losses producing no current tax benefit .....     1,525,818      1,095,000      3,406,000

Other .......................................       (77,537)        (5,950)         7,681
                                                -----------    -----------    -----------
                                                $   106,990    $   123,050    $   297,681
                                                ===========    ===========    ===========


NOTE 12--RESEARCH AND DEVELOPMENT:

     The Company's products are created, designed and engineered principally in Hong Kong by its engineers. The Company expended approximately $598,000,

$1,021,000, and $2,100,000 during the fiscal years ended June 30, 1995, 1994 and 1993, respectively, for product design and development (including redesign and redevelopment). The large increase in Fiscal 1993 is due to the significant development costs incurred with respect to the Company's new single use and traditional 35 millimeter cameras.

NOTE 13--COMMITMENTS AND CONTINGENCIES:

     In connection with the acquisition of certain production equipment and intellectual property in Fiscal 1991, the Company secured a five year financing lease from EDS Financial Corporation ("EDS"), a division of Electronic Data Systems Corporation. During April 1994, the Company re-negotiated the original terms of the lease with EDS. Such renegotiation included the application of the $1,000,000 certificate of deposit which was pledged to EDS as collateral under the lease to the outstanding principal balance. The $1,000,000 principal payment reduced the monthly lease payment from $114,700 to $72,048. All other terms under the lease remain the same. As of June 30, 1995 the balance outstanding with respect to such lease approximated $673,000.

     Concord leases its corporate office and warehouse facilities which, under the current lease terms, expires in December 1997. The lease requires monthly payments of approximately $15,000 and also requires the Company to pay the related real estate taxes. The Company is currently reviewing its requirements for both administrative and warehouse space.

     The Company also leases various office equipment which have been classified as capital leases. The initial terms of such capital leases range from three to five years and expire at various times through 1997. Monthly payments on those leases range from approximately $70 to $3,300.

     The following is a summary of assets under capitalized leases:

                                                           June 30,
                                                ------------------------------
                                                   1995                1994
                                                ----------         -----------

Assets under capitalized leases .............   $4,436,392         $ 4,868,061
Less: accumulated amortization ..............   (1,009,398)           (916,717)
                                                ----------         -----------
                                                $3,426,994         $ 3,951,344
                                                ==========         ===========

     Future minimum rental payments are as follows:

                                  Operating Leases          Capital Leases
                                  ----------------          --------------
      Fiscal year:
      1996 .......................  $  670,180                $  869,013
      1997 .......................     451,465                    82,857
      1998 .......................     225,082                    52,665
      1999 .......................      23,195                    21,828
      2000 .......................      15,155                     9,095
      Thereafter .................      92,195                      --
                                    ----------                ----------
                                                               1,035,458

      Total minimum payments .....   1,477,272
                                    ==========
      Less: Amount representing interest ...................    (123,667)
                                                              ----------
      Present value of net minimum lease payments ..........  $  911,791
                                                              ==========

     The effective interest rates on capital leases range from approximately 12% to 14%. Rental expense for operating leases of approximately $1,033,000, $1,004,000, and $957,000 was incurred for fiscal years ended June 30, 1995, 1994 and 1993, respectively.

     The Company has employment agreements with certain of its key employees. The agreements are for periods of one to four years and expire at various dates through fiscal 1999. Under the terms of such employment arrangements, the Company is committed to pay annual salaries of approximately $1,481,000, $1,240,000 and $675,000 and $83,000 for the fiscal year ending June 30, 1996,
1997, 1998 and 1999, respectively. Certain of the agreements also provide for other incentives which are based on the operating performance of the Company.

     During the first quarter of fiscal 1996, and effective as of May 1, 1995, the Company entered into a one year consulting agreement with Harjac Consulting Inc., a company of which Steve Jackel is president, for the services of Mr. Jackel as a special assistant to the Chairman and Chief Executive Officer. The agreement provides for remuneration at the rate of $300,000 for the term of the agreement plus certain expenses. The agreement also provides for options to purchase 25,000 shares of the Company's common stock at $3.00 per share and 75,000 at $4.00 per share. The options have a five year term and are exercisable as of December 31, 1995 and May 1, 1996, respectively.

NOTE 14 --  LITIGATION AND SETTLEMENTS

     Roland Kohl During Fiscal 1990, the Company terminated for cause certain of its former officers and directors including its former Hong Kong managing director, Roland Kohl and instituted legal proceedings for damages estimated at $5.9 million. The defendants counter-claimed for arrears of salary and bonuses held in escrow. The Company executed a settlement agreement with the defendants, however, the value of the defendants' assets was severely diminished and there existed a substantial question as to whether any judgement against Kohl could be satisfied. The Company decided not to pursue the case with Kohl and settled with the other defendants for claims for salary arrearages and legal fees in the amount of $800,000.

     SEC Investigation On November 1, 1991, the Company was advised that the Securities and Exchange Commission (SEC) had issued an order directing a private investigation of certain allegations made against the Company and Jack C. Benun, the Company's former Chairman and Chief Executive Officer by the Company' former Chief Financial Officer. An initial investigation by an Ad Hoc Committee of the Company's Board of Directors reported that the Company was unable to find any substantial evidence of wrongdoing by Benun. When new evidence became available in 1993, the Ad Hoc Committee reported that Benun had misappropriated $150,000 from the Company. As a consequence of the new report, the Company terminated Benun for cause. On September 16, 1994, as required by his settlement agreement with the SEC, Benun paid the Company $215,243, representing settlement of the misappropriation and interest thereon.

     On September 1, 1994, the Company settled the SEC Investigation as it related to the Company without monetary damages or penalties.

Jack C. Benun On November 18, 1994 the Company filed a demand for arbitration for money damages in excess of $1.5 million against Jack C. Benun. This action was taken due to Mr. Benun's failure to compensate the Company for damages it sustained as a result of Benun's breaching his employment obligations, his fiduciary obligations and perpetrating frauds upon the Company. Mr. Benun has submitted a counterclaim in which he alleges among other things a wrongful termination by the Company. The Company intends to vigorously pursue its action as well as defend the counterclaim.

     At June 30, 1995 the Company was indebted to Mr. Benun for $100,000. Interest on the loans incurred by the Company during the fiscal years ended June 30, 1995 and 1994 approximately $11,000 and $27,000 respectively.

Purported Class Action

     On February 22, 1995, the Company was served a complaint purporting to be a class action on behalf of purchasers of the Company's common stock. The complaint is predicated on the wrongdoing of Mr. Benun and an alleged failure by the Company to promptly disclose such wrongdoing to the public. On September 5, 1995, plaintiffs, in response to motions to dismiss by the Company and the individual defendants, filed a motion to file an amended complaint. The Company intends to vigorously contest the litigation and believes that it has good defenses to the purported claims in the complaint and the amended complaint.

NOTE 15 -- FOREIGN OPERATIONS:

     Set forth below is a summary of significant financial information regarding the Company's foreign operations (in 000's):

                                                  June 30,
                                     -------------------------------
                                       1995        1994        1993
                                     -------     -------     -------
      Current assets ..............  $32,814     $31,428     $24,260
      Noncurrent assets ...........   13,576      12,598      13,601
                                     -------     -------     -------
      Total assets ................   46,390      44,026      37,861
      Liabilities .................   27,325      33,102      27,208
                                     -------     -------     -------
      Equity ......................  $19,065     $10,924     $10,653
                                     =======     =======     =======
      Net sales (including
        intercompany sales) .......  $61,560     $51,574     $54,028
      Costs and expenses ..........   56,599      50,666      53,620
                                     -------     -------     -------
      Net income ..................  $ 4,961     $   908     $   408
                                     =======     =======     =======


     Significant financial information regarding the Company's operations, which includes the effect of the elimination of intercompany transactions, is as follows (in 000's):

                                                            June 30,
                                                -------------------------------
                                                  1995        1994        1993
                                                -------     -------     -------
Sales to unaffiliated customers:
  United States ..............................  $20,161     $29,014     $27,985
  Canada .....................................    2,966       3,701       8,114
  Central America ............................    1,824       1,957       1,222
  Hong Kong/People's Republic of China .......   27,910      13,288      15,532
  Federal Republic of Germany ................    3,509       3,853       4,317
  United Kingdom .............................    3,573       2,898       1,961
  Hungary ....................................      379         106         --
  France .....................................    1,817         --          --
                                                -------     -------     -------
                                                $62,139     $54,817     $59,131
                                                =======     =======     =======

     Sales to unaffiliated customers exclude intercompany sales (in 000's) of approximately $19,757, $27,400, and $24,600 for fiscal years 1995, 1994 and

1993, respectively. The basis of accounting for intercompany sales is cost plus a manufacturing profit.


                                                             June 30,
                                                    ---------------------------
                                                     1995      1994      1993
                                                    ------    ------    -------
Operating profit (loss):
  United States .................................  ($4,827)  ($2,822)  ($11,503)
  Canada ........................................     (384)   (1,228)      (712)
  Central America ...............................     (134)       64        (34)
  Hong Kong/People's Republic of China ..........    6,776     3,217      5,256
  Federal Republic of Germany ...................      131       (11)       302
  United Kingdom ................................     (371)      (50)      (645)
  Hungary .......................................        0         8
  France ........................................      125      --         --
                                                    ------    ------    -------
                                                    $1,316   ($  822)  ($ 7,336)
                                                    ======    ======    =======



                                                             June 30,
                                                  -----------------------------
                                                    1995       1994       1993
                                                  -------    -------    -------
Identifiable assets:
  United States ................................. $ 9,563    $15,805    $14,904
  Canada ........................................   1,366      1,516      2,891
  Central America ...............................   1,594      1,701      1,061
  Hong Kong/People's Republic of China ..........  30,128     22,842     23,847
  Federal Republic of Germany ...................   3,939      4,422      3,028
  United Kingdom ................................   1,968      1,687        987
  Hungary .......................................     313        210       --
  France ........................................   1,318       --         --
                                                  -------    -------    -------
                                                  $50,189    $48,183    $46,718
                                                  =======    =======    =======

NOTE 16 -- RELATED PARTY TRANSACTIONS:

     During the first quarter of fiscal 1995, the Company entered into an agreement with a member of the Board to provide sales and marketing consulting services. Selling expenses include $63,000 for such consulting services and related expenses during the fiscal year ended June 30, 1995.

     During the fiscal years ended June 30, 1994 and 1993, the Company paid consulting fees and expenses of approximately $22,000 and $459,000, respectively to a firm, the President of which was appointed Chief Operating Officer and President of the Company in June 1993 and Chairman and Chief Executive Officer in July 1994.

NOTE 17 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                         June 30,
                                             ----------------------------------
                                               1995        1994         1993
                                             --------   ----------   ----------
Cash paid for interest ..................... $820,000   $1,126,000   $1,693,000
                                             ========   ==========   ==========
Cash paid for taxes ........................ $ 88,000   $   86,000   $  313,000
                                             ========   ==========   ==========

Noncash investing and financing activities:
  Fair value of assets acquired ............ $          $            $  747,998
  Cash paid ................................    --          --          (45,200)
Liabilities incurred .......................    --          --          108,241)
                                             --------   ----------   ----------
Liabilities assumed ........................ $  --      $   --       $  391,529
                                             ========   ==========   ==========

     During the fiscal year ended June 30, 1995 and 1994, capital lease obligations of approximately $130,000 and $252,000 were incurred when the Company entered into leases for new equipment.

NOTE 18 -- OTHER INCOME (EXPENSE) -- NET

                                                          June 30,
                                            -----------------------------------
                                               1995         1994         1993
                                            ---------    ---------    ---------
Gain on sales of long term assets ......... $   5,000    $ 229,000    $ 107,000
Other interest income .....................   135,000       74,000       49,000
Settlements from legal proceedings ........      --        447,000         --
Other income (expense), net ...............   (27,000)      17,000      (48,000)
Directors fees ............................  (173,000)    (212,000)    (219,000)
Foreign exchange gain (loss), net .........   (95,000)    (776,000)     (36,000)
                                            ---------    ---------    ---------
 .......................................... $(155,000)   ($221,000)   $(147,000)
                                            =========    =========    =========

NOTE 19 -- REORGANIZATION AND RESTRUCTURING:

Product Line Rationalization

     As a result of the Company's success in the introduction of the single use cameras, the product's acceptance in the market and the Company's belief that the demand for this product will continue, the Company has decided to curtail certain of its 35 millimeter and 110 product line and focus a significant amount of its efforts on this emerging market. In connection with this rationalization of the product line, the Company had suspended production of certain models that it produced in the past and anticipated producing in the future. As a consequence, provisions for certain component parts inventory in the manufacturing facility as well as certain fixed assets (principally tools and molds) used in connection with the manufacturing of those models were being recorded in order to reduce such items to net realizable value. The total provisions recorded in fiscal 1993 were $4,477,523.

Reorganization & Restructuring

     In connection with the reorganization and ongoing upgrade of worldwide management, finances, and management information systems and procedures, certain expenses have been and will be incurred. Substantially all of the manufacturing joint ventures that had been operating individually prior to the Company's purchase of its partners interest in the joint ventures have now been consolidated with the Company's manufacturing operations, new management has been hired and new worldwide management information systems and procedures are being implemented and installed. In addition, the Company is in the process of liquidating its joint venture in Budapest, Hungary as a result of its joint venture partners' financial instability. In Fiscal 1993, the Company recorded a provision of $1,522,477 for such consolidation, severance and other reorganization costs.

Proposed Transaction Costs

     As a result of the termination of its agreement with Gestetner Holdings PLC, the parent of the Vivitar Group of Companies ("Vivitar"), in Fiscal 1993, the Company wrote off $904,000 of costs incurred in connection with the Vivitar transaction.

NOTE 20 -- SUBSEQUENT EVENTS

     Effective July 1, 1995 the Company took certain actions to liquidate its Canadian Subsidiary as part of the Company's plans to consolidate its North America operations and to take advantage of certain tax benefits available to it. The Company continues to operate in Canada as a branch of one of its United States subsidiaries.

     Senior management common stock purchase awards -- On August 23, 1995, the Compensation Committee of the Board of Directors approved stock purchase awards under the Company's Incentive Plan (See Note 10 Common Stock) pursuant to which 500,000 shares of the Company's no par value common stock were made (subject to earlier maturity upon the occurrence of certain events) available for purchase by senior management of the Company at a price per share equal to $5.375 per share (the closing price of the common stock on August 23, 1995) pursuant to binding commitments to be made by such persons by August 31, 1995. The Company received commitments for the purchase of 444,000 of such shares made available for purchase. The purchase price will be paid by a loan from the Company to the participating senior executives and evidenced by a full recourse promissory note secured by the common stock purchased by the executives. The notes will mature five years from the date of purchase and will bear interest at 6%. Each senior management purchaser will also be granted a contingent restricted stock award covering a number of shares equal to the number of shares purchased by such purchaser. The restricted stock will only be issued based upon attainment of increases in shareholder value in accordance with the Incentive Plan.

     At the Board of Directors meeting of August 23, 1995, a Management Incentive Compensation Program was approved for the 1995 Fiscal year and for subsequent periods. The Plan was enacted in order to foster increased efforts by senior executives on behalf of the Company by giving them a direct financial interest in the Company's performance and to encourage key employees to remain with the Company as well as to provide an incentive in the recruitment of senior management. The incentive pool is to be earned if the Company achieves certain return on equity goals. The goals are reviewable each year by the Board and may be amended. If the goals are achieved an Incentive Fund is to be established of up to 10% of earnings after taxes and any unawarded portion of an Incentive fund from previous years. Included in general and administrative expenses in Fiscal 1995 is an accrual of $350,000 allocated to the Incentive Fund for Fiscal 1995 incentive compensation payments.

Concord Camera Corp.                                               Schedule II

Valuation and qualifying accounts and reserves
----------------------------------------------

  Column A      Column B              Column C            Column D     Column E
  --------      --------              --------            --------     --------
                                     Additions
                                     ---------
               Balance at    Charged to    Charged to                 Balance at
               beginning     costs and       other                      end of
Description    of period      expenses      accounts     Deductions     period
-----------    ----------    ----------    ----------    ----------   ----------
   Reserve for doubtful accounts,
     discounts and allowances

Fiscal year:

    1993       2,770,811     2,667,764        --         3,277,050     2,161,525
    1994       2,161,525       613,353        --         1,140,704     1,634,174
    1995       1,634,174       218,496                     810,899     1,041,771

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCORD CAMERA CORP.
    (Company)

Date:  September 15, 1995


By: /s/ IRA B. LAMPERT
    ---------------------
      Ira B. Lampert,
    Chairman and Chief
    Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

        Signature                      Office                       Date
        ---------                      ------                       ----


/s/ IRA B. LAMPERT
----------------------------  Director, Chairman and          September 15, 1995
    Ira B. Lampert              Chief Executive Officer


/s/ GARY M. SIMON
----------------------------  Chief Financial Officer         September 15, 1995
    Gary M. Simon               Secretary and Treasurer


/s/ HARLAN I. PRESS
----------------------------  Chief Accounting Officer        September 15, 1995
    Harlan I. Press


/s/ ELI ARENBERG
----------------------------  Director                        September 15, 1995
    Eli Arenberg


/s/ MORRIS H. GINDI
----------------------------  Director                        September 15, 1995
    Morris H. Gindi


/s/ JOEL L. GOLD
----------------------------  Director                        September 15, 1995
    Joel L. Gold



----------------------------  Director
    J. David Hakman


/s/ IRA J. HECHLER
----------------------------  Director                        September 15, 1995
    Ira J. Hechler


/s/ KENT M. KLINEMAN
----------------------------  Director                        September 15, 1995
    Kent M. Klineman