Form 10-Q
period 1995-09-30
CONCORD CAMERA CORP
filed 1995-11-14
CIK 831861

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934




           For Quarter Ended September 30, 1995 - Commission file Number
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


              Yes  X   No

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, no par value -- 10,941,526 shares as of November 9,
          1995


                                   Page 1 of 12
                              Exhibit Index on Page 11












          PART 1. FINANCIAL INFORMATION
          Item 1. Financial Statements
           Concord Camera Corp.
           Consolidated Balance Sheets

                                                September 30,
                                                   1995              June 30,
                                                (unaudited)           1995

           Current assets:
            Cash                                $ 3,284,397        $ 4,533,216

            Accounts receivable, net             10,012,945          8,589,790
            Inventories                          21,819,907         18,865,323

            Prepaid expenses and other current
           assets                                 2,755,981          2,494,559

           Total current assets                  37,873,230         34,482,888
            Plant and equipment, net             11,266,088         10,802,688

            Goodwill, net                         1,636,576          1,678,629
            Investments in joint ventures            82,819             91,984

            Other assets                          3,116,769          3,132,566

           Total assets                         $53,975,482        $50,188,755
           Current liabilities:

            Short-term debt                     $ 6,028,104        $ 5,742,063
            Current portion of long-term debt        23,235             24,836

            Current obligations under
            capital leases                          669,662            788,165

            Accounts payable                      8,835,218          6,993,857
            Accrued expenses                      3,507,232          2,902,282

            Income taxes payable                    229,705            294,584
            Other current liabilities                 2,340            305,175

           Total current liabilities             19,295,496         17,050,962

            Deferred income taxes                   484,467            484,842
            Long-term debt                          264,570            264,432

            Obligations under capital leases        523,930            123,626
            Other long-term liabilities                 648                648


           Total liabilities                     20,569,111         17,924,510

           Stockholders' equity:

            Common stock, no par value, 20,000,000
           authorized; 10,938,526 and 10,490,526
           issued as of September 30, 1995 and June
           30, 1995                               39,346,930         36,935,174

            Paid in capital                          850,786           850,786
            Deficit                               (3,951,926)       (5,068,796)

            Common Stock Subscriptions            (2,386,500)            -
                                                  33,859,290        32,717,164
            Less: treasury stock, at
            cost; 63,553 shares                     (452,919)         (452,919)

            Total stockholders' equity            33,406,371         32,264,245

            Total liabilities and stockholders'
           equity                                $53,975,482        $50,188,755











          See accompanying notes to consolidated financial statements.

                                          3




          Concord Camera Corp.
          Consolidated statements of operations
                                                           (audited)
                                                      For three months ended
                                                           September 30,
                                                       1995             1994


           Net sales                               $17,535,733     $14,716,848
           Cost of products sold                    11,740,551       9,997,954
           Gross profit                              5,795,182       4,718,894

           Selling Expenses                          1,873,075       1,676,475
           General and administrative expenses       2,320,989       1,919,127

           Financial expenses                          335,209         362,523

           Other expense, net                           48,140          57,471
           Legal Expenses and Settlement Costs         100,894         210,232

           Income from operations before
           income taxes                              1,116,875         493,066
           Provision for income taxes                        0           1,645

           Net Income                               $1,116,875       $ 491,421

           Earnings per common and common equivalent
           share                                    $     0.10       $    0.05

           Weighted average number of common and common
           equivalent shares outstanding            10,998,929      10,497,000




           See accompanying notes to consolidated financial statements.

                                          4


          Concord Camera Corp.
          Consolidated statements of cash flows
                                                           (unaudited)
                                                     For the three months ended
                                                           September 30,
                                                          1995           1994

           Cash flows from operating activities:
            Net income                               $ 1,116,875      $ 491,421

            Adjustments to reconcile net income to net
           cash provided by operating activities:
            Depreciation and amortization                714,263       583,658

            Net gain on sale of property & equipment           0        (1,812)

            Change in assets and liabilities:
            (Increase) decrease in accounts
            receivable                                (1,423,155)       83,471

            (Increase)in inventories                  (2,954,584)   (1,790,677)

            (Increase)in prepaid expenses and other
           current assets                               (284,225)      (31,504)

            (Increase) decrease in other assets          (97,252)       79,582

            Increase in accounts payable               1,841,361     1,360,786

           Increase (decrease) in accrued expenses       604,950       (54,303)

            Increase (decrease) in income taxes payable  (64,879)       68,852

            (Decrease) in other current liabilities     (302,835)      (35,198)

            (Decrease) in deferred income taxes             (375)         (747)

            (Decrease) in other liabilities                    0       (15,625)

           Total adjustments                          (1,966,731)      246,483

            Net cash provided by (used in) operating
           activities                                   (849,856)      737,904

          Cash flows from investing activities:

            Purchase of property, plant and equipment   (476,482)     (254,286)

            Proceeds from sale of long term assets             0        12,207

            Decrease in Investments and advances to
           joint ventures                                  9,165        75,000

           Cash flows from financing activities:

            Net borrowings (repayments) under short-term
           debt agreements                               286,041      (199,462)



                                          5




            (Repayments) of long-term debt               (1,462)       (3,416)

            Principal payments under capital lease
           obligations                                 (241,481)      (83,872)

           Net proceeds from issuance of common stock    25,256            -

            Net cash provided by (used in) financing
           activities                                    68,354      (286,750)

            Net increase (decrease) in cash          (1,248,819)      284,075

            Cash at beginning of period               4,533,216     3,394,658

            Cash at end of period                    $3,284,397    $3,678,733


             See accompanying notes to consolidated financial statements.
             See Note 3 - Supplemental Disclosure of cash flow information.


                                 CONCORD CAMERA CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  SEPTEMBER 30, 1995
                                     (unaudited)

          NOTE 1 - General

          In the opinion of Concord Camera Corp. ("the Company"), the accompanying unaudited financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company`s financial position as of September 30, 1995, and the results of operations and cash flows for the periods ended September 30, 1995 and 1994.

          The  Notes  to  Consolidated   Financial  Statements,  which  are
          included in the Company's 1995 Form 10-K Annual Report, should be read with the accompanying financial statements.

          Earnings per common and common equivalent share, for the three months ended September 30, 1995 are based on the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents, which include stock options and/or warrants that are exercisable at prices below the average price of the Company's common stock during the three months ended September 30, 1995. Earnings per common share, for the three months ended September 30, 1994, are based on the weighted average number of common shares outstanding during such three month period. Common stock equivalents outstanding during the three months ended September 30, 1994 were not included in the calculation of earnings per share because their effect was antidilutive.

          The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, German Mark, British Pound Sterling, Hungarian Forints, French Francs, and Japanese Yen. Each of the Company's foreign subsidiaries purchases its inventories in U.S. Dollars and sells them in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. Certain components needed to manufacture cameras are priced in Japanese Yen. The impact of foreign exchange transactions is reflected in the profit and loss statement. The Company continues to analyze the benefits and costs associated with hedging against foreign currency fluctuations.

          NOTE 2 - Inventories

          Inventories are comprised of the following:



                                         September 30        June 30,
                                             1995              1995

               Raw material             $ 9,852,288        $ 7,162,899


               Finished goods            11,967,619         11,702,424

                                        $21,819,907        $18,865,323

          Note 3 - Supplemental Disclosures of Cash Flow Information:

                               For the Three months ended September 30,
                                                 1995         1994

         Cash paid for interest          $   191,424     $  199,994

          Cash paid for taxes             $    72,567     $     535

          During the three months ended September 30, 1995 and 1995, capital lease obligations of approximately $523,000 and $50,000, respectively were incurred when the company entered into leases for the purchase of equipment.

          Note 4 - Stockholder's Equity

          For financial reporting purposes, 444,000 shares of Common Stock to be issued in exchange for notes of $2,386,500 pursuant to the Company's Senior Management Common Stock Purchase Award Provisions, forming a part of the Company's Incentive Plan have been treated as outstanding since August 23, 1995, the date upon which commitments for the purchase of such shares were made by the purchasers. Definitive agreements and the related notes for such purchases were executed on November 7, 1995 when the shares were issued. Since the aggregate purchase price of $2,386,500 was included in stockholder s equity a corresponding reduction in stockholder s equity was made since the notes were not received by the Company until November 7, 1995.


          Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          Results of Operations

          Three months ended September 30, 1995 compared to the three months ended September 30, 1994.

                 Total  revenues for  the three months ended  September 30,
          1995 and  1994  were approximately  $17,536,000 and  $14,717,000, respectively, an increase of approximately $2,819,000 or 19.2%. The increase, which is net of decreases in non-camera revenues, is due to an increase in OEM revenues, the Company's European expansion, and the continued acceptance of the Company's single-use and slim-line camera models. Revenues from traditional camera sales and OEM sales increased by approximately $114,000 or 1.0% and $4,994,000 or 595.4% respectively for the three months ended September 30, 1995 to $11,703,000 and $5,833,000, respectively, from $11,589,000 and $839,000, respectively, for the three months ended September 30, 1994. In the three months ended September 30, 1995, there were no non-camera sales compared to approximately $2,289,000 of such sales in the three months ended September 30, 1994. Non-camera sales were substantially discontinued by the Company as of the end of the three months ended September 30, 1994. The increase in OEM sales is attributable to increased purchases from the Company's preexisting OEM customers.

                 Sales by Concord Camera HK Limited ("Concord HK") for the three months ended September 30, 1995 and 1994 were approximately $10,827,000 and $4,844,000, respectively, an increase of approximately $5,983,000 or 123.5%. The increase is due primarily to the increase in OEM sales and a change in the OEM point of sale from the United States to Hong Kong during the quarter ended December 31, 1994. The Company effectuated a change in the OEM point of sale in order to secure an additional working capital line from the Bank of East Asia, New York (see Bank of East Asia, New York.) Payment of FOB sales are primarily by letter of credit.

                 Consolidated sales of the Company's United States, Canadian, and Panamanian operations, collectively "Concord Americas," for the three months ended September 30, 1995 and 1994 were approximately $4,101,000 and $7,903,000, respectively, a decrease of approximately $3,802,000 or 48.1%. Net sales for the three months ended September 30, 1994 included OEM sales with point of sale out of U.S. of approximately $831,000, and non-camera revenues of approximately $2,289,000. If the foregoing sales were eliminated from Concord Americas' operations in the three months ended September 30, 1994 it would reflect a decrease in traditional camera sales in the Americas for the three months ended September 30, 1995 of approximately $682,000 or 14.3% over such sales for the comparable period last year. In addition, certain Concord Americas customers decreased merchandise purchases on an F.O.B. Hong Kong basis from Concord HK. During the three months ended September 30, 1995 and 1994 Concord Americas customers purchased approximately $3,676,000 and $4,133,000, respectively, from Concord HK, a decrease of approximately $457,000 or 11.1%. If this decrease were added to from the three months ended September 30, 1995 sales, sales of traditional cameras to Concord Americas customers would have decreased by 12.8% reflecting a slower retail environment, in general, and certain customers that became financially unstable that the company did not ship product to during the period.

                 Consolidated  sales  of  Concord  Camera  GmbH   ("Concord
          Germany"), Concord Camera UK Limited ("Concord UK"), Concord Camera France ("Concord France"), and Concord Camera (Hungary) Ltd. ("Concord Hungary"), collectively "Concord Europe", for the three months ended September 30, 1995 and 1994, were approximately $2,608,000 and $1,969,000, respectively, an increase of approximately $638,000 or 32.4%. In addition, certain European customers increased merchandise purchases on an F.O.B. Hong Kong basis from Concord HK. During the three months ended September 30, 1995 and 1994 European customers purchased approximately $1,327,000 and $301,000, respectively, from Concord HK, an increase of approximately $1,026,000 or 340.8%. If this increase were added to the three months ended September 30, 1995 sales, sales to European customers would have increased by 73.3%. This increase is primarily attributable to sales to new customers by the Company's increased European Sales and Marketing force.

          Gross Profit

                 Gross profit, expressed as a percentage of sales, increased to 33.0% for the three months ended September 30, 1995 from 32.1% for the three months ended September 30, 1994. This increase was due in part to improved control over production and inventory levels during the past fiscal year and the discontinuance of lower margin non-camera products.

          Expenses

                 Operating expenses consisting of selling, general and administrative and financial expenses, increased to $4,630,000 in the three months ended September 30, 1995 from $4,168,000 in the three months ended September 30, 1994, an increase of $462,000 or 11.1%. As a percentage of sales, operating expenses decreased to 26.4% in the three months ended September 30, 1995 from 28.3% in the three months ended September 30, 1994.

                 Selling expenses increased  to $1,873,000 or 10.7%  of net sales in the three months ended September 30, 1995 from $1,676,000 or 11.4% of net sales in the three months ended September 30, 1994 The increase was primarily attributable to the Company's increased sales volume and increases in freight costs, royalty expenses, sales allowances, and marketing expenses.

                 General   and   Administrative   expenses   increased   to
          $2,321,000  or 13.2%  of  net  sales in  the  three months  ended

          September 30, 1995 from $1,919,000 or 13.0% of net sales in the three months ended September 30, 1994. The increase is primarily attributable to certain specific provisions for doubtful accounts, increases in professional fees, rent expense, and costs associated with building the necessary infrastructure to support the growth in volume.

                 Financial expenses decreased to $335,000 or 1.9 % of net sales in the three months ended September 30, 1995 from $363,000 or 2.5% of net sales in the three months ended September 30, 1994. Such decrease was primarily a result of a reduction in average debt outstanding during the three months ended September 30, 1995, and a reduction in loan guarantee fees.

                 Litigation and settlement costs in the three months ended September 30, 1995 and 1994 were approximately $101,000 and $210,000, respectively. The Company incurred significant legal expenses and settlement costs in connection with non-operating matters, primarily the demand for arbitration against Jack Benun, the purported class action, the Roland Kohl litigation, and the Argus settlement.

          Other Expense, Net

                 Other expense, net includes directors fees, certain public relations costs, and foreign exchange gains and losses net of interest income and gains from the sale of fixed assets.


          Income Taxes

                 The Company's provision for income taxes for the three months ended September 30, 1995 is primarily related to the earnings of the Company's Far East operations, net of benefits relating to overpayments/refunds on the Company's other foreign Subsidiaries.


          PART 2. OTHER INFORMATION

          Item 1.  Legal Proceedings

                 Fuji Photo Film Co., Ltd. ("Fuji"). On October 19, 1995, the Company was served with a summons and complaint in an action styled Fuji Photo Film Co., Ltd. V. Concord Camera Corp., filed in the United States District Court for the Southern District of New Jersey. The action is for patent infringement in connection with certain of the Company s single-use cameras. The Company has answered the complaint and served its counter-claim seeking a declaratory judgement that the Fuji patents are invalid, unenforceable and not infringed by the Company.

          Exhibits and Reports on Form 8-K

                 8-K dated October 19, 1995 in connection with a lawsuit filed by Fuji Photo Film Co., Ltd.

          Item 6. Exhibits

          10.55 - First Amendment to Revolving Line of Credit and Security Agreement between the Company and the Bank of East Asia Limited, New York Branch.



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




                                 CONCORD CAMERA CORP.
                                     (Registrant)



                       BY:  s/Harlan Press
                                     (Signature)



                                     Harlan Press
                               Chief Accounting Officer


                      DULY AUTHORIZED AND PRINCIPAL ACCOUNTING
                                       OFFICER

                        DATE:     November 10, 1995