Form 10-Q
period 1995-12-31
CONCORD CAMERA CORP
filed 1996-02-15
CIK 831861

Washington, D.C. 20549


                         FORM 10-Q


        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934




    For Quarter Ended December 31, 1995 - Commission file Number 0-17038


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

  Common Stock, no par value -- 10,944,026 shares as of February 9, 1996
               ______________________________

                       Page 1 of 17
 Exhibit              Index on Page 16

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

Concord Camera Corp.
Consolidated Balance Sheets
                                       December 31,
                                          1995          June 30
                                       (unaudited)      1995

Current Assets:
 Cash                                     $ 3,651,001   $ 4,533,216
 Accounts receivable, net                   9,049,773     8,589,790
 Inventories                               22,189,755    18,865,323
Prepaid expenses and other current Assets   3,271,714     2,494,559
Total current assets                       38,162,243    34,482,888
 Plant and equipment, net                  11,743,853    10,802,688
 Goodwill, net                              1,594,569     1,678,629
 Investments in joint ventures                 55,212        91,984
 Other assets                               2,935,874     3,132,566
Total assets                              $54,491,751   $50,188,755
Current liabilities:
 Short-term debt                          $ 6,722,457   $ 5,742,063
 Current portion of long-term debt             27,979        24,836
 Current obligations under capital leases     462,918       788,165
 Accounts payable                           7,310,883     6,993,857
 Accrued expenses                           3,561,794     2,902,282
 Income taxes payable                         185,653       294,584
 Other current liabilities                     59,192       305,175
Total current liabilities                  18,330,876    17,050,962
 Deferred income taxes                        484,467       484,842
 Long-term debt                               446,064       264,432
 Obligations under capital leases             523,013       123,626
 Other long-term liabilities                      648           648
Total liabilities                          19,785,068    17,924,510
Stockholders' equity:
 Common stock, no par value, 20,000,000
authorized; 10,944,926 and 10,490,526 issued
as of December 31,1995 and June 30, 1995   39,346,930    36,935,174
 Paid in capital                              850,786       850,786
 Deficit                                   (2,651,614)   (5,068,796)
 Notes receivable arising from common stock
 purchase agreements                       (2,386,500)         -

 Less: treasury stock, at cost;
 63,553 shares                             35,159,602    32,717,164
                                             (452,919)     (452,919)
Total stockholders' equity                 34,706,683    32,264,245
Total liabilities and stockholders'
 equity                                   $54,491,751   $50,188,755


See accompanying notes to consolidated financial statements.

Concord Camera Corp.
Consolidated statements of operations

                                           (unaudited)
                                   for the three months ended
                                              December 31,

                                         1995         1994
Net sales                              $17,863,775   $18,554,945
Cost of products sold                   11,633,076   12,707,180
Gross profit                             6,230,699    5,847,765
Selling Expenses                         2,209,264    1,940,591
General and administrative expenses      2,133,728    1,866,767
Financial expenses                         408,906      391,937
Other (income) expense, net                 (7,065)    (155,680)
Legal Expenses and Settlement Costs        184,788       80,742
Income from operations before income
taxes                                    1,301,078    1,523,410
Provision for income taxes                     771      101,299
Net Income                              $1,300,307  $ 1,422,111
Earnings per common and common equivalent
share                                        $0.12        $0.14
Weighted average number of common and common
equivalent shares outstanding           11,145,130   10,509,239


See accompanying notes to consolidated financial statements.
/TABLE

Concord Camera Corp.
Consolidated statements of operations

                                            (unaudited)
                                     for the six months ended
                                           December 31,
                                          1995           1994
Net sales                               $35,399,508   $33,271,793
Cost of products sold                    23,373,627    22,705,134
Gross profit                             12,025,881    10,566,659
Selling Expenses                          4,082,338     3,617,066
General and administrative expenses       4,454,718     3,785,891
Financial expenses                          744,115       754,460
Other (income) expense, net                  41,075       (98,208)
Legal Expenses and Settlement Costs         285,682       490,974
Income from operations before income
taxes                                     2,417,953     2,016,476
Provision for income taxes                      771       102,944
Net Income                               $2,417,182   $ 1,913,532
Earnings per common and common equivalent
share                                         $0.22         $0.18
Weighted average number of common and common
equivalent shares outstanding            11,052,116    10,499,883


See accompanying notes to consolidated financial statements.

Concord Camera Corp.
Consolidated statements of cash flows
                                            (Unaudited)
                                       For the six months ended
                                            December 31,
                                           1995            1994
Cash flows from operating activities:
 Net income                                $  2,417,182     $ 1,913,532
 Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                1,439,952       1,214,649
 Net gain on sale of property & equipment             0          (1,812)
 Change in assets and liabilities:
 (Increase) in accounts receivable             (459,983)     (2,786,591)
 (Increase)decrease in inventories           (3,324,432)      1,465,834
 (Increase)decrease in prepaid expenses and
  other current assets                         (820,238)         16,195
 (Increase)in other assets                      (30,897)       (788,544)
 Increase in accounts payable                   317,026         411,652
 Increase (decrease) in accrued expenses        659,512          (2,168)
 Increase (decrease) in income taxes payable   (108,931)        169,513
 (Decrease) in other current liabilities       (245,983)        (90,277)
 Increase(Decrease) in deferred income taxes       (375)          1,226
 (Decrease)in other liabilities                       0         (14,758)
 Total adjustments                           (2,574,349)       (405,081)
 Net cash provided by (used in)
  operating activities                         (157,167)      1,508,451
Cash flows from investing activities:
 Purchase of property, plant and equipment   (1,461,852)       (439,491)
 Proceeds from sale of long term assets               0          26,618
 Decrease in Investments and advances to
 joint ventures                                  36,772          75,000
 Net cash (used in) investing activities     (1,425,080)       (337,873)
Cash flows from financing activities:
 Net borrowings under short-term debt           980,394         226,997
 Net borrowings (Repayments) of long-term debt  184,776          (8,724)
 Principal payments under capital lease
  obligations                                  (490,394)       (309,083)
 Net proceeds from issuance of common stock      25,256            -
 Net cash provided by (used in) financing
 activities                                     700,032         (90,810)
 Net increase (decrease) in cash               (882,215)      1,079,768
 Cash at beginning of period                  4,533,216       3,394,658
 Cash at end of period                      $ 3,651,001     $ 4,474,426

   See accompanying notes to consolidated financial statements.
   See Note 3 - Supplemental Disclosure of cash flow information.
   /TABLE

                   CONCORD CAMERA CORP.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      DECEMBER 31, 1995
                         (unaudited)

NOTE 1 - General

In the opinion of Concord Camera Corp. ("the Company"), the accompanying unaudited financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company`s financial position as of December 31, 1995, and the results of operations and cash flows for the periods ended December 31, 1995 and 1994.

The Notes to Consolidated Financial Statements, which are included in the Company's 1995 Form 10-K Annual Report, should be read with the accompanying financial statements.

Earnings per common and common equivalent share, for the three and six months ended December 31, 1995 are based on the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents, which include stock options and/or warrants that are exercisable at prices below the average price of the Company's common stock during the three and six months ended December 31, 1995. Earnings per common share, for the three and six months ended December 31, 1994, are based on the weighted average number of common shares outstanding. Common stock equivalents outstanding during the three and six months ended December 31, 1994 were not included in the calculation of earnings per share because their effect was antidilutive.

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

NOTE 2 - Inventories

Inventories are comprised of the following:
                                   December 31,     June 30,
                                       1995           1995
Raw material                           $ 8,494,532  $ 7,162,899
Finished goods                          13,695,223   11,702,424
                                       $22,189,755  $18,865,323

Note 3 - Supplemental Disclosures of Cash Flow Information:

                      For the six months ended December 31,

                               1995                 1994

Cash paid for interest              $ 394,163         $ 374,041

Cash paid for taxes             $ 100,111        $   1,070


During the six months ended December 31, 1995 and 1994, capital lease obligations of approximately $565,000 and $130,000, respectively were incurred when the company entered into leases for the purchase of equipment.


Note 3 - Stockholders' Equity

For financial reporting purposes, 444,000 shares of common stock, which were issued in exchange for notes of $2,386,500 pursuant to the Company's Senior Management Common Stock Purchase Award Provisions, forming a part of the Company's Incentive Plan, have been treated as outstanding since August 23, 1995, the date upon which commitments for the purchase of such shares were made by the purchasers. Definitive agreements and the related notes for such purchases were executed on November 7, 1995 when the shares were issued.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three months ended December 31, 1995 compared to the three months ended December 31, 1994.


       Total revenues for the three months ended December 31, 1995 and 1994 were approximately $17,864,000 and $18,555,000, respectively, a decrease of approximately $691,000 or 3.7%. The decrease, which includes a decrease in non-camera revenues, is primarily a reflection of retailers' early orders which were delivered and posted in the first quarter of fiscal 1996. Revenues from traditional camera sales decreased by approximately $3,800,000 or 24.8% for the three months ended December 31, 1995 to $11,530,000 from $15,330,000 for the three months ended December 31, 1994, while revenues from OEM sales increased by approximately $3,296,000 or 108.5% for the three months ended December 31, 1995 to $6,334,000 from $3,038,000 for the three months ended December 31, 1994. In the three months ended December 31, 1995, there were no non-camera sales compared to approximately $186,000 of such sales in the three months ended December 31, 1994. Non-camera sales were substantially discontinued by the Company as of the end of the three months ended December 31, 1994. The increase in OEM sales is attributable to increased purchases from the Company's one new and two preexisting OEM customers.

       Sales by Concord Camera HK Limited ("Concord HK") for the three months ended December 31, 1995 and 1994 were approximately $9,834,000 and $6,251,000, respectively, an increase of approximately $3,583,000 or 57.3%. The increase is due primarily to the increase in OEM sales and a change in the OEM point of sale from the United States to Hong Kong during the quarter ended December 31, 1994. The Company effectuated a change in the OEM point of sale in order to secure an additional working capital line from the Bank of East Asia, New York (see Bank of East Asia, New York.) Payment of FOB sales are primarily by letter of credit.

       Consolidated sales of the Company's United States, Canadian, and Panamanian operations, collectively "Concord Americas," for the three months ended December 31, 1995 and 1994 were approximately $5,314,000 and $9,820,000, respectively, a decrease of approximately $4,506,000 or 45.9%. Net sales for the three months ended December 31, 1994 included OEM sales with point of sale out of U.S. of approximately $1,394,000, and non-camera revenues of approximately $186,000. If the foregoing sales were eliminated from Concord Americas' operations in the three months ended December 31, 1994 it would reflect a decrease in traditional camera sales in the Americas for the three months ended December 31, 1995 of approximately $2,926,000 or 35.5% over such sales
for the comparable period last year.   In addition, certain Concord
Americas customers increased merchandise purchases on an F.O.B. Hong Kong basis from Concord HK. During the three months ended December 31, 1995 and 1994 Concord Americas customers purchased approximately $3,559,000 and $3,184,000, respectively, from Concord HK, an increase of approximately $375,000 or 11.8%. If this increase were added to the three months ended December 31, 1995 sales, sales of traditional cameras to Concord Americas customers would have decreased by 22.3% reflecting a slower retail environment, in general, and a decision not to ship certain customers that became financially unstable during the period.


       Consolidated sales of Concord Camera GmbH ("Concord Germany"), Concord Camera UK Limited ("Concord UK"), Concord Camera France ("Concord France"), and Concord Camera (Hungary) Ltd. ("Concord Hungary"), collectively "Concord Europe", for the three months ended December 31, 1995 and 1994, were approximately $2,716,000 and $2,484,000, respectively, an increase of approximately $232,000 or 9.3%. In addition, certain European customers increased merchandise purchases on an F.O.B. Hong Kong basis from Concord HK. During the three months ended December 31, 1995 and 1994 European customers purchased approximately $1,028,000 and $890,000, respectively, from Concord HK, an increase of approximately $138,000 or 15.5%. If this increase were added to the three months ended December 31, 1995 sales, sales to European customers would have increased by 11.0%. This increase is primarily attributable to sales to new customers by the Company's increased European Sales and Marketing force.


Gross Profit

       Gross profit, expressed as a percentage of sales, increased to 34.9% for the three months ended December 31, 1995 from 31.5% for the three months ended December 31, 1994. This increase was due in part to improved manufacturing efficiencies as well as the sale of product with higher margins.


Expenses

       Operating expenses consisting of selling, general and administrative and financial expenses, increased to $4,752,000 in the three months ended December 31, 1995 from $4,199,000 in the three months ended December 31, 1994, an increase of $553,000 or 13.2%. As a percentage of sales, operating expenses increased to 26.6% in the three months ended December 31, 1995 from 22.6% in the three months ended December 31, 1994.

       Selling expenses increased to $2,209,000 or 12.4% of net sales in the three months ended December 31, 1995 from $1,941,000 or 10.5% of net sales in the three months ended December 31, 1994 The increase was primarily attributable to the Company's increased sales volume and increases in freight costs, royalty expenses, promotion allowances, and marketing expenses.

       General and administrative expenses increased to $2,134,000 or 11.9% of net sales in the three months ended December 31, 1995 from $1,867,000 or 10.1% of net sales in the three months ended December 31, 1994. The increase is primarily attributable to increases in professional fees, rent expense, and costs associated with building the necessary infrastructure to support the anticipated continuing growth in volume.

       Financial expenses increased to $409,000 or 2.3 % of net sales in the three months ended December 31, 1995 from $392,000 or 2.1% of net sales in the three months ended December 31, 1994. Financial expenses for the three months ended December 31, 1995 included anticipation discounts granted to a customer totaling approximately $44,000. After giving effect to these cash discounts, financial expenses decreased by approximately $27,000 or 6.9% in the three months ended December 31, 1995. Such decrease was primarily a result of a reduction in average debt outstanding during the three months ended December 31, 1995, and a reduction in loan guarantee fees.

       Litigation and settlement costs in the three months ended December 31, 1995 and 1994 were approximately $185,000 and $281,000, respectively. The Company incurred significant legal expenses and settlement costs in connection with non-operating matters. In the three months ended December 31, 1995, those months consisted primarily of the demand for arbitration and other litigation against Jack C. Benun, and the purported class action. In the three months ended December 31, 1994, these matters consisted primarily of the demand for arbitration against Jack C. Benun, the purported class action, the Roland Kohl Settlement, and the Argus settlement.

Other Expense, Net

       Other expense, net includes directors fees, certain public relations costs, and foreign exchange gains and losses net of interest income and gains from the sale of fixed assets.

Income Taxes

       The Company's provision for income taxes for the three months ended December 31, 1995 is primarily related to the earnings of the Company's Far East operations, net of benefits relating to overpayments/refunds on the Company's other foreign Subsidiaries.

Six months ended December 31, 1995 compared to the six months ended December 31, 1994.


       Total revenues for the six months ended December 31, 1995 and 1994 were approximately $35,400,000 and $33,272,000, respectively, an increase of approximately $2,128,000 or 6.4%. The increase, which is net of decreases in non-camera revenues, is due to an increase in OEM revenues, the Company's European expansion, and its continued acceptance of the Company's single-use and slim-line camera models. Revenues from traditional camera sales decreased by approximately $3,694,000 or 13.7% for the six months ended December 31, 1995 to $23,233,000 from $26,927,000 for the six months ended December 31, 1994, while revenues from OEM sales increased by approximately $8,298,000 or 214.5% for the six months ended December 31, 1995 to $12,167,000 from $3,869,000 for the six months ended December 31, 1994. In the six months ended December 31, 1995, there were no non-camera sales compared to approximately $2,476,000 of such sales in the six months ended December 31, 1994. Non-camera sales were substantially discontinued by the Company as of the end of the six months ended December 31, 1994. The increase in OEM sales is attributable to increased purchases from the Company's one new and two preexisting OEM customers.

       Sales by Concord Camera HK Limited ("Concord HK") for the six months ended December 31, 1995 and 1994 were approximately $20,661,000 and $11,095,000, respectively, an increase of approximately $9,566,000 or 86.2%. The increase is due primarily to the increase in OEM sales and a change in the OEM point of sale from the United States to Hong Kong during the quarter ended December 31, 1994. The Company effectuated a change in the OEM point of sale in order to secure an additional working capital line from the Bank of East Asia, New York (see Bank of East Asia, New York.) Payment of FOB sales are primarily by letter of credit.

       Consolidated sales of the Company's United States, Canadian, and Panamanian operations, collectively "Concord Americas," for the six months ended December 31, 1995 and 1994 were approximately $9,415,000 and $17,723,000, respectively, a decrease of approximately $8,308,000 or 46.9%. Net sales for the six months ended December 31, 1994 included OEM sales with point of sale out of U.S. of approximately $2,225,000, and non-camera revenues of approximately $2,475,000. If the foregoing sales were eliminated from Concord Americas' operations in the six months ended December 31, 1994 it would reflect a decrease in traditional camera sales in the Americas for the six months ended December 31, 1995 of approximately $3,608,000 or 27.7% over such sales
for the comparable period last year.   In addition, certain Concord
Americas customers decreased merchandise purchases on an F.O.B. Hong Kong basis from Concord HK. During the six months ended December 31, 1995 and 1994 Concord Americas customers purchased approximately $16,478,000 and $19,904,000, respectively, from Concord HK, a decrease of approximately $3,426,000 or 17.2%. If this decrease were added to the six months ended December 31, 1995 sales, sales of traditional cameras to Concord Americas customers would have decreased by 21.4% reflecting a slower retail environment, in general, and certain customers that became financially unstable that the company did not ship product to during the period.


       Consolidated sales of Concord Camera GmbH ("Concord Germany"), Concord Camera UK Limited ("Concord UK"), Concord Camera France ("Concord France"), and Concord Camera (Hungary) Ltd. ("Concord Hungary"), collectively "Concord Europe", for the six months ended December 31, 1995 and 1994, were approximately $5,324,000 and $4,453,000, respectively, an increase of approximately $871,000 or 19.6%. In addition, certain European customers increased merchandise purchases on an F.O.B. Hong Kong basis from Concord HK. During the six months ended December 31, 1995 and 1994 European customers purchased approximately $2,355,000 and $1,355,000, respectively, from Concord HK, an increase of approximately $1,000,000 or 73.8%. If this increase were added to the six months ended December 31, 1995 sales, sales to European customers would have increased by 32.2%. This increase is primarily attributable to sales to new customers by the Company's increased European Sales and Marketing force.

Gross Profit

       Gross profit, expressed as a percentage of sales, increased to 34.0% for the six months ended December 31, 1995 from 31.8% for the six months ended December 31, 1994. This increase was due in part to improved manufacturing efficiencies as well as the sale of product with higher margins, and the discontinuance of lower margin non-camera products.


Expenses

       Operating expenses consisting of selling, general and administrative and financial expenses, increased to $9,281,000 in the six months ended December 31, 1995 from $8,157,000 in the six months ended December 31, 1994, an increase of $1,124,000 or 13.8%. As a percentage of sales, operating expenses increased to 26.2% in the six months ended December 31, 1995 from 24.5% in the six months ended December 31, 1994.

       Selling expenses increased to $4,082,000 or 11.5% of net sales in the six months ended December 31, 1995 from $3,617,000 or 10.9% of net sales in the six months ended December 31, 1994 The increase was primarily attributable to the Company's increased sales volume and increases in freight costs, royalty expenses, sales allowances, and marketing expenses.

       General and administrative expenses increased to $4,454,000 or 11.9% of net sales in the six months ended December 31, 1995 from $3,786,000 or 11.4% of net sales in the six months ended December 31, 1994. The increase is primarily attributable to increases in professional fees, rent expense, and costs associated with building the necessary infrastructure to support the growth in volume.

       Financial expenses decreased to $744,000 or 2.1 % of net sales in the six months ended December 31, 1995 from $754,000 or 2.3% of net sales in the six months ended December 31, 1994. Financial expenses for the six months ended December 31, 1995 included anticipation discounts granted to a customer totaling approximately $44,000. After giving effect to these cash discounts, financial expenses decreased by approximately $54,000 or 7.2% in the six months ended December 31, 1995. Such decrease was primarily a result of a reduction in average debt outstanding during the six months ended December 31, 1995, and a reduction in loan guarantee fees.

       Litigation and settlement costs in the six months ended December 31, 1995 and 1994 were approximately $286,000 and $491,000, respectively. The Company incurred significant legal expenses and settlement costs in connection with non-operating matters. In the six months ended December 31, 1995, those matters consisted primarily of the demand for arbitration and other litigation against Jack C. Benun, and the purported class action. In the six months ended December 31, 1994, those matters consisted primarily of the demand for arbitration against Jack C. Benun, the purported class action, the Roland Kohl settlement, and the Argus settlement.

Other Expense, Net

       Other expense, net includes directors fees, certain public relations costs, and foreign exchange gains and losses net of interest income and gains from the sale of fixed assets.

Income Taxes

       The Company's provision for income taxes for the six months ended December 31, 1995 is primarily related to the earnings of the Company's Far East operations, net of benefits relating to overpayments/refunds on the Company's other foreign Subsidiaries.

Liquidity and Capital Resources

At December 31, 1995 the Company had working capital of $19,831,000 as compared to $17,432,000 at June 30, 1995. Cash flow provided by (used in) operating activities was approximately ($157,000) for the six months ended December 31, 1995 as compared to $1,508,000 for the six months ended December 31, 1994. Capital expenditures, excluding assets financed under capital leases, for the six months ended December 31, 1995 were approximately $1,462,000 and $440,000, respectively. The Company's principal funding has been, and is expected to continue to be, the financing of accounts receivable and inventory.


The Bank of East Asia, Limited New York ("BOEA NY")

On December 20, 1994, the Company obtained a one year, $1,500,000 revolving credit facility with BOEA NY which has been extended to December 19, 1996. The BOEA NY Facility is secured by certain accounts receivable of the Company's Hong Kong operations and bears interest at 2% above BOEA NY's prime lending rate, which was 8.75% at December 31, 1995. Availability under the BOEA NY Facility is subject to advance formulas based on eligible accounts receivable with no minimum borrowing. At June 30, 1995, approximately $547,000 was outstanding and classified as short-term debt under the BOEA NY Facility.

On September 20, 1995, the Company executed an amendment to its revolving line of credit with BOEA NY to increase the credit facility to $3,000,000.


The CIT Group/Credit Finance, Inc. ("CIT")

On March 30, 1994, the Company obtained a two year $10,000,000 credit facility with CIT (the "CIT Facility") which expires on March 29, 1996. The CIT Facility is secured by accounts receivable, inventory and other related assets of the Company's United States operations and bears interest at 2% above CIT's prime lending rate, which was 8.75% at December 31, 1995. Availability under the CIT Facility is subject to advance formulas based on eligible inventory and accounts receivable with minimum borrowings of $2,000,000. At December 31, 1995, approximately $1,871,000 was outstanding and classified as short-term debt under the CIT Facility.


The Bank of East Asia, Limited ("BOEA")-Hong Kong

Effective August 2, 1993, Concord HK entered into a credit arrangement (the "BOEA Facility") with BOEA that provides Concord HK with up to $4,000,000 of financing, including, but not limited to trade finance and overdraft privileges. On June 27, 1995, BOEA increased the total amount available under the BOEA facility up to $6,375,000 as follows: letters of credit and standby letters of credit $2,825,000, and overdraft and packing loan of $3,075,000, totaling $5,900,000, and an installment loan of $475,000. The installment loan was utilized in part to repay the current mortgage outstanding on the Hong Kong office property with the Bank of China. As of December 31, 1995, approximately $4,311,000 was utilized and approximately $1,589,000 was available under the BOEA Facility. Approximately $2,845,000 of the total $4,311,000 utilized, was in the form of trade finance, including but not limited to import letters of credit. The BOEA Facility, which is payable on demand, bears interest at 2% above BOEA's prime lending rate for letters of credit and 2.25% above BOEA's prime lending rate for overdraft and packing loans. At December 31, 1995 BOEA's prime lending rate was 8.75%. In connection with the BOEA Facility, Concord HK has placed a $1,108,000 time deposit with BOEA, which is included in prepaid and other current assets at December 31, 1995 and such deposit is pledged as collateral for the BOEA facility. In addition, all amounts outstanding under the BOEA Facility are guaranteed by Concord.

In the fourth quarter of Fiscal 1995, East Asia Finance Company, a wholly-owned subsidiary of BOEA, extended to Concord HK a five year equipment leasing facility in the amount of approximately one million dollars. At December 31, 1995, approximately $484,000 was outstanding and classified as capital lease obligations.

On November 30, 1995 the Company received a commitment letter from the BOEA to increase the amount available under the BOEA facility up to $6,900,000 as follows; letters of credit and standby letters of credit $2,825,000, overdraft and packing loan of $3,600,000, totaling
$6,425,000, and an installment loan $475,000.


Other arrangements and future cash commitments

In connection with the upgrading of its worldwide information systems, the Company has committed to purchase hardware and software and incur other costs of approximately $670,000 for its United States and Far East operations; at December 31, 1995, approximately $516,000 of that amount had been paid. The Company anticipates incurring approximately $154,000 of additional costs for hardware, software and other related items for the balance of the Company's worldwide operations.

In connection with its construction activities in China, the Company anticipates incurring costs of approximately $1,850,000; at December 31, 1995, approximately $599,000 of that amount had been incurred. The Company anticipates incurring approximately $1,251,000 of additional construction costs for the completion of the additional factory building ("Addition") and the conversion of the current Company owned dormitory into office and administrative space and engineering facility as well as a small factory for pilot runs and living quarters for foreign employees.


Management believes that the anticipated cash flow from operations together with financing from BOEA and CIT will be sufficient to fund its operating cash needs over the next twelve months.

PART 2. OTHER INFORMATION

Item 1.  Legal Proceedings

Fuji Photo Film Co., Ltd. ("Fuji"). On October 19, 1995, the Company was served with a summons and complaint in an action styled Fuji Photo Film Co., Ltd. V. Concord Camera Corp., filed in the United States District Court for the Southern District of New Jersey. The action is for patent infringement in connection with certain of the Company's single-use cameras. The Company has answered the complaint and served its counter-claim seeking a declaratory judgement that the Fuji patents are invalid, unenforceable and not infringed by the Company. The matter is in the early stages of discovery.

On February 22, 1995, the Company was served with a complaint purporting to be a class action on behalf of purchasers of the Company's common stock. On September 5, 1995, plaintiffs in response to motions to dismiss by the Company and the individual defendants, filed a motion to file an amended complaint. The complaint and the amended complaint were predicated upon the wrongdoing of Jack C. Benun, the Company's former Chairman and CEO, and the failure of the Company and the individual members of the Board of Directors to properly address such actions. By order of United States District Judge Sand, dated January 10, 1996, the matter was placed on the suspense calendar until March 25, 1996. If, on or before that date, plaintiffs can find new counsel, the application to substitute counsel will be processed pursuant to the applicable federal rule. In the event no application, whether for substitute counsel or for other action, is made on behalf of the plaintiffs by that date, subject to the filing of certain affidavits, the matter will be dismissed for lack of diligent prosecution.


Exhibits and Reports on Form 8-K   None


Item 6. Exhibits   None

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

           DATE:     February 12, 1996