Form 10-Q
period 1996-03-31
CONCORD CAMERA CORP
filed 1996-05-14
CIK 831861

Washington, D.C. 20549


                         FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934




     For Quarter Ended March 31, 1996 - Commission file Number 0-17038


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

  Common Stock, no par value -- 10,944,026 shares as of May 10, 1996


                         Page 1 of 18
 Exhibit                Index on Page 17

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

Concord Camera Corp.
Consolidated Balance Sheets
                                       March 31, 1996
                                         (Unaudited)        June 30,1995

Current assets:
 Cash                                        $ 3,958,533        $ 4,533,216
 Accounts receivable, net                      7,728,195          8,589,790
 Inventories                                  21,871,152         18,865,323
 Prepaid expenses and other current assets     2,330,796          2,494,559
Total current assets                          35,888,676         34,482,888
 Plant and equipment, net                     11,870,625         10,802,688
 Goodwill, net                                 1,552,561          1,678,629
 Investments in joint ventures                    27,606             91,984
 Other assets                                  2,994,790          3,132,566
Total assets                                 $52,334,258        $50,188,755
Current liabilities:
 Short-term debt                             $ 7,500,975        $ 5,742,063
 Current portion of long-term debt                28,752             24,836
 Current obligations under capital leases        232,339            788,165
 Accounts payable                              6,090,124          6,993,857
 Accrued expenses                              2,089,924          2,902,282
 Income taxes payable                            110,470            294,584
 Other current liabilities                       159,809            305,175
Total current liabilities                     16,212,393         17,050,962
 Deferred income taxes                           442,889            484,842
 Long-term debt                                  438,472            264,432
 Obligations under capital leases                488,286            123,626
 Other long-term liabilities                         648                648
Total liabilities                             17,582,688         17,924,510
Stockholders' equity:
 Common stock, no par value, 20,000,000 authorized;
 10,944,026 and 10,490,526 issued as of
 March 31, 1996 and June 30, 1995             39,361,894         36,935,174
 Paid in capital                                 850,786            850,786
 Deficit                                      (2,564,807)        (5,068,796)
 Notes receivable arising from common stock
 purchase agreements                          (2,443,384)             -
                                              35,204,489         32,717,164
 Less: treasury stock, at cost; 63,553 shares   (452,919)          (452,919)
Total stockholders' equity                    34,751,570         32,264,245
Total liabilities and stockholders' equity   $52,334,258        $50,188,755


See accompanying notes to consolidated financial statements.

Concord Camera Corp.
Consolidated statements of operations


                                                        (Unaudited)
                                                 for the three months ended
                                                        March 31,
                                                    1996            1995
Net sales                                           $15,534,417  $13,783,022
Cost of products sold                                10,986,508    9,212,844
Gross profit                                          4,547,909    4,570,178
Selling expenses                                      1,732,617    1,721,518
General and administrative expenses                   2,091,121    2,003,847
Financial expenses                                      384,500      347,959
Other income, net                                       (70,583)     (14,618)
Legal expenses and settlement costs                     323,593      219,263
Income from operations before income taxes (benefit)     86,661      292,209
Provision (benefit) for income taxes                       (145)      41,824
Net Income                                           $   86,806  $   250,385
Earnings per common and common equivalent share           $0.01        $0.02
Weighted average number of common and common equivalent shares outstanding 10,959,899 10,529,991


See accompanying notes to consolidated financial statements.

Concord Camera Corp.
Consolidated statements of operations
                                                      (unaudited)
                                               for the nine months ended
                                                       March 31,
                                                    1996          1995

Net sales                                           $50,933,925 $47,054,815
Cost of products sold                                34,360,134  31,917,977
Gross profit                                         16,573,791  15,136,584
Selling expenses                                      5,814,955   5,338,584
General and administrative expenses                   6,545,838   5,789,738
Financial expenses                                    1,128,616   1,102,419
Other income, net                                       (29,508)   (112,826)
Legal expenses and settlement costs                     609,275     710,237
Income from operations before income taxes            2,504,615   2,308,686
Provision for income taxes                                  626     144,769
Net income                                           $2,503,989 $ 2,163,917
Earnings per common and common equivalent share           $0.22       $0.21
Weighted average number of common and common
equivalent shares outstanding                        11,218,845  10,507,684


See accompanying notes to consolidated financial statements.

Concord Camera Corp.
Consolidated statements of cash flows
                                                        (Unaudited)
                                               For the nine months ended
                                                          March 31,
                                                       1996         1995
Cash flows from operating activities:
 Net income                                        $ 2,503,989  $ 2,163,917
 Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                       2,182,168    1,760,827
 Net gain on sale of property & equipment               -            (5,027)
 (Decrease) in deferred income taxes                   (41,953)     (78,048)
 Interest income on notes receivable arising from
   common stock agreements                             (56,884)        -
 Change in assets and liabilities:
 (Increase) decrease in accounts receivable            861,595   (1,930,120)
 (Increase) decrease in inventories                 (3,005,829)   1,257,835
 Decrease in prepaid expenses and other
  current assets                                       101,702      171,432
 (Increase) in other assets                           (229,779)    (903,472)
 Increase (decrease)in accounts payable               (903,733)     335,119
 (Decrease) in accrued expenses                       (812,358)    (154,332)
 Increase (decrease) in income taxes payable          (184,114)     185,582
 Increase (decrease) in other current liabilities     (145,366)      63,367
 (Decrease) in other liabilities                       -           (120,002)
 Total adjustments                                  (2,234,551)     583,161
 Net cash provided by operating activities             269,438    2,747,078
Cash flows from investing activities:
 Purchase of property, plant and equipment          (2,129,917)    (887,756)
 Proceeds from sale of long term assets                  -           30,176
 Decrease in investments and advances to
  joint ventures                                        64,378       75,000
 Net cash (used in) investing activities            (2,065,539)    (782,580)
Cash flows from financing activities:
 Net borrowings under short-term debt agreements     1,758,912    2,108,905
 Net borrowings (repayments)of long-term debt          177,955   (3,013,710)
 Principal payments under capital lease obligations   (755,699)    (524,257)
 Net proceeds from issuance of common stock             40,250         -
 Net cash provided by (used in) financing activities 1,221,418   (1,429,062)
 Net increase (decrease)in cash                       (574,683)     535,436
 Cash at beginning of period                         4,533,216    3,394,658
 Cash at end of period                             $ 3,958,533  $ 3,930,094



   See accompanying notes to consolidated financial statements.
   See Note 3 - Supplemental Disclosure of cash flow information.

                       CONCORD CAMERA CORP.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 1996
                           (unaudited)

NOTE 1 - General

       In the opinion of Concord Camera Corp. ("the Company"), the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company`s financial position as of March 31, 1996, and the results of operations and cash flows for the periods ended March 31, 1996 and 1995.

       The Notes to Consolidated Financial Statements, which are included in the Company's 1995 Form 10-K Annual Report, should be read with the accompanying financial statements.

       Earnings per common and common equivalent share, for the nine months ended March 31, 1996, are based on the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents, which include stock options and/or warrants that are exercisable at prices below the average price of the Company's common stock during the nine months ended March 31, 1996. Earnings per common share, for the three months ended March 31, 1995 and 1996 and for the nine months ended March 31, 1995, are based on the weighted average number of common shares outstanding. Common stock equivalents outstanding during those periods were not included in the calculation of earnings per share because their effect was antidilutive.

       The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, German Mark, British Pound Sterling, Hungarian Forint, French Franc, and Japanese Yen. Each of the Company's foreign subsidiaries purchases its inventories in U.S. Dollars and sells them in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. Certain components needed to manufacture cameras are priced in Japanese Yen. The impact of foreign exchange transactions is reflected in the profit and loss statement. The Company continues to analyze the benefits and costs associated with hedging against foreign currency fluctuations.

NOTE 2 - Inventories

Inventories are comprised of the following:

                                   March 31,          June 30,
                                     1996              1995
              Raw material      $ 9,774,681         $ 7,162,899
              Finished goods     12,096,471          11,702,424
                                $21,871,152         $18,865,323


Note 3 - Supplemental Disclosures of Cash Flow Information:

                               For the nine months ended March 31,

                                         1996          1995

       Cash paid for interest        $ 651,537      $ 630,671

       Cash paid for taxes           $ 252,518      $  87,917


       During the nine months ended March 31, 1996 and 1995, capital lease obligations of approximately $565,000 and $130,000, respectively were incurred when the company entered into leases for the purchase of equipment.


Note 4 - Stockholders' Equity

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three months ended March 31, 1996 compared to the three months ended March 31, 1995.


       Total revenues for the three months ended March 31, 1996 and 1995 were approximately $15,534,000 and $13,783,000, respectively, an increase of approximately $1,751,000 or 12.7%. The increase is primarily attributable to increases in OEM revenues, the Company's European expansion, and the continued acceptance of the Company's single-use camera models, partially offset by decreases in traditional camera sales. Revenues from OEM sales increased by approximately $3,480,000 or 83.5% for the three months ended March 31, 1996 to $7,646,000 from $4,166,000 for the three months ended March 31, 1995. The increase in OEM sales is attributable to increased purchases by the Company's one new and two preexisting OEM customers. Revenues from traditional sales of cameras decreased by approximately $1,730,000 or 18.0% for the three months ended March 31, 1996 to $7,888,000 from $9,618,000 for the three months ended March 31, 1995. The decrease in traditional camera sales is attributable to the reluctance of retailers to process new orders for traditional 35 millimeter hard body cameras until the impact on the market place of the Advanced Photo System's ("APS") introduction is quantified.

       Sales by Concord Camera HK Limited ("Concord HK") for the three months ended March 31, 1996 and 1995 were approximately $11,552,000 and $7,976,000, respectively, an increase of approximately $3,576,000 or 44.8%. The increase is due primarily to the increase in OEM sales.

       Consolidated sales of the Company's United States, Canadian, and Panamanian operations, collectively "Concord Americas," for the three months ended March 31, 1996 and 1995 were approximately $2,475,000 and $3,794,000, respectively, a decrease of approximately $1,319,000 or 34.8%. In addition, certain Concord Americas' customers decreased merchandise purchases on an F.O.B. Hong Kong basis from Concord HK. During the three months ended March 31, 1996 and 1995 Concord Americas customers purchased approximately $2,488,000 and $3,005,000, respectively, from Concord HK, a decrease of approximately $517,000 or 17.2%. If these Concord HK sales to Concord Americas' customers were included as Concord Americas' sales for the three month period, sales of traditional cameras to Concord Americas' customers would have decreased by 27.0%, reflecting a slower retail environment, in general, and a decision not to ship certain customers that became financially unstable during this and the preceding period.

       Consolidated sales of Concord Camera GmbH ("Concord Germany"), Concord Camera UK Limited ("Concord UK"), Concord Camera France ("Concord France"), and Concord Camera (Hungary) Ltd. ("Concord Hungary"), collectively "Concord Europe" for the three months ended March 31, 1996 and 1995, were approximately $1,497,000 and $2,013,000, respectively, a decrease of approximately $516,000 or 25.6%. In addition, certain European customers increased merchandise purchases on an F.O.B. Hong Kong basis from Concord HK. During the three months ended March 31, 1996 and 1995 European customers purchased approximately $1,259,000 and $583,000, respectively, from Concord HK, an increase of approximately $676,000 or 115.9%. If these Concord HK sales to Concord Europe's customers were included as Concord Europe's sales for the three month period, sales of traditional cameras to Concord Europe's customers would have increased by 6.1%. This increase is primarily attributable to sales to new customers by the Company's increased European Sales and Marketing force.

Gross Profit

       Gross profit, expressed as a percentage of sales, decreased to 29.3% for the three months ended March 31, 1996 from 33.2% for the three months ended March 31, 1995. This decrease was due in part to the sale of product with lower gross profit margins, partially offset by improved manufacturing efficiencies.

Expenses

       Operating expenses consisting of selling, general and administrative and financial expenses, increased to $4,208,000 in the three months ended March 31, 1996 from $4,073,000 in the three months ended March 31, 1995, an increase of $135,000 or 3.3%. As a percentage of sales, operating expenses decreased to 27.1% in the three months ended March 31, 1996 from 29.6% in the three months ended March 31, 1995.

       Selling expenses increased to $1,733,000 or 11.2% of net sales in the three months ended March 31, 1996 from $1,722,000 or 12.5% of net sales in the three months ended March 31, 1995. The increase was primarily attributable to the Company's increased sales volume and increases in royalty expenses and promotion allowances, net of decreases in freight, compensation, commissions, and marketing expenses.

       General and administrative expenses increased to $2,091,000 or 13.5% of net sales in the three months ended March 31, 1996 from $2,004,000 or 14.5% of net sales in the three months ended March 31, 1995. The increase is primarily attributable to increases in costs associated with building the necessary infrastructure to support the anticipated continuing growth in volume.

       Financial expenses increased to $385,000 or 2.5 % of net sales in the three months ended March 31, 1996 from $348,000 or 2.5% of net sales in the three months ended March 31, 1995. The increase was primarily a result of an increase in average debt outstanding during the three months ended March 31, 1996, net of a decrease in loan guarantee fees.

       Litigation and settlement costs in the three months ended March 31, 1996 and 1995 were approximately $324,000 and $219,000, respectively. The Company incurred significant legal expenses and settlement costs in connection with non-operating matters. In the three months ended March 31, 1996, those matters consisted primarily of the demand for arbitration and other litigation against Jack C. Benun, a purported class action, and legal fees related to the Roland Kohl Settlement. In the three months ended March 31, 1995, these matters consisted primarily of the demand for arbitration against Jack C. Benun, a purported class action, the Roland Kohl Settlement, and the Argus settlement.


Other (Income), net

       Other (income), net includes interest income and gains from the sale of fixed assets net of, directors fees, certain public relations costs, and foreign exchange gains and losses.

Nine months ended March 31, 1996 compared to the nine months ended March 31, 1995.


       Total revenues for the nine months ended March 31, 1996 and 1995 were approximately $50,934,000 and $47,055,000, respectively, an increase of approximately $3,879,000 or 8.2%. The increase, which is net of decreases in non-camera revenues, is due to an increase in OEM revenues, the Company's European expansion, and the continued acceptance of the Company's single-use camera models. Revenues from traditional camera sales decreased by approximately $5,273,000 or 14.4% for the nine months ended March 31, 1996 to $31,263,000 from $36,536,000 for the nine months ended March 31, 1995, while revenues from OEM sales increased by approximately $11,628,000 or 144.6% for the nine months ended March 31, 1996 to $19,671,000 from $8,043,000 for the nine months ended March 31 1995. In the nine months ended March 31, 1996, there were no non-camera sales compared to approximately $2,476,000 of such sales in the nine months ended March 31, 1995. Non-camera sales were substantially discontinued by the Company as of the end of the six months ended December 31, 1994. The increase in OEM sales is attributable to increased purchases by the Company's one new and two preexisting OEM customers.

       Sales by Concord Camera HK Limited ("Concord HK") for the nine months ended March 31, 1996 and 1995 were approximately $32,213,000 and $19,071,000, respectively, an increase of approximately $13,142,000 or 68.9%. The increase is due primarily to the increase in OEM sales and a change in the OEM point of sale from the United States to Hong Kong during the quarter ended December 31, 1994. The Company effectuated a change in the OEM point of sale in order to secure an additional working capital line from the Bank of East Asia, New York (see Bank of East Asia, New York.)

       Consolidated sales of the Company's United States, Canadian, and Panamanian operations, collectively "Concord Americas," for the nine months ended March 31, 1996 and 1995 were approximately $11,890,000 and $21,517,000, respectively, a decrease of approximately $9,627,000 or 44.7%. Net sales for the nine months ended March 31, 1995 included OEM sales with point of sale out of U.S. of approximately $2,225,000, and non-camera revenues of approximately $2,476,000. If the foregoing sales were eliminated from Concord Americas' operations in the nine months ended March 31, 1995 it would reflect a decrease in traditional camera sales in the Americas for the nine months ended March 31, 1996 of approximately $4,926,000 or 29.3% from such sales for the comparable period last year. In addition, certain Concord Americas' customers decreased merchandise purchases on an F.O.B. Hong Kong basis from Concord HK. During the nine months ended March 31, 1996 and 1995 Concord Americas' customers purchased approximately $18,966,000 and $22,909,000, respectively, from Concord HK, a decrease of approximately $3,943,000 or 17.2%. If these Concord HK sales to Concord Americas' customers were included as Concord Americas' sales for the nine month period, sales of traditional cameras to Concord Americas' customers would have decreased by 22.3% reflecting a slower retail environment, in general, and certain customers that became financially unstable that the company did not ship product to during this and the preceding period.

       Consolidated sales of Concord Camera GmbH ("Concord Germany"), Concord Camera UK Limited ("Concord UK"), Concord Camera France ("Concord France"), and Concord Camera (Hungary) Ltd. ("Concord Hungary"), collectively "Concord Europe" for the nine months ended March 31, 1996 and 1995, were approximately $6,821,000 and $6,466,000, respectively, an increase of approximately $355,000 or 5.5%. In addition, certain European customers increased merchandise purchases on an F.O.B Hong Kong basis from Concord HK. During the nine months ended March 31, 1996 and 1995 European customers purchased approximately $3,614,000 and $1,938,000, respectively, from Concord HK, an increase of approximately $1,676,000 or 86.5%. If these Concord HK sales to Concord Europe's customers were included as Concord Europe's sales for the nine month period, sales of traditional cameras to Concord Europe's customers would have increased by 24.2%. This increase is primarily attributable to sales to new customers by the Company's increased European Sales and Marketing force.


Gross Profit

       Gross profit, expressed as a percentage of sales, increased to 32.5% for the nine months ended March 31, 1996 from 32.2% for the nine months ended March 31, 1995. This increase was due in part to improved manufacturing efficiencies as well as the sale of product with higher margins, and the discontinuance of lower margin non-camera products.


Expenses

       Operating expenses consisting of selling, general and administrative and financial expenses, increased to $13,489,000 in the nine months ended March 31, 1996 from $12,231,000 in the nine months ended March 31, 1995, an increase of $1,258,000 or 10.3%. As a percentage of sales, operating expenses increased to 26.5% in the nine months ended March 31, 1996 from 26.0% in the nine months ended March 31, 1995.

       Selling expenses increased to $5,815,000 or 11.4% of net sales in the nine months ended March 31, 1996 from $5,339,000 or 11.3% of net sales in the nine months ended March 31, 1995 The increase was primarily attributable to the Company's increased sales volume and increases in freight costs, royalty expenses, and promotion allowances, net of decreases in compensation, commissions, and marketing expenses.

       General and administrative expenses increased to $6,546,000 or 12.9% of net sales in the nine months ended March 31, 1996 from $5,790,000 or 12.3% of net sales in the nine months ended March 31, 1995. The increase is primarily attributable to increases in costs associated with building the necessary infrastructure to support the growth in volume.

       Financial expenses increased to $1,129,000 or 2.2 % of net sales in the nine months ended March 31, 1996 from $1,102,000 or 2.3% of net sales in the nine months ended March 31, 1995. Financial expenses for the nine months ended March 31, 1996 included anticipation discounts granted to a customer totaling approximately $44,000. After giving effect to these cash discounts, financial expenses decreased by approximately $17,000 or 1.5% in the nine months ended March 31, 1996. Such decrease was primarily a result of a reduction in average debt outstanding during the nine months ended March 31, 1996, and a reduction in loan guarantee fees.

       Litigation and settlement costs in the nine months ended March 31, 1996 and 1995 were approximately $609,000 and $710,000, respectively. The Company incurred significant legal expenses and settlement costs in connection with non-operating matters. In the nine months ended March 31, 1996, those matters consisted primarily of the demand for arbitration and other litigation against Jack C. Benun, a purported class action, and legal fees related to the Roland Kohl Settlement. In the nine months ended March 31, 1995, those matters consisted primarily of the demand for arbitration against Jack C. Benun, a purported class action, the Roland Kohl settlement, and the Argus settlement.


Other (Income), net

       Other (income), net includes interest income and gains from the sale of fixed assets, net of directors fees, certain public relations costs, and foreign exchange gains and losses.


Income Taxes

       The Company's provision for income taxes for the nine months ended March 31, 1996 is primarily related to the earnings of the Company's Far East operations, net of benefits relating to overpayments/refunds on the Company's other foreign Subsidiaries.

Liquidity and Capital Resources

       At March 31, 1996 the Company had working capital of $19,676,000 as compared to $17,432,000 at June 30, 1995. Cash flow provided by operating activities was approximately $269,000 for the nine months ended March 31, 1996 as compared to $2,747,000 for the nine months ended March 31, 1995. Capital expenditures, excluding assets financed under capital leases, for the nine months ended March 31, 1996 and 1995 were approximately $2,130,000 and $888,000, respectively. The Company's principal funding requirement has been, and is expected to continue to be, the financing of accounts receivable and inventory.


The Bank of East Asia, Limited New York ("BOEA NY")

       On December 20, 1994, the Company obtained a one year, $1,500,000 revolving credit facility with BOEA NY. On September 20, 1995, the Company executed an amendment to its revolving line of credit with BOEA NY to increase the credit facility to $3,000,000. The facility has also been extended to December 19, 1996. The BOEA NY Facility is secured by certain accounts receivable of the Company's Hong Kong operations and bears interest at 2% above BOEA NY's prime lending rate, which was 8.25% at March 31, 1996. Availability under the BOEA NY Facility is subject to advance formulas based on eligible accounts receivable with no minimum borrowing. At March 31, 1996, approximately $2,396,000 was outstanding and classified as short-term debt under the BOEA NY Facility.


The CIT Group/Credit Finance, Inc. ("CIT")

       On March 30, 1994, the Company obtained a two year $10,000,000 credit facility with CIT (the "CIT Facility") which was to have expired on March 29, 1996. The CIT Facility which has been reduced to a $5 million facility had its term extended to May 31, 1996. The Company is currently in discussions with potential alternative financing sources. The CIT Facility is secured by accounts receivable, inventory and other related assets of the Company's United States operations and bears interest at 2% above CIT's prime lending rate, which was 8.25% at March 31, 1996. Availability under the CIT Facility is subject to advance formulas based on eligible inventory and accounts receivable. At March 31, 1996, approximately $1,573,000 was outstanding and classified as short-term debt under the CIT Facility.


The Bank of East Asia, Limited ("BOEA")-Hong Kong

       Effective August 2, 1993, Concord HK entered into a credit arrangement (the "BOEA Facility") with BOEA that provides Concord HK with up to $4,000,000 of financing, including, but not limited to trade finance and overdraft privileges. On January 25, 1996, BOEA increased the total amount available under the BOEA facility up to $6,900,000 as follows: letters of credit and standby letters of credit up to $2,825,000, overdraft and packing loans of up to $3,600,000, and an installment loan of $475,000. The installment loan was utilized in part to repay the outstanding mortgage obligation on the Hong Kong office property to the Bank of China. As of March 31, 1996, approximately $5,151,000 was utilized and approximately $1,274,000 was available under the BOEA Facility. Approximately $3,532,000 of the total $5,151,000 utilized, was in the form of trade finance, including but not limited to import letters of credit. The BOEA Facility, which is payable on demand, bears interest at 2% above BOEA's prime lending rate for trust receipts and 2.25% above BOEA's prime lending rate for overdraft and packing loans. At March 31, 1996 BOEA's prime lending rate was 8.25%. In connection with the BOEA Facility, Concord HK has placed a $1,124,000 time deposit with BOEA, which is included in prepaid and other current assets at March 31, 1996 and such deposit is pledged as collateral for the BOEA facility. In addition, all amounts outstanding under the BOEA Facility are guaranteed by Concord.

       In the fourth quarter of Fiscal 1995, East Asia Finance Company, a wholly-owned subsidiary of BOEA, extended to Concord HK a five year equipment leasing facility in the amount of approximately one million dollars. At March 31, 1996, approximately $463,000 was outstanding and classified as capital lease obligations.


Other arrangements and future cash commitments

       In connection with the upgrading of its worldwide information systems, the Company has committed to purchase hardware and software and incur other costs of approximately $670,000 for its United States and Far East operations; at March 31, 1996, approximately $516,000 of that amount had been paid. The Company anticipates incurring approximately $154,000 of additional costs for hardware, software and other related items for the balance of the Company's worldwide operations.

       In connection with its construction activities in China, the Company anticipated incurring costs of approximately $1,850,000; at March 31, 1996, approximately $907,000 of that amount had been incurred. The Company anticipates incurring approximately $943,000 of additional construction costs for the completion of the additional factory building ("Addition") and the conversion of the current Company owned dormitory into office and administrative space, engineering facility, a small factory space for pilot runs, and living quarters for foreign employees.

       Management believes that the anticipated cash flow from operations together with financing from BOEA and CIT or its replacement will be sufficient to fund its operating cash needs over the next twelve months.

PART 2. OTHER INFORMATION

Item 1.  Legal Proceedings

       On October 19, 1995, the Company was served with a summons and complaint in an action styled Fuji Photo Film Co., Ltd. ("Fuji") V. Concord Camera Corp., filed in the United States District Court for the Southern District of New Jersey. The action is for patent infringement in connection with certain of the Company's single-use cameras. The Company has answered the complaint and served its counter-claim seeking a declaratory judgement that the Fuji patents are invalid, unenforceable and not infringed by the Company. At a status conference before Judge Chin on April 19, 1996, Fuji and the Company stated that the parties were attempting to settle the matter and that they had agreed to stay further discovery pending the results of settlement negotiations. Judge Chin directed that if the parties do not execute settlement documents by May 31, 1996, discovery is to proceed.

       On February 22, 1995, the Company was served with a complaint purporting to be a class action on behalf of purchasers of the Company's common stock. On September 5, 1995, plaintiffs in response to motions to dismiss by the Company and the individual defendants, filed a motion to file an amended complaint. The complaint and the amended complaint were predicated upon the wrongdoing of Jack
C. Benun, the Company's former Chairman and CEO, and the failure of the Company and the individual members of the Board of Directors to properly address such actions. By order of United States District Judge Sand, dated January 10, 1996, the matter was placed on the suspense calendar until March 25, 1996 pending Plaintiffs' ability to obtain substitute counsel. Following the filing of certain affidavits, by order dated April 1, 1996 the matter was dismissed for lack of diligent prosecution.

Item 4. Submission of Matters to a Vote of Security Holders

   On January 18, 1996 the Company held its Annual Meeting of Shareholders at which all of the Company's nominees for directors were elected. The shareholders' vote electing each of the directors was as follows:

Mr. Ira B. Lampert         10,288,596 for, 137,934 withheld;
Mr. Eli Arenberg           10,221,636 for, 144,894 withheld;
Mr. Morris H. Gindi        10,288,795 for, 77,735 withheld;
Mr. Joel L. Gold           10,289,096 for, 77,434 withheld;
Mr. J. David Hakman        10,289,086 for, 77,444 withheld;
Mr. Ira J. Hechler         10,286,786 for, 79,744 withheld; and
Mr. Kent M. Klineman       10,286,796 for, 79,734 withheld

The shareholders also ratified the selection of Ernst & Young LLP as the Company's independent auditors by a vote of 10,315,515 for, 27,726 withheld and 23,289 abstain.


Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

       10.55 Employment Agreement between the Company and Steve Jackel dated as of January 1, 1996.


   (b) Reports on Form 8-K.
          None

                        S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       CONCORD CAMERA CORP.
                           (Registrant)



                      BY:  s/Harlan I. Press
                           (Signature)



                         Harlan I. Press
                     Chief Accounting Officer


            DULY AUTHORIZED AND PRINCIPAL ACCOUNTING
                             OFFICER

                      DATE:     May 10, 1996