Form 10-K
period 1996-06-30
CONCORD CAMERA CORP
filed 1996-09-30
CIK 831861

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                         ----------------------------

                                   Form 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1996           Commission file No. 33-21156

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

As of September 13, 1996 the aggregate market value of the Common Stock (based upon the high and low trading prices) held by non-affiliates of the Company was approximately $25,650,060.

As of September 13, 1996 the number of shares outstanding of the Company's Common Stock was 10,944,026.

                     DOCUMENTS INCORPORATED BY REFERENCE

                           Exhibit Index -- Page --
                                  Page 1 of

                                    PART I

Item 1. Business.

General. The Company was incorporated in New Jersey on September 30, 1982 and consummated its initial public offering in July 1988. Its principal offices and administrative headquarters are located at 35 Mileed Way, Avenel, New Jersey, 07001. The Company's manufacturing facilities are located in the People's Republic of China ("PRC"). The Company has two distribution subsidiaries in North and Central America, two in Europe and one in Hong Kong. Unless the context indicates otherwise, when used in this report the word "Company" refers to Concord Camera Corp. and its subsidiaries and unless otherwise indicated, any twelve month period ending or ended on June 30, will be referred to as "Fiscal" with the appropriate year specified.

The Company's principal business has been and is the design, manufacture, marketing, distribution and sale of popularly-priced, easy-to-use conventional and single-use 35 millimeter and Advanced Photo System cameras and 110 film cartridge cameras which it manufactures and assembles in the People's Republic of China ("PRC"). The Company's objective is to respond to consumer demands for popularly-priced cameras with contemporary design and modern technology. The Company currently produces numerous product lines with suggested United States retail sales prices ranging from $5.99 to $60.

Domestic and Foreign Sales, Markets and Marketing

In Fiscal 1996, sales by the Company to United States customers, including sales made by the Company's Hong Kong subsidiary, constituted approximately 49.6% of total sales. Such sales were primarily to major discount, drugstore and retail chains, including Wal-Mart Stores, Target Stores, Walgreens, K-Mart, Family Dollar, Ames Department Store, Meijer and Thrifty Drug Store. The Company also sells its products to distributors, through direct mail, and to accounts which use cameras as premiums in connection with their product sales. Approximately 50.4% of total sales in Fiscal 1996 were made by the Company's foreign subsidiaries to customers outside the United States.

A substantial portion of the Company's business (approximately 40% of total sales for Fiscal 1996) is represented by both finished single-use cameras and unassembled single-use cameras without film and batteries sold on an original equipment manufacturer ("OEM") basis to Imation (formerly a subsidiary of the Minnesota Mining & Manufacturing Co.) and Agfa-Gevaert AG. The Company is engaged in negotiations with other original equipment manufacturers which, if successful, in certain instances could result in a substantial increase in sales of the Company's products on an OEM basis. There can be no assurance that such negotiations will be successfully consummated.

The Company's sales are somewhat seasonal resulting in a higher sales volume during its first and second fiscal quarters. Increased volume is attributable to purchases for the holiday season. Sales for the first six months of Fiscal 1996 were $35,400,000 compared to $31,382,000 for the second six months of the year. Sales for the first six months of Fiscal 1995 were $33,272,000 compared to $28,867,000 for the second six months of that year.

Concord Americas. Consolidated sales of the Company's United States, Canadian, and Panamanian operations, collectively "Concord Americas," for Fiscal 1996, 1995 and 1994 were approximately, $15,073,000, $24,951,000, and $34,672,000, respectively.  Net sales for Fiscal 1995 and 1994 included

OEM sales with point of sale out of the U.S. of approximately $2,225,000 and $6,648,000, respectively, non-camera revenues of approximately $2,476,000 and
$4,561,000, respectively, and revenues from a one time promotional sale in Fiscal 1994 of $2,900,000. If the foregoing sales were eliminated from Concord
Americas operations from each of Fiscal 1995 and 1994 it would reflect traditional camera sales in the Americas for Fiscal 1996, 1995, and 1994 of $15,073,000, $20,250,000, and $20,563,000, respectively. During Fiscal 1996,
1995, and 1994 Americas customers purchased approximately $11,151,000, $12,295,000, and $7,801,000, respectively from Concord HK. These decreases in traditional camera sales reflect a slower retail environment in the Americas and an aging product line for certain 35 millimeter models which is expected to be replaced during Fiscal 1997[See "Item 1. Products 35 millimeter models"]. The Company is in the process of centralizing certain administrative, accounting and warehousing functions of the United States, Canadian and Panamanian operations in order to control costs and improve operations.


A large portion of the Company's United States sales are made by in-house sales personnel with the assistance of approximately 21 non-affiliated representative organizations that operate as selling agents in geographic areas specified by agreements. Sales representatives receive commissions at rates ranging from 1% to 5% of net sales and the Company believes this type of arrangement is prevalent in its industry. Certain of the sales representatives act as selling agents for manufacturers and distributors of other products. The loss by the Company of any of its sales representatives would not, in the Company's opinion, have a materially adverse impact upon sales because the Company believes that its in-house sales staff alone, or in conjunction with the services of other of its representatives, could provide the services now provided.

Concord Europe. Consolidated sales of Concord Camera GmbH ("Concord Germany"), Concord Camera UK Limited ("Concord UK"), Concord Camera France SARL ("Concord France"), and Concord Camera (Hungary) Ltd. ("Concord Hungary") collectively "Concord Europe", were approximately $9,267,000, $9,278,000, and $6,856,000, in
Fiscal 1996, 1995 and 1994, respectively. In addition, certain European customers increased merchandise purchases on an F.O.B. Hong Kong basis from Concord HK. During Fiscal 1996, 1995, and 1994 European customers purchased approximately $4,632,000, $2,491,000, and $1,886,000 respectively, from Concord HK. Sales to European customers would have increased by 18.1% if this increase were added to 1996 European sales. This increase is primarily attributable to sales to new customers by the Company's expanded European sales and marketing force.

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

The Company is in the process of centralizing certain administrative, accounting and warehousing functions of the British, German and French operations in order to control costs and improve operations. Concord Europe is now in position to better service their customers in a growing market place and increase their market shares in this region.

Far East. Sales by Concord Camera HK Limited ("Concord HK") were approximately $42,442,000, $27,910,000 and $13,288,000, in Fiscal 1996, 1995 and 1994,
respectively. The increase is due to the continued acceptance of the Company's newer products, principally the single-use and slim-line camera models, and the successful implementation of FOB Hong Kong sales programs with the Company's larger customers, accompanied by a change in the point of sale from the United States to Hong Kong during the quarter ended December 31, 1994. The Company effectuated a change in the OEM point of sale in order to secure an additional working capital line from the Bank of East Asia, New York [See "Bank of East Asia, New York" under Management Discussion and Analysis of Financial Position, Liquidity]. The Company believes that sales in the Far East will continue to represent a significant percentage of total sales.

During the quarter ended December 31, 1993, Concord HK signed a twenty year agreement with Shenzhen Baoan Contat Camera Factory of the PRC ("Contat"), a joint venture between Longhua Economic Development Company and Shenzhen Santat Enterprise Development Company. Under the terms of that agreement, Concord HK will sell camera components to Contat, make available certain equipment, provide management assistance and technical advisors and supervise the technical quality of Contat's products. Contat will market and sell the camera products it produces in the PRC under the "Concord" trade name and trademark, under a sublicense from the Company. The joint venture has not yet resulted in any significant camera sales in the PRC, and there can be no assurance that it will be successful. Included in other assets is a note receivable from Contat for approximately $462,000. [See "Note 4" to the Financial Statements]

Licensing Activities. In May 1995, the Company executed a license agreement with Hallmark Licensing, Inc., as agent for Binney & Smith Properties, Inc. ("Binney & Smith") under which the Company licensed certain Binney & Smith trademarks with regard to Crayola and certain associated marks, tradenames, and logos for use with single-use cameras, pocket 110 cameras and 35 millimeter cameras. The agreement expires December 31, 1997 but the Company may renew the agreement for an additional one year term if actual royalties payable under the agreement exceed a pre-determined minimum level.

Customers. In Fiscal 1996 and 1995, approximately 70.1% and 56.9%, respectively, of the Company's sales were to its 10 largest customers. The consolidated sales to the Company's two largest customers Imation (formerly a subsidiary of the Minnesota Mining & Manufacturing Co.) and Agfa-Gevaert AG in Fiscal 1996 amounted to approximately $26,685,000 (40.0%). The consolidated sales to the two largest customers (The Minnesota Mining & Manufacturing Company and Wal-Mart Stores, Inc.) in Fiscal 1995 amounted to approximately $15,759,000 (25.4%). The loss of any of these customers, in management's opinion, could have a material adverse impact on the Company. The Company has executed agreements for the supply of single-use cameras as an original equipment manufacturer with each of Minnesota Mining & Manufacturing Co. and Agfa-Gevaert AG. Each agreement is for a one year term and requires each of those entities to purchase several million single-use cameras.

Advertising. The Company engages in a limited amount of advertising and in the past has given allowances to customers who advertise its products. Advertising allowances and other discounts were approximately $889,000, $829,000, and $587,000 in Fiscal 1996, 1995, and 1994 respectively.

Manufacturing

General. The Company's operations and profitability are substantially dependent upon its manufacturing and assembly activities, all of which are conducted in the PRC. The Company conducts engineering, design, purchasing and certain distribution and warehouse activities in Hong Kong. The Company's manufacturing activities in the PRC are conducted pursuant to the PRC agreements (the "PRC Agreements") with various local municipal and government agencies and sub-divisions located in Baoan

County, Shenzhen Municipality, PRC (collectively, the "PRC Entities"). The Company's initial agreement in Baoan County was approved on September 12, 1985 by the local Foreign Economic Relations Office ("FERO") which was necessary to assure the validity and enforceability of the PRC Agreements. The Company's most recent PRC Agreement covering its manufacturing activities was approved by the PRC Entities and FERO in 1993 and expires in 2002. The Company intends to continue to expand its operations in the PRC, although there can be no assurance that it will be able to do so.

The Company did not experience any interruption in its manufacturing or other operations as a result of political events (Tiananmen Square) in the PRC in June 1989, other than a brief interruption of deliveries between Hong Kong and the PRC. There can be no assurance that similar events will not occur in the PRC in the future and, if they do occur, that they will not result in material interruption of the Company's manufacturing or other operations.

Although in the past the Company has contract manufactured non-photographic products in the PRC, at present the Company is not performing any contract manufacturing but continues to explore opportunities related thereto. The Company continues to explore the possibility of contract manufacturing of non-photographic products in the PRC in cases where manufacturing is labor intensive and requires the application of manufacturing processes and techniques similar to those currently employed by the Company. [See "Dependence on Agreements with the PRC." and "Item 2. Properties."]

Supply arrangements. The Company purchases raw materials and certain components used in the manufacture of its products from numerous non-affiliated suppliers, including substantially all of its film, batteries, glass lenses, plastic resins, metal and electronic component parts.

Products

General. The Company's camera products are manufactured and sold principally under the CONCORD, KEYSTONE, LE CLIC and APEX trade names, on an OEM basis, and under private labels. Outside the United States and Mexico, the Company's camera products are also sold under the ARGUS trade name. The Company's cameras carry suggested United States retail prices ranging from $5.99-$60. Substantially all of the Company's revenues have been and continue to be derived from sales of cameras and camera-related accessories.

New Products. In Fiscal 1995, the Company began design and development efforts on cameras intended to meet the new Advanced Photo System ("APS") film standard, as well as the design of new standard 35 millimeter cameras to meet changing consumer demand. In Fiscal 1996, the Company began delivery of certain APS single-use cameras to one of its OEM customers, and has also introduced its own single-use and conventional APS cameras, both branded and non-branded, and anticipates delivery to customers in the spring and summer of 1997.

Single Use Cameras. In Fiscal 1991, the Company introduced a line of single use, 35 millimeter point-and-shoot cameras, which include film, carrying retail prices ranging from $5.99-$17.95. In Fiscal 1992, the Company introduced several additional single use camera models, a large number of which are sold under private labels. Full distribution of the new models began in Fiscal 1993. Following the execution of a license agreement with Binney & Smith in May 1995, the Company introduced a line of single-use cameras utilizing the Crayola brand name. In Fiscal 1996, the Company began delivery of certain APS single-use cameras to one of its OEM customers, and has also introduced its own single-use

APS cameras, both branded and non-branded, and anticipates delivery to customers in the spring and summer of 1997. The single-use line consists of a basic daylight camera suitable for outdoor use, a panorama version for extra wide angle shots, a version with a built-in flash for indoor and outdoor photographs, and a daylight version with underwater capability. Sales of single use cameras represented approximately 65.2% of total sales in Fiscal 1996 and the Company expects that its sales of single use cameras will represent the largest area of its growth in Fiscal 1997.

110 Cartridge Models. The Company's pocket 110 cartridge models are simple, easy to use, cartridge loading point-and-shoot cameras. Certain of the 110 models have a built-in electronic flash and/or telephoto lens. The Company markets five models of 110 cartridge cameras which are available in popular colors. United States retail prices for those models range from $4 to $20. Following the execution of a license agreement with Hallmark Licensing, Inc. in May, 1995, the Company introduced a line of 110 cartridge cameras utilizing the Crayola brand name.

35 Millimeter Models. The Company markets several lines of 35 millimeter cameras ranging in retail price from $15-$60. The lower priced models are point-and-shoot and have manual film transport. The more expensive models have additional features such as date-back and panorama adapters. The newest of those lines is the Slim Line ultra-compact camera. In Fiscal 1996, Following the introduction of a line of 110 cartridge cameras utilizing the Crayola brand name under the license agreement with Hallmark Licensing, Inc. the Company introduced a line of 35 millimeter cameras utilizing the Crayola brand name. During the fourth quarter of Fiscal 1996, the Company recorded provisions totaling approximately $3,035,000 on certain 35 millimeter cameras and related inventory. Due to an aging product line, the Company has suspended production on certain 35 millimeter conventional camera models that it produced in the past and anticipated producing in the future.

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

The Company's medium-priced lines of 35 millimeter point-and-shoot cameras carry retail prices ranging from $20-$50. Each camera in these lines are fully motorized and has more sophisticated features than the lower priced lines, including a telephoto lens, data back, automatic flash, red-eye reduction and automatic film loading. These cameras are also sold in the Slim Line version.

The Company's most sophisticated line of point-and-shoot 35 millimeter cameras carry retail prices ranging from $30-$60. In addition to features present in its less expensive lines, these cameras have a two-step auto focus lens (the lens automatically focuses in one of two settings) and several additional features, including motor drive, automatic film loading, automatic flash, data back, twin lenses, mid-roll switchable panorama/normal format and red-eye reduction.

Private Label. The Company manufactures, to customer specifications, 110 and 35 millimeter cameras (including single use cameras) under the private label brands of its customers.

Accessories. The Company purchases and resells photographic accessories, including flashes, vinyl pouches and carrying cases for its cameras.

Design. The Company's manufactured products, other than those acquired from Keystone, are created, designed and engineered principally in Hong Kong. In addition, during the fourth quarter of Fiscal 1995, the Company opened a contract design studio in Japan. The Company expended approximately $1,722,000, $598,000, and $1,021,000 in Fiscal 1996, 1995, and 1994, respectively, for product design and development. The large increase in these costs in Fiscal 1996 was due to the significant development costs incurred with respect to new APS single-use and conventional cameras, as well as new 35 millimeter single-use cameras. The Company anticipates product development costs to continue to increase in Fiscal 1997 as management continues to expand APS product lines.

Other Products. In Fiscal 1994, the Company ceased manufacturing certain computer peripheral equipment manufactured on an OEM basis; however, revenues from this arrangement were not significant in that year. In Fiscal 1995 the Company discontinued the sale of certain non-camera products, with sales of approximately $2,476,000 and $4,561,000 in Fiscal 1995 and 1994, respectively.

Suppliers, Raw Materials and Production

General. The Company owns or is the lessee under equipment finance leases of substantially all the tools and equipment necessary to manufacture most of the components used in its cameras. Numerous manufacturers and suppliers in the Far East and other parts of the world supply the Company with components, materials and film it does not manufacture.

Sourcing. From time to time, the Company purchases finished products from third party manufacturers. The Company depends on non-affiliated suppliers for its required glass lenses, motors, film and certain electronic components, such as transistors and diodes. In the past, the Company has experienced, and may in the future experience, difficulties in obtaining in a timely manner certain components and film necessary for its finished products; however, the Company believes that it is not dependent on any single supplier for any component or film and that it could find alternate sources on relatively short notice at prices competitive with those it currently pays.

Advance Commitments. To secure adequate production materials, components and film, the Company must make substantial advance commitments to suppliers ranging from one to six months prior to the receipt of firm orders from customers. However, many of these commitments are subject to changes in numbers, assortments or delivery dates. Although from time to time the Company has experienced difficulties obtaining needed materials, components and film on a timely basis, it has been able to operate under such conditions. The Company believes these conditions to be standard in its industry.

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

Dependence on Agreements with the PRC

General. The Company manufactures a majority of the components used in its cameras and assembles all of its manufactured finished products in the PRC pursuant to the PRC Agreements. FERO approval is required on all of the PRC Agreements to ensure their enforceability. [See "Manufacturing--General."]

Operating Practices. The Company's PRC Agreements provide for the production and manufacture of cameras at certain facilities in the PRC with labor supplied by PRC Entities. The PRC Entities currently supply the Company with the use of two assembly plants and approximately 1,800 workers to manufacture and assemble cameras. During Fiscal 1996 the Company completed construction of a new factory building on the Company leased land next to the other Company owned building, and moved the manufacturing and assembling operations from the leased assembly plants to the new factory and existing Company owned buildings. During Fiscal 1997 the Company anticipates completing the conversion of certain production facilities in the Company leased land whereby the Company will no longer lease manufacturing facilities from the PRC entity. [See "Item 2. Properties"]. Although a substantial number of the Company's workers are employees of the PRC Entities, the Company is responsible for their food and housing and substantially all of them live in Company maintained dormitories. The current average cost per production line worker is approximately $85 per month including room and board and the Company's payments to the PRC Entities allocable to the provision of those workers. If any worker fails to work efficiently or to improve after instruction, the Company has the right to request that the PRC Entities replace that individual. The three facilities aggregate approximately 384,000 square feet. [See

"Manufacturing."]

PRC Taxes and Import/Export Duties. The Company has never paid any income or turnover tax to the PRC on account of its business activities in the PRC. Existing PRC statutes can be construed as providing for a minimum of 10% to 15% income tax and a 3% turnover tax on the Company's business activities; however, the PRC has never attempted to enforce such statutes. The Company has been advised that the PRC's State Tax Bureau is reviewing the applicability of those statutes to processing activities similar to those engaged in by the Company, but it has not yet announced any final decisions as to the taxability of such activities. After consultation with its tax advisors, the Company does not believe that any tax exposure it may have on account of its operations in the PRC will be material to its financial condition. The Company does not pay import/export duties to the PRC but, as with any tax, there can be no assurance that the Company will not be required to pay such duties in the future.


Other PRC Risks. If the PRC Entities fail to honor the PRC Agreements, the Company believes that within a six month period it could resume production activities elsewhere in the PRC through the use of sub contractor agreements with other third party manufacturers. The Company is not able to estimate the amount of time required to enter into a new PRC Agreement. In order to minimize this risk, the Company obtained a land use certificate for the land on which the Company owned plant is situated and to which it has obtained title. The Company intends to expand operations on that property in Fiscal 1997 . [See "Item 2. Properties"]. However, in addition to lost assets and revenues attributable to the discontinuance of its operations at the Baoan County facilities, the Company would likely experience some loss on account of such interruption, depending upon where, and under what arrangements, the Company was able to resume production. If, for any reason, the Company could not continue production in its existing PRC locations, all manufacturing activities would cease for at least six months until the Company was able to resume production elsewhere. If the Company were required to move its production operations from the PRC, the Company's profitability would be substantially impaired, its competitiveness and market position would be materially jeopardized and there could be no assurance that it would be able to profitably manufacture and distribute its products.

There is also a risk of expropriation of the Company's assets by the PRC and the imposition of restrictions or embargoes on the export of finished products, or the import of components and materials used in the Company's PRC operations. At June 30, 1996, the net book value of Company assets in the PRC was approximately $10,221,000. Such assets are insured against expropriation. The amount of Company assets in the PRC is expected to increase as operations in that country continues to grow. The Company maintains property and casualty insurance covering the cost of Company owned and certain leased assets in its PRC facilities. The Company also maintains political risk insurance on certain equipment up to $4,000,000. If the Company were required to relocate and could not remove the assets it owns or leases in the PRC, the cost of replacement of such assets would be significantly higher than their book value.

Backlog

The Company's general practice is to fill orders within delivery dates required by customers. Substantially all of the Company's cameras are produced in accordance with specifications and production schedules determined by the Company on the basis of projected sales and orders placed by its primary customers. Production schedules for sales are determined in accordance with customers' orders, and the Company's anticipation of the demand for its products. The amount of unfilled orders at a particular time is affected by a number of factors, including availability of finished inventory, manufacturing and assembly capability and product shipments. Accordingly, the amount of unfilled orders from period to period is not necessarily meaningful and may not be indicative of actual shipments to be made to customers in any period.

Competition

The photographic products industry is highly competitive. As a manufacturer and distributor of inexpensive cameras, the Company encounters substantial competition from a number of firms, many of which have longer operating histories, established markets and more extensive facilities. Many of the Company's competitors have greater resources than the Company has or may reasonably be expected to have in the foreseeable future. The Company considers Vivitar, Ansco Photo Optical Products Corporation ("Ansco"), and the Achiever Group as its chief competitors in United States markets. W. Haking Enterprises Limited, the parent of Ansco, the Achiever Group, and several small Taiwanese and Hong Kong companies are the Company's chief competitors in worldwide markets other than the United States. The Company also competes with certain major film manufacturers (including Eastman Kodak, Fuji and Konica) in the single use camera market, primarily on the basis of product cost and responsiveness to customer needs. The Company's competitive position is dependent upon its ability to continue to produce in the PRC. [See "Dependence on Agreements with the PRC."]

Considerations Relating to the Company's Business Outside of the United States

The Company conducts engineering, design, purchasing and certain distribution and warehousing activities in Hong Kong.

Hong Kong Currency

Since 1983, the Hong Kong dollar has been pegged to the United States dollar at an approximate rate of U.S.$1 = HK$7.73; however, there can be no assurance that the exchange rate of the Hong Kong dollar will not fluctuate in the future. Certain obligations under the PRC Agreements and the Company's Hong Kong suppliers are paid in Hong Kong dollars.



Hong Kong 1997

The United Kingdom and Northern Ireland (the "United Kingdom") and the PRC have agreed that effective July 1, 1997 the exercise of sovereignty over Hong Kong will be transferred from the United Kingdom to the PRC. This agreement is embodied in the Sino-British Joint Declaration on the Question of Hong Kong (the "Joint Declaration") signed on December 19, 1984 which has been ratified by both governments. Hong Kong is scheduled to become a Special Administrative Region ("SAR") of the PRC on July 1, 1997. The Joint Declaration provides that the Hong Kong SAR shall be directly under the authority of the PRC, shall enjoy a high degree of autonomy, except in foreign and defense affairs, and shall be vested with executive, legislative and independent judicial power. It also provides that the current social and economic systems in Hong Kong shall remain unchanged for 50 years after June 30, 1997 and that Hong Kong shall retain its status as an international financial center.

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

On July 26, 1995, the Legislative Council voted to adopt legislation establishing a new Court of Final Appeal in Hong Kong as the supreme judicial body after the July 1997 reversion. While this tribunal may help insure the stability of Hong Kong's commercial environment, the ultimate independence and authority of this tribunal is uncertain. In addition, the PRC stated in August 1994 that it will abolish the Legislative Council once it takes control of Hong Kong. In 1995, the PRC established a Preparatory Committee to serve as a provisional legislature before the transfer. In June 1996, PRC officials reiterated their pledge not to change Hong Kong's currency and financial system.

The Company cannot predict how the PRC will interpret and implement the Basic Law and Joint Declaration, what actions the PRC may take in the future regarding Hong Kong, and the effect any such action may have on the Company's business activities in Hong Kong, or its operations or financial condition in general.

Importation of Products and Tax Considerations

The importation of camera products into the United States and other jurisdictions in which Company products are sold is subject to numerous risks, including non-Company related labor strikes, shipping delays, fluctuation in currency exchange rates and import duties. There can be no assurance that the United States, the PRC, Hong Kong or other countries will not in the future impose trade restrictions which could adversely affect the Company's operations. The United States duty on imported cameras of the type that the Company sells from countries of origin which enjoy United States most favorable nation ("MFN") status range from 3 to 4%. There are currently no United States import quotas on the type of products manufactured and distributed by the Company. MFN status entitles imports from the PRC to enter the United States subject to the same rate of duty which applies to imports from other MFN countries. The PRC's current MFN status expires on July 3, 1997. The President may recommend that MFN status for the PRC be extended for successive 12 month periods, but the Company can give no assurances or can make no predictions as to what actions the President may take regarding the PRC's MFN status.

On May 20, 1996,  the  President  announced  his decision to renew the PRC's MFN status until July 3, 1997. In addition, he reiterated his policy, first announced in 1994, of separating MFN treatment for the PRC from most human rights issues. However, the President noted that statutory requirements concerning free emigration would continue to apply as a prerequisite for MFN status for the PRC. In addition, the ban imposed by the President in 1994 on the importation of munitions from the PRC and existing U.S. sanctions imposed in view of continuing human rights abuses in that country remain in effect. None of the extended U.S. sanctions relates to the importation of commercial products from the PRC.

Under current law, within 60 days after an extension of MFN status takes effect, Congress may disapprove the extension through the adoption of and transmittal of a joint resolution. The President may veto such resolution subject to provisions contained in the Trade Act of 1974 (the "Trade Act"). No such resolution was passed by Congress in 1996. However, the House of Representatives passed a Resolution that was highly critical of some Chinese practices, and several other provisions critical of the PRC were added to other legislative measures. None of theses measures has been adopted by Congress as legislation. Moreover, neither the Resolution nor the provisions would affect the importation of products from the PRC. The Administration has pledged to work with like-minded members of Congress to extend MFN permanently to the PRC. The Company cannot predict whether MFN status for the PRC will remain in effect or whether MFN renewal will continue to be reconsidered annually.

As a result of trade disputes between the United States and the PRC, the United States Trade Representative ("USTR") has published lists of products imported from the PRC that are potentially subject to increased tariffs in the event the trade dispute is not resolved. At the present time, there are no pending trade disputes in connection with which such lists have been published. The United States has published such a list (which list did not include cameras) in connection with a dispute over intellectual property rights protection in the PRC, but the two sides settled that dispute on February 26, 1995 by reaching a comprehensive agreement designed to ensure greater protection for U.S. intellectual property in the PRC. The United States revisited the intellectual property rights issue in 1996, publishing a proposed retaliation list which focused on PRC textile exports and did not include cameras, before reaching an accord on June 17, 1996, to strengthen enforcement of the 1995 agreement.

In addition, the United States is currently monitoring various PRC practices, including trade, investment, and government procurement, as well as the PRC's compliance with various multilateral and bilateral agreements. The Company cannot predict whether the Untied States will take future trade actions against the PRC that may result in increased tariffs against PRC products, including products imported by the Company.

The PRC is currently engaged in talks concerning its possible accession to the World Trade Organization ("WTO"). Successful conclusion of these talks could result in the application of comprehensive rules to the PRC's trade with other WTO members, including the United States. However, the Company cannot predict when such talks may conclude, or when such rules may come into effect. Furthermore, PRC accession to the WTO would not necessarily eliminate the need for successive yearly determinations by the United States regarding the PRC's MFN status.

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

If Concord HK's earnings are taxed to the Company as deemed dividends prior to the time that the earnings actually are remitted to the Company as dividends, the Company generally can claim a foreign tax credit on the deemed dividends just as if actual dividends had been paid. If and to the extent the Company is subjected to United States income tax on such deemed dividends, Concord HK may subsequently distribute an amount equal to such previously taxed income without additional tax consequences to the Company.


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

Other Subsidiaries. Concord Canada, Concord UK, Concord France, Concord Germany and Concord Panama are also CFC's to which the United States tax laws as discussed above are applicable. Due to the nature of their operations, some of those CFC's may earn or generate foreign base company income above the De Minimis Amount. However, the Company does not believe that the United States tax on foreign base company income generated by the Company's CFC's in excess of available foreign tax credits would represent a substantial percentage of its total income. It is not expected that those foreign subsidiaries will make investments in United States property and no United States taxes have been provided on the earnings of those subsidiaries since management intends to permanently reinvest such earnings abroad.

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

Employees

On June 30, 1996, the Company had 136 employees, 29 in the United States, 5 in Germany, 6 in Canada, 76 in Hong Kong and the PRC, 1 in Japan, 2 in France, 10 in the UK, and 7 in Panama. Sixty one Company employees are in executive, administrative or clerical capacities, 15 in direct merchandising and sales, 20 in warehouse and shipping and 40 in engineering and design. No Company employee is represented by a union. The PRC Entities currently provide the Company with approximately 1,800 workers at its PRC facilities. To date, the Company has not had any of its operations interrupted due to labor disputes and it considers its working relationship with employees and workers to be good.

Item 2. Properties.

United States Offices and Warehouses. The Company's principal offices containing the Company's domestic warehouse and administrative offices are in a 35,000 square foot facility located at 35 Mileed Way, Avenel, N.J. The Company's lease on this facility provides for a rent of approximately $13,000 per month and expires in December of 1997.

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

PRC--Operations. Cameras and components are manufactured and assembled at three manufacturing facilities located in Baoan County, Shenzhen Municipal, PRC. Two of the manufacturing facilities are leased from a PRC Entity (the "Leased Facilities") for which the Company pays rent of approximately $21,000 per month. The other manufacturing facility is owned by the Company (the "Company Facility"). The Leased Facilities and the Company Facility each have a related employee dormitory (the "Related Dormitory"). The aggregate square footage of the Leased Facilities, Company Facility and their respective Related Dormitories is approximately 384,000 square feet.

In Fiscal 1996, the Company completed construction of an additional factory building and commenced the conversion of the Company owned dormitory to office, administrative space, engineering facilities, factory space for pilot runs, and living quarters for foreign employees on the same plot of land as the current Company facility (the "Addition") to accommodate increased production and to facilitate the consolidation of the Leased Facilities into the Company Facility. The Company also completed certain improvements to the new leased dormitory in Fiscal 1996. In connection with these construction activities in China, the Company anticipated incurring costs of approximately $1,850,000. At June 30, 1996, approximately $1,294,000 of that amount had been incurred. The Company anticipates incurring approximately $556,000 of additional construction costs in Fiscal 1997 for the completion of the Addition and the conversion of the current Company owned dormitory to office, administrative space, engineering facilities, factory space for pilot runs, and living quarters for foreign employees. Such cost will be amortized over the expected useful life of the Addition once completed and placed in service, which is expected to be during Fiscal 1997. If production requirements continue to increase, the Company may be required to provide for an additional dormitory.

The Company has Land Use Agreements (the "Land Use Agreements") with PRC Entities for the use of PRC Land (the "PRC Land") for the Company Facility and the Addition. Under the Land Use Agreements, which have FERO approval, the Company obtained land use rights for approximately 8 acres of land from a PRC Entity for the Company Facilities, the Addition and construction of factories, dormitories and other ancillary buildings. The Company has the right to use the PRC Land through 2042 (the "Term"). Under the Land Use Agreements, the Company paid approximately $825,000 in fees and related expenses to obtain the Land Use Rights Certificate from the PRC Entity. The Company is responsible for stipulated land management fees and for the installation of certain utilities. The Land Use Agreements permit the Company to transfer, lease or mortgage its rights under the Land Use Agreements and in the buildings developed thereunder during the Term. At the end of the Term, all facilities on the PRC Land will belong to the PRC Entity and the Company shall have the right to lease the PRC Land and facilities thereon at the prevailing rent under regular lease terms.

Item 3. Legal Proceedings.

Jack C. Benun. On November 18, 1994 the Company filed a demand for arbitration in New Jersey, for money damages in excess of $1.5 million, against Jack C. Benun ("Benun"), its former chief executive officer who was discharged for cause in Fiscal 1995. This action was taken due to Benun's failure to fully compensate the Company for damages it sustained as a result of Benun's breaching his employment obligations, his fiduciary obligations and perpetrating frauds upon the Company including the misappropriation of funds from the Company. Benun has submitted a counterclaim in which he alleges among other things a wrongful termination of his employment by the Company. The Company is vigorously pursuing its action as well as defending the counterclaim. The matter is currently in discovery. The Company has reserved its rights under any other claims it may have against Mr. Benun. [See below "Purported Class Action"]

Purported Class Action. On February 22, 1995, the Company was served with a complaint purporting to be a class action on behalf of purchasers of the Company's common stock. On September 5, 1995, plaintiffs in response to motions to dismiss by the Company and the individual defendants, filed a motion to file an amended complaint. The complaint and the amended complaint were predicated upon the wrongdoing of Benun and the failure of the Company and the individual members of the Board of Directors to properly address such actions. By order dated April 1, 1996 the matter was dismissed for lack of diligent prosecution.

Fuji. On October 19, 1995, the Company was served with a summons and complaint in an action styled Fuji Photo Film Co., Ltd. ("Fuji") v. Concord Camera Corp., filed in the United States District Court for the Southern District of New York. The action was for patent infringement in connection with certain of the Company's single-use cameras. The Company answered the complaint and served its counter-claim seeking a declaratory judgement that the Fuji patents are invalid, unenforceable and not infringed by the Company. Fuji and the Company entered into a License Agreement effective January 1, 1996, which had no material affect on the Company's business. A Stipulation and Order of Dismissal was entered on July 15, 1996.

Item 4. Submission of Matters to a Vote of Security Holders.
None.

                                    PART II

Item 5. Market for Company's Common Equity and Related Shareholder Matters.

The Company's common stock, no par value per share ("Common Stock"), is traded on the NASDAQ National Market System under the symbol LENS. The approximate high and low bid prices for the shares tabulated below, are as reported by the NASDAQ National Market System and represent interdealer quotations which do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions. As of September 13, 1996, there were 10,944,026 shares of Common Stock ("Common Shares") outstanding, held by 1,225 record holders. There are in excess of 3,300 beneficial holders of the Company's Common Stock.


Period                                 Bid Price
- --------                               ---------
Quarter Ended                     High         Low
- -------------                     ----         ---
September 30, 1994                4 5/8        2 1/4
December 30, 1994                 3 1/2        1 7/8
March 31, 1995                    3 3/4        2 1/8
June 30, 1995                     4 1/2        2 1/2
September 30, 1995                6 5/8        4 1/8
December 30, 1995                 6 3/8        3 5/16
March 31, 1996                    5 1/16       3 1/16
June 30, 1996                     3 11/16      2 5/8

The Company has never paid cash dividends and has no present intention to pay cash dividends.



Item 6. Selected Financial Data.

                                                       Twelve Months Ended June 30,
                                               1996      1995      1994      1993      1992
                                              (Dollars in thousands except per share amounts)
STATEMENT OF INCOME DATA:
Net Sales                                     $66,782   $62,139   $54,817   $59,131   $57,372
                                              -------   -------   -------   -------   -------
Cost of Product sold                          49,293    41,984     37,684    40,081    37,797
                                              ------    ------    -------   -------   -------
Gross Profit                                  17,489    20,155     17,133    19,050    19,575
Operating expenses                            19,173    18,685     17,734    26,239    22,592
                                              ------    ------    -------   -------   -------
                                               1,684     1,470     (601)    (7,189)   (3,017)
Other (income) expenses, net                     (30)      154      221        147      (498)
                                               -----     ----      ----      ----     ------
Income (loss) from operations before income ta(1,654)    1,316     (822)    (7,336)   (2,519)
Inco me taxes                                     80       107       123       298       140
                                                ---      ----      ----      ----      ----
Net income (loss)                             (1,734)    1,209     (945)    (7,634)   (2,659)
                                              =======    =====    ======   ========   =======
Earnings (loss) per share                     ($0.16)     0.12    (0.09)     (0.99)    (0.44)
                                              =======     ====    ======    =======   ======

BALANCE SHEET DATA:
Working Capital                              $16,696   $17,432   $21,115   $14,032   $ 5,201
                                              =======   =======  ========   =======   =======
Total assets                                 $49,850   $50,189   $48,182   $46,718   $49,724
                                              =======   =======   =======   =======   =======
Long-term debt                                $2,379     $ 388   $ 3,998   $ 2,493   $ 4,129
                                              ======     =====    =======   =======   =======
Total stockholders' equity                   $30,478   $32,264   $31,055   $26,228   $17,590
                                              =======   =======   =======  ========   =======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following  discussion and analysis  should be read in  conjunction  with the
Company's   consolidated   financial  statements  and  notes  thereto  presented
elsewhere in this Report.

Results of Operations

The following table sets forth the relationship between total sales and certain expenses and earnings items for the three years ended June 30, 1996, 1995 and 1994.
                                      17


                                                      Year Ended June 30,



                                                  1996        1995        1994
                                                  ----        ----        ----
Net Sales                                         100.0%      100.0%    100.0%
Cost of Product Sold                               73.8        67.6       68.7
                                                   ----        -----      ----
Gross Profit                                       26.2        32.4       31.3
Operating Expenses                                 28.7        30.1       32.4
Other Expense, net                                   .0          .2         .4
                                                  ------    --------    -------
Income (loss) before income taxes                  (2.5)        2.1       (1.5)
                                                   -----        ---    --------
Income taxes                                        0.1          .2         .2
                                                ---------   --------    -------
Net income (loss)                                  (2.6%)       1.9%     (1.7%)
                                                ==========     =======  ========


Fiscal 1996 Compared to Fiscal 1995

Revenues

Total revenues for Fiscal 1996 and 1995 were approximately $66,782,000 and $62,139,000, respectively, an increase of approximately $4,643,000 or 7.5%. The increase, which is net of decreases in non-camera revenues and traditional camera revenues is principally due to the growth in sales of single-use camera models and an increase in OEM revenues. Revenues from OEM sales in Fiscal 1996 increased by approximately $12,677,000 or 93.2% to $26,274,000 in Fiscal 1996 from $13,597,000 in Fiscal 1995, while sales to other customers decreased by approximately $5,559,000 or 12.1% to $40,508,000 in Fiscal 1996 from $46,067,000 for Fiscal 1995. In Fiscal 1996 there were no non-camera revenues compared to approximately $2,475,000 of such sales in Fiscal 1995. The increase in OEM sales is attributable to increased purchases from the Company's one new and two preexisting OEM customers. The Company is engaged in negotiations with other original equipment manufacturers which, if successful, in certain instances could result in a substantial increase in sales of the Company's products on an OEM basis. There can be no assurance that such negotiations will be successfully consummated.

Fiscal 1996 sales included sales of approximately $43,553,000 or 65.2% of total sales of the Company's single use camera product line, as compared to $27,107,000 or 43.6% in Fiscal 1995, an increase of $16,446,000 or 60.7%. The
Company believes that sales of its single use camera product line will continue to grow in Fiscal 1997.

Sales by Concord HK in Fiscal 1996 and 1995 were approximately $42,442,000 and $27,910,000, respectively, an increase of approximately $14,532,000 or 52.1%. The increase is due to the successful implementation of FOB Hong Kong sales programs with the Company's larger customers and a change in the point of sale from the United States to Hong Kong during the quarter ended December 31, 1994 for one of the Company's customers. The Company believes that sales in the Far East will continue to represent a significant percentage of total sales.

Consolidated   sales  of  Concord   Americas  for  Fiscal  1996  and  1995  were
approximately,   $15,073,000  and  $24,951,000,   respectively,  a  decrease  of
approximately $9,878,000 or 39.6%. Net sales for Fiscal 1995 included

OEM sales with point of sale out of the U.S. of approximately $2,225,000 and non-camera revenues of approximately $2,475,000. If the foregoing sales were eliminated from Fiscal 1995 sales, comparative traditional camera sales in the Americas for Fiscal 1996 and 1995 would have been $15,073,000 and $20,250,000, respectively, a decrease of approximately $5,178,000 or 25.6%. In addition, certain Concord Americas customers decreased merchandise purchases on an FOB Hong Kong basis from Concord HK, which merchandise was previously purchased from Concord Americas. During Fiscal 1996 and 1995, Concord Americas customers purchased approximately $11,151,000 and $12,295,000, respectively, from Concord HK, a decrease of approximately $1,144,000 or 9.3%. Sales to Concord Americas customers would have decreased by 19.4%, if this decrease were added to Fiscal 1996 Concord Americas sales. This decrease in traditional camera sales reflects a slower retail environment in the Americas, a reduction in shipments to certain customers that, in managements opinion, were not financially stable in Fiscal 1996, and an aging product line of certain 35 mm models. [See "Item 1. Products 35 millimeter models"]

Consolidated   sales  of  Concord   Europe  for  Fiscal  1996  and  1995,   were
approximately $9,267,000 and $9,278,000, respectively. In addition, certain European customers increased merchandise purchases on an F.O.B. Hong Kong basis from Concord HK. During Fiscal 1996 and 1995 European customers purchased approximately $4,632,000 and $2,491,000, respectively, from Concord HK, an increase of approximately $2,141,000 or 86.0%. Sales to European customers would have increased by 18.1% if this increase were added to 1996 European sales. This increase is primarily attributable to sales to new customers by the Company's expanded European sales and marketing force. Concord Europe is now in a position to better service its customers in a growing market place and increase its market shares in Europe.

Gross Profit

Gross profit, expressed as a percentage of sales, decreased to 26.2% For Fiscal 1996 from 32.4% for Fiscal 1995. This decrease was primarily due to provisions for inventory and related items of approximately $3,035,000 on certain 35 millimeter camera products and related inventory, an increase in product development costs of approximately $1,124,000 to approximately $1,722,000 in Fiscal 1996 from approximately $598,000 in Fiscal 1995, and in part to the sale of products with lower gross profit margins, partially offset by improved manufacturing efficiencies. Absent this provision and the increase in product development costs, 1996 gross profit would have been approximately 32.4%. The Company anticipates product development costs to continue to increase in Fiscal 1997 as management continues to expand Advanced Photo System product lines.

Operating Expenses

Operating expenses, consisting of selling, general and administrative and financial expenses, increased to $19,173,000 in Fiscal 1996 from $18,685,000 in Fiscal 1995, an increase of approximately $488,000 or 2.6%. As a percentage of sales, operating expenses decreased to 28.7% in Fiscal 1996 from 30.1% in Fiscal 1995.

Selling expenses increased to $7,571,000 or 11.3% of net sales in Fiscal 1996 from $7,298,000 or 11.7% of net sales in Fiscal 1995. The increase was primarily attributable to the Company's increased sales volume and increases in freight costs, royalty expenses, and promotion allowances, net of decreases in compensation, commission and marketing expenses.

General and Administrative expenses increased to $9,396,000 or 14.1% of net sales in Fiscal 1996 from $8,110,000 or 13.1% of net sales in Fiscal 1995. The increase is primarily attributable to the termination of joint ventures in Hungary and Russia, increases in the provision for doubtful accounts of approximately $585,000 as a result of the bankruptcy filings of major retailers in the Americas and the financial instability of certain customers in Europe, and increases in costs associated with building the necessary infrastructure to support the growth in volume.

Financial expenses increased to $1,489,000 or 2.2% of net sales in Fiscal 1996 from $1,413,000 or 2.3% of net sales in Fiscal 1995. Such increase was primarily the result of a increase in interest rates and average debt outstanding during Fiscal 1996, net of a reduction in loan costs and guarantee fees.

Litigation and settlement costs in Fiscal 1996 and 1995 were approximately $718,000 and $1,864,000, respectively. In Fiscal 1996, these matters consisted primarily of the demand for arbitration and other litigation against Jack C. Benun, a purported class action, and legal fees related to a litigation in Hong Kong.

Other (income) expense, Net

Other (income) expense, net, includes interest income, gains and losses from the sale of fixed assets, and foreign exchange gains and losses, net of directors fees and certain public relations costs.

With respect to foreign exchange gains and losses, the Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, German Mark, British Pound Sterling,
Hungarian Forints, French Francs, and Japanese Yen. Each of the Company's foreign subsidiaries purchases its inventories in U.S. Dollars and sells them in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. Certain components needed to manufacture cameras are priced in Japanese Yen. The translation from the applicable currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The impact of foreign exchange transactions is reflected in the profit and loss statement, which in Fiscal 1996 included a gain of approximately $107,000.

In Fiscal 1996, the Company's hedging activities were immaterial and, at June 30, 1996 there were no forward exchange contracts outstanding.

Income Taxes

As of June 30, 1996, Concord had net operating loss carry forwards for U.S. tax purposes of approximately $14,653,000 which expire as follows: $644,000 in 2005; $ 16,000 in 2006; $ 444,000 in 2007; $6,630,000 in 2008; $2,770,000 in 2009; and
$4,149,000 in 2010. Net operating losses for state tax purposes begin to expire in 1997. Net operating loss carryforwards cannot be used to offset certain alternative minimum tax elements under the Internal Revenue Code.

The income tax provision for Fiscal 1996 of approximately $80,000 is comprised of a deferred tax benefit of approximately ($42,000) and a current provision of approximately $122,000. The Company's provision for income taxes for Fiscal 1996 is primarily related to the earnings of the Company's United States operations and the settlement of certain German tax matters, net of benefits relating to net operating loss carryforwards and overpayments/refunds on the Company's other foreign subsidiaries.

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

Net Income (Loss)

As a result of the matters described above, the Company had a net loss of approximately $1,734,000 in Fiscal 1996, compared to net income of approximately $1,209,000 in Fiscal 1995, a decrease of approximately $2,943,000.

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

Sales by Concord HK in Fiscal 1995 and 1994 were approximately $27,910,000 and $13,289,000, respectively, an increase of approximately $14,621,000 or 110.0%. The increase is due to the continued acceptance of the Company's new products, principally the single-use and slim-line camera models and the successful implementation of FOB Hong Kong sales programs with the Company's larger customers and a change in the point of sale from the United States to Hong Kong during the quarter ended December 31, 1994. The Company effectuated a change in the OEM point of sale in order to secure an additional working capital line from the Bank of East Asia, New York [See "Bank of East Asia, New York"]. Payment of FOB sales are primarily by letter of credit.

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

General and Administrative expenses decreased to $8,110,000 or 13.1% of net sales in Fiscal 1995 from $9,123,000 or 16.6% of net sales in Fiscal 1994. The decrease is primarily due to cost control on a worldwide basis, which includes but is not limited to, a reduction in officer salaries and bonuses, administrative salaries, related payroll expenses, rent and engineering expenses, net of approximately $250,000 in increased expenses attributable to opening the two new subsidiaries. [See "Revenues"]

Financial expenses decreased to $1,413,000 or 2.3% of net sales in Fiscal 1995 from $1,889,000 or 3.5% of net sales in Fiscal 1994. Such decrease was primarily a result of a reduction in average debt outstanding during Fiscal 1995, and a reduction in loan costs and guarantee fees.

Litigation and settlement costs in Fiscal 1995 and 1994 were approximately $1,864,000 and $1,153,000, respectively. The Company incurred significant legal expenses and settlement costs in connection with non-operating matters, primarily the demand for arbitration against Jack Benun, the Purported Class Action, the Roland Kohl litigation, the Argus Settlement, and the SEC Investigation. [See "Item 3. Legal Proceedings."
above]

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

As of June 30, 1995, Concord had net operating loss carry forwards for U.S. tax purposes of approximately $14,732,000 which expire as follows: $1,586,000 in 2005; $16,000 in 2006; $444,000 in 2007; $6,630,000 in 2008 and $2,770,000 in
2009, and $3,280,000 in 2010. Losses for state tax purposes begin to expire in 1997.

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

Liquidity and Capital Resources

At June 30, 1996, the Company had working capital of $16,696,000 as compared to $17,432,000 at June 30, 1995. Cash flow provided by operating activities was approximately $1,022,000 for the fiscal year ended June 30, 1996 compared to $5,088,000 for the fiscal year ended June 30, 1995. Capital expenditures, excluding assets financed under capital leases, for the fiscal year ended June 30, 1996 and 1995 were approximately $2,531,000 and $2,261,000, respectively. The Company's principal funding requirement has been, and is expected to continue to be, the financing of accounts receivable and inventory.

The Bank of East Asia, Limited New York ("BOEA NY")

On December 20, 1994, the Company obtained a one year, $1,500,000 revolving credit facility with BOEA NY. On September 20, 1995, the Company executed an amendment to its revolving line of credit with the BOEA NY to increase the credit facility to $3,000,000. The facility has also been extended to December 19, 1996. The BOEA NY Facility is secured by certain accounts receivable of the Company's Hong Kong operations and bears interest at 2% above BOEA NY's prime lending rate, which was 8.25% at June 30, 1996. Availability under the BOEA NY Facility is subject to advance formulas based on eligible accounts receivable with no minimum borrowing. At June 30, 1996, approximately $1,696,000 was outstanding and classified as short-term debt under the BOEA NY Facility.



The CIT Group/Credit Finance, Inc ("CIT")

The Company has a $5,000,000 credit facility with CIT (the "CIT Facility") which expires on May 31, 1997. The CIT Facility is secured by accounts receivable, inventory and other related assets of the Company's United States operations and bears interest at 2% above CIT's prime lending rate, which was 8.25% at June 30, 1996. Availability under the CIT Facility is subject to advance formulas based on eligible inventory and accounts receivable with minimum borrowing of $2,000,000. At June 30, 1996, approximately $1,853,000 was outstanding and classified as short-term debt under the CIT Facility.

Bank of East Asia, Limited ("BOEA")--Hong Kong

Concord HK has a credit facility (the "BOEA Facility") with BOEA that provides Concord HK with up to $6,900,000 of financing as follows: letters of credit and standby letters of credit up to $2,825,000, overdraft and packing loans of up to $3,600,000 and an installment loan of $475,000. The installment loan was utilized in part to repay the outstanding mortgage obligation on the Hong Kong office property to the Bank of China. [See "Note 8 - Long-term Debt"] As of June 30, 1996, approximately $5,338,000 was utilized and approximately $1,087,000 was available under the BOEA Facility. Approximately $2,820,000 of the total $5,338,000 utilized, was in the form of trade finance, including but not limited to import letters of credit. The BOEA Facility, which is payable on demand, bears interest at 2% above BOEA's prime lending rate for letters of credit and 2.25%
above BOEA's prime lending rate for overdraft and packing loans. At June 30, 1996 BOEA's prime lending rate was 8.25%. In connection with the BOEA Facility, Concord HK has placed a $1,138,000 time deposit with BOEA, which is included in prepaid and other current assets at June 30, 1996 and such deposit is pledged as collateral for the BOEA facility. In addition, all amounts outstanding under the BOEA Facility are guaranteed by Concord.

In the fourth quarter of Fiscal 1995, East Asia Finance Company, a wholly-owned subsidiary of BOEA, extended to Concord HK a five year equipment leasing facility in the amount of approximately one million dollars. At June 30, 1996, approximately $442,000 was outstanding and classified as capital lease obligations.

Other arrangements and future cash commitments

In connection with the upgrading of its worldwide information systems, the Company has committed to purchase hardware and software and incur other costs of approximately $670,000 for its United States and Far East operations; at June 30, 1996, approximately $516,000 of that amount had been paid. The Company anticipates incurring approximately $154,000 of additional costs for hardware, software and other related items for the balance of the Company's worldwide operations.

In connection with its construction activities in China, the Company anticipated incurring costs of approximately $1,850,000. At June 30, 1996, approximately $1,294,000 of that amount had been incurred. The Company anticipates incurring approximately $556,000 of additional construction costs in Fiscal 1997 for the completion of its additional factory building and the conversion of the current Company owned dormitory into office and administrative space, engineering facility, a small factory space for pilot runs, and living quarters for foreign employees. [See "Item 2. Properties"]

Management believes that anticipated cash flow from operations together with financing from BOEA and CIT or replacement facilities will be sufficient to fund its operating cash needs over the next twelve months.

Item 8.  Financial Data and Supplemental Data.

The financial statements listed in Item 14(a) (1) and (2) are included in this Report beginning on page F-2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None



                                   Part III


Item 10. Directors and Executive Officers of the Company.

                             Year First
                             Elected/
                             Nominated
Name of Directors     Age    Director     Positions and Offices with the Company
Ira B. Lampert (1)    51     1993         Chairman, Chief Executive Officer and Director;
                                          Director of Concord Camera HK Limited,
                                          Concord Camera GmbH, Concord Camera UK
                                          Limited and Concord Camera France.
Steve Jackel          60     1996         Chief Operating Officer, President, and Director
Eli Arenberg (2)      68     1988         Director
Joel L. Gold (3)      54     1991         Director
Morris H. Gindi (4)   51     1988         Director
J. David Hakman (5)   54     1993         Director
Ira J. Hechler (6)    77     1992         Director
Kent M. Klineman (7)  63     1993         Director



(1) On July 13, 1994 Ira B. Lampert was appointed to the additional positions of Chairman and Chief Executive Officer of the Company. Mr. Lampert was President and Chief Operating Officer from June 1, 1993 through January 1, 1996, and a Director of the Company since June 29, 1993. Mr. Lampert is also a director of Concord HK, Concord UK, Concord Germany and Concord France. From April 1992 through May 30, 1993, Mr. Lampert's services were made available to the Company under various consulting agreements with Whitehall Enterprises Inc. ("WEI"), an investment banking company for the middle-market, of which Mr. Lampert was the President since August 1990. During the 1980's through the early 1990's, Mr. Lampert also served as a director and/or officer of Summit Ventures, Inc., and related entities which developed and managed Ascutney Mountain Resort, a year-round destination resort located in Vermont. Mr. Lampert is a Board Member of the Queens College Foundation which is part of the City University of New York and is the Treasurer of the Boys Brotherhood Republic, a non-profit organization for underprivileged children in the New York City area.

(2) Effective January 1, 1996, Steve Jackel was appointed President, Chief Operating Officer, and Director of the Company. From May 1, 1995 to December 31, 1995, Steve Jackel's services were rendered to the Company pursuant to a consulting agreement dated May 1, 1995 between the Company and Harjac Consulting Corp., a corporation owned by Mr. Jackel. From February 1993 to 1994 Mr. Jackel was President of McCrory's Corporation and Chairman of McCrory Stores. From June 1992 through February 1993 he was Co-President of McCrory Stores. From February 1991 through June 1992 he was Executive Vice President Specialty Operation for McCrory Stores. Prior to that time Mr. Jackel was an Independent Management Consultant.



(3)   Eli Arenberg joined the Company in April 1984 as Vice President of Sales and Marketing and in
      September 1989 was promoted to Senior Vice President of Sales. In February 1992 Mr. Arenberg retired from such positions. In July 1994 Mr. Arenberg made his services available to the Company under a consulting agreement with ELA Enterprises, Inc. (the "ELA Enterprises Consulting Agreement"), a
      Florida corporation wholly-owned by Mr. Arenberg.

(4)   Joel L. Gold is currently an Executive Vice President at L.T. Lawrence & Co. Inc., an investment bank.
      From April 1995 through March 1996, Mr. Gold was a managing director at Fechtor Detwiler & Co.,
      Inc. an investment bank. From January 1992 through April 1995 Mr. Gold was a managing director at
      Furman Selz Incorporated, an investment bank. Mr. Gold is currently a member of the board of directors of BCAM International, Action Industries, Inc., Life Medical Sciences and Sterling Vision.

(5)   Morris H. Gindi is the Chief Executive Officer of Notra Trading Inc., located in Woodbridge, New
      Jersey, and has served in such capacity since 1983. Notra Trading Inc. is an import agent in the housewares and domestics industry. Mr. Gindi has over 26 years experience in importing.

(6)   J. David Hakman is the owner and Chief Executive Officer of Hakman and Company Inc. a merchant banking concern, and a member of the National Association of Securities Dealers, Inc.  Mr. Hakman has
      been a director since 1989 and a member of the Audit and Nominating Committees since 1991 of
      Hanover Direct, Inc., a firm engaged in the direct marketing business. Mr. Hakman was the Chairman and a director of AFD Acquisition Corporation which filed for protection under Chapter 11 of the U.S.
      Bankruptcy Laws in June 1991 and emerged from Chapter 11 in September 1993.

(7)   Ira J. Hechler is a partner and a director of the investment firm Ira J. Hechler & Associates located in
      New York, New York. Mr. Hechler has been associated with such firm since June 1987. The firm's principal business is holding stock, partnership interests and other property for investment purposes. Mr.
      Hechler is currently a member of the board of directors of The Leslie Fay Companies, Inc. and United
      States Banknote Corporation.

(8)   Kent M. Klineman is an attorney and private investor and serves as a director of several closely-held companies. He is also a general partner of ConArb Partners, L.P., a securities dealer engaged in arbitrage and trading of convertible securities for its own account. Mr. Klineman is a director, Secretary and a member of the Compensation Committee of EIS International, Inc. [See "Certain Relationships and
      Related Trans-actions."]



Meetings and Committees

In Fiscal 1996, the Board held four meetings of which none were telephonic. The Board has an Audit Committee, a Compensation Committee, a Stock Option
Committee,  an  Executive  Committee,  an Ad  Hoc  Committee  and  a  Nominating
Committee.

The Audit Committee, consisting of Kent M. Klineman (Chairman), J. David Hakman and Eli Arenberg, reviews and reports to the Board with respect to various auditing and accounting matters, including the recommendations to the Board as to the selection of the Company's independent auditors, the scope of audit procedures, general accounting policy matters and the performance of the Company's independent auditors. The Audit Committee held four meetings in Fiscal 1996.

The Compensation and Stock Option Committee, consisting of Joel L. Gold (Chairman), Ira J. Hechler, and

Morris Gindi, was formed to review and make recommendations to the Board regarding all executive compensation. The Compensation Committee held three meetings in Fiscal 1996.

The Executive Committee, consisting of Ira B. Lampert, Kent Klineman and Ira J. Hechler, has the full power of the Board when the Board is not in session.

The Recision Committee, consisting of Ira B. Lampert, Morris Gindi and Gary Simon, was formed to review and make recommendations to the Board regarding private placements and common stock offerings.

The Benun Litigation Committee, consisting of Ira B. Lampert and Joel Gold, was formed to review and make recommendations to the Board regarding the Benun litigation.

The Marketing Committee, consisting of Eli Arenberg and Morris Gindi, was formed to review and make recommendations to the Board regarding sales and marketing. The Marketing Committee held one meeting in Fiscal 1996.

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

In Fiscal 1996, all of the directors attended at least 75% of the aggregate of the total number of meetings of the Board and committees of which they were members.

Directors Compensation

Non-employee members of the Board receive (i) an annual fee of $10,000, (ii) a $2,500 annual fee for serving on each committee of the Board with the Chairman thereof receiving a $3,500 annual fee, and (iii) a meeting fee of $750 for each meeting attended in person and $250 for each meeting attended telephonically. In addition, under the Company's Incentive Plan non-employee directors each received options pursuant to a formula with certain vesting requirements to purchase up to 22,000 Common Shares. The Incentive Plan also provides for the grant of an immediately exercisable option to purchase 1,000 Common Shares on each anniversary of the original grant.

                              EXECUTIVE OFFICERS

The names of the current executive officers of the Company together with certain biographical information for each of them (other than Mr. Lampert and Mr. Jackel for whom biographical information is provided above) is set forth below:


Name of Executive Offcer       Age   Positions and Offices with the Company

Eli Shoer                       49   Executive Vice President of the Company
Brian F. King                   43   Vice President of Corporate and Strategic
                                     Development and Managing Director of
                                     Concord Camera HK Limited.
Lawrence Pesin                  51   Vice President Global Marketing

Len Easterbrook                 64   Managing Director, Europe

Joseph R. Fusco                 40   Vice President North American Sales

George Erfurt                   52   Vice President National Account Manager

Barry M. Shereck                54   Vice President and Chief Financial Officer

Harlan I. Press                 32   Chief Accounting Officer



Eli Shoer is Executive Vice President of the Company and has held such position since August 1995. From April 1991 to August 1994 Mr. Shoer was Director of Operations of Concord HK and managed the Company's manufacturing facilities in the Far East. Mr. Shoer worked as Senior Vice President for Operations of Keystone Camera Corporation from November 1990 through February 1991.

Brian F. King is currently Vice President of Corporate and Strategic Development and Managing Director of Concord Camera HK Limited and has held such positions since August 1996. Mr. King joined the Company in March 1996 as Vice President of Corporate and Strategic Development. From June 1991 through February 1996, Mr. King was Managing General Partner of Cripple Creek Associates, a partnership that built and operated two casinos in Cripple Creek, Colorado.

Lawrence Pesin was appointed Vice President Global Marketing in February 1996. From December 1993 to January 1996 Mr. Pesin was Executive Vice President of Pavion, Ltd., a cosmetics and fragrances manufacturer. From April 1992 to December 1993 Mr. Pesin was Chief Executive Officer of Alfin Inc., an American Stock Exchange listed manufacturer of cosmetics and fragrances. From December 1983 to April 1992, Mr. Pesin was Chief Executive Officer of Colonia Inc. an international fragrance and cosmetics company.

Len Easterbrook is Managing Director/General Manager-European Operations and has held such position since July 1995. Mr. Easterbrook joined the Company in 1990 as Managing Director of Concord (UK) Ltd. and held such position until 1993. From 1993 until July 1995, Mr. Easterbrook was Managing Director of Trade Quota Ltd., a specialist marketing company dealing with Eastern Europe.

Joseph R. Fusco was appointed Vice President North American Sales in July 1996. From August 1993 to June 1996 Mr. Fusco was Director of Sales for Sansui USA, Inc., the American consumer sales and marketing division of Sansui International, a distributor of consumer electronic products. From August 1991 to August 1993, Mr. Fusco was Vice President of Sales and Marketing at Avenues, a manufacturer and importer of leather cases and business planners.

George Erfurt is Vice President National Accounts Manager, a position which he assumed in July 1996. Mr. Erfurt joined the Company in 1991 and has held several management positions with the Company. Including Managing Director/General Manager-Americas. Prior to joining the Company, he was Executive Vice President of Sales and Marketing for Keystone Camera Corp.

Barry M. Shereck was appointed Vice President and Chief Financial Officer of the Company effective August 5, 1996. From August 1995 to August 1996, Mr. Shereck was a Managing Director of Spring Investment Corporation, a private management company and a director of Greater China Corporation, its major client company. From February 1992 to August 1995, Mr. Shereck was Vice President and Chief Financial Officer of Tyco Playtime, Inc., a subsidiary of Tyco Toys, Inc.

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

Section 16. Reporting Obligations

The  following  officers and  directors of the Company  filed late reports under
Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act") during the period July 1, 1995 through June 30, 1996: (i) Lawrence Pesin, Vice President-Global Marketing, late filing of a Form 5 due August 15, 1996, reporting a grant of options to purchase 60,000 shares of the Company's Common Stock; (ii) Brian King, Vice President, late filing of a Form 5 due August 15, 1996, reporting a grant of options to purchase 60,000 shares of the Company's Common Stock; and (iii) Steve Jackel, President and Chief Operating Officer, late filing of a Form 5 due August 15, 1996, reporting a grant of 100,000 shares of restricted stock which was not reported on Mr. Jackel's Form 3. There are no known failures to file a required report for any of the Company's reporting persons during such time period.



Item 11.
                            EXECUTIVE COMPENSATION


I. SUMMARY COMPENSATION TABLE

                                                                     Long Term
                                                                     Compensation
                                                                     Awards
                        Annual Compensation
          (a)             (b)        (c)         (d)        (e)           (g)          (i)
                                                                      Securities
                                                        Other Annual  Underlying    All Other
                         Fiscal    Salary       Bonus   Compensation   Options     Compensation
Name and Principal       Year       ($)         ($)        ($)           (#)          ($)
Position

Ira B. Lampert          1996     $551,282     $100,000  $220,432 (1) 245,000 (13)  $18,289(6)
 Chief Executive
 Officer, and Chairman
                        1995       495,515      --      196,648 (2)  600,000 (4)(5)11,477 (6)

                        1994       475,000      --      78,475 (3)   340,000       47,200 (7)

Steve Jackel            1996       377,346     25,000   36,237 (8)   300,000 (13)  38,631 (6)
 Chief Operating
 Officer, President
                        1995        87,500      --      7,500 (8)    100,000         --
                        1994         --         --        --           --            --

Eli Shoer               1996       214,039     42,000  75,000 (9)   10,000 (13)     --
 Director of Operations
 Concord HK
                        1995     207,037        --      66,850 (9)   150,000 (4)     --

                        1994     200,000        --      60,000 (9)   25,000          --

Gary M. Simon (11)      1996     205,288       26,250     --           --          2,261 (6)
 Chief Financial Officer,
  Secretary and Treasurer
                        1995     175,000        --      16,800 (10)  190,000 (4)   2,260 (6)

                        1994     151,923       37,500     --           --          2,260 (6)

George Erfurt           1996     175,657 (12)   --        --           --            --
 Managing Director-
 Americas
                        1995     208,184 (12)  20,000   4,800 (10)     --            --

                        1994     178,692 (12)   --      4,800 (10)     --            --



  (1) Includes $35,012, $122,775 and $54,461 paid for and to Mr. Lampert for an auto lease and costs, reimbursement of taxes and partial housing costs respectively.
  (2) Includes $46,558, $102,740 and $47,350 paid for and to Mr. Lampert for an auto lease and costs, reimbursement of taxes and partial housing costs respectively.
  (3) Includes $24,260, $25,179 and $22,210 paid for and to Mr. Lampert for an auto lease and costs, reimbursement of taxes and partial housing costs respectively.
  (4) These options include options previously issued, canceled, repriced and re-issued during Fiscal 1995.
  (5) Does not include 150,000 options contingent upon the consummation of an acquisition described in Mr. Lampert's employment agreement.

  (6) Represents amount paid by the Company for insurance premiums.
  (7) Includes $25,208 paid by the Company for insurance premiums and $21,992 paid to Mr. Lampert for consulting fees and expenses in connection with consulting services provided by Mr. Lampert pursuant to the Company's consulting agreement with WEI, which terminated upon Mr. Lampert's employment with the Company.
  (8) Represents $27,414 and $8,823 paid to Mr. Jackel for an auto lease and costs and travel expenses reimbursed to Harjac Consulting respectively. For 1995, represents amounts paid to Harjac for auto expenses.
  (9) Represents housing allowance paid to Mr. Shoer for living arrangements in the Far East.
(10)  Represents payment for auto allowances.
(11)  Mr. Simon resigned from the Company effective July 31, 1996.
(12) Includes sales commissions of $51,233 in fiscal 1996, $118,184 in 1995 and $88,692 in 1994.
(13) Includes shares purchased from the Company for $5.375 per share by a loan from the Company and evidenced by full recourse promissory note secured by the Common Stock, and does not include an equal number of shares underlying a contingent restricted stock award ("restricted stock award") which vest as follows:
      33 1/3% upon the Common Stock reaching a market price of $10.00 by August 31, 1997; 66 2/3% upon the Common Stock reaching a market price of $15.00 by February 28, 1999; and 100% upon the Common Stock reaching a market price of $20.00 by August 31, 2000.



II.   OPTION GRANTS IN FISCAL 1996

                                           Individual Grants
(a)               (b)         (c)          (d)         (e)            (f)           (g)       (h)
                                                                                    Potential Realizable
                                                                                    Annual Value at
                                                                                    assumed Rates of Stock
                                                                                    Price Appreciation for
                                                                                    Option Term
                                                                                    -----------
                  Number of   % of Total
                  Securities  Options                  Market Price of
                  Underlying  Granted to   Exercise    Common Stock
Name of Executive Options     Employees in Price       On Date of GranExpiration
Officer           Granted     1996 (1)     ($/Sh)      ($/sh) (2)     Date          5% ($)    10%($)

Ira B. Lampert    245,000 (4) 25.51%       $5.375        --           Aug. 23, 2006 828,176   2,098,760
- --------------    ----------- ------       ------      ----           ------------- -------   ---------
Steve Jackel      200,000      (3)         $4.00         --           Feb. 15, 2006 503,116   1,274,994
- ------------      -------     ----         -----       ----           ------------- -------   ---------
                  100,000 (4) 10.41%       $5.375        --           Aug. 23, 2006 338,031      856,637
Eli Shoer          10,000 (4)  1.04%       $5.375        --           Aug. 23, 2006  33,803       85,664
Gary M. Simon (5)  25,000 (4)  2.60%       $5.375        --           Aug. 23, 2006  84,508     214,159
George Erfurt       2,000 (4)  0.21%       $5.375        --           Aug. 23, 2006    6,761      17,133



(1) The Company granted incentive stock options under the Company's Incentive Plan to purchase an aggregate of 960,500 shares.
(2) The market price on date of grant was either above or equal to the option price on the date of the grant.

(3) Mr. Jackel's grant of stock options is under separate plan and is not issued under the Company's Incentive Plan.

(4) Represents shares purchased for $5.375 per share by a loan from the Company and evidenced by a full recourse promissory note secured by the common stock, and does not include an equal number of shares underlying a restricted stock award.
(5)   Mr. Simon resigned from the Company effective July 31, 1996.




III.  AGGREGATED OPTION EXERCISES IN FISCAL 1996 AND FISCAL YEAR-END
      OPTION VALUES

(a)                (b)        (c)                (d)                     (e)
                 Shares                 Number of Securities   Value of Unexercised In-the-
                Acquired               Underlying Unexercised  Money Options at FY End
                   on        Value      Options at FY End (#)           ($)(1)
                 Exercise   Realized
                --------   --------
Name               (#)        ($)      Exercisalbe Unexercisable Exercisable Unexercisable



Ira B. Lampert     --         --        400,000     595,000 (2)    --           --

Steve Jackel       --         --         82,224     317,776       3,125         --

Eli Shoer          --         --        150,000      10,000        --           --

Gary M. Simon      --         --        142,000      48,000        --           --

George Erfurt      --         --         25,000       2,000        --           --



(1) The closing price of the Company's Common Stock at 1996 Fiscal Year end was $3.125.
(2) Mr. Lampert's grants of stock options include a grant of 150,000 shares at $6.00 that is contingent upon the consummation of an acquisition described in Mr. Lampert's employment agreement.
(3)   Mr. Simon resigned from the Company effective July 31, 1996.

Executive Employment Contracts, Termination of Employment and Change in Contract Arrangements

The employment agreement between the Company and Ira B. Lampert effective July 1, 1993 was amended and restated as of September 1, 1994 (the "Lampert
Agreement"). The Lampert Agreement provides that Mr. Lampert serve in the additional capacities of Chairman and Chief Executive Officer of the Company. The Lampert Agreement provides for an annual salary of $500,000, has a term of four years and provides for automatic one year renewals, unless prior written notice is given by either party. Under the Lampert Agreement, Mr. Lampert's grant of an option to purchase 340,000 Common Shares was amended and restated to an exercise price of $4.00 per share, of which 240,000 are presently exercisable with the balance exercisable in allotments of 12,500 on each November 30, February 28 (or February 29 as the case may be), May 31 and August 31 until exercisable as to the entire amount. Such shares have anti-dilution provisions and are exercisable through July 2003. In addition, the Lampert Agreement granted Mr. Lampert an additional option to purchase 260,000 Common Shares at an exercise price of $4.00 per share, of which 160,000 are presently exercisable with the balance exercisable in allotments of 12,500 on each November 30,

February 28 (or February 29 as the case may be), May 31 and August 31 until exercisable as to the entire amount. Such shares also have anti-dilution provisions and are exercisable through September 2004. The Lampert Agreement prohibits Mr. Lampert from competing with the Company for a one year period upon expiration of the Lampert Agreement. The Lampert Agreement also provides that if the Company consummates an acquisition identified in the Lampert Agreement during Mr. Lampert's term of employment with the Company, Mr. Lampert will receive a cash bonus of $300,000 and will be granted an option to purchase 150,000 Common Shares at an exercise price of $6.00 per share.

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

Effective June 1, 1994, the Company entered into an employment agreement with Gary M. Simon whereby Mr. Simon was employed as Chief Financial Officer and Treasurer of the Company. The Agreement is for a term of three years and provided for an annual salary of $175,000. Under the Agreement Mr. Simon was granted an option to purchase 30,000 Common Shares at an exercise price of $3.00 per share, 7,500 of which were presently exercisable with the balance exercisable in allotments of 7,500 after the completion of the first, second and third years of his term of employment. In addition, Mr. Simon was granted a presently exercisable option to purchase 40,000 Common Shares at $3.00 per share; and 120,000 Common Shares at an exercise price of $4.00 per share which options vest as follows: 24,000 on June 1, 1995; 48,000 on June 1, 1996; and 48,000 on June 1, 1997. Options to purchase 50,000 Common Shares granted to Mr. Simon prior to June 1, 1994 were canceled. Mr. Simon's employment agreement prohibits Mr. Simon from competing with the Company for a one year period upon termination of such employment agreement. Mr. Simon resigned from the Company effective July 31, 1996. In accordance with Mr. Simon's employment agreement all outstanding options will be canceled 90 days from the effective date of his termination.

As of January 1, 1996, the Company and Steve Jackel entered into an Employment Agreement, (the "Jackel Agreement"), whereby Mr. Jackel is employed as President and Chief Operating Officer of the Company. Prior to entering into the Jackel Agreement, Mr. Jackel rendered consulting services to the Company pursuant to a Consulting Agreement, dated May 1, 1995, between the Company and Harjac Consulting Corp., a corporation owned by Mr. Jackel, which agreement was terminated upon the effective date of the Jackel Agreement. The Jackel Agreement provides for an annual salary of $400,000, has a term of three years commencing on January 1, 1996 and provides for automatic one-year renewals unless prior written notice is given by either party. Pursuant to the Jackel Agreement, Mr. Jackel was granted stock options to purchase 200,000 shares of the Company's Common stock at an exercise price of $4.00 per share, of which approximately 82,224 were exercisable as of September 26, 1996, with the balance becoming exercisable in equal allotments on the Thursday of each successive week after September 26, 1996, through and including December 31, 1998, as of which date such options shall be exercisable as to the entire 200,000 shares. The options contain anti-dilution provisions and are exercisable through February 15, 2006. The options were granted pursuant to an Option Agreement between Steve Jackel and the Company, dated as of February 15, 1996, and were not granted pursuant to the Company's Incentive Plan. The Jackel Agreement prohibits Mr.

Jackel from competing with the Company for at least one year following the termination of Mr. Jackel's employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of September 16, 1996 with respect to (i) those persons or groups known to the Company to beneficially own more than 5% of the Common Stock, (ii) each of the directors and nominees of the Company, (iii) the Company's executive officers named in the summary compensation table, and (iv) for the Company's directors and executive officers as a group:

Name and Address of                       Amount and Nature of     Percent
 Beneficial Owner                        Beneficial Ownership(1) of Class(1)

(i) Beneficial Owners of More than 5%
 of the Common Shares
Theodore H. Kruttschnitt..................   1,205,000              11.1%
- ------------------------                     ---------              -----
 1350 Bayshore Blvd Suite 850
 Burlingame, California 94010
VC Holdings, Inc. (2).....................     927,306              8.5%
- ---------------------                          -------              ----
 250 Park Avenue
 New York, New York 10017
Jack Silver (3)...........................     785,333(3)           7.2%
- ---------------                                ----------           ----
 c/o Silverman, Collura & Chernis, P.L.
 381 Park Avenue South
 New York, New York 10016
Deltec Asset Management...................     639,025              5.9%
- -----------------------                        -------              ----
 535 Madison Avenue
 New York, New York 10022

(ii) Directors and Nominees of the Company
Ira B. Lampert............................   1,270,000(4)           11.7%
- --------------                               ------------           -----
 Concord Camera Corp.
 35 Mileed Way
 Avenel, New Jersey 07001
Steve Jackel..............................     500,000(5)           4.6%
- ------------                                 ------------           ----
 Concord Camera Corp.
 35 Mileed Way
 Avenel, New Jersey 07001

Name and Address of                       Amount and Nature of     Percent
 Beneficial Owner                         Beneficial Ownership(1)of Class(1)

Eli Arenberg..............................      54,500(7)             *
- ------------                                    ---------             -
 9578 Harbour Lake Circle
 Boynton Beach, Florida 33437
Joel L. Gold..............................      32,500(6)             *
- ------------                                    ---------             -
L.T. Lawrence & Co. Inc.
- ------------------------
 3 New York Plaza

 New York, New York 10004
Morris Gindi..............................      22,000(7)             *
- ------------                                    ---------             -
 Notra Trading, Inc.
 One Woodbridge Center
 Woodbridge, NJ 07095
J. David Hakman...........................      22,000(7)             *
- ---------------                                 ---------             -
 Hakman & Co., Inc.
 Suite 300
 1350 Bayshore Highway
 Burlingame, CA 94010
Ira. J. Hechler...........................     468,000              4.3%
- ---------------                                --------             ----
 Ira J. Hechler and Associates
 45 Rockefeller Plaza
 New York, New York 10111
Kent M. Klineman..........................      94,400(6)             *
- ----------------                                ---------             -
 c/o Klineman Assoc., Inc.
 1270 Avenue of the Americas
 New York, NY 10020
(iii) Executive Officers
Gary M. Simon.............................     190,000(7)           1.7%
- -------------                                  ----------           ----
 Concord Camera Corp.
 35 Mileed Way
 Avenel, New Jersey 07001
Eli Shoer.................................     170,000(8)           1.6%
- ---------                                      ----------           ----
 Concord Camera Corp.
 35 Mileed Way
 Avenel, New Jersey 07001
Brian F. King.............................     115,000(9)           1.1%
- -------------                                  ----------           ----
 Concord Camera Corp.
 35 Mileed Way
 Avenel, New Jersey 07001
Lawrence Pesin............................     115,000(9)           1.1%
- --------------                                 ----------           ----
 Concord Camera Corp.
 35 Mileed Way
 Avenel, New Jersey 07001




Name and Address of                       Amount and Nature of     Percent
 Beneficial Owner                         Beneficial Ownership(1)of Class(1)

Barry M. Shereck..........................      60,000(7)             *
- ----------------                               ----------             -
 Concord Camera Corp.
 35 Mileed Way
 Avenel, New Jersey 07001
Joseph R. Fusco...........................      60,000(7)             *
- ---------------                                ----------             -
 Concord Camera Corp.

 35 Mileed Way
 Avenel, New Jersey 07001
George Erfurt.............................      40,000(10)            *
- -------------                                  -----------            -
 Concord Camera Corp.
 35 Mileed Way
 Avenel, New Jersey 07001
Harlan Press..............................      10,000(7)             *
- ------------                                    ---------             -
 Concord Camera Corp.
 35 Mileed Way
 Avenel, New Jersey 07711
(iv) All executive officers and
  directors as a group (14 Persons).......   3,223,400              29.6%
- -----------------------------------          ---------              -----
 *Indicates less than 1%.

(1) All information is as of September 16, 1996 and was determined in accordance with Rule 13d-3 under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the Commission. As of September 16, 1996, the Company had issued and outstanding 10,882,973 Common Shares, the Company's only class of voting securities outstanding. Unless otherwise indicated, beneficial ownership disclosed consists of sole voting and dispositive power.

(2) VC Holding, Inc. is the sole manager and holds 100% of the voting interests of Venture Capital Equities, L.L.C. Dominion Capital, Inc. contributed all of its interests in a specified portfolio of investments, including the above described Company securities to Venture Capital,L.L.C.

(3) Mr. Silver's holdings include shares held by Mr. Silver or his wife for the benefit of his children and 426,000 shares held by Siar Money Purchase Plan. In addition, Mr. Silver holds warrants to purchase 58,333 shares of the Company's common stock.

(4) Represents 30,000 shares purchased in the open market, 245,000 shares purchased for $5.375 per share by a loan from the Company and evidenced by a full recourse promissory note secured by the common stock, 245,000 shares underlying a restricted stock award, 600,000 shares underlying stock options, and 150,000 shares underlying contingent stock options.

(5) Represents 100,000 shares purchased for $5.375 per share by a loan from the Company and evidenced by a full recourse promissory note secured by the common stock, 100,000 shares underlying a restricted stock award, and 300,000 shares underlying stock options.

(6) Represents Common shares purchased in the open market, and 22,000 shares underlying stock options.

(7)   Represents Common shares underlying stock options.

(8) Represents 10,000 shares purchased for $5.375 per share by a loan from the Company and evidenced by a full recourse promissory note secured by the common stock, 10,000 shares underlying a restricted stock award, and 150,000 shares underlying stock options.

(9) Represents 27,500 shares purchased for $5.375 per share by a loan from the Company and evidenced by a full recourse promissory note secured by the common stock, 27,500 shares underlying a restricted stock award, and 60,000 shares underlying stock options.

(10) Represents 1,000 shares purchased in the open market, 2,000 shares purchased for $5.375 per share by a loan from the Company and evidenced by a full recourse promissory note secured by the common stock, 2,000 shares underlying a restricted stock award, and 25,000 shares underlying stock options.

Item 13. Certain Relationships and Related Transactions

In connection with Ira J. Hechler's purchase of Common Shares in a private placement completed on December 31, 1992 (the "Private Placement"), the Company, Mr. Benun and Mr. Hechler entered into a certain Management Agreement, dated December 31, 1992 (the "Management Agreement"), which provided among other matters that (i) Mr. Benun would retain, on and after the closing of a proposed loan facility with a new lender, his position as Chairman and Chief Executive Officer of the Company (Mr. Benun's employment with the Company was terminated on July 13, 1994), (ii) Mr. Benun would propose, at any Meetings to elect directors, a slate consisting of nominees for director chosen by Mr. Hechler (the "Hechler Nominees"), Mr. Benun and other members of whom a majority would, to the extent practical, be new "unaffiliated" or "independent" members of the Board, (iii) Mr. Benun would vote all Common Shares over which he had sole voting power on the date of the Management Agreement or acquired thereafter in favor of the Hechler Nominees for election to the Board at all Meetings to Elect Directors, (iv) Mr. Hechler would vote or cause to be voted all Common Shares over which he has sole voting power on the date of the Management Agreement or acquired thereafter and all Common Shares purchased by him or his designee in the Private Placement in favor of Mr. Benun's nominees at all meetings to elect directors, (v) neither Mr. Benun nor Mr. Hechler, Hechler & Associates or any of their respective affiliates (the "Hechler Group"), without the consent of two-thirds of the Board, from December 31, 1992 through December 1, 1994 would
(a) solicit proxies with respect to securities of the Company or become a "participant" in any "election contest" relating to the election of directors of the Company (as such terms are used in Rule 14a-11 of Regulation 14A under the Exchange Act), or seek to advise or influence any person or entity with respect to the voting of any voting securities of the Company, (b) make any public announcement with respect to, or submit a formal proposal for a transaction between any member of the Hechler Group and the Company or any of its securities holders except proposals recommending transactions in the ordinary course of the Company's business, (c) act to seek control of management, Board or policies of the Company except in any such person's capacity as a director, or (d) form, join or participate in a group for purposes of any transactions referred to in
(a), (b), or (c) above, and (vi) the Warrant be amended (a) to extend the exercise period of the Warrant until December 1, 1993, (b) to eliminate the mandatory exercise and early termination provisions of the Warrant and (c) provide that the purchase by all purchasers in the Private Placement will not trigger the anti-dilution provisions of the Warrant. The Company believes that Mr. Benun no longer has any rights under the Management Agreement to nominate directors of the Company. Mr. Benun has asserted that he continues to have such rights and intends to enforce them. An action brought by Benun in Fiscal 1995 to enforce such rights was dismissed in Fiscal 1996.

At June 30, 1996 the Company was indebted to Mr. Benun for certain loans made by him to the Company in the principal amount of $100,000, which amount bears interest at a rate per annum equal to 2% over CIT's prime lending rate. The Company incurred approximately $11,000 in interest expense in Fiscal 1996 in connection with the loans from Mr. Benun and suspended payment of the loans because the Company believes that it has valid claims against Mr. Benun vastly in excess of said loans. The Company believes that any amounts which may otherwise have been due Mr. Benun will be offset by the amounts which Mr. Benun will be found to owe the Company when all claims by the Company against Mr. Benun are finally arbitrated or adjudicated. [See "Litigation"]

The Company and Mr. Benun entered into and executed a Pledge Agreement on each of March 7, and April 6, 1994 to secure the prompt payment of any liability to the Company that Mr. Benun may incur as a result of the matters then under investigation. Mr. Benun was terminated as Chief Executive Officer on July 14, 1994. The Company holds 30,770 shares of the Company's Common Stock owned by Mr. Benun and pledged to the Company in connection with the Pledge Agreement.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a) (1) and (2) Financial Statements and Financial Statement Schedule
The following consolidated financial statements of the Company and the notes thereto, the related reports thereon of the certified public accountants, and financial statement schedule, are filed under Item 8 of this Report:

(a) (1) Financial Statements
                                                                Page
Independent Auditors' Reports.................................   F-1
Consolidated Balance Sheets at June 30, 1996 and 1995.........   F-3
Consolidated Statements of Operations for the years ended
 June 30, 1996, 1995 and 1994.................................   F-4
Consolidated Statements of Cash Flows for the years ended
 June 30, 1996, 1995 and 1994.................................   F-5
Consolidated Statements of Stockholders' Equity for the
  years ended June 30, 1996, 1995 and 1994....................   F-6
Notes to Consolidated Financial Statements....................   F-7

(2) Financial Statement Schedule
Schedule II--Valuation and Qualifying Accounts and Reserves...  F-26

All other financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the instructions to Item 8 or are inapplicable, and therefore have been omitted.

(3) Exhibits:

Exh. No.                                                                Page
  3.1  Certificate of Incorporation of the Company(1)................
  3.2  Amendments to Certificate of Incorporation of the Company(1)..
  3.3  Amendment No. 4 to Certificate of Incorporation of the Company(3)
  3.4  Restated By-Laws of the Company ..............................
  4.1  Form of Common Stock Certificate(1) ..........................
  9.1  Voting Agreement, dated as of November 7, 1995, as amended, among Ira B. Lampert, Eli Shoer, George Erfurt, Steve Jackel,
       Arthur Zawodny, Brian King, and Lawrence Pesin(16)............
 10.1  Settlement Agreement between the Company and the Commission effective September 1, 1994(11)..............................
 10.2  Employment Agreement between the Company and Ira B. Lampert, dated as of July 15, 1993(6).................................
 10.3  Employment Agreement between the Company and Gary M. Simon dated as of June 1, 1994(11).................................
 10.4  Employment Agreement between Concord France and Jean Louis Vinant dated as of July 1, 1994(11).................................

Exh. No.                                                                Page
 10.5  Employment Agreement between Concord UK and Mark Easterbrook dated as of January 1, 1994(10)..............................
 10.6  Employment Agreement between the Company and Mark Welland dated as of March 1, 1993(5) ................................
 10.7  Employment Agreement between the Company and Hans Dieter Kuehn dated as of April 1, 1993(6) ................................
 10.8  Employment  Agreement between the Company and Eli Shoer dated as of
       July 1, 1993(6) 10.9 Pledge Agreement between the Company and Benun dated as of March 7, 1994(10)................................
10.10  Pledge Agreement  between the Company and Benun dated as of
       April 6, 1994 (10) ..........................................
10.11 Compensation Trade Agreement between Concord HK and Shenzhen Baoan Contat Camera Factory and translation dated November 23, 1993(7)
10.12 Processing Trade Agreement, dated October 28, 1986, between Concord Camera Enterprises Company Ltd. and Baoan County Foreign Trade Company and Concord Electronic Factory Henggang, Baoan County and
       translation(1)...............................................
10.13  Filing Certificate for Joint Venture, Cooperative Venture,
       Compensation Trade and Foreign-Related Processing and
       Assembly Agreements (Contracts) issued by the Foreign economic
       Relations Office People's Government of Baoan County, Shenzhen
       November 1, 1986 and translation(1)..........................
10.14  Processing and Assembly Contract, dated July 25, 1987, between
       Concord Camera Enterprises Company Ltd. and Baoan County
       Foreign Trade Company and Concord Electronic Factory,
       Henggang, Baoan County and translation(1) ...................
10.15  Processing Trade Agreement, dated September 6, 1985, between
       Dialbright Company Limited and Baoan County Foreign Trade
       Company and Dialbright Electronic Factory, Henggang,
       Baoan County and translation(1)..............................
10.16  Filing Certificate for Joint Venture, Cooperative Venture,
       Compensation Trade and Foreign-Related Processing and Assembly
       Agreements (Contracts) issued by the Foreign Economic Relations
       Office, People's Government of Baoan County, Shenzhen
       on September 12, 1985 and translation(1) ....................
10.17  Notice Concerning the Approval of Import Projects issued by the
       Foreign Economic Relations Office, Baoan County, Shenzhen on
       September 12, 1985 and translation(1)........................
10.18  Supplementary Agreement, dated September 27, 1985, between
       Dialbright Company Limited and Baoan County Foreign Trade Company
       and Dialbright Electronic Factory, Henggang, Baoan County and translation(1)
10.19  Notice Concerning the Approval of Supplementary Agreement dated
       September 27, 1985 issued by the Foreign Economic Relations Office, Baoan
       County on October 4, 1985 and translation(1).................
10.20  Processing and Assembly Contract, dated September 27, 1985, between Dialbright Company Limited and Baoan County Foreign
       Trade Company and Dialbright Electronic Factory, Henggang,
       Baoan County and translation(1)..............................

Exh. No.                                                                Page
10.21  Supplementary Agreement, dated October 30, 1985, between
       Dialbright Company Limited and Baoan County Foreign Trade
       Company and Dialbright Electronic Factory, Henggang,
       Baoan County and translation(1) .............................
10.22  Processing and Assembly Contract, dated December 17, 1985, between Dialbright Company Limited and Baoan County Foreign
       Trade Company and Dialbright Electronic Factory, Henggang,
       Baoan County and translation(1) .............................
10.23  Processing and Assembly Contract between Dialbright Company
       Limited and Baoan County Foreign Trade Company and Dialbright
       Electronic Factory, Henggang, Baoan County and translation(1)
10.24  Supplementary Agreement, dated July 9, 1986, between Dialbright
       Company Limited and Baoan County Foreign Trade Company and
       Dialbright Electronic Factory, Henggang, Baoan County and
       translation(1)...............................................
10.25  Processing and Assembly Contract, dated July 11, 1986, between
       Dialbright Company Limited and Baoan County Foreign Trade
       Company and Dialbright Electronic Factory, Henggang, Baoan
       County and translation(1)....................................
10.26  Processing and Assembly Contract, dated August 14, 1986, between Dialbright Company Limited and Baoan County Foreign
       Trade Company and Dialbright Electronic Factory, Henggang,
       Baoan County and translation(1)..............................
10.27  Supplementary Agreement, dated August 26, 1986, between
       Dialbright Company Limited and Baoan County Foreign Trade
       Company and Dialbright Electronic Factory, Henggang, Baoan
       County and translation(1) ...................................
10.28  Agreement for the Provision of Land, Management Services
       and Labor between Company and Wan Kong Economic Development
       Corporation of Baoan County, dated July 10, 1988 (English
       Translation with Chinese Original attached)(2) ..............
10.29  Agreement between Dialbright and Development Corporation,
       Baoan County, dated September 23, 1988(2)....................
10.30  Agreement   between   Dialbright   and  Henggang   Economic   Development
       Corporation, dated September 23, 1988 and translation(2).....
10.31  Construction Works Contract between Concord Factory Henggang and Henggang Economic Development Corporation dated
       February 25, 1989 and translation(2).........................
10.32  Agreement between Concord HK and Baoan Henggang Joint Stock
       Investment Company, Ltd., dated February 15, 1993 and translation(4)
10.33 Contract for the Utilization of Land in Factory Construction between Concord HK and Henggang Investment Holdings Limited dated June 20, 1994 and translation..........................
10.34 Supplemental Agreement to the Contract for the Utilization of Land in Factory Construction between Concord HK and Henggang Investment Holdings Limited dated June 20, 1994 and translation

Exh. No.                                                                Page
10.35  Loan and Security Agreement between the Company,
       Concord-Keystone Sales Corp. and CIT dated March 30, 1994(9).
10.36  Loan Agreement between Concord HK and BOEA dated June 15, 1993(6)
10.37  Amendment to Loan Agreement between Concord HK and BOEA dated
       January 11, 1994(8)..........................................
10.38  Incentive Plan, effective November 29, 1993(13) ..............
10.39  Amended and restated 1988 Stock Option Plan(4) ...............
10.40  Third Extension and Amendment of Lease dated April 18, 1994 by and between  Howard H. Gelb and Eunice Gelb and the Company(11)...........
10.41  Employment Agreement between the Company and Eli Shoer dated as of October 1, 1994(12)....................................
10.42  Employment Agreement between the Company and Gary Kaess dated as of November 1994(12) ...............................
10.43  Amended and Restated Employment Agreement between Concord
       Camera HK Limited and Arthur Zawodny dated as of October 21,
       1994(12).....................................................
10.44  Consulting Agreement between the Company and Harjac Consulting, Inc., dated as of May 1, 1995(13)..................................
10.45 First Amendment to Revolving Line of Credit and Security Agreement between the Company and the Bank of East Asia Limited, New York Branch
       (14) ..............
10.46  Employment Agreement between the Company and Steve Jackel dated as of
       January 1, 1996. (15)  .......................................
21.    List of Subsidiaries of Company(6) ...........................
27.    Financial Data schedule ......................................

The Financial Statement Schedules required to be filed pursuant to this Item 14(d) are listed above.

(1) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to Company's Registration Statement on Form S-18 (No. 33-21156), declared effective July 12, 1988, and is incorporated herein by reference.
(2) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to Company's annual report on Form 10-K for the fiscal year ended June 30, 1989 and is incorporated herein by reference.
(3) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to Company's interim report on Form 8-K dated May 29, 1992 and is incorporated herein by reference.
(4) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-1 (33-59398), filed with the Commission on March 11, 1993, and is incorporated herein by reference.
(5) This document has been previously filed as Exhibit 10.46 to Amendment No. 2 to the Company's Registration Statement on Form S-1, filed June 1, 1993, and is incorporated herein by reference.
(6) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1993 and is incorporated herein by reference.
(7) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to the Company's interim report on Form 8-K dated November 23, 1993 and is incorporated herein by reference.

(8) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended December 31, 1993 and is incorporated herein by reference.
(9) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to the Company's interim report on Form 8-K dated March 30, 1994 and is incorporated herein by reference.
(10) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1994 and is incorporated herein by reference.
(11) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to the Company's annual report on Form 10-K for the Fiscal Year ended June 30, 1994 and is incorporated herein by reference.
(12) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to the Company's quarterly report on Form 10-Q for the Fiscal period ended March 31, 1995 and is incorporated herein by reference.
(13) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to the Company's annual report on Form 10-K for the Fiscal Year ended June 30, 1995 and is incorporated herein by reference.
(14) This document has been previously filed with the Securities and Exchange Commission as a Form 10- Q for the Fiscal period ended September 30, 1995 and is incorporated herein by reference.
(15) This document has been previously filed with the Securities and Exchange Commission as a Form 10- Q for the Fiscal period ended March 31, 1996 and is incorporated herein by reference.
(16) This document has been previously filed with the Securities and Exchange Commission as an exhibit to a Schedule 13D filed on November 17, 1995.

                        INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
 Concord Camera Corp.
Avenel, New Jersey

      We have audited the consolidated balance sheets of Concord Camera Corp. and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index in Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concord Camera Corp. and subsidiaries as of June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

MetroPark, New Jersey
September 12, 1996

                        INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
 Concord Camera Corp.
Avenel, New Jersey

      We have audited the accompanying consolidated statement of operations of Concord Camera Corp. and subsidiaries and the related consolidated statements of stockholders' equity and cash flows for the year ended June 30, 1994. Our audit also included the financial statement schedule listed in the Index in Item 14. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated results of operations of Concord Camera Corp. and its subsidiaries and their cash flows for the year ended June 30, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Parsippany, New Jersey
September 23, 1994



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Concord Camera Corp.
Consolidated Balance Sheets


                                                                     June 30,
ASSETS                                                           1996         1995

Current Assets:
Cash                                                          $ 4,996,770  $ 4,533,216
Accounts receivable, net                                        7,550,408    8,589,790
Inventories                                                    17,491,615   18,865,323
Prepaid expenses and other current assets                       2,540,802    2,494,559
                                                             ------------  -----------
Total current assets                                           32,579,595   34,482,888
Plant and equipment, net                                       11,708,736   10,802,688
Goodwill, net                                                   1,510,197    1,678,629
Investment in joint ventures                                           --       91,984
Other assets                                                    4,051,268    3,132,566
                                                             ------------  -----------
Total assets                                                  $49,849,796  $50,188,755
                                                            ============= ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt                                               $ 6,368,972  $ 5,742,063
Current portion of long-term debt                                  29,552       24,836
Current obligations under capital leases                          570,899      788,165
Accounts payable                                                6,000,328    6,993,857
Accrued expenses                                                2,172,863    2,902,282
Income taxes payable                                               79,050      294,584
Other current liabilities                                         661,735      305,175
                                                             ------------   ----------
Total current liabilities                                      15,883,399   17,050,962
Deferred income taxes                                             442,889      484,842
Long-term debt                                                    430,589      264,432
Obligations under capital leases                                1,948,443      123,626
Other long-term liabilities                                       666,791          648
                                                             ------------  -----------
Total liabilities                                              19,372,111   17,924,510
                                                             ------------  -----------
COMMITMENT AND CONTINGENCIES







Stockholders' Equity:
Common stock, no par value, 20,000,000 authorized; 10,944,026 a39,361,89352636,935,174 of June 30,
1996 and 1995
Paid in capital                                                   850,786      850,786
Deficit                                                       (6,802,992)   (5,068,796)
Notes receivable arising from common stock purchase agreements(2,479,083)         --
                                                               30,930,604   32,717,164
Less: treasury stock, at cost; 63,553 shares                     (452,919)    (452,919)
                                                             -------------  -----------
Total stockholders' equity                                     30,477,685   32,264,245
                                                             -------------  -----------
Total liabilities and stockholders' equity                    $49,849,796  $50,188,755
                                                             ============= ============
See accompanying notes to consolidated financial statements.



CONCORD CAMERA CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   For the year ended June 30,
                                                1996           1995          1994
Net sales                                      $66,781,851   $62,139,346   $54,817,409
Cost of products sold                           49,292,625    41,983,967    37,683,699
                                              ------------  ------------  ------------

Gross profit                                    17,489,226    20,155,379    17,133,710

Selling expenses                                 7,570,658     7,298,038     5,569,292
General and administrative expenses              9,395,677     8,109,667     9,123,238
Financial expenses                               1,488,672     1,412,947     1,889,004
Other (income) expense, net                       (29,764)       154,534       220,866
Litigation and settlement costs                   718,359      1,864,183     1,153,011
                                              ------------  ------------  ------------

Income (loss) before income taxes              (1,654,376)     1,316,010     (821,701)

Provision for income taxes                         79,820        106,990      123,050
                                              ------------  ------------  ------------

Net income (loss)                             $ (1,734,196)  $ 1,209,020  ($   944,751)
                                              ============= ============ ==============

Income (loss) per common share                       ($0.1)        $0.12        ($0.09)
Weighted average number of common shares
outstanding                                     10,813,224    10,426,973    10,044,049
                                              ============  ============ ==============


See accompanying notes to consolidated financial statements.





Concord Camera Corp.
Consolidated Statements of Cash Flows
                                                                   For the year ended June 30,
                                                                   1996        1995       1994
Cash flows from operating activities:
Net income (loss)                                               ($1,734,196) $  1,209,02 ($ 944,751)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization                                     3,023,209    2,260,673  2,256,832
Undistributed earnings of joint venture                                  --         --      (65,997)
Net (gain) loss on sale of property & equipment                      19,881       (5,027)  (243,137)
Interest income on notes receivable arising from common
stock purchase agreements                                           (92,583)        --          --
Change in assets and liabilities:
(Increase) decrease in accounts receivable                        1,039,382     (100,129)   (792,939)
Decrease in inventories                                           1,373,708       241,695  1,391,971
(Increase) decrease in prepaid expenses and other current assets   (111,474)       45,507   (617,964)
(Increase) in other assets                                       (1,538,316)   (1,026,238)  (727,051)
Increase (decrease) in accounts payable                            (993,529)    1,556,925)(1,545,695)
Increase (decrease) in accrued expenses                            (729,419)      954,761   (846,628)
(Decrease) in payable to joint ventures                                  --         --       (24,344)
Increase (decrease) in income taxes payable                        (215,534)      110,113     53,065
Increase (decrease) in other current liabilities                    356,560        (2,159)   (85,928)
Increase (decrease) in deferred income taxes                        (41,953)      (24,348)   172,401
Increase (decrease) in other long-term liabilities                  666,143      (132,363)  (145,267)

Total adjustments                                                 2,756,075     3,879,410 (1,220,681)
                                                                -----------  ------------ -----------


Net cash provided by (used in) operating activities               1,021,879     5,088,430 (2,165,432)
                                                               ------------  ------------ -----------

Cash flows from investing activities:
Purchase of property, plant and equipment                        (2,531,327)   (2,260,503)(1,689,821)
Purchase of certificate of deposit                                       --         --    (1,000,000)
Proceeds from certificate of deposit                                     --         --     1,000,000








Proceeds from sale of long-term assets                            2,004,150        30,176   268,189
Decrease in investment in and advances to joint ventures             91,984        76,650    28,012
                                                               ------------  -------------- --------

Net cash (used in) investing activities                            (435,193)   (2,153,677)(1,393,620)
                                                               ------------- ------------- ----------

Cash flows from financing activities:
Net borrowings (repayments) under short-term debt agreements        626,909       (985,82)(1,361,420)
Proceeds from issuance of long-term debt                                 --         --     3,000,000
Net borrowings (repayments) of long-term debt                       170,873         --       (33,283)
Principal payments under capital lease obligations                 (961,133)     (810,370)(2,230,602)
Net repayments to shareholder                                            --         --      (305,170)
Net proceeds from issuance of common stock                           40,219          --    5,771,896

Net cash provided by (used in) financing activities                (123,132)   (1,796,195) 4,841,421
                                                               ------------- ------------- ---------


Net increase in cash                                                463,554     1,138,558  1,282,369


Cash at beginning of period                                       4,533,216     3,394,658  2,112,289
                                                               ------------  ------------- ---------

Cash at end of year                                              $4,996,770    $4,533,216 $3,394,658
                                                                 ==========  ============ ==========






See  accompanying  notes to  consolidated  financial  statements.  See note 17 -
Supplemental disclosure of cash flow information.



CONCORD CAMERA CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                              Common Stock                                                          Treasury stock


                                                                                     Notes
                                                                                     receivable
                                                                                     arising from
                                                                                     Common
                                Issued and                                           stock
                                Outstanding  Stated       Paid in                    purchase
                                shares       Value        capital     (Deficit)      agreements     Shares     Cost      Total

Balance as of  June 30, 1993    9,455,518    $31,146,67   $867,389    ($5,333,065)      --          63,553 ($452,919)   $26,228,080
Issuance of  stock                918,655     5,464,486    (16,603)        --           --             --        --       5,447,883
Exercise of stock options          52,800       324,013        --          --           --             --        --         324,013
Net (loss)                           --           --           --        (944,751)      --             --        --        (944,751)

Balance as of June 30, 1994    10,426,973   36,935,174     850,786     (6,277,816)      --          63,553  (452,919)    31,055,225
Net income                           --          --            --       1,209,020       --             --                 1,209,020

Balance as of June 30, 1995    10,426,973   36,935,174     850,786     (5,068,796)      --          63,553  (452,919)    32,264,245
Exercise of stock options         453,500    2,426,719         --          --       (2,386,500)        --        --          40,219
Interest on notes receivable
arising from Common Stock
purchase agreements                  --           --           --          --          (92,583)        --        --         (92,583)
Net (loss)                           --           --           --      (1,734,196)      --             --        --      (1,734,196)

Balance of June 30, 1996       10,880,473   $39,361,89    $850,786    ($6,802,992) ($2,479,083)     63,553 ($452,919)   $30,477,685
See accompanying notes to consolidated financial statements


CONCORD CAMERA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Concord Camera Corp. ("Concord") and its wholly-owned subsidiaries, Concord Camera HK Limited ("Concord HK") a Hong Kong corporation, Concord Camera GmbH ("Concord GmbH"), Concord Camera UK Ltd. ("Concord UK"), Starprint Corporation ("Starprint"), Concord-Keystone Sales Corporation ("Concord Keystone"), Concord Holding Corp. ("Concord Holding"), Concord Camera Canada a division of Concord Camera Illinois Corp. ("Concord Canada"), Concord Camera (Panama) Corp. ("Concord Panama"), Concord Camera (Hungary) ("Concord Hungary") commencing operations 1994, and Concord Camera France SARL ("France") commencing operations 1995 (collectively, the "Company"). All material intercompany balances and transactions have been eliminated.

The Company terminated the operations of Starprint, Concord Camera Canada Corp., and Concord Hungary during February of 1992, June 1995 and December 1995, respectively as part of its plan to consolidate its worldwide operations and focus more closely on its core business. The Company will continue to service customers throughout Canada and Hungary through Concord Canada and Concord UK, respectively.

Nature of Business

The Company is engaged in the design, manufacture, marketing and worldwide distribution of cameras and related accessories. Substantially all of the Company's products are assembled in the People's Republic of China ("PRC"). Consolidated sales to the Company's two largest customers in Fiscal 1996, 1995 and 1994 amounted to approximately $26,685,000 (40%), $15,759,000 (25.4%) and
$12,176,000 (22.2%) respectively. The Company believes that the loss of such customers would have a material effect on the Company and its subsidiaries taken as a whole. No other customer accounted for 10% or more of consolidated sales during the years ended June 30, 1996, 1995, and 1994.

Reclassifications

Certain   amounts   have  been   reclassified   to  conform  with  current  year
presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out basis.

Earnings (Loss) Per Share

Common stock equivalents were not included in the calculation of income (loss) per share for the fiscal years ended June 30, 1996, 1995, and 1994 because their effect was either anti-dilutive or immaterial.

Impact of Recently Issued Accounting Standards

In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of Fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

Plant and Equipment

Plant and equipment is stated at cost. Depreciation and amortization are computed based upon the estimated useful lives of the respective assets, using accelerated methods for income tax purposes and the straight-line method for financial reporting purposes. Small tools and accessories used in production in the PRC are charged to operations when purchased. Amortization of Assets recorded under Capital Leases are included in depreciation and Amortization expense.

Intangible Assets

Cost in excess of net assets acquired (goodwill) is being amortized on a straight-line basis over fifteen years. Accumulated amortization at June 30, 1996 and 1995 for such intangible asset is approximately $984,000 and $816,000, respectively.

Other Assets

Other Assets includes trademarks, patents, licensing fees, deposits, capitalized costs, and non current receivables Trademarks, patents, licensing fees and capitalized costs are amortized on a straight line basis over their estimated useful lives.

Advertising

Advertising costs are expensed as incurred and included in Selling Expenses. Advertising allowances and other discounts totaled $889,000, $829,000, and $587,000 in Fiscal 1996, 1995 and 1994, respectively.

Foreign Currency Remeasurement

The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, German Mark, British Pound Sterling, Hungarian Forints, French Francs, and Japanese Yen. Each of the
Company's foreign subsidiaries purchases its inventories in U.S. Dollars and sells them in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. Certain components needed to manufacture cameras are priced in Japanese Yen. The translation from the applicable currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Translation adjustments are not material. Gains or losses resulting from foreign currency transactions are included in "Other (income) expense, net" in the Consolidated Statements of Operations. For the fiscal years ended June 30, 1996, 1995, and 1994, consolidated other (income) expense, net includes approximately ($103,000),$57,000, and $22,000, respectively, of net foreign currency (gains) losses from remeasurement.

Forward Exchange Contracts

During the fiscal years ended June 30, 1996, 1995 and 1994, the Company's hedging activities were immaterial and, as of June 30, 1996, there were no forward exchange contracts outstanding. The Company continues to analyze the benefits and costs associated with hedging against foreign currency fluctuations.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Revenue Recognition

Revenues are recorded when the product is shipped to a customer, net of appropriate reserves for returns.

NOTE 2 -- ACCOUNTS RECEIVABLE:

Accounts receivable consist of the following:


                                                  June 30,
                                             1996          1995
Trade accounts receivable                   $8,943,993    $9,631,561
Less: Allowances for doubtful
accounts, discounts and allowances         (1,393,585)   (1,041,771)
                                           -----------   -----------
                                           $7,550,408     $8,589,790


NOTE 3 -- INVENTORIES:

Inventories are comprised of the following:



                                                   June 30,
                                             1996            1995
Raw materials and components                $ 7,743,884     $ 7,162,899
Finished goods                                9,747,731      11,702,424
                                            -----------      ----------
                                            $17,491,615     $18,865,323

During the fourth quarter of Fiscal 1996, the Company recorded inventory provisions totaling $3,035,000 on certain 35 millimeter camera products and related inventory. The Company has suspended production of certain 35 millimeter conventional camera models that it produced in the past and anticipate producing in the future. As a consequence, provisions for certain components as well as certain inventory related items for those models were recorded in order to reduce their carrying value to net realizable value.

NOTE 4 -- NOTE RECEIVABLE:

Included in other assets as of June 30, 1996 and 1995 is a note receivable for approximately $462,000 and $431,000, respectively, from Shenzhen Baoan Contat Camera Factory, a Chinese Company in settlement of an account receivable. The note is denominated in Chinese Renminbi payable in and is equal annual installments over five years and bears interest at 4% per annum.

NOTE 5 -- PLANT AND EQUIPMENT:

Plant and equipment consist of the following:


                                                              June 30,
                                                       1996             1995
Building and building under capital lease         $ 4,654,000      $ 2,685,278
Equipment and equipment under capital lease        12,822,689       12,371,625
Office furniture and equipment                      3,501,996        2,449,385
Automobiles                                           273,363          110,486
Leasehold improvements                                842,331        1,382,089
                                                  -----------      -----------
                                                   22,094,379       18,998,864
Less: Accumulated depreciation and amortization   (10,385,643)      (8,196,176)
                                                  $11,708,736      $10,802,688


NOTE 6 -- INVESTMENT IN JOINT VENTURES:

During the fiscal years 1991 through 1993, Concord HK maintained a 50% ownership interest in as many as eight joint ventures (the "Ventures"), the operations of which were based in the PRC and/or Hong Kong. Such Ventures provided various production materials and/or services to Concord HK. The Company has over the past several fiscal years, purchased the remaining ownership interest of the joint ventures whose operations were most significant to the Company's manufacturing process. In addition, over the past several fiscal years, the Company has sold or liquidated, or is in the process of liquidating, the other joint ventures. [See "Note 9 -- Asset Acquisitions and Dispositions"] The acquisition or disposition of such joint ventures is consistent with the Company's objective to consolidate its manufacturing operations in the PRC in order to better control manufacturing costs and quality of component parts produced. As of June 30, 1996, there were no active joint ventures.

Concord maintains a 50% ownership interest in a joint venture in Budapest, Hungary. During the quarter ended March 31, 1994 and because of the financial instability of the Company's joint venture partners, the joint venture ceased its operations. The remaining assets and liabilities of this joint venture are being liquidated. The Company has recorded provisions for any losses it may sustain as a result of the liquidation.

The Company continued its activities in Hungary through a wholly-owned subsidiary from the fourth quarter of Fiscal 1994 through the first quarter of Fiscal 1996. The Company currently utilizes an independent sales representative to service Hungary. The Company has recorded provisions for any losses it may sustain as a result of the liquidation.

Summarized combined financial information for unconsolidated joint ventures is as follows (in 000's):


                                                     June 30,
                                           1996        1995       1994
Balance sheet:
Assets                                     $127       $127       $178
Liabilities                                 102        102        134



                                                For the year ended
                                            1996       1995       1994
Income Statement:
Gross revenues                                --        $  2      $270
Gross profit                                  --           1       167
Net income (loss)                             --       ($ 11)     $ 50

NOTE 7 -- SHORT-TERM DEBT:

Short term debt is comprised of:


                                                         June 30,
                                                       (in 000's)
                                                     1996        1995
The Bank of East Asia - NY                         $1,696      $   547
The CIT Group/Credit Finance                        1,853        2,214
The Bank of East Asia - HK                          2,820        2,841
Other                                                 --           140
                                                   ------       ------
                                                   $6,369      $ 5,742
                                                   ======      =======

The Bank of East Asia, Limited New York ("BOEA NY")

On December 20, 1994, the Company obtained a one year, $1,500,000 revolving credit facility with BOEA NY. On September 20, 1995, the Company executed an amendment to its revolving line of credit with the BOEA NY to increase the credit facility to $3,000,000. The facility has also been extended to December 19, 1996. The BOEA NY Facility is secured by certain accounts receivable of the Company's Hong Kong operations and bears interest at 2% above BOEA NY's prime lending rate, which was 8.25% at June 30, 1996. Availability under the BOEA NY Facility is subject to advance formulas based on eligible accounts receivable with no minimum borrowing.

The CIT Group/Credit Finance, Inc ("CIT")

The Company has a $5,000,000 credit facility with CIT (the "CIT Facility") which expires on May 31, 1997. The CIT Facility is secured by accounts receivable, inventory and other related assets of the Company's United States operations and bears interest at 2% above CIT's prime lending rate, which was 8.25% at June 30, 1996. Availability under the CIT Facility is subject to advance formulas based on eligible inventory and accounts receivable with minimum borrowing of $2,000,000.

Bank of East Asia, Limited ("BOEA") -- Hong Kong

Concord HK has a credit facility (the "BOEA Facility") with BOEA that provides Concord HK with up to $6,900,000 of financing as follows: letters of credit and standby letters of credit up to $2,825,000, overdraft and packing loans of up to $3,600,000 and an installment loan of $475,000. The installment loan was utilized in part to repay the outstanding mortgage obligation on the Hong Kong office property to the Bank of China [See "Note 8 - Long-term Debt".] As of June 30, 1996, approximately $5,338,000 was utilized and approximately $1,087,000 was available under the BOEA Facility. Approximately $2,820,000 of the total $5,813,000 utilized was in the form of trade finance, including but not limited to import letters of credit. The BOEA Facility, which is payable on demand, bears interest at 2% above BOEA's prime lending rate for letters of credit and 2.25% above BOEA's prime lending rate for overdraft and packing loans. At June 30, 1996 BOEA's prime lending rate was 8.25%. In connection with the BOEA Facility, Concord HK has placed a $1,138,000 time deposit with BOEA, which is included in prepaid and other current assets at June 30, 1996 and such deposit is pledged as collateral for the BOEA facility. In addition, all amounts outstanding under the BOEA Facility are guaranteed by Concord.

In the fourth quarter of Fiscal 1995, East Asia Finance Company, a wholly-owned subsidiary of BOEA, extended to Concord HK a five year equipment leasing facility in the amount of approximately one million dollars. At June 30, 1996, approximately $442,000 was outstanding and classified as capital lease obligations.

Due to the short-term nature of these debt instruments, the Company believes that the carrying amount approximates its fair value.

NOTE 8 -- LONG-TERM DEBT:

Long-term debt consists of the following:


                                                               June 30,
                                                           1996         1995
Mortgage with the Bank of China,  payable through May
2004,  monthly payments of $2,100,  plus interest at
bank's prime lending rate(9.0% at June 30, 1995), plus
1%                                                          --        $289,268

Mortgage  with the Bank of East Asia,  payable  through
October 2005,  monthly  principal and interest
(at 10.75% per annum) payments of $6,658.
Outstanding  balance is guaranteed  by Concord
[See "Note 7 - Short-term  Debt"]                          $460,141       --
                                                            460,141    289,268
Current portion of long-term debt                           (29,552)   (24,836)
                                                           ---------  --------
Long-term portion                                          $430,589   $264,432
                                                           ========   ========


Future maturities of long-term debt, exclusive of capital lease obligations, are as follows:

Fiscal year:
 1997...............................................$ 29,552
 1998...............................................  32,776
 1999...............................................  36,662
 2000...............................................  40,950
 2001...............................................  45,915
 Thereafter......................................... 274,286
                                                    $460,141

NOTE 9 -- ASSET ACQUISITIONS AND DISPOSITIONS:

During Fiscal 1994, Concord HK sold its 60% interest in a joint venture for approximately $381,000 to its former joint venture partner. Of the total consideration paid, approximately $180,000 was in the form of lens making machinery and the balance in cash. The Company will continue to manufacture, at its production facility in the PRC, the hybrid and plastic lenses previously supplied by this joint venture. During the fiscal years 1994 and 1995, the Company has recorded provisions for losses and costs associated with the liquidation of the inactive subsidiaries and joint ventures in Hong Kong.

NOTE 10 -- COMMON STOCK:

The Company's Incentive Plan permits the Compensation Committee of the Company's Board of Directors to grant a variety of common stock awards and provides for a formula plan for annual grants to non-employee directors. The maximum number of shares of common stock available for awards under the Incentive Plan is 2,000,000. Upon the adoption of the Incentive Plan, the Company's 1988 Stock Option Plan was terminated except with respect to any unexercised options outstanding thereunder.

Stock option activity is as follows:


                               Number of Shares Option price per share
Outstanding June 30, 1993              628,225    $1.63 - $9.50
Canceled                               (45,125)   $4.50 - $8.88
Granted                                270,950    $3.88 - $7.69
Exercised                              (52,800)   $5.56 - $8.44
                                     ----------   -------------
Outstanding June 30, 1994              801,250    $1.63 - $9.50
Cancelled                             (426,100)   $1.63 - $9.50
Granted                                809,450    $2.13 - $5.00
Exercised                                 --           --
                                     ----------    ------------
Outstanding June 30, 1995            1,184,600    $1.69 - $9.00
Cancelled                             (120,750)   $2.19 - $8.31
Granted                                960,500    $2.19 - $5.50
Exercised                             (456,000)   $1.69 - $5.38
                                    -----------   -------------
Outstanding June 30, 1996            1,568,350    $2.13 - $9.00
                                      =========   =============

At June 30, 1996, 127,050 shares are available for future grants.

An aggregate of 1,000,000 shares of the Company's common stock are subject to options which were granted under the Company's stock option plan for Jack C. Benun, formerly Chairman and Chief Executive Officer, (the "Benun Plan") at prices ranging from $5.00 - $12.00. On July 14, 1994, all of such options were canceled in connection with Benun's termination.
[See "Note 14 - Litigation and Settlements."]

For financial reporting purposes, 444,000 shares of Common Stock, which were issued in exchange for notes of $2,386,500 pursuant to the Company's Senior
Management Common Stock Purchase Award Provisions, forming a part of the Company's Incentive Plan, have been treated as outstanding since August 23, 1995, the date upon which commitments for the purchase of such shares were made by the purchasers. Definitive agreements and the related notes for such purchases were executed on November 7, 1995 when the shares were issued. The purchase price was paid by a loan from the Company to the participating senior executives and evidenced by a full recourse promissory note secured by the common stock purchased by the executives. The notes mature five years from the date of purchase and bear interest at 6%. Each senior management purchaser has been granted a restricted stock award covering a number of shares equal to the number of shares purchased by such purchase. The restricted stock will only be issued based upon attainment of increases in shareholder value in accordance with the Incentive Plan.

As of June 30, 1996, the Company had the following additional options and warrants outstanding:

Warrants to purchase 58,333 shares of the Company's common stock at an exercise prices of $6.00 per share, were issued in connection with certain consulting services provided to the Company by Jack Silver. The warrants expire on March 31, 1997.

Pursuant to his amended employment agreement, 340,000 shares of the Company's common stock are subject to options which were granted to Ira B. Lampert, Chairman and Chief Executive Officer, ("Lampert") at an exercise price of $4.00 per share. An additional 150,000 shares of the Company's common stock are subject to options which will only be granted to Lampert contingent upon the consummation of an acquisition described in Mr. Lampert's amended employment agreement at an exercise price of $6.00 per share.

Pursuant to his employment agreement, 25,000 and 275,000 shares of the Company's common stock are subject to options which were granted to Steve Jackel, Chief Operating Officer, at an exercise price of $3.00 and $4.00 per share, respectively.

Pursuant to terms of his employment agreement, 60,000 shares of the Company's common stock are subject to options which were granted to Lawrence Pesin, Vice President Global Marketing, at an exercise price of $4.00 per share.

Pursuant to terms of his employment agreement, 60,000 shares of the Company's common stock are subject to options which were granted to Brian King, Vice President Corporate Development & Strategy, at an exercise price of $4.00 per share.

As of June 30, 1996, a total of 2,670,400 shares of common stock have been reserved for issuance.

At the Board of Directors meeting of August 23, 1995, a Management Incentive Compensation Program was approved for the 1995 Fiscal year and for subsequent periods. The Plan was enacted in order to foster increased efforts by senior executives on behalf of the Company by giving them a direct financial interest in the Company's performance and to encourage key employees to remain with the Company as well as to provide an incentive in the recruitment of senior management. The incentive pool is to be earned if the Company achieves certain return on equity goals. The goals are reviewable each year by the Board and may be amended. If the goals are achieved, an Inventive Fund is to be established of up to 10% of earnings after taxes and any unawarded portion of an Incentive fund from previous years. Included in general and administrative expenses in Fiscal 1995 is an accrual of $350,000 allocated to the Incentive Fund for Fiscal 1995 incentive compensation payments. No accrual was made in Fiscal 1996.

NOTE 11 -- INCOME TAXES:

For financial reporting purposes, pre-tax income (loss) consists of the following:


                                                    June 30,
                                           1996       1995       1994
                                                   (In 000's)

United States                           $     979  $ (4,024) $   (4,141)
Foreign                                    (2,633)    5,340       3,320
                                        ----------- -------- -----------
                                         $ (1,654) $  1,316   $    (821)
                                        ========== ========= ===========

The provision for income taxes, principally related to foreign operations is comprised of the following:


                                                      June 30,
                                            1996        1995       1994
Current                                   $ 121,773   $ 94,475 $ (62,894)
Deferred                                    (41,953)    12,515   185,944
                                        ------------ --------- ----------
                                            $79,820   $106,990  $123,050
                                        ===========   ======== =========

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carry forwards. The tax effects of significant items comprising the Company's net deferred tax liability as of June 30, 1996 are as follows:



Deferred Tax Liabilities:
                                                           Domestic     Foreign     Total

Difference between book and tax basis of property          ($   3,458)  ($341,345) ($344,803)
Other deferred liabilities                                    (58,587)    (39,499)   (98,086)
                                                              --------    --------   --------
Total deferred liabilities                                  ($ 62,045)  ($380,844) ($442,889)
                                                            ==========  ========== ==========
Deferred Tax Assets:
Operating loss carry forwards                               $5,840,563             $5,840,563
Reserves not currently deductible                              289,974                289,974
Difference between book and tax basis of foreign subsidiaries  344,936                344,936
Difference between book and tax basis of property              101,306                101,306
Tax credits                                                     34,882                 34,882
Contributions Carryover                                         28,572                 28,572
Other deferred tax assets                                       75,478                 75,478
                                                               -------                 ------
Total deferred tax assets                                    6,715,711       --     6,715,711
Valuation allowance                                          6,715,711       --     6,715,711
                                                            ---------- ---------- -----------

Total deferred tax assets after valuation allowance              --        --           --
                                                             ======== ==========  ===========

Net long-term deferred tax liability                     ($    62,045) ($380,844)  ($442,889)
                                                         ============= ==========  ==========


The tax effects of significant items comprising the Company's net deferred tax liability as of June 30, 1995 were as follows:


                                                             Domestic    Foreign      Total
Deferred Tax Liabilities
 Difference between book and tax basis of property           $    (3,458) $(464,446)   $(467,904)
 Other deferred liabilities                                         --      (20,396)     (20,396)
 Total deferred tax liabilities                              $    (3,458) $(484,842)  $ (488,300)
Deferred Tax Assets
 Operating loss carryforwards                                 $5,884,128     $   --   $5,884,128
 Reserves not currently deductible                               237,446         --      237,446
 Difference between book and tax basis of foreign subsidiaries   393,183         --      393,183
 Difference between book and tax basis of joint ventur            66,201         --       66,201
 Difference between book and tax basis of property                92,219         --       92,219
 Tax credits                                                      69,764         --       69,764
 Contributions carryover                                          27,261         --       27,261
 Other deferred tax assets                                       222,867         --      222,867
 Total deferred tax assets                                     6,993,069         --    6,993,069
 Valuation allowance                                          (6,989,611)             (6,989,611)
                                                              ----------- ------------ -----------
Total deferred tax assets after valuation
allownce                                                       $    3,45         $--       3,458
                                                             ============ ===========  ==========
Net long-term deferred tax liability                           $          ($ -484,842) ($484,842)
                                                             ============ ===========  ==========


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

The Company does not provide U.S. Federal income taxes on undistributed earnings of its foreign subsidiaries as it intends to permanently reinvest such earnings. Undistributed earnings of its foreign subsidiaries approximated $14 million dollars as of June 30, 1996. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings. Upon eventual remittance, no withholding taxes will be payable. As of June 30, 1996, Concord had net operating loss carry forwards for U.S. tax purposes of approximately $14,653,000 which expire as follows: $644,000 in 2005; $16,000 in 2006; $444,000 in 2007;  $6,630,000  in 2008 and  $2,770,000 in 2009,  and  $4,149,000 in 2010.
Losses for state tax purposes begin to expire in 1997.

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

A reconciliation of income tax expense computed at the statutory U.S. Federal rate to the actual provision for income taxes is as follow:

                                                               June 30,
                                                   1996          1995        1994

Computed tax (benefits) at statutory U.S. Fede    $ (562,483)  $ 447,443    ($279,000)
Utilization of operating loss carryforward          (332,730)     --           --
Earnings of foreign subsidiaries subject to a
differenc tax rate                                     --     (1,784,278)    (624,000)
Refund of prior year's income taxes paid by foreign
subsidiary                                             --         (4,456)     (63,000)
Losses producing no current tax benefit              950,733    1,525,818   1,095,000
Other                                                 24,300      (77,537)     (5,950)
                                                $     79,820   $  106,990   $ 123,050
                                                =============  ==========   =========



NOTE 12 -- RESEARCH AND DEVELOPMENT:

The Company's products are created, designed and engineered principally by its own engineers in Hong Kong. The Company expended approximately $1,722,000, $598,000, and $1,021,000, during the fiscal years ended June 30, 1996, 1995, and 1994, respectively, for product design and development (including redesign and redevelopment). The large increase in Fiscal 1996 is due to the significant development costs incurred with respect to the Company's new APS single use and traditional cameras.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES:

Concord leases its corporate office and warehouse facilities which, under the current lease terms, expires in December 1997. The lease requires monthly payments of approximately $13,300 and also requires the Company to pay the related real estate taxes. The Company is currently reviewing its requirements for both administrative and warehouse space.

The Company also leases various fixed assets which have been classified as capital leases. The initial terms of such capital leases range from three to five years and expire at various times through 2000. Monthly payments on those leases range from approximately $300 to $50,000.

The following is a summary of assets under capitalized leases:


                                                             June 30,
                                                         1996         1995
Assets under capitalized leases                      $5,537,349   $4,436,392
Less: accumulated amortization                       (2,936,885)  (1,009,398)
                                                     ------------  ----------
                                                    $ 2,600,464   $3,426,994
                                                    ===========   ==========

Future minimum rental payments are as follows:


                                                     Operating     Capital
                                                     Leases        Leases
Fiscal year:
1997                                                 $  754,145    $  797,462
1998                                                    424,379       776,329
1999                                                    204,944       752,668
2000                                                    156,816       689,053
2001                                                     26,268         --
Thereafter                                               74,400         --
                                                      -----------  -----------
                                                                    3,015,512
Total minimum payments                               $1,640,952
                                                     ==========
Less: amount representing interest                                   (496,170)
                                                                   -----------
Present value of net minimum lease payments                        $2,519,342
                                                                   ==========



The effective interest rates on capital leases range from approximately 12% to 14%. Rental expense for operating leases of approximately $1,121,000, $1,033,000, and $1,004,000 was incurred for fiscal years ended June 30, 1996, 1995 and 1994, respectively.

The Company has employment agreements with certain of its key employees. The agreements are for periods of one to four years and expire at various dates through fiscal 1999. Under the terms of such employment arrangements, the Company is committed to pay annual salaries of approximately $1,346,000, $1,073,000, and $308,000 for the fiscal year ending June 30, 1997, 1998 and 1999, respectively. Certain of the agreements also provide for other incentives which are based on the operating performance of the Company.

The Company has License and Royalty Agreements which require the payment of Royalties based on the manufacture and or sale of certain products which expire at various dates through Fiscal 2008.

NOTE 14 -- LITIGATION AND SETTLEMENTS

Jack C. Benun. On November 18, 1994 the Company filed a demand for arbitration in New Jersey, for money damages in excess of $1.5 million, against Jack C. Benun ("Benun"), former chief executive officer who was discharged for cause in Fiscal 1995. This action was taken due to Benun's failure to fully compensate the Company for damages it sustained as a result of Benun's breaching his employment obligations, his fiduciary obligations and perpetrating frauds upon the Company including the misappropriation of funds from the Company. Mr. Benun has submitted a counterclaim in which he alleges among other things a wrongful termination by the Company. The Company is vigorously pursuing its action as well as defending the counterclaim. The matter is currently in discovery. The Company has reserved its rights under any other claims it may have against Mr. Benun. [See below "Purported Class Action"]

Purported Class Action. On February 22, 1995, the Company was served with a complaint purporting to be a class action on behalf of purchasers of the Company's common stock. On September 5, 1995, plaintiffs in response to motions to dismiss by the Company and the individual defendants, filed a motion to file an amended complaint. The complaint and the amended complaint were predicated upon the wrongdoing of Benun and the failure of the Company and the individual members of the Board of Directors to properly address such actions. By order dated April 1, 1996 the matter was dismissed for lack of diligent prosecution.

Fuji. On October 19, 1995, the Company was served with a summons and complaint in an action styled Fuji Photo Film Co., Ltd. ("Fuji") v. Concord Camera Corp., filed in the United States District Court for the Southern District of New York. The action was for patent infringement in connection with certain of the Company's single-use cameras. The Company answered the complaint and served its counter-claim seeking a declaratory judgement that the Fuji patents are invalid, unenforceable and not infringed by the Company. Fuji and the Company entered into a License Agreement effective January 1, 1996. A Stipulation and Order of Dismissal was entered on July 15, 1996.

NOTE 15 -- FOREIGN OPERATIONS:

Set forth below is a summary of significant financial information regarding the Company's foreign operations (in 000's):

                                                            June 30,
                                               1996           1995        1994
Current assets                               $ 33,427       $32,814    $ 31,428
Noncurrent assets                              13,885        13,576      12,598
                                            ---------      --------   ---------
Total assets                                   47,312        46,390      44,026
Liabilities                                    30,922        27,325      33,102
                                            ---------      --------   ---------
Equity                                       $ 16,390       $19,065    $ 10,924
                                             ========       =======    ========
Net sales (including intercompany sales)     $ 73,595       $61,560    $ 51,574
Costs and expenses                             76,266        56,599      50,666
                                            ---------      --------   ---------
Net income (loss)                           ($ 2,671)      $  4,961  $      908
                                            =========      ========  ==========

Significant financial information regarding the Company's operations, which includes the effect of the elimination of intercompany transactions, is as follows (in 000's):


                                                            June 30,
                                                1996          1995       1994
Sales made to unaffiliated customers:
United States                                $  8,954       $20,161     $29,014
 Canada                                         4,270         2,966       3,701
 Central America                                1,849         1,824       1,957
Hong Kong/People's Republic of China           42,442        27,910      13,288
Federal Republic of Germany                     3,161         3,509       3,853
 United Kingdom                                 3,896         3,573       2,898
 France                                         2,199         1,817          --
Hungary                                            11           379         106
                                             --------     ---------  ----------
                                              $66,782       $62,139     $54,817
                                              =======       =======     =======


Sales to unaffiliated customers exclude intercompany sales (in 000's) of approximately $16,000, $19,757, and $27,400 for fiscal years 1996, 1995 and 1994, respectively. The basis of accounting for intercompany sales is cost plus a manufacturing profit.


                                                             June 30,
                                                   1996      1995        1994
Income (loss) before income taxes:
 United States                               $    1,330    ($4,827)    ($2,822)
 Canada                                            (351)      (384)     (1,228)
 Central America                                   (156)      (134)         64
 Hong Kong/People's Republic of China            (1,153)     6,776       3,217
Federal Republic of Germany                        (509)       131        ( 11)
United Kingdom                                     (748)      (371)       ( 50)
 France                                             (27)       125          --
Hungary                                             (40)       --            8
                                            -----------------------------------
                                               ($ 1.654)   $ 1,316    ($   822)
                                               =========   ========   =========



                                                            June 30,
                                              1996          1995        1994
Identifiable assets:
United States                               $ 8,088       $ 9,563      $15,805
 Canada                                       1,690         1,366        1,516
Central America                               1,075         1,594        1,701
Hong Kong/People's Republic of China         32,445        30,128       22,842
Federal Republic of Germany                   2,990         3,939        4,422
 United Kingdom                               2,265         1,968        1,687
France                                        1,297         1,318         --
Hungary                                        --             313          210
                                              -----         -----        -----
                                            $49,850       $50,189      $48,183
                                            ========      =======      =======

NOTE 16 -- RELATED PARTY TRANSACTIONS:

During the fiscal years ended June 30, 1996 and 1995, the Company paid consulting fees and expenses of approximately $218,000 and $95,000, respectively to a firm, the President of which was appointed Chief Operating Officer and President of the Company in January 1996.

During the first quarter of fiscal 1995, the Company entered into an agreement with a member of the Board to provide sales and marketing consulting services. Selling expenses include $56,000 and $63,000 for such consulting services and related expenses during the fiscal years ended June 30, 1996, and 1995, respectively.

During the fiscal year ended June 30, 1994, the Company paid consulting fees and expenses of approximately $22,000 to a firm, the President of which was appointed Chairman and Chief Executive Officer in July 1994.

NOTE 17 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                                             June 30,
                                               1996          1995       1994
Cash paid for interest                      $ 882,000      $820,000  $1,126,000
                                            =========      ========  ==========
Cash paid for taxes                         $ 329,000     $  88,000 $    86,000
                                            =========     ========= ============

During the fiscal year ended June 30, 1996 and 1995, capital lease obligations of approximately $2,569,000 and $130,000 were incurred when the Company entered into leases for new equipment.

NOTE 18 -- OTHER (INCOME) EXPENSES -- NET


                                                           June 30,
                                               1996          1995        1994
(Gain) loss on sales of long term assets     $ 20,000   ($   5,000) ($ 229,000)
Other interest income                        (271,000)    (135,000)    (74,000)
Settlements from legal proceedings                 --            --   (447,000)
Other (income) expense, net                   200,000       27,000     (17,000)
Directors fees                                128,000      173,000     212,000
Foreign exchange (gain) loss, net            (107,000)      95,000     776,000
                                        -------------       -------     -------
                                         ($    30,000)    $155,000    $221,000
                                         ============     ========    ========

                                                                     Schedule II
                               CONCORD CAMERA CORP.
                  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
    Column A      Column B           Column C            Column D      Column E
                                    Additions
                 Balance at   Charged to  Charged to
                  beginning   costs and      other                   Balance at
  Description     of period    expenses    accounts     Deductions end of period
Reserve for doubtful accounts, discounts and allowances

Fiscal Year:
1994              2,161,525    613,353        --        1,140,704      1,634,174
1995              1,634,174    218,496        --          810,899      1,041,771
1996              1,041,771    584,497        --          232,683      1,393,585
Inventory Reserves and provisions

Fiscal Year:

1994              1,829,121       --           --         544,542      1,284,579
1995              1,284,579    148,669         --         396,547      1,036,701
1996              1,036,701  3,034,604         --         839,200      3,232,105

                                  SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               CONCORD CAMERA CORP.

               By
                  Ira B. Lampert, Chairman and Chief Executive Officer

Date: September 25, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature   Title                         Date

_____________________________ Director, Chairman and       September 25, 1996
      Ira B. Lampert          Chief Executive Officer

_____________________________ Director, Chief Operating    September 25, 1996
      Steve Jackel            Officer and President

____________________________  Chief Accounting Officer     September 25, 1996
      Harlan I. Press

___________________________         Director               September 25, 1996
      Eli Arenberg

__________________________          Director               September 25, 1996
      Morris Gindi

_________________________           Director               September 25, 1996
      Joel L. Gold

_________________________           Director               September 25, 1996
      J. David Hakman

_________________________           Director               September 25, 1996
      Ira J. Hechler

_________________________           Director               September 25, 1996
      Kent M. Klineman

                                  SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CONCORD CAMERA CORP.

                         By         /s/ Ira B. Lampert
                           Ira B. Lampert, Chairman and Chief Executive Officer

Date: September 25, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

      Signature               Title                        Date

      /s/ Ira B. Lampert      Director, Chairman and       September 25, 1996
      Ira B. Lampert          Chief Executive Officer

      /s/ Steve Jackel        Director, Chief Operating    September 25, 1996
      Steve Jackel            Officer and President

      /s/ Harlan I. Press     Chief Accounting Officer     September 25, 1996
      Harlan I. Press

      /s/ Eli Arenberg              Director               September 25, 1996
      Eli Arenberg

      /s/ Morris Gindi              Director               September 25, 1996
      Morris Gindi

       /s/ Joel L. Gold             Director               September 25, 1996
      Joel L. Gold

      /s/ J. David Hakman           Director               September 25, 1996
      J. David Hakman

      /s/ Ira J. Hechler            Director               September 25, 1996
      Ira J. Hechler

      /s/ Kent M. Klineman          Director               September 25, 1996
      Kent M. Klineman