Form 10-Q
period 1996-09-30
CONCORD CAMERA CORP
filed 1997-03-25
CIK 831861

Repeats filing of 10Q which was filed by Edgar on November 14, 1996 Accession No. 0000831861-96-000008


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




        For Quarter Ended September 30, 1996 - Commission file Number 0-17038


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

     Common Stock, no par value -- 10,944,026 shares as of November 7, 1996
                      ------------------------------

                                  Page 1 of 12
                            Exhibit Index on Page 11




PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
Concord Camera Corp.
Consolidated Balance Sheets
                                                                     September 30,
                                                                         1996                    June 30,
                                                                      (Unaudited)                  1996
Current Assets:
Cash                                                                  $4,813,703               $4,996,770
Accounts receivable, net                                               8,222,141                7,550,408
Inventories                                                           17,401,924               17,491,615
Prepaid expenses and other current assets                              2,200,347                2,540,802
                                                                       ---------                ---------
Total current assets                                                  32,638,115               32,579,595
Plant and equipment, net                                              11,764,618               11,708,736
Goodwill, net                                                          1,410,540                1,510,197
Other assets                                                           3,996,299                4,051,268
                                                                       ---------                ---------
Total assets                                                         $49,809,572              $49,849,796
                                                                     ===========              ===========
Current Liabilities:Short-term debt                                   $6,709,232               $6,368,972
Current portion of long-term debt                                         30,374                   29,552
Current obligations under capital leases                                 568,685                  570,899
Accounts payable                                                       6,331,935                6,000,328
Accrued expenses                                                       2,598,461                2,172,863
Income taxes payable                                                           -                   79,050
Other current liabilities                                                377,467                  661,735
                                                                         -------                  -------
Total current liabilities                                             16,616,154               15,883,399
Deferred income taxes                                                    469,544                  442,889
Long-term debt                                                           422,492                  430,589
Obligations under capital leases                                       1,801,256                1,948,443
Other long-term liabilities                                              666,791                  666,791
                                                                         -------                  -------
Total liabilities                                                     19,976,237               19,372,111
                                                                      ----------               ----------
Stockholders' equity:
Common stock, no par value, 20,000,0000 authorized;
10,944,026 issued as of September 30 and June 30, 1996                39,361,893               39,361,893
Paid in capital                                                          850,786                  850,786
Deficit                                                               (7,411,250)              (6,802,992)
Notes receivable arising from common stock purchase agreements        (2,515,175)              (2,479,083)
                                                                     -----------              -----------
                                                                      30,286,254               30,930,604
Less: treasury stock, at cost; 63,553 shares                            (452,919)                (452,919)
                                                                       ---------                ---------
Total stockholders' equity                                            29,833,335               30,477,685
                                                                      ----------               ----------
Total liabilities and stockholders' equity                           $49,809,572              $49,849,796
                                                                         ===========              ===========
See accompanying notes to consolidated financial statements

                                                 2




Concord Camera Corp.
Consolidated Statements of Operations
                                                                                Unaudited
                                                                  For the three months ended September 30,
                                                                        1996                       1995
Net sales                                                            $15,132,554             $17,535,733
Cost of products sold                                                 11,446,970              11,740,551
                                                                      ----------             -----------
Gross profit                                                           3,685,584               5,795,182
Selling Expenses                                                       1,699,858               1,873,075
General and administrative expenses                                    2,162,254               2,320,989
Financial expenses                                                       364,515                 335,209
Other (income), net                                                        7,173                  48,140
Legal expenses and settlement costs                                       60,042                 100,894
                                                                      ----------             -----------
Net Income (loss)                                                      ($608,258)            $ 1,116,875
                                                                      ==========             ===========
Income (loss) per common and common equivalent share                      ($0.06)                  $0.10
                                                                      ==========             ===========
Weighted average number of common and common equivalent
shares outstanding                                                    10,882,973              10,998,929
                                                                      ==========             ===========



See accompanying notes to consolidated financial statements.

                                        3




Concord Camera Corp.
Consolidated Statements of Cash Flows
                                                                                        (Unaudited)
                                                                         For the three months ended September 30,
                                                                                1996                   1995
Cash flows from operating activities:
 Net income (loss)                                                           ($ 608,258)           $1,116,875
                                                                             ----------            ----------
 Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                                                  785,196             714,263
 Interest income on notes receivable arising from common stock agreements       (36,092)                 -
 Change in assets and liabilities:
 (Increase) in accounts receivable                                             (671,733)           (1,423,155)
 (Increase) decrease in inventories                                              89,691            (2,954,584)
 (Increase) decrease in prepaid expenses and other current assets               339,354              (284,225)
 (Increase) in other assets                                                     (94,841)              (97,252)
 Increase in accounts payable                                                   331,607             1,841,361
 Increase in accrued expenses                                                   425,598               604,950
 (Decrease) in income taxes payable                                             (79,050)              (64,879)
 (Decrease) in other current liabilities                                       (284,268)             (302,835)
 Increase (decrease) in deferred income taxes                                    26,655                  (375)
                                                                             ----------            ----------
 Total adjustments                                                              832,117            (1,966,731)
                                                                             ----------            ----------
 Net cash provided by (used in) operating activities                            223,859              (849,856)
                                                                             ----------            ----------
Cash flows from investing activities:
 Purchase of property, plant and equipment                                     (590,509)             (476,482)
 Decrease in Investments and advances to joint ventures                            -                    9,165
                                                                             ----------            ----------
 Net cash used in investing activities                                         (590,509)             (467,317)
                                                                             ----------            ----------
Cash flows from financing activities:
 Net borrowings under short-term debt agreements                                340,260               286,041
 (Repayments) of long-term debt                                                  (7,276)               (1,462)
 Principal payments under capital lease obligations                            (149,401)             (241,481)
 Net proceeds from issuance of common stock                                        -                   25,256
                                                                             ----------            ----------
 Net cash provided by financing activities                                      183,583                68,354
                                                                             ----------            ----------
 Net decrease in cash                                                          (183,067)           (1,248,819)
 Cash at beginning of period                                                  4,996,770             4,533,216
                                                                             ----------            ----------
 Cash at end of period                                                       $4,813,703            $3,284,397
                                                                             ==========            ==========

See accompanying notes to consolidated financial statements. See Note 3 - Supplemental disclosure of cash flow information.

                              CONCORD CAMERA CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                   (unaudited)

Note 1 - General

In the opinion of Concord Camera Corp. ("the Company"), the accompanying unaudited financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company`s financial position as of September 30, 1996, and the results of operations and cash flows for the periods ended September 30, 1996 and 1995.

The Notes to Consolidated Financial Statements, which are included in the Company's 1996 Form 10-K Annual Report, should be read with the accompanying financial statements.

Loss per common share, for the three months ended September 30, 1996, is based on the weighted average number of common shares outstanding during such three month period. Earnings per common and common equivalent share, for the three months ended September 30, 1995 is based on the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents, which include stock options and/or warrants that are exercisable at prices below the average price of the Company's common stock during such three month period ended September 30, 1995.

The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, German Mark, British Pound Sterling, Hungarian Forints, French Francs, and Japanese Yen. Each of the
Company's foreign subsidiaries purchases its inventories in U.S. Dollars and sells them in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. Certain components needed to manufacture
cameras  are  purchased  in  Japanese  Yen.  The  impact  of  foreign   exchange
transactions is reflected in the profit and loss statement. The Company continues to analyze the benefits and costs associated with hedging against foreign currency fluctuations.


Note 2 - Inventories

Inventories are comprised of the following:


                                          September 30,             June 30,
                                              1996                   1996
Raw materials and components             $  7,641,878            $  7,743,884
Finished goods                              9,760,046               9,747,731
                                          -----------             -----------
                                          $17,401,924             $17,491,615
                                          ===========             ===========

Note 3 - Supplemental Disclosures of Cash Flow Information:

                                      For the Three months ended September 30,


                                           1996                   1995
                                           ----                   ----
Cash paid for interest                $   266,535            $   199,994
                                      ===========            ===========
Cash paid for taxes                   $       460            $    72,567
                                      ===========            ===========



During the three months ended September 30, 1995, capital lease obligations of approximately $523,000 were incurred when the Company entered into leases for the purchase of equipment.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three months ended September 30, 1996 compared to the three months ended September 30, 1995.

         Total revenues for the three months ended September 30, 1996 and 1995 were approximately $15,133,000 and $17,536,000, respectively, a decrease of approximately $2,403,000 or 13.7%. Sales to OEM customers for the three months ended September 30, 1996 and 1995 were approximately $5,039,000 and $5,833,000, respectively, a decrease of approximately $794,000 or 13.6%. Sales to Customers in the Americas for the three months ended September 30, 1996 and 1995 were approximately $6,091,000 and $7,777,000 respectively, a decline of approximately $1,686,000 or 21.7%. Sales to customers in Europe for the three months ended September 30, 1996 and 1995 were approximately $4,003,000 and $3,925,000 respectively, a decline of approximately $146,000 or 3.7%. These decreases are due to lower sales of traditional and single-use camera models. The decrease in traditional camera revenues was anticipated and previously outlined in the Company's Form 10-K in connection with management's decision to eliminate a number of older motorized and manual traditional models, which resulted in inventory provisions in the fourth quarter of Fiscal 1996. Furthermore, sales of traditional 110 and 35 millimeter cameras are sluggish industry-wide as retailers have been reducing the shelf space they are devoting to these camera models because of the introduction of Advance Photo system ("APS") products. With respect to single-use cameras, normal production ramp-up of single-use APS cameras impacted the Company's ability to satisfy all OEM customer orders in the first quarter. The Company expects increased production levels in the second and third quarters and anticipates single-use camera sales for the first six months will exceed the same period last year.

         The Company has designed and will be introducing a number of innovative APS traditional cameras to supplement and replace the product line that was discontinued. These new APS traditional cameras will be introduced in the fourth quarter of Fiscal 1997 and in the first half of Fiscal 1998. These models have been well received at major photographic trade shows and by large potential customers and the Company believes their introduction will reverse the declining sales trend of traditional cameras. Demand for the Company's single-use cameras continues to be strong. The Company has already received substantial orders for its newly introduced OEM Customer APS single-use cameras.

         In the single-use category, the Company is readying two additional APS models, one daylight and one flash, two other APS models for a major OEM customer and a 35mm camera in a single-use body design in which new rolls of film can be inserted. In addition, the Company is completing development of two new 35mm single-use cameras, daylight and flash, for its OEM customers, with initial anticipated delivery in the Company's fourth fiscal quarter.

         In addition to developing two APS traditional cameras, the Company is engaged in developing two 35mm traditional cameras for two well known manufacturers of high profile branded educational toys, with initial production for one of these products expected to commence during the second half of Fiscal 1997. The Company is also well along in negotiations with two potential new OEM customers for the Company's new traditional APS cameras. Annualized sales estimates for the larger of these two potential contracts are projected in the $40 million range once full production is attained. The Company has a number of quality and performance evaluations it has to meet before these arrangements can be completed. The Company has also commenced negotiations and quality testing with one of these potential OEM customers for a significant APS single-use camera contract.

         Management expects that the second quarter will be profitable with sales ahead of those for the first quarter, and possibly ahead of sales for the second quarter of last year. Management remains cautious about near term financial performance, but is enthusiastic over the potential results to be realized from the introduction of the Company's new products.

         While Fiscal 1997 is a transitional year for the Company as it introduces new products, Management expects sales for the year to be no less than last year, and believes the Company has the management, engineering and financial resources to complete the Company's strategic plans for Fiscal 1997.


Gross Profit

         Gross profit, expressed as a percentage of sales, decreased to 24.4% for the three months ended September 30, 1996 from 33.0% for the three months ended September 30, 1995. This decrease was due in part to the decline in manufacturing volume, increases in license and royalty expenses, and substantial increases in product development costs. Product development costs for the three months ended September 30, 1996 and 1995, were approximately $771,000 and $324,000, respectively, an increase of approximately $447,000, or 138.0%.


Expenses

         Operating expenses consisting of selling, general and administrative and financial expenses, decreased to $4,287,000 in the three months ended September 30, 1996 from $4,630,000 in the three months ended September 30, 1995, a decrease of $343,000 or 7.4%. As a percentage of sales, operating expenses increased to 28.3% in the three months ended September 30, 1996 from 26.4% in the three months ended September 30, 1995.

         Selling expenses decreased to $1,700,000 or 11.2% of net sales in the three months ended September 30, 1996 from $1,873,000 or 10.7% of net sales in the three months ended September 30, 1995. The decrease was primarily attributable to the Company's decreased sales volume and benefits from the consolidation of warehouse and administration facilities undertaken in Fiscal 1996.

         General and Administrative expenses decreased to $2,162,000 or 14.3% of net sales in the three months ended September 30, 1996 from $2,320,000 or 13.2% of net sales in the three months ended September 30, 1995. The decrease is primarily attributable to certain specific provisions for doubtful accounts that were incurred in the three month period ended September 30, 1995.

         Financial expenses increased to $365,000 or 2.4% of net sales in the three months ended September 30, 1996 from $335,000 or 1.9% of net sales in the three months ended September 30, 1995. Such increase was primarily a result of a increase in average debt outstanding during the three months ended September 30, 1996, and an increase in the prime lending rate.

         Litigation and settlement costs in the three months ended September 30, 1996 and 1995 were approximately $60,000 and $101,000, respectively, a decrease of approximately $41,000, or 40.5%. The decrease in litigation and settlement expenses reflects the settlement of a number of outstanding issues in Fiscal 1996. The Company incurred significant legal expenses and settlement costs in the three months ended September 30, 1996 in connection with non-operating matters, primarily the demand for arbitration and other litigation against Jack Benun. In the three months ended September 30, 1995, litigation and settlement expenses were comprised of primarily the demand for arbitration and other litigation against Jack Benun the purported class action, the Roland Kohl litigation, and the Argus settlement.


Other Expense, Net

         Other expense, net includes directors fees, certain public relations costs, and foreign exchange gains and losses net of interest income.

Income Taxes

         The Company has not recorded any income tax benefits in the three months ended September 30, 1996.


Liquidity and Capital Resources

         At September 30, 1996, the Company had working capital of $16,022,000 as compared to $16,696,000 at June 30, 1996. Cash flow provided by operating activities was approximately $224,000 for the three months ended September 30, 1996 compared to a use of approximately ($850,000) for the three months ended September 30, 1995. Capital expenditures, excluding assets financed under capital leases, for the three months ended September 30, 1996 and 1995 were approximately $591,000 and $476,000, respectively. The Company's principal funding requirement has been, and is expected to continue to be, the financing of accounts receivable and inventory.


The Bank of East Asia, Limited New York ("BOEA NY")

         On December 20, 1994, the Company obtained a one year, $1,500,000 revolving credit facility with BOEA NY. On September 20, 1995, the Company executed an amendment to its revolving line of credit with the BOEA NY to increase the credit facility to $3,000,000. The facility has also been extended to December 19, 1996. The BOEA NY Facility is secured by certain accounts receivable of the Company's Hong Kong operations and bears interest at 2% above BOEA NY's prime lending rate, which was 8.25% at September 30, 1996. Availability under the BOEA NY Facility is subject to advance formulas based on eligible accounts receivable with no minimum borrowing. At September 30, 1996, approximately $1,741,000 was outstanding and classified as short-term debt under the BOEA NY Facility.


The CIT Group/Credit Finance, Inc ("CIT")

         The Company has a $5,000,000 credit facility with CIT (the "CIT Facility") which expires on May 31, 1997. The CIT Facility is secured by accounts receivable, inventory and other related assets of the Company's United States operations and bears interest at 2% above CIT's prime lending rate, which was 8.25% at September 30, 1996. Availability under the CIT Facility is subject to advance formulas based on eligible inventory and accounts receivable with minimum borrowing of $2,000,000. At September 30, 1996, approximately $1,692,000 was outstanding and classified as short-term debt under the CIT Facility.


Bank of East Asia, Limited ("BOEA")--Hong Kong

         Concord HK has a credit facility (the "BOEA Facility") with BOEA that provides Concord HK with up to $6,900,000 of financing as follows: letters of credit and standby letters of credit up to $2,825,000, overdraft and packing loans of up to $3,600,000 and an installment loan of $475,000. The installment loan was utilized in part to repay the outstanding mortgage obligation on the Hong Kong office property to the Bank of China. As of September 30, 1996, approximately $4,906,000 was utilized and approximately $1,519,000 was available under the BOEA Facility. Approximately $3,276,000 of the total $4,906,000 utilized, was in the form of trade finance, including but not limited to import letters of credit. The BOEA Facility, which is payable on demand, bears interest at 2% above BOEA's prime lending rate for letters of credit and 2.25% above BOEA's prime lending rate for overdraft and packing loans. At September 30, 1996 BOEA's prime lending rate was 8.25%. In connection with the BOEA Facility, Concord HK has placed a $1,153,000 time deposit with BOEA, which is included in prepaid and other current assets at

September 30, 1996 and such deposit is pledged as collateral for the BOEA facility. In addition, all amounts outstanding under the BOEA Facility are guaranteed by Concord.


Other arrangements and future cash commitments

         In connection with the Company's expansion of its China manufacturing facilities, the Company anticipated incurring costs of approximately $1,850,000. At September 30, 1996, approximately $1,510,000 of that amount had been incurred. The Company anticipates incurring approximately $340,000 of additional costs in Fiscal 1997 for the completion of its additional factory building and the conversion of the current Company owned dormitory into office and administrative space, engineering facility, a small factory space for pilot runs, and living quarters for foreign employees.

         Management believes that anticipated cash flow from operations together with financing from BOEA and CIT or replacement facilities will be sufficient to fund its operating cash needs over the next twelve months.

         The information set forth under "Results of Operations" above includes forward-looking statements that involve numerous risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the Company's Form 10-K Annual Report for its Fiscal Year ended June 30, 1996. In particular, expected sales increases could be adversely affected by production difficulties or economic conditions adversely affecting the market for the Company's products. To obtain the results expected from the introduction of the new products will require timely completion of development, successful ramp up of full-scale production on a timely basis and consumer acceptance of the products. In addition, the Company's potential new OEM relationships will require successful conclusion of negotiations, continued ability of the Company to meet quality and performance tests and successful implementation of production at greatly increased volumes, as to all of which there can be no assurance.

PART 2. OTHER INFORMATION

Item 1.  Legal Proceedings

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



                              CONCORD CAMERA CORP.
                                  (Registrant)



                              BY:  s/Harlan I. Press
                                   (Signature)


                                 Harlan I. Press
                  Corporate Controller and Assistant Secretary


                    DULY AUTHORIZED AND PRINCIPAL ACCOUNTING
                                     OFFICER

                            DATE:     November 7, 1996