Form 10-Q
period 1996-12-31
CONCORD CAMERA CORP
filed 1997-03-25
CIK 831861

Repeats filing of 10Q which was filed by Edgar on February 11, 1997 Accession No. 0000831861-97-000004

                             Washington, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For Quarter Ended December 31, 1996 - Commission file Number 0-17038


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

     Common Stock, no par value -- 10,880,473 shares as of February 10, 1997
                         ------------------------------

                                  Page 1 of 16
                            Exhibit Index on Page 15



PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

Concord Camera Corp.
Consolidated Balance Sheets


                                                                           December 31,
                                                                              1996                    June 30,
                                                                            (unaudited)                 1996
Current assets:
 Cash                                                                     $  7,217,694               $ 4,996,770
 Accounts receivable, net                                                    8,646,096                 7,550,408
 Inventories                                                                18,662,896                17,491,615

 Prepaid expenses and other current assets                                   3,072,000                 2,540,802
                                                                           -----------               -----------
Total current assets                                                        37,598,686                32,579,595
 Plant and equipment, net                                                   11,763,343                11,708,736
 Goodwill, net                                                               1,310,882                 1,510,197
 Other assets                                                                4,427,340                 4,051,268
                                                                           -----------               -----------
Total assets                                                               $55,100,251               $49,849,796
                                                                           ===========               ===========
Current liabilities:
 Short-term debt                                                          $  6,677,919               $ 6,368,972
 Current portion of long-term debt                                              31,218                    29,552
 Current obligations under capital leases                                      629,231                   570,899
 Accounts payable                                                           10,335,944                 6,000,328
 Accrued expenses                                                            2,476,555                 2,172,863
 Income taxes payable                                                            2,834                    79,050
 Other current liabilities                                                     146,880                   661,735
                                                                           -----------               -----------
Total current liabilities                                                   20,300,581                15,883,399
 Deferred income taxes                                                         469,544                   442,889
 Long-term debt                                                                414,175                   430,589
 Obligations under capital leases                                            1,718,572                 1,948,443
 Other long-term liabilities                                                   666,791                   666,791
                                                                           -----------               -----------
Total liabilities                                                           23,569,663                19,372,111
                                                                           -----------               -----------
Stockholders' equity:
 Common stock, no par value, 20,000,000 authorized; 10,944,026  issued
as of December 31 and June 30, 1996                                         39,361,893                36,361,893
 Paid in capital                                                               850,786                   850,786
 Deficit                                                                    (5,677,905)               (6,802,992)
 Notes receivable arising from common stock purchase agreements             (2,551,267)               (2,479,083)
                                                                           ------------              -----------
                                                                            31,983,507                30,930,604
 Less: treasury stock, at cost; 63,553 shares                                 (452,919)                 (452,919)
                                                                           -----------               -----------
Total stockholders' equity                                                  31,530,588                30,477,685
                                                                            ----------               -----------
Total liabilities and stockholders' equity                                 $55,100,251               $49,849,796
                                                                           ===========               ===========


See accompanying notes to consolidated financial statements.

                                        2


Concord Camera Corp.
Consolidated statements of operations
                                                                                      (unaudited)
                                                                             for the three months ended
                                                                                     December 31,

                                                                              1996                   1995
                                                                              ----                   ----
Net sales                                                                  $19,677,268            $17,863,775
Cost of products sold                                                       13,004,008             11,633,076
                                                                           -----------            -----------
Gross profit                                                                 6,673,260              6,230,699
Selling expenses                                                             2,037,700              2,209,264
General and administrative expenses                                          2,463,677              2,133,728
Financial expenses                                                             374,637                408,906
Other (income), net                                                            (31,903)                (7,065)
Legal expenses and settlement costs                                             95,202                184,788
                                                                           -----------            -----------
Income from operations before income taxes                                   1,733,947              1,301,078
Provision for income taxes                                                         602                    771
                                                                           -----------            -----------
Net Income                                                                 $ 1,733,345            $ 1,300,307
                                                                           ===========            ===========
Income per common and common equivalent share                                    $0.16                  $0.12
                                                                           ===========            ===========
Weighted average number of common and common equivalent shares
outstanding                                                                 10,880,473             11,145,130
                                                                           ===========            ===========
See accompanying notes to consolidated financial statements.



Concord Camera Corp.
Consolidated statements of operations
                                                                                     (unaudited)
                                                                               for the six months ended
                                                                                    December 31,

                                                                             1996                1995
                                                                             ----                ----
Net sales                                                                 $34,809,822         $35,399,508
Cost of products sold                                                      24,450,978          23,373,627
                                                                          -----------         -----------
Gross profit                                                               10,358,844          12,025,881
Selling expenses                                                            3,737,558           4,082,338
General and administrative expenses                                         4,625,931           4,454,718
Financial expenses                                                            739,152             744,115
Other (income) expense, net                                                   (24,730)             41,075
Legal expenses and settlement costs                                           155,244             285,682
                                                                          -----------         -----------
Income from operations before income taxes                                  1,125,689           2,417,953
Provision for income taxes                                                        602                 771
                                                                          -----------         -----------
Net Income                                                                $ 1,125,087         $ 2,417,182
                                                                          ===========         ===========
Earnings per common and common equivalent share                                 $0.10               $0.22
                                                                          ===========         ===========
Weighted average number of common and common equivalent shares
outstanding                                                                10,880,473          11,052,116
                                                                          ===========         ===========
See accompanying notes to consolidated financial statements.




Concord Camera Corp.
Consolidated statements of cash flows
                                                                                   (Unaudited)
                                                                    For the six months ended December 31,

                                                                            1996                 1995
                                                                            ----                 ----
Cash flows from operating activities:
 Net income                                                             $1,125,087             $2,417,182
                                                                        ----------             ----------
 Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                                           1,545,080              1,439,952
Interest income on notes receivable arising from common stock
agreements                                                                 (72,184)                     0
 Change in assets and liabilities:
 (Increase) in accounts receivable                                      (1,095,688)              (459,983)
 (Increase) in inventories                                              (1,171,281)            (3,324,432)
 (Increase) in prepaid expenses and other current assets                  (533,383)              (820,238)
 (Increase) in other assets                                               (673,116)               (30,897)
 Increase in accounts payable                                            4,335,616                317,026
 Increase in accrued expenses                                              303,692                659,512
 (Decrease) in income taxes payable                                        (76,216)              (108,931)
 (Decrease) in other current liabilities                                  (514,855)              (245,983)
 Increase (decrease) in deferred income taxes                               26,655                   (375)
                                                                        ----------             ----------
 Total adjustments                                                       2,074,320             (2,574,349)
                                                                        ----------             ----------
 Net cash provided by (used in) operating activities                     3,199,407               (157,167)
                                                                        ----------             ----------
Cash flows from investing activities:
 Purchase of property, plant and equipment                                (975,192)            (1,461,852)
 Decrease in Investments and advances to joint ventures                          -                 36,772
                                                                        ----------             ----------
 Net cash (used in) investing activities                                  (975,192)            (1,425,080)
                                                                        ----------             ----------
Cash flows from financing activities:
 Net borrowings under short-term debt agreements                           308,947                980,394
 Net borrowings (repayments) of long-term debt                             (14,748)               184,776
 Principal payments under capital lease obligations                       (297,490)              (490,394)
 Net proceeds from issuance of common stock                                      -                 25,256
                                                                        ----------             ----------
 Net cash provided by (used in) financing activities                        (3,291)               700,032
                                                                        ----------             ----------
 Net increase in cash                                                    2,220,924               (882,215)
 Cash at beginning of period                                             4,996,770              4,533,216
                                                                        ----------             ----------
 Cash at end of period                                                  $7,217,694             $3,651,001
                                                                        ==========             ==========

See  accompanying  notes  to  consolidated  financial  statements.  See Note 3 -
Supplemental Disclosure of cash flow information.

                              CONCORD CAMERA CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996
                                   (unaudited)

      In the opinion of Concord Camera Corp. ("the Company"), the accompanying unaudited financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company`s financial position as of December 31, 1996, and the results of operations and cash flows for the periods ended December 31, 1996 and 1995.

      The Notes to Consolidated Financial Statements, which are included in the Company's 1996 Form 10-K Annual Report, should be read with the accompanying financial statements.

      Earnings per common and common equivalent share, for the three and six months ended December 31, 1996 are based on the weighted average number of common shares outstanding. Common stock equivalents outstanding during the three and six months ended December 31, 1996 were not included in the calculation of earnings per share because their effect was antidilutive. Earnings per common share, for the three and six months ended December 31, 1995, are based on the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents, which include stock options and/or warrants that are exercisable at prices below the average price of the Company's common stock during the three and six months ended December 31, 1995.

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


Note 2 - Inventories

      Inventories are comprised of the following:

                                         December 31,              June 30,
                                             1996                    1996
Raw materials and components             $10,734,244                $ 7,743,884
Finished goods                             7,928,652                  9,747,731
                                         -----------                -----------
                                         $18,662,896                $17,491,615
                                         ===========                ===========

Note 3 - Supplemental Disclosures of Cash Flow Information:

                                     For the Six months ended December 31,


                                            1996                  1995
                                            ----                  ----
Cash paid for interest                $   530,649            $   394,163
                                      ===========            ===========
Cash paid for taxes                   $    22,578            $   100,111
                                      ===========            ===========



      During the six months ended December 31, 1996 and 1995, capital lease obligations of approximately $126,000 and $565,000 were incurred when the Company entered into leases for the purchase of equipment.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three months ended December 31, 1996 compared to the three months ended December 31, 1995.

      Total revenues for the three months ended December 31, 1996 and 1995 were approximately $19,677,000 and $17,864,000, respectively, an increase of approximately $1,813,000 or 10.1%. Sales to original equipment manufacturer ("OEM") customers for the three months ended December 31, 1996 and 1995 were approximately $8,938,000 and $6,192,000, respectively, an increase of approximately $2,746,000 or 44.3%. Sales to Customers in the Americas for the three months ended December 31, 1996 and 1995 were approximately $7,582,000 and $7,738,000 respectively, a decline of approximately $156,000 or 2.0%. Sales to customers in Europe for the three months ended December 31, 1996 and 1995 were approximately $3,157,000 and $3,934,000 respectively, a decline of approximately $777,000 or 19.8%. The overall increase in sales was primarily due to increased sales of certain single-use camera models. However, sales of traditional cameras continued to decline from the year earlier period, though sales increased from the first quarter. The decrease in traditional camera revenues was anticipated and previously outlined in the Company's Form 10-K, for the fiscal year ended June 30, 1996, in connection with management's decision to eliminate a number of older motorized and manual traditional models, which resulted in inventory provisions in the fourth quarter of Fiscal 1996. Furthermore, sales of traditional 110 and 35 millimeter cameras are sluggish industry-wide as retailers have been reducing the shelf space they are devoting to these camera models because of the introduction of Advanced Photo System products. With respect to single-use cameras, slower than planned production ramp-up of new single-use Advanced Photo System cameras continued to impact the Company's ability to satisfy all OEM customer orders in the second quarter, and the Company expects this condition to continue into the third quarter.

      The Company has designed and will be introducing a number of innovative Advanced Photo System traditional cameras in the fourth quarter of Fiscal 1997 and in the first half of Fiscal 1998. These models have been well received at major photographic trade shows and by large potential customers . Sales of traditional cameras are not expected to increase until these new models are introduced. Demand for the Company's single-use cameras continues to be strong. The Company has already received substantial orders for its newly introduced OEM Customer Advanced Photo System single-use cameras.

      In the single-use camera category, the Company is readying two additional Advanced Photo System models, one daylight and one flash, two other Advanced Photo System models for a major OEM customer and a compact 35mm camera in a single-use body design in which new rolls of film can be reloaded. In addition, the Company is completing development of two new 35mm single-use cameras, daylight and flash, for its OEM customers, with initial anticipated delivery in the Company's fourth fiscal quarter and the first half of Fiscal 1998.

      In addition to developing two Advanced Photo System traditional cameras, the Company is engaged in developing and/or completing two 35mm traditional cameras for two well known manufacturers of high profile branded educational toys, with initial production for one of these products expected to commence during the fourth quarter of Fiscal 1997. The Company is also well along in negotiations with two potential new OEM customers for the Company's new traditional Advanced Photo System cameras. Annualized sales estimates for the larger of these two potential contracts are projected in the $30 to $35 million range once full production is attained. While the Company has a number of quality and performance evaluations it has to meet before these arrangements can be completed, initial production under the larger potential contract is expected to begin in the fourth quarter of Fiscal 1997. The Company has also commenced negotiations and quality testing with one of these potential OEM customers for a significant Advanced Photo System single-use camera contract.

      While the revenues in the second quarter exceeded the revenues in the same quarter last year, the Company remains cautious about near term financial performance. Increased costs associated with the introduction of new products during the remainder of Fiscal 1997 will have a negative impact on margins and profitability. While management is making every effort to reduce expenses, it is not unreasonable to anticipate the Company will experience a loss in third quarter of Fiscal 1997.

Gross Profit

      Gross profit, expressed as a percentage of sales, decreased to 33.9% for the three months ended December 31, 1996 from 34.9% for the three months ended December 31, 1995. This decrease was due to increases in license and royalty expenses, and substantial increases in product development costs. Product development costs for the three months ended December 31, 1996 and 1995, were approximately $810,000 and $370,000, respectively, an increase of approximately $440,000, or 118.9%. Gross profit percent increased 9.5% from the first quarter of Fiscal 1997, reflecting the manufacturing efficiencies from increased production volume.

Expenses

      Operating expenses consisting of selling, general and administrative and financial expenses, increased to $4,971,000 in the three months ended December 31, 1996 from $4,937,000 in the three months ended December 31, 1995, an increase of $34,000. As a percentage of sales, operating expenses decreased to 25.3% in the three months ended December 31, 1996 from 27.6% in the three months ended December 31, 1995.

      Selling expenses decreased to $2,038,000 or 10.4% of net sales in the three months ended December 31, 1996 from $2,209,000 or 12.4% of net sales in the three months ended December 31, 1995. The decrease was primarily attributable to the decreases in sales commissions due to decreased volume in the Americas and Europe and benefits from the consolidation of warehouse and administration facilities undertaken in Fiscal 1996.

      General and Administrative expenses increased to $2,464,000 or 12.5% of net sales in the three months ended December 31, 1996 from $2,134,000 or 11.9% of net sales in the three months ended December 31, 1995. The increase is primarily attributable to a reduction in the amortization period for goodwill and increases in professional fees and expenses related to contracts.

      Financial expenses decreased to $375,000 or 1.9% of net sales in the three months ended December 31, 1996 from $409,000 or 2.3% of net sales in the three months ended December 31, 1995. Such decrease was primarily a result of a decrease in average debt outstanding during the three months ended December 31, 1996, partially offset by an increase in the prime lending rate.

      Litigation and settlement costs in the three months ended December 31, 1996 and 1995 were approximately $95,000 and $185,000, respectively, a decrease of approximately $90,000, or 48.5%. The decrease in litigation and settlement expenses reflects the disposition of a number of outstanding matters in Fiscal 1996. The Company incurred legal expenses and settlement costs in the three months ended December 31, 1996 in connection with non-operating matters, primarily the demand for arbitration and other litigation against Jack Benun. In the three months ended December 31, 1995, litigation and settlement expenses were comprised of primarily the demand for arbitration and other litigation against Jack Benun and the purported class action.

Other (Income), Net

      Other income, net includes foreign exchange gains and losses and interest income net of directors fees and certain public relations costs.

Income Taxes

      The Company has made a minimal tax provision for the three months ended December 31, 1996 and 1995 because of loss carryforwards and no taxes payable in countries where the Company has earnings.

Six months ended December 31, 1996 compared to the six months ended December 31, 1995.

      Total revenues for the six months ended December 31, 1996 and 1995 were approximately $34,810,000 and $35,400,000, respectively, a decrease of approximately $590,000 or 1.7%. Sales to OEM customers for the six months ended December 31, 1996 and 1995 were approximately $13,977,000 and $12,025,000, respectively, an increase of approximately $1,952,000 or 16.2%. Sales to Customers in the Americas for the six months ended December 31, 1996 and 1995 were approximately $13,674,000 and $15,515,000 respectively, a decline of approximately $1,841,000 or 11.9%. Sales to customers in Europe for the six months ended December 31, 1996 and 1995 were approximately $7,159,000 and $7,860,000 respectively, a decline of approximately $701,000 or 8.9%. The overall decrease in sales was primarily due to decreased sales of traditional cameras net of increased sales of certain single-use camera models. The decrease in traditional camera revenues was anticipated and previously outlined in the Company's Form 10-K for the fiscal year ended June 30, 1996 in connection with management's decision to eliminate a number of older motorized and manual traditional models, which resulted in inventory provisions in the fourth quarter of Fiscal 1996. Furthermore, sales of traditional 110 and 35 millimeter cameras are sluggish industry-wide as retailers have been reducing the shelf space they are devoting to these camera models because of the introduction of Advanced Photo System products. With respect to single-use cameras, for the first six months, unit sales of single-use cameras were consistent with the same period in the prior year, although revenue from the sale of these cameras increased by more than $3,000,000, which is attributable to favorable product mix and higher average selling prices. Slower than planned production ramp-up of new single-use Advanced Photo System cameras continued to impact the Company's ability to satisfy all OEM customer orders in the second quarter, and the Company expects this condition to continue into the third quarter.

      The Company has designed and will be introducing a number of innovative Advanced Photo System traditional cameras in the fourth quarter of Fiscal 1997 and in the first half of Fiscal 1998. These models have been well received at major photographic trade shows and by large potential customers. Sales of traditional cameras are not expected to increase until these new models are introduced. Demand for the Company's single-use cameras continues to be strong. The Company has already received substantial orders for its newly introduced OEM Customer Advanced Photo System single-use cameras.

      In the single-use category, the Company is readying two additional Advanced Photo System models, one daylight and one flash, two other Advanced Photo System models for a major OEM customer and a compact 35mm camera in a single-use body design in which new rolls of film can be reloaded. In addition, the Company is completing development of two new 35mm single-use cameras, daylight and flash, for its OEM customers, with initial anticipated delivery in the Company's fourth fiscal quarter and the first half of Fiscal 1998.

      In addition to developing two Advanced Photo System traditional cameras, the Company is engaged in developing and/or completing two 35mm traditional cameras for two well known manufacturers of high profile branded educational toys, with initial production for one of these products expected to commence during the fourth quarter of Fiscal 1997. The Company is also well along in negotiations with two potential new OEM customers for the Company's new traditional Advanced Photo System cameras. Annualized sales estimates for the larger of these two potential contracts are projected in the $30 to $35 million range once full production is attained. While the Company has a number of quality and performance evaluations it has to meet before these arrangements can be completed, initial production under the larger potential contract is expected to begin in the fourth quarter of Fiscal 1997. The Company has also commenced negotiations and quality testing with one of these potential OEM customers for a significant Advanced Photo System single-use camera contract.

      The Company remains cautious about near term financial performance. Increased costs associated with the introduction of new products during the remainder of Fiscal 1997 will have a negative impact on margins and profitability. While management is making every effort to reduce expenses, it is not unreasonable to anticipate the Company will experience a loss in third quarter of the Fiscal 1997.

Gross Profit

      Gross profit, expressed as a percentage of sales, decreased to 29.8% for the six months ended December 31, 1996 from 34.0% for the six months ended December 31, 1995. This decrease was due to increases in license and royalty expenses, and substantial increases in product development costs. Product development costs for the six months ended December 31, 1996 and 1995, were approximately $1,581,000 and $694,000, respectively, an increase of approximately $887,000, or 127.8%. As new products are introduced and production volume increases, the Company expects margins to increase.

Expenses

      Operating expenses consisting of selling, general and administrative and financial expenses, decreased to $9,258,000 in the six months ended December 31, 1996 from $9,567,000 in the six months ended December 31, 1995, a decrease of $309,000 or 3.2%. As a percentage of sales, operating expenses decreased to 26.6% in the six months ended December 31, 1996 from 27.0% in the six months ended December 31, 1995.

      Selling expenses decreased to $3,738,000 or 10.7% of net sales in the six months ended December 31, 1996 from $4,082,000 or 11.5% of net sales in the six months ended December 31, 1995. The decrease was primarily attributable to the decreases in sales commissions due to decreased volume in the Americas and Europe and benefits from the consolidation of warehouse and administration facilities undertaken in Fiscal 1996.

      General and Administrative expenses increased to $4,626,000 or 13.3% of net sales in the six months ended December 31, 1996 from $4,455,000 or 12.6% of net sales in the six months ended December 31, 1995. The increase is primarily attributable to a reduction in the amortization period for goodwill and increases in professional fees and expenses related to contracts.

      Financial expenses decreased to $739,000 or 2.1% of net sales in the six months ended December 31, 1996 from $744,000 or 2.1% of net sales in the six months ended December 31, 1995. Such decrease was primarily a result of a decrease in average debt outstanding during the six months ended December 31, 1996, partially offset by an increase in the prime lending rate.

      Litigation and settlement costs in the six months ended December 31, 1996 and 1995 were approximately $155,000 and $286,000, respectively, a decrease of approximately $131,000, or 45.8%. The decrease in litigation and settlement expenses reflects the settlement of a number of outstanding issues in Fiscal 1996. The legal expenses and settlement costs incurred in the six months ended December 31, 1996 were related primarily to the demand for arbitration and other litigation against Jack Benun. In the six months ended December 31, 1995, litigation and settlement expenses were comprised of primarily the demand for arbitration and other litigation against Jack Benun, the purported class action, and the Roland Kohl litigation.

 Other (Income), Net

      Other income, net includes foreign exchange gains and losses and interest income net of directors fees and certain public relations costs.

Income Taxes

      The Company has made a minimal tax provision for the six months ended December 31, 1996 and 1995 because of loss carryforwards and no taxes payable in countries where the Company had earnings.

Liquidity and Capital Resources

      At December 31, 1996, the Company had working capital of $17,298,000 as compared to $16,696,000 at June 30, 1996. Cash flow provided by operating activities was approximately $3,199,000 for the six months ended December 31, 1996 compared to a use of approximately ($157,000) for the six months ended December 31, 1995. Capital expenditures, excluding assets financed under capital leases, for the six months ended December 31, 1996 and 1995 were approximately $975,000 and $1,462,000, respectively. The Company's principal funding requirement has been, and is expected to continue to be, the financing of accounts receivable and inventory.

The Bank of East Asia, Limited New York ("BOEA NY")

      On December 20, 1994, the Company obtained a one year, $1,500,000 revolving credit facility with BOEA NY. On September 20, 1995, the Company executed an amendment to its revolving line of credit with the BOEA NY to increase the credit facility to $3,000,000. The facility has also been extended to December 19, 1997. The BOEA NY Facility is secured by certain accounts receivable of the Company's Hong Kong operations and bears interest at 2% above BOEA NY's prime lending rate, which was 8.25% at December 31, 1996. Availability under the BOEA NY Facility is subject to advance formulas based on eligible accounts receivable with no minimum borrowing. At December 31, 1996, approximately $1,538,000 was outstanding and classified as short-term debt under the BOEA NY Facility.

The CIT Group/Credit Finance, Inc ("CIT")

      The Company has a $5,000,000 credit facility with CIT (the "CIT Facility") which expires on May 31, 1997. The CIT Facility is secured by accounts receivable, inventory and other related assets of the Company's United States operations and bears interest at 2% above CIT's prime lending rate, which was 8.25% at December 31, 1996. Availability under the CIT Facility is subject to advance formulas based on eligible inventory and accounts receivable with minimum borrowing of $2,000,000. At December 31, 1996, approximately $2,006,000 was outstanding and classified as short-term debt under the CIT Facility.

Bank of East Asia, Limited ("BOEA") -- Hong Kong

      Concord HK has a credit facility (the "BOEA Facility") with BOEA that provides Concord HK with up to $6,900,000 of financing as follows: letters of credit and standby letters of credit up to $2,825,000, overdraft and packing loans of up to $3,600,000 and an installment loan of $475,000. The installment loan was utilized in part to repay the outstanding mortgage obligation on the Hong Kong office property to the Bank of China. As of December 31, 1996, approximately $5,370,000 was utilized and approximately

$1,055,000 was available under the BOEA Facility. Approximately $3,134,000 of the total $5,370,000 utilized, was in the form of trade finance, including but not limited to import letters of credit. The BOEA Facility, which is payable on demand, bears interest at 2% above BOEA's prime lending rate for letters of credit and 2.25% above BOEA's prime lending rate for overdraft and packing loans. At December 31, 1996 BOEA's prime lending rate was 8.25%. In connection with the BOEA Facility, Concord HK has placed a $1,169,000 time deposit with BOEA, which is included in prepaid and other current assets at December 31, 1996 and such deposit is pledged as collateral for the BOEA facility. In addition, all amounts outstanding under the BOEA Facility are guaranteed by Concord. At December 31, 1996, approximately $3,134,000 was classified as short-term debt under the BOEA facility.

      On January 31, 1997, the Company received a commitment letter from the East Asia Finance Company, a wholly-owned subsidiary of BOEA, to extend to Concord HK a five year equipment leasing facility in the amount of $1,100,000 to finance $1,600,000 of capital expenditures for its expanded China manufacturing facilities. The Company anticipates utilizing this facility during the third quarter of Fiscal 1997 to acquire additional equipment to help meet the demand for additional production in the fourth quarter and in Fiscal 1998.

Toronto Domino Bank  ("TDB")

      On November 25, 1996, the Company obtained a $1,090,000 working capital facility with TDB (the "TDB Facility") with an annual review date of December 31, 1997. The TDB Facility is secured by accounts receivable, inventory and other related assets of the Company's Canadian operations and bears interest at 1% above TDB's prime lending rate, which was 4.75% at December 31, 1996. Availability under the TDB Facility is subject to advance formulas based on eligible accounts receivable and seasonable inventory eligibility with no minimum borrowings and is subject to monthly covenant requirements. At December 31, 1996, no amounts were outstanding and the Company was in compliance with all covenants under the TDB Facility.

Other arrangements and future cash commitments

      The Company anticipates utilizing a five year equipment leasing facility in the amount of $1,100,000 from the East Asia Finance Company to finance $1,600,000 of capital expenditures for its expanded China manufacturing facilities during the third quarter of Fiscal 1997. [See Bank of East Asia, Limited ("BOEA") - Hong Kong].

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

                             DATE: February 12, 1997