Form 10-Q
period 1997-03-31
CONCORD CAMERA CORP
filed 1997-05-12
CIK 831861

Washington, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended March 31, 1997 - Commission file Number 0-17038


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

        Common Stock, no par value -- 10,880,473 shares as of May 9, 1997
                   ------------------------------

                                  Page 1 of 17
                            Exhibit Index on Page 16




PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

Concord Camera Corp.
Consolidated Balance Sheets


                                                                                                  March 31,
                                                                                         1997                June 30,
                                                                                      (unaudited)              1996

Current assets:
 Cash                                                                               $ 6,591,662           $  4,996,770
 Accounts receivable, net                                                             5,332,363              7,550,408
 Inventories                                                                         18,873,253             17,491,615
 Prepaid expenses and other current assets                                            2,933,526              2,540,802
                                                                                  -------------          -------------
Total current assets                                                                 33,730,804             32,579,595
 Plant and equipment, net                                                            11,498,510             11,708,736
 Goodwill, net                                                                        1,211,225              1,510,197
 Other assets                                                                         4,987,804              4,051,268
                                                                                  -------------          -------------
Total assets                                                                        $51,428,343            $49,849,796
                                                                                    ===========            ===========
Current liabilities:
 Short-term debt                                                                   $  6,183,519           $  6,368,972
 Current portion of long-term debt                                                       32,085                 29,552
 Current obligations under capital leases                                               642,384                570,899
 Accounts payable                                                                     9,646,064              6,000,328
 Accrued expenses                                                                     1,730,486              2,172,863
 Income taxes payable                                                                     2,832                 79,050
 Other current liabilities                                                              136,636                661,735
                                                                                  -------------          -------------
Total current liabilities                                                            18,374,006             15,883,399
 Deferred income taxes                                                                  469,544                442,889
 Long-term debt                                                                         405,633                430,589
 Obligations under capital leases                                                     1,501,558              1,948,443
 Other long-term liabilities                                                            666,791                666,791
                                                                                 --------------         --------------
Total liabilities                                                                    21,417,532             19,372,111
                                                                                   ------------           ------------
Stockholders' equity:
 Common stock, no par value, 20,000,000 authorized; 10,944,026  issued
as of March 31, 1997 and June 30, 1996                                               39,361,893             36,361,893
 Paid in capital                                                                        850,786                850,786
 Deficit                                                                             (7,162,375)            (6,802,992)
 Notes receivable arising from common stock purchase agreements                      (2,586,574)            (2,479,083)
                                                                                  --------------         --------------
                                                                                     30,463,730             30,930,604
 Less: treasury stock, at cost; 63,553 shares                                          (452,919)              (452,919)
                                                                                 ---------------        ---------------
Total stockholders' equity                                                           30,010,811             30,477,685
                                                                                     ----------           ------------
Total liabilities and stockholders' equity                                          $51,428,343            $49,849,796
                                                                                    ===========            ===========


See accompanying notes to consolidated financial statements.

                                        2




Concord Camera Corp.
Consolidated Statements of Operations
                                                                                                   (unaudited)
                                                                                           For the three months ended
                                                                                                    March 31,

                                                                                         1997                      1996
                                                                                         ----                      ----

Net sales                                                                           $ 12,321,789                $15,534,417
Cost of products sold                                                                  9,837,075                 10,986,508
                                                                                    ------------               ------------
Gross profit                                                                           2,484,714                  4,547,909
Selling expenses                                                                       1,395,482                  1,732,617
General and administrative expenses                                                    2,295,592                  2,091,121
Financial expenses                                                                       326,262                    384,500
Other (income), net                                                                     (130,012)                   (70,583)
Legal expenses and settlement costs                                                       74,525                    323,593
                                                                                    ------------               ------------
Income (loss) from operations before income taxes                                     (1,477,135)                    86,661
Provision (benefit) for income taxes                                                       7,338                       (145)
                                                                                    ------------               ------------
Net Income (loss)                                                                   ($ 1,484,473)               $    86,806
                                                                                    ============                ===========
Income (loss) per common and common equivalent share                                      ($0.14)                     $0.01
                                                                                    =============               ===========
Weighted average number of common and common equivalent shares outstanding            10,880,473                 10,959,899
                                                                                    =============               ===========

See accompanying notes to consolidated financial statements.


                                        3



Concord Camera Corp.
Consolidated Statements of Operations

                                                                                       For the nine months ended
                                                                                              March 31,

                                                                                     1997                     1996
                                                                                     ----                     ----

Net sales                                                                       $47,131,611                 $50,933,925
Cost of products sold                                                            34,288,051                  34,360,134
                                                                                -----------                ------------
Gross profit                                                                     12,843,560                  16,573,791
Selling expenses                                                                  5,133,040                   5,814,955
General and administrative expenses                                               6,921,523                   6,545,838
Financial expenses                                                                1,065,413                   1,128,616
Other (income), net                                                                (154,742)                    (29,508)
Legal expenses and settlement costs                                                 229,769                     609,275
                                                                                -----------                ------------
Income (loss) from operations before income taxes                                  (351,443)                  2,504,615
Provision for income taxes                                                            7,940                         626
                                                                                -----------                ------------
Net Income (loss)                                                              $   (359,383)               $  2,503,989
                                                                                ============               ============
Income (loss) per common and common equivalent share                                 ($0.03)                      $0.22
                                                                                ============               ============
Weighted average number of common and common equivalent shares outstanding        10,880,473                 11,218,845
                                                                                ============               ============
See accompanying notes to consolidated financial statements.




Concord Camera Corp.
Consolidated Statements of Cash Flows
                                                                                                (Unaudited)
                                                                                   For the nine months ended March 31,

                                                                                       1997                  1996
                                                                                       ----                  ----

Cash flows from operating activities:
 Net income (loss)                                                                ($  359,383)         $  2,503,989
                                                                                  ------------         ------------
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                                                      2,317,614            2,182,168
 Interest income on notes receivable arising from common stock agreements            (107,491)             (56,884)
Change in assets and liabilities:
 Decrease in accounts receivable                                                    2,218,045              861,595
 (Increase) in inventories                                                         (1,381,638)          (3,005,829)
 Decrease (increase) in prepaid expenses and other current assets                    (396,000)             101,702
 (Increase) in other assets                                                        (1,382,103)            (229,779)
 Increase (decrease) in accounts payable                                            3,645,736             (903,733)
 (Decrease) in accrued expenses                                                      (442,377)            (812,358)
 (Decrease) in income taxes payable                                                   (76,218)            (184,114)
 (Decrease) in other current liabilities                                             (525,099)            (145,366)
 Increase (decrease) in deferred income taxes                                          26,655              (41,953)
                                                                                 ------------         ------------
 Total adjustments                                                                  3,897,124           (2,234,551)
                                                                                 ------------         ------------
 Net cash provided by operating activities                                          3,537,741              269,438
                                                                                 ------------         ------------
Cash flows from investing activities:
 Purchase of property, plant and equipment                                         (1,233,623)          (2,129,917)
 Decrease in investments and advances to joint ventures                                   -                 64,378
                                                                                 ------------         ------------
 Net cash (used in) investing activities                                           (1,233,623)          (2,065,539)
                                                                                 ------------         ------------
Cash flows from financing activities:
 Net borrowings (repayments) under short-term debt agreements                        (185,453)           1,758,912
 Net borrowings (repayments) of long-term debt                                        (22,423)             177,955
 Principal payments under capital lease obligations                                  (501,350)            (755,699)
 Net proceeds from issuance of common stock                                               -                 40,250
                                                                                 ------------         ------------
 Net cash provided by (used in) financing activities                                 (709,226)           1,221,418
                                                                                 ------------         ------------
 Net increase (decrease) in cash                                                    1,594,892             (574,683)
 Cash at beginning of period                                                        4,996,770            4,533,216
                                                                                 ------------         ------------
 Cash at end of period                                                             $6,591,662          $ 3,958,533
                                                                                  ===========          ===========

See  accompanying  notes  to  consolidated  financial  statements.  See Note 3 -
Supplemental Disclosure of cash flow information.


                              CONCORD CAMERA CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (unaudited)

      In the opinion of Concord Camera Corp. ("the Company"), the accompanying unaudited financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company`s financial position as of March 31, 1997, and the results of operations and cash flows for the periods ended March 31, 1997 and 1996.

      The Notes to Consolidated Financial Statements, which are included in the Company's 1996 Form 10-K Annual Report, should be read with the accompanying financial statements.

      Earnings (loss) per common and common equivalent share, for the three months ended March 31, 1997 and nine months ended March 31, 1997 and 1996 are based on the weighted average number of common shares outstanding. Common stock equivalents outstanding during the three and nine months ended March 31, 1997 were not included in the calculation of earnings per share because their effect was antidilutive. Earnings per common share, for the three months ended March 31, 1996, are based on the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents, which include stock options and/or warrants that are exercisable at prices below the average price of the Company's common stock during the three months ended March 31, 1996.

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


Note 2 - Inventories

      Inventories are comprised of the following:

                                     March 31,               June 30,
                                       1997                   1996
Raw materials and components       $12,063,664            $  7,743,884
Finished goods                       6,809,589               9,747,731
                                   -----------             -----------
                                   $18,873,253             $17,491,615
                                   ===========             ===========

Note 3 - Supplemental Disclosures of Cash Flow Information:

                                   For the nine months ended March 31,


                                       1997                   1996
                                       ----                   ----
Cash paid for interest            $   780,949            $   651,537
                                  ===========            ===========
Cash paid for taxes               $    29,916            $   252,518
                                  ===========            ===========



      During the nine months ended March 31, 1997 and 1996, capital lease obligations of approximately $126,000 and $565,000 were incurred when the Company entered into leases for the purchase of equipment.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three months ended March 31, 1997 compared to the three months ended March 31, 1996.

      Total revenues for the three months ended March 31, 1997 and 1996 were approximately $12,322,000 and $15,534,000, respectively, a decrease of approximately $3,212,000 or 20.7%. Sales to original equipment manufacturer ("OEM") customers for the three months ended March 31, 1997 and 1996 were approximately $7,178,000 and $7,647,000, respectively, a decrease of approximately $469,000 or 6.1%. Sales to Customers in the Americas for the three months ended March 31, 1997 and 1996 were approximately $2,673,000 and $4,891,000 respectively, a decline of approximately $2,218,000 or 45.3%. Sales to customers in Europe for the three months ended March 31, 1997 and 1996 were approximately $2,471,000 and $2,996,000 respectively, a decline of approximately $525,000 or 17.5%. These decreases are due to lower sales of traditional and single- use camera models. The decrease in traditional camera revenues was anticipated and previously outlined in the Company's Form 10-K, for the fiscal year ended June 30, 1996, in connection with management's decision to eliminate a number of older motorized and manual traditional models, which resulted in inventory provisions in the fourth quarter of Fiscal 1996. Furthermore, sales of traditional 110 and 35 millimeter cameras are sluggish industry-wide as retailers have been reducing the shelf space they are devoting to these camera models because of the introduction of Advanced Photo System products. With respect to single-use cameras, slower than planned production ramp-up of new single-use Advanced Photo System cameras continued to impact the Company's ability to satisfy all OEM customer orders in the third quarter, and the Company expects increased production levels in the fourth quarter and anticipates single-use camera sales for the fiscal year will exceed last year's level.

      The Company has designed and will be introducing a number of innovative Advanced Photo System traditional cameras in the fourth quarter of Fiscal 1997 and in the first half of Fiscal 1998. These models have been well received at major photographic trade shows and by large potential customers . Sales of traditional cameras are not expected to increase until these new models are introduced. Demand for the Company's single- use cameras continues to be strong. The Company has already received substantial orders for its newly introduced OEM Customer Advanced Photo System single-use cameras.

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

      In addition to developing two Advanced Photo System traditional cameras, the Company is engaged in developing and/or completing two 35mm traditional cameras for two well known manufacturers of high profile branded educational toys, with initial production for one of these products expected to commence during the fourth quarter of Fiscal 1997. The Company is also well along in negotiations with two potential new OEM customers for the Company's new traditional Advanced Photo System cameras. Annualized sales estimates for the larger of these two potential contracts are projected in the $30 million range once full production is attained. While the Company has a number of quality and performance evaluations it has to meet before these arrangements can be completed, initial production under the larger potential contract is expected to begin in the fourth quarter of Fiscal 1997 or shortly thereafter. The Company has also commenced negotiations and quality testing with one of these potential OEM customers for a significant Advanced Photo System single-use camera contract.

      Management expects that the fourth quarter will be profitable with sales ahead of those for the fourth quarter of last year. Management remains cautious about near term financial performance, but is enthusiastic over the potential results to be realized from the introduction of the Company's new products. Management anticipates increased sales and production volume in the fourth fiscal quarter to reverse the decline in gross profit margin from the prior year.

Gross Profit

      Gross profit, expressed as a percentage of sales, decreased to 20.2% for the three months ended March 31, 1997 from 29.3% for the three months ended March 31, 1996. This decrease was due in part to the decline in manufacturing volume, increases in license and royalty expenses, and substantial increases in product development costs. Product development costs for the three months ended March 31, 1997 and 1996, were approximately $746,000 and $387,000, respectively, an increase of approximately $359,000, or 92.8%.

Expenses

      Operating expenses consisting of selling, general and administrative and financial expenses, decreased to $4,017,000 in the three months ended March 31, 1997 from $4,208,000 in the three months ended March 31, 1996, a decrease of $191,000. As a percentage of sales, operating expenses increased to 32.6% in the three months ended March 31, 1997 from 27.1% in the three months ended March 31, 1996.

      Selling expenses decreased to $1,395,000 or 11.3% of net sales in the three months ended March 31, 1997 from $1,733,000 or 11.2% of net sales in the three months ended March 31, 1996. The decrease was primarily attributable to the decreases in sales commissions due to decreased volume in the Americas and Europe and benefits from the consolidation of warehouse and administration facilities undertaken in Fiscal 1996.

      General and Administrative expenses increased to $2,296,000 or 18.6% of net sales in the three months ended March 31, 1997 from $2,091,000 or 13.5% of net sales in the three months ended March 31, 1996. The increase is primarily attributable to a reduction in the amortization period for goodwill and increases in professional fees and expenses related to OEM customer contracts.

      Financial expenses decreased to $326,000 or 2.6% of net sales in the three months ended March 31, 1997 from $385,000 or 2.5% of net sales in the three months ended March 31, 1996. Such decrease was primarily a result of a decrease in average debt outstanding during the three months ended March 31, 1997, partially offset by an increase in the prime lending rate.

      Litigation and settlement costs in the three months ended March 31, 1997 and 1996 were approximately $75,000 and $324,000, respectively, a decrease of approximately $249,000, or 76.9%. The decrease in litigation and settlement expenses reflects the disposition of a number of outstanding matters in Fiscal 1996. The Company incurred legal expenses and settlement costs in the three months ended March 31, 1997 in connection with non-operating matters, primarily the demand for arbitration and other litigation against Jack Benun. In the three months ended March 31, 1996, litigation and settlement expenses were comprised of primarily the demand for arbitration and other litigation against Jack Benun, a purported class action, and legal fees related to the Roland Kohl Settlement.

Other (Income), Net

      Other income, net includes foreign exchange gains and losses and interest income net of directors fees and certain public relations costs.

Income Taxes

      The Company has made a minimal tax  provision  for the three  months ended
March 31, 1997 and 1996 because of loss carryforwards available in countries where the Company has earnings.

Nine months ended March 31, 1997 compared to the nine months ended March 31, 1996.

      Total revenues for the nine months ended March 31, 1997 and 1996 were approximately $47,132,000 and $50,934,000, respectively, a decrease of approximately $3,802,000 or 7.5%. Sales to OEM customers for the nine months ended March 31, 1997 and 1996 were approximately $21,683,000 and $19,735,000, respectively, an increase of approximately $1,948,000 or 9.9%. Sales to Customers in the Americas for the nine months ended March 31, 1997 and 1996 were approximately $16,335,000 and $20,406,000 respectively, a decline of approximately $4,071,000 or 20.0%. Sales to customers in Europe for the nine months ended March 31, 1997 and 1996 were approximately $9,114,000 and $10,793,000 respectively, a decline of approximately $1,679,000 or 15.6%. These decreases are due to lower sales of traditional and single-use camera models. The decrease in traditional camera revenues was anticipated and previously outlined in the Company's Form 10-K for the fiscal year ended June 30, 1996 in connection with management's decision to eliminate a number of older motorized and manual traditional models, which resulted in inventory provisions in the fourth quarter of Fiscal 1996. Furthermore, sales of traditional 110 and 35 millimeter cameras are sluggish industry-wide as retailers have been reducing the shelf space they are devoting to these camera models because of the introduction of Advanced Photo System products. With respect to single-use cameras, for the first nine months, unit sales of single-use cameras were lower than the same period in the prior year, although revenue from the sale of these cameras was essentially flat, which is attributable to favorable product mix and higher average selling prices. Slower than planned production ramp-up of new single-use Advanced Photo System cameras continued to impact the Company's ability to satisfy all OEM customer orders in the third quarter, and the Company expects increased production levels in the fourth quarter and anticipates single-use camera sales for the fiscal year will exceed last year's level.

      The Company has designed and will be introducing a number of innovative Advanced Photo System traditional cameras in the fourth quarter of Fiscal 1997 and in the first half of Fiscal 1998. These models have been well received at major photographic trade shows and by large potential customers. Sales of traditional cameras are not expected to increase until these new models are introduced. Demand for the Company's single- use cameras continues to be strong. The Company has already received substantial orders for its newly introduced OEM Customer Advanced Photo System single-use cameras.

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

      In addition to developing two Advanced Photo System traditional cameras, the Company is engaged in developing and/or completing two 35mm traditional cameras for two well known manufacturers of high profile branded educational toys, with initial production for one of these products expected to commence during the fourth quarter of Fiscal 1997. The Company is also well along in negotiations with two potential new OEM customers for the Company's new traditional Advanced Photo System cameras. Annualized sales estimates for the larger of these two potential contracts are projected in the $30 million range once full production is attained. While the Company has a number of quality and performance evaluations it has to meet before these arrangements can be completed, initial production under the larger potential contract is expected to begin in the fourth quarter of Fiscal 1997 or shortly thereafter. The Company has also commenced negotiations and quality testing with one of these potential OEM customers for a significant Advanced Photo System single-use camera contract.

      Management expects that the fourth quarter will be profitable with sales ahead of those for the fourth quarter of last year. Management remains cautious about near term financial performance, but is enthusiastic over the potential results to be realized from the introduction of the Company's new products. Management anticipates increased sales and production volume in the fourth fiscal quarter to reverse the decline in gross profit margin from the prior year.

Gross Profit

      Gross profit, expressed as a percentage of sales, decreased to 27.3% for the nine months ended March 31, 1997 from 32.5% for the nine months ended March 31, 1996. This decrease was due to increases in license and royalty expenses, and substantial increases in product development costs. Product development costs for the nine months ended March 31, 1997 and 1996, were approximately $2,327,000 and $1,081,000, respectively, an increase of approximately $1,246,000, or 115.4%. As new products are introduced and production volume increases, the Company expects margins to increase.

Expenses

      Operating expenses consisting of selling, general and administrative and financial expenses, decreased to $13,120,000 in the nine months ended March 31, 1997 from $13,489,000 in the nine months ended March 31, 1996, a decrease of $369,000 or 2.7%. As a percentage of sales, operating expenses increased to 27.8% in the nine months ended March 31, 1997 from 26.5% in the nine months ended March 31, 1996.

      Selling expenses decreased to $5,133,000 or 10.9% of net sales in the nine months ended March 31, 1997 from $5,815,000 or 11.4% of net sales in the nine months ended March 31, 1996. The decrease was primarily attributable to the decreases in sales commissions due to decreased volume in the Americas and Europe and benefits from the consolidation of warehouse and administration facilities undertaken in Fiscal 1996.

      General and Administrative expenses increased to $6,922,000 or 14.7% of net sales in the nine months ended March 31, 1997 from $6,546,000 or 12.9% of net sales in the nine months ended March 31, 1996. The increase is primarily attributable to a reduction in the amortization period for goodwill and increases in professional fees and expenses related to OEM customer contracts.

      Financial expenses decreased to $1,065,000 or 2.3% of net sales in the nine months ended March 31, 1997 from $1,129,000 or 2.2% of net sales in the nine months ended March 31, 1996. Such decrease was primarily a result of a decrease in average debt outstanding during the nine months ended March 31, 1997, partially offset by an increase in the prime lending rate.

      Litigation and settlement costs in the nine months ended March 31, 1997 and 1996 were approximately $230,000 and $609,000, respectively, a decrease of approximately $379,000, or 62.2%. The decrease in litigation and settlement expenses reflects the settlement of a number of outstanding issues in Fiscal 1996. The legal expenses and settlement costs incurred in the nine months ended March 31, 1997 were related primarily to the demand for arbitration and other litigation against Jack Benun. In the nine months ended March 31, 1996, litigation and settlement expenses were comprised of primarily the demand for arbitration and other litigation against Jack Benun, a purported class action, and the Roland Kohl litigation.

Other (Income), Net

      Other income, net includes foreign exchange gains and losses and interest income net of directors fees and certain public relations costs.

Income Taxes

      The Company has made a minimal tax provision for the nine months ended March 31, 1997 and 1996 because of loss carryforwards available in countries where the Company has earnings.

Liquidity and Capital Resources

      At March 31, 1997, the Company had working capital of $15,357,000 as compared to $16,696,000 at June 30, 1996. Cash flow provided by operating activities was approximately $3,538,000 and $269,000 for the nine months ended March 31, 1997 and 1996, respectively. Capital expenditures, excluding assets financed under capital leases, for the nine months ended March 31, 1997 and 1996 were approximately $1,234,000 and $2,130,000, respectively. The Company's principal funding requirement has been, and is expected to continue to be, the financing of accounts receivable and inventory.

The Bank of East Asia, Limited New York ("BOEA NY")

      On December 20, 1994, the Company obtained a one year, $1,500,000 revolving credit facility with BOEA NY. On September 20, 1995, the Company executed an amendment to its revolving line of credit with the BOEA NY to increase the credit facility to $3,000,000. The facility has been extended to December 19, 1997. The BOEA NY Facility is secured by certain accounts receivable of the Company's Hong Kong operations and bears interest at 2% above BOEA NY's prime lending rate, which was 8.5% at March 31, 1997. Availability under the BOEA NY Facility is subject to advance formulas based on eligible accounts receivable with no minimum borrowing. At March 31, 1997, approximately $1,873,000 was outstanding and classified as short-term debt under the BOEA NY Facility.

The CIT Group/Credit Finance, Inc ("CIT")

      The Company has a $5,000,000 credit facility with CIT (the "CIT Facility") which expires on May 31, 1997. The CIT Facility is secured by accounts receivable, inventory and other related assets of the Company's United States operations and bears interest at 2% above CIT's prime lending rate, which was 8.5% at March 31, 1997. Availability under the CIT Facility is subject to advance formulas based on eligible inventory and accounts receivable with minimum borrowing of $2,000,000. At March 31, 1997, approximately $1,382,000 was outstanding and classified as short-term debt under the CIT Facility.

Bank of East Asia, Limited ("BOEA") --Hong Kong

      Concord HK has a credit facility (the "BOEA Facility") with BOEA that provides Concord HK with up to $6,900,000 of financing as follows: letters of credit and standby letters of credit up to $2,825,000, overdraft and packing loans of up to $3,600,000 and an installment loan of $475,000. The installment loan was utilized in part to repay the outstanding mortgage obligation on the Hong Kong office property to the Bank of China. As of March 31, 1997, approximately $5,003,000 was utilized and approximately $1,422,000 was available under the BOEA Facility. Approximately $3,854,000 of the total $5,003,000 utilized, was in the form of trade finance, including but not limited to import letters of credit. The BOEA Facility, which is payable on demand, bears interest at 2% above BOEA's prime lending rate for letters of credit and 2.25% above BOEA's prime lending rate for overdraft and packing loans. At March 31, 1997 BOEA's prime lending rate was 8.5%. In connection with the BOEA Facility, Concord HK has placed a $1,184,000 time deposit with BOEA, which is included in prepaid and other current assets at March 31, 1997 and such deposit is pledged as collateral for the BOEA facility. In addition, all amounts outstanding under the BOEA Facility are guaranteed by Concord. At March 31, 1997, approximately $2,854,000 was classified as short-term debt under the BOEA facility.

      On January 31, 1997, the Company received a commitment letter from the East Asia Finance Company, a wholly-owned subsidiary of BOEA, to extend to Concord HK a five year equipment leasing facility in the amount of $1,100,000 to finance $1,600,000 of capital expenditures for its expanded China manufacturing facilities. The Company anticipates utilizing this facility during the fourth quarter of Fiscal 1997 to acquire additional equipment to help meet the demand for additional production in the fourth quarter and in Fiscal 1998.

Toronto Dominion Bank  ("TDB")

      On November 25, 1996, the Company obtained a $1,090,000 working capital facility with TDB (the "TDB Facility") with an annual review date of October 31, 1997. The TDB Facility is secured by accounts receivable, inventory and other related assets of the Company's Canadian operations and bears interest at 1% above TDB's prime lending rate, which was 4.75% at March 31, 1997. Availability under the TDB Facility is subject to advance formulas based on eligible accounts receivable and seasonable inventory eligibility with no minimum borrowings and is subject to monthly covenant requirements. At March 31, 1997, approximately $107,000 was outstanding and classified as short-term debt and the Company was in compliance with all covenants under the TDB Facility.

Other arrangements and future cash commitments

      The Company anticipates utilizing a five year equipment leasing facility in the amount of $1,100,000 from the East Asia Finance Company to finance $1,600,000 of capital expenditures for its expanded China manufacturing facilities during the fourth quarter of Fiscal 1997. [See Bank of East Asia, Limited ("BOEA") - Hong Kong].

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

PART 2. OTHER INFORMATION


a.  Item 6. Reports on Form 8-K   None


b.  Exhibits

      Exhibit No.           Exhibit
      27                    Financial Data Schedule

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

                               DATE: May 12, 1997