Form 10-K
period 1997-06-30
CONCORD CAMERA CORP
filed 1997-09-30
CIK 831861

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


  For the fiscal year ended June 30, 1997      Commission file No. 0-17038


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

Company's telephone number, including area code: (732) 499-8280 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:


                      Common Stock, no par value per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

As of September 19, 1997 the aggregate market value of the Common Stock (based upon the high and low trading prices) held by non-affiliates of the Company was approximately $45,561,981.

   As of September 19, 1997 the number of shares outstanding of the Company's Common Stock was 10,880,473.
                       ----------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                            Exhibit Index -- Page --
                                    Page 1 of

                                     PART I

This report contains certain "forward-looking statements" concerning the Company's operations, economic performance and financial conditions, which are subject to inherent uncertainties and risks. Actual results could differ materially from those anticipated in this report. When used in this report, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements.

Item 1. Business.

General. The Company was incorporated in New Jersey on September 30, 1982 and consummated its initial public offering in July 1988. Its principal offices and administrative headquarters are located at 35 Mileed Way, Avenel, New Jersey 07001. The Company's manufacturing facilities are located in the People's Republic of China ("PRC"). The Company has two distribution subsidiaries in North America, three in Europe and one in Hong Kong. Unless the context indicates otherwise, when used in this report the word "Company" refers to Concord Camera Corp. and its subsidiaries and unless otherwise indicated, any twelve-month period ending or ended on June 30, will be referred to as "Fiscal" with the appropriate year specified.

The Company's principal business is the design, manufacture, marketing, distribution and sale of popularly-priced, easy-to-use conventional and single-use 35 millimeter and Advanced Photo System cameras and 110 film cartridge cameras, which it manufactures and assembles in the PRC. The Company's objective is to respond to consumer demand for popularly-priced cameras with contemporary design and modern technology. The Company currently produces numerous product lines with suggested United States retail sales prices ranging from $5.99 to $60.

Domestic and Foreign Sales, Markets and Marketing

The Company sells its products to both United States and foreign customers. In Fiscal 1997, approximately 43% of the Company's consolidated sales were made to customers in the United States. Approximately 57% of the Company's consolidated sales were made to customers outside the United States.

The Company's customers consist of major discount, drugstore and retail chains, independent retail stores, distributors, accounts which use the cameras as premiums in connection with their product sales and major original equipment manufacturers ("OEMs").

In Fiscal 1997, two OEM customers of finished single-use cameras and unassembled single-use cameras without film and batteries, accounted for 40.4% of the Company's consolidated sales. Imation (formerly a subsidiary of Minnesota Mining & Manufacturing Co.) and Agfa-Gevaert AG accounted for 19.8% and 20.6% of consolidated sales, respectively. The Company believes the loss of such customers would have a material adverse effect on the Company and its subsidiaries, taken as a whole. No other customer accounted for 10% or more of sales.

During the first quarter of Fiscal 1998, the Company executed an agreement with one of the world's largest film and camera manufacturers, pursuant to which the Company will produce a lower cost Advanced Photo System camera to be sold and marketed by this customer as one of its branded products. The Company anticipates that revenues from the sale of this camera will be approximately $20 million in

Fiscal 1998. Shipments of this product began in September 1997. In addition, the Company has completed an agreement with another of the world's leading specialized film and camera manufacturers to co-develop and exclusively manufacture for this customer specialized, traditional and single-use cameras. The Company does not expect to realize any revenues from this agreement until Fiscal 1999, at which time sales to this new customer are expected to be substantial. The Company is engaged in negotiations with certain of its existing OEM customers and with other OEMs which, if successful, in certain instances could result in other increases in sales of the Company's products on an OEM basis. There can be no assurance that such negotiations will be successfully consummated.

The Company's sales are somewhat seasonal resulting in a higher sales volume during its first and second fiscal quarters. Increased volume is attributable to purchases for the holiday season. Sales for the first six months of Fiscal 1997 were $34,810,000 compared to $30,937,000 for the second six months of the year. Sales for the first six months of Fiscal 1996 were $35,400,000 compared to $31,382,000 for the second six months of that year.

Concord Americas. Consolidated sales of the Company's United States, Canadian and Latin American operations (collectively "Concord Americas") for Fiscal 1997, 1996 and 1995 were approximately $11,629,000, $15,073,000 and $24,951,000, respectively. Net sales for Fiscal 1995 included OEM sales with point-of-sale out of the U.S. of approximately $2,225,000 and non-camera revenues of approximately $2,476,000. If the foregoing sales were eliminated from Concord Americas operations from Fiscal 1995, it would reflect traditional camera sales in the Americas for Fiscal 1997, 1996 and 1995 of $11,629,000, $15,073,000 and
$20,250,000, respectively. During Fiscal 1997, 1996 and 1995, Concord Americas' customers purchased approximately $10,368,000, $11,151,000 and $12,295,000, respectively from Concord Camera HK Limited ("Concord HK"). These decreases are due to lower sales of traditional and single-use camera models. The decrease in traditional camera revenues was anticipated and previously outlined in the Company's Form 10-K for the fiscal year ended June 30, 1996 in connection with management's decision to eliminate a number of older motorized and manual traditional models. [See "Item 1. Products-35 Millimeter Models"].

As part of its continuing effort to reduce worldwide administrative expenses, the Company shut down its Panamanian operations during Fiscal 1997. The Company has consolidated certain administrative, accounting and warehousing functions of the United States, Canadian and Panamanian operations in the United States in order to control costs and improve operations.

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

Concord Europe. Consolidated sales of Concord Camera GmbH ("Concord Germany"), Concord Camera Europe (formerly Concord Camera UK Limited) ("Concord UK") and Concord Camera France SARL ("Concord France") and Concord Camera (Hungary) Ltd. ("Concord Hungary"), collectively "Concord

Europe," were approximately $7,868,000, $9,267,000 and $9,278,000 in Fiscal 1997, 1996 and 1995, respectively. During Fiscal 1997, 1996 and 1995, European customers purchased approximately $4,873,000, $4,632,000 and $2,491,000, respectively from Concord HK.

The Company has consolidated certain administrative, accounting and warehousing functions of the British, German and French operations in the United Kingdom in order to control costs and improve operations. Concord Europe is now in position to better service its customers in a growing marketplace and increase its market shares in this region.

Far East. Sales by Concord HK were approximately $46,249,000, $42,442,000 and $27,910,000 in Fiscal 1997, 1996 and 1995, respectively. The increase is due to the continued acceptance of the Company's newer products, principally the single-use and slim-line camera models, and the successful implementation of FOB Hong Kong sales programs with the Company's larger customers, accompanied by a change in the point of sale from the United States to Hong Kong during the quarter ended December 31, 1994. The Company effectuated a change in the OEM point of sale in order to secure an additional working capital line from the Bank of East Asia, New York [See "Bank of East Asia, New York" under Management's Discussion and Analysis of Financial Position and Results of Operations - Liquidity and Capital Resources]. The Company believes that sales in the Far East will continue to represent a significant percentage of total sales.

During the quarter ended December 31, 1993, Concord HK signed a twenty-year agreement with Shenzhen Baoan Contat Camera Factory of the PRC ("Contat"), a joint venture between Longhua Economic Development Company and Shenzhen Santat Enterprise Development Company. Under the terms of that agreement, Concord HK will sell camera components to Contat, make available certain equipment, provide management assistance and technical advisors and supervise the technical quality of Contat's products. Contat will market and sell the camera products it produces in the PRC under the "Concord" tradename and trademark under a sublicense from the Company. The joint venture has not yet resulted in any significant camera sales in the PRC and there can be no assurance that it will be successful. Included in other assets is a note receivable from Contat for approximately $854,000. [See "Note 4" to the Financial Statements]

Licensing Activities. In Fiscal 1995, the Company executed a license agreement with Hallmark Licensing, Inc., as agent for Binney & Smith Properties, Inc. ("Binney & Smith"), under which the Company licensed certain Binney & Smith trademarks with regard to Crayola and certain associated marks, tradenames and logos for use with single-use cameras, pocket 110 cameras and 35 millimeter cameras. The agreement expires December 31, 1997, but the Company may renew the agreement for an additional one-year term if actual royalties payable under the agreement exceed a pre-determined minimum level.

In Fiscal 1997, the Company executed a license agreement with Britt Allcroft (Thomas) Limited under which the Company licensed certain trademarks with regard to "Thomas the Tank Engine & Friends" and certain associated marks, trademarks and logos for use with single-use cameras, pocket 110 cameras, 35mm cameras, Advanced Photo System cameras, photograph albums and camera cases. The agreement expires March 31, 1998. In addition, the Company is seeking to license other high-profile brands.

Customers. In Fiscal 1997 and 1996, approximately 67.1% and 70.1%, respectively, of the Company's sales were to its ten largest customers. The consolidated sales to the Company's two largest customers, Imation (formerly a subsidiary of the Minnesota Mining & Manufacturing Co.) and Agfa-Gevaert AG, in

Fiscal  1997  and  1996  amounted  to  approximately   $26,585,000  (40.4%)  and
26,685,000 (40.0%), respectively. The loss of either of these two customers, in management's opinion, could have a material adverse impact on the Company.

Imation and Agfa-Gevaert AG have renewed agreements with the Company for the Company to supply single-use cameras as an OEM. Each agreement is for a one-year term and requires minimum purchases of several million single-use cameras by each of these customers. In addition, as noted above, the Company has executed an agreement to supply a low cost Advanced Photo System camera to one of the world's largest film and camera companies. The Company has also executed an agreement with another of the world's leading specialized film and camera companies to co-develop and exclusively manufacture specialized, traditional and single-use cameras for this new customer.

Advertising. The Company engages in a limited amount of advertising and in the past has given allowances to customers who advertise its products. Advertising allowances and other discounts were approximately $876,000, $889,000 and $829,000 in Fiscal 1997, 1996 and 1995, respectively.

Manufacturing

General. The Company's operations and profitability are substantially dependent upon its manufacturing and assembly activities, all of which are conducted in the PRC. The Company conducts engineering, design, purchasing and certain distribution and warehouse activities in Hong Kong. The Company's manufacturing activities in the PRC are conducted pursuant to the PRC agreements (the "PRC Agreements") with various local municipal and government agencies and sub-divisions located in Baoan County, Shenzhen Municipality, PRC (collectively, the "PRC Entities"). The Company's initial agreement in Baoan County was approved on September 12, 1985 by the local Foreign Economic Relations Office ("FERO"), which was necessary to assure the validity and enforceability of the PRC Agreements. The Company's most recent PRC Agreement covering its manufacturing activities was approved by the PRC Entities and FERO in 1993 and expires in 2002. The Company intends to continue to expand its operations in the PRC, although there can be no assurance that it will be able to do so.

Although in the past, the Company has contract manufactured non-photographic products in the PRC, at present the Company is not performing any contract manufacturing but continues to explore opportunities related thereto. The Company continues to explore the possibility of contract manufacturing of non-photographic products in the PRC in cases where manufacturing is labor intensive and requires the application of manufacturing processes and techniques similar to those currently employed by the Company. [See "Risk Factors Dependence on Agreements with the PRC." and "Item 2. Properties."]

Supply Arrangements. The Company purchases raw materials and certain components used in the manufacture of its products from numerous non-affiliated suppliers including, substantially, all of its film, batteries, glass lenses, plastic resins, metal and electronic component parts.

Products

General.The Company's camera products are manufactured and sold on an OEM basis, under private labels and under the CONCORD(R), KEYSTONE(R), LE CLIC(R) and APEX(R) tradenames. Outside the United States and Mexico, the Company's camera products are also sold under the ARGUS(R) tradename. The Company's cameras carry suggested United States retail prices ranging from $5.99 to $60. Substantially, all of the Company's revenues have been and continue to be derived from sales of cameras and camera-related accessories.

Single-use Cameras. In Fiscal 1991, the Company introduced a line of single-use, 35 millimeter point-and-shoot cameras, which include film and carrying retail prices ranging from $5.99 to $17.95. In Fiscal 1992, the Company introduced several additional single-use camera models, a large number of which are sold under private labels. Full distribution of the new models began in Fiscal 1993. Following the execution of a license agreement with Binney & Smith in May 1995, the Company introduced a line of single-use cameras utilizing the Crayola brand name. In Fiscal 1996, the Company began delivery of certain Advanced Photo System single-use cameras to one of its OEM customers, and has also designed its own single-use Advanced Photo System cameras, both branded and non-branded and anticipates delivery to customers in Fiscal 1998. The single-use line consists of a basic daylight camera suitable for outdoor use, a panorama version for extra wide angle shots, a version with a built-in flash for indoor and outdoor photographs and a daylight version with underwater capability. Sales of single-use cameras represented approximately 67.1% of total sales in Fiscal 1997.

110 Cartridge Models. The Company's pocket 110 cartridge models are simple, easy-to-use, cartridgeloading point-and-shoot cameras. Certain of the 110 models have a built-in electronic flash and/or telephoto lens. The Company markets five models of 110 cartridge cameras which are available in popular colors. United States retail prices for those models range from $4 to $20.

35 Millimeter Models. The Company markets several lines of 35 millimeter cameras ranging in retail price from $15 to $60. The lower priced models are point-and-shoot and have manual film transport. The more expensive models have additional features such as date-back and panorama adapters. The newest of those lines is the Slim Line ultra-compact camera. During the fourth quarter of Fiscal 1996, the Company recorded provisions totaling approximately $3,035,000 on certain 35 millimeter cameras and related inventory. Due to an aging product line, the Company has suspended production on certain 35 millimeter conventional camera models that it produced in the past and anticipated producing in the future.

Private Label. The Company manufactures, to customer specifications, 110 and 35 millimeter cameras (including single-use cameras) under the private label brands of its customers.

Accessories. The Company purchases and resells photographic accessories, including flashes, vinyl pouches and carrying cases for its cameras.

New Products. The Company's manufactured products are created, designed and engineered principally in Hong Kong.

In Fiscal 1995, the Company embarked on a design and development program to create innovative and attractive 35mm and Advanced Photo System single-use and traditional cameras to replace its aging product line.

In Fiscal 1996, the Company introduced innovative single-use Advanced Photo System cameras, co- developed with a major OEM customer. In Fiscal 1997, the Company introduced a new attractive traditional 35mm camera designed for a new OEM customer. In the first quarter of Fiscal 1998, the Company began delivery of an innovative new Advanced Photo System traditional camera, co-developed with a new OEM customer.

The Company has designed and will be introducing a number of innovative Advanced Photo System and 35mm, traditional and single-use cameras in future months. Management anticipates that the introduction of these new cameras will have a beneficial impact on sales and profits.

The Company expended approximately $3,130,000, $1,722,000 and $598,000 in Fiscal 1997, 1996 and 1995, respectively, for product design and development. The large increase in these costs in Fiscal 1997 was due to the significant development costs incurred with respect to new Advanced Photo System single- use and conventional cameras, as well as new 35 millimeter single-use cameras. The Company anticipates product development costs to continue to increase in Fiscal 1998 as management continues to develop new products.

Suppliers, Raw Materials and Production

General. The Company owns or leases the tools and equipment necessary to manufacture most of the components used in its cameras. Numerous manufacturers and suppliers in the Far East and other parts of the world supply the Company with components, materials and film it does not manufacture.

Sourcing. From time-to-time, the Company purchases finished products from third party manufacturers. The Company depends on non-affiliated suppliers for its required glass lenses, motors, film and certain electronic components such as transistors and diodes. In the past, the Company has experienced and may in the future experience, difficulties in obtaining in a timely manner certain components and film necessary for its finished products. The Company believes, however, that it is not dependent on any single supplier for any component or film and that it could find alternate sources on relatively short notice at prices competitive with those it currently pays.

Advance Commitments. To secure adequate production materials, components and film the Company must make substantial advance commitments to suppliers ranging from one to six months prior to the receipt of firm orders from customers. However, many of these commitments are subject to changes in numbers, assortments or delivery dates. Although from time-to-time, the Company has experienced difficulties obtaining needed materials, components and film on a timely basis, it has been able to operate under such conditions. The Company believes these conditions to be standard in its industry.

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

Trademarks and Patents

The Company owns trademarks on the CONCORD(R), KEYSTONE(R), Funshooter(R) and LE CLIC(R), names for cameras sold in the United States and numerous foreign countries. In addition, the Company owns the trademark ARGUS(R) in numerous countries other than in the United States and Mexico. As part of its acquisition of Keystone, the Company purchased several patents used in its Keystone cameras. In addition, the Company was granted a United States patent for its data imprinting system and it has applied for United States and Japanese patent protection for certain camera related processes and anticipates filing for patent protection on those processes in other countries. Concord HK has applied for United States and foreign patent protection for a film drive system used in certain cameras it produces. The Company believes that its competitiveness and market share are not dependent on the ultimate disposition of its patent applications.

Employees

On June 30, 1997, the Company had 140 employees: 23 in the United States, 2 in Germany, 6 in Canada, 95 in Hong Kong and the PRC, 1 in Japan, 2 in France and 11 in the UK. Sixty Company employees are in executive, administrative or clerical capacities, 15 in direct merchandising and sales, 18 in warehouse and shipping and 47 in engineering and design. No Company employee is represented by a union. The PRC Entities currently provide the Company with approximately 2,100 workers at its PRC facilities. To date the Company has not had any of its operations interrupted due to labor disputes and it considers its working relationship with employees and workers to be good.

Risk Factors

Dependence on Agreements with the PRC

General. The Company manufactures a majority of the components used in its cameras and assembles all of its manufactured finished products in the PRC pursuant to the PRC Agreements. FERO approval is required on all of the PRC Agreements to ensure their enforceability. [See "Manufacturing--General."]

Operating Practices. The Company's PRC Agreements provide for the production and manufacture of cameras at the Company's owned facilities in the PRC with labor supplied by PRC Entities. The PRC Entities currently supply the Company with approximately 2,100 workers to manufacture and assemble cameras. During Fiscal 1996, the Company completed construction of a new factory building on the Company leased land next to the other Company owned buildings and moved the manufacturing and assembling operations from the leased assembly plants to the new factory and existing Company owned buildings. During the first quarter of Fiscal 1997, the Company completed the conversion of certain production facilities on the Company leased land. Consequently, the Company no longer leases manufacturing facilities from the PRC Entity. [See "Item 2. Properties"]. Although a substantial number of the Company's workers are employees of the PRC Entities, the Company is responsible for their food and housing and substantially all of them live in Company maintained dormitories. The current average cost per production line worker is approximately $85 per month including room and board and the Company's payments to the PRC Entities allocable to the provision of those workers. If any worker fails to work efficiently or to improve after instruction, the Company has the right to request that the PRC Entities replace that individual. The two factory buildings and the Company owned Dormitory aggregate approximately 384,000 square feet.

PRC Taxes and Import/Export Duties. The Company has never paid any income or turnover tax to the PRC on account of its business activities in the PRC. Existing PRC statutes can be construed as providing for a minimum of 10% to 15% income tax and a 3% turnover tax on the Company's business activities; however, the PRC has never attempted to enforce such statutes. The Company has been advised that the PRC's State Tax Bureau is reviewing the applicability of those statutes to processing activities similar to those engaged in by the Company, but it has not yet announced any final decisions as to the taxability of such activities. After consultation with its tax advisors, the Company believes that any tax exposure it may have on account of its operations in the PRC will not be material to its financial condition. The Company does not pay import/export duties to the PRC, but, as with any tax, there can be no assurance that the

Company will not be required to pay such duties in the future.

Other PRC Risks. If the PRC Entities fail to honor the PRC Agreements, the Company believes that within a six-month period it could resume production activities elsewhere in the PRC through the use of subcontractor agreements with other third party manufacturers. The Company is not able to estimate the amount of time required to enter into a new PRC Agreement. In order to minimize this risk, the Company obtained a land use certificate for the land on which the Company owned plant is situated and to which it has obtained title. However, in addition to lost assets and revenues attributable to the discontinuance of its operations at the Baoan County facilities the Company would likely experience some loss on account of such interruption, depending upon where and under what arrangements, the Company was able to resume production. If, for any reason, the Company could not continue production in its existing PRC locations, all manufacturing activities would cease for at least six months until the Company was able to resume production elsewhere. If the Company were required to move its production operations from the PRC, the Company's profitability would be substantially impaired, its competitiveness and market position would be materially jeopardized and there could be no assurance that it would be able to profitably manufacture and distribute its products.

Risk of Expropriation and Restrictions

There is a risk of expropriation of the Company's assets by the PRC and the imposition of restrictions or embargoes on the export of finished products, or the import of components and materials used in the Company's PRC operations. At June 30, 1997, the net book value of Company assets in the PRC was approximately $12,299,000. The amount of Company assets in the PRC is expected to increase as operations in that country continue to grow. The Company maintains property and casualty insurance covering the cost of assets in its PRC facilities and has insured those assets against expropriation. The Company also maintains political risk insurance on certain equipment up to $4,000,000. If the Company were required to relocate and could not remove the assets it owns or leases in the PRC, the cost of replacement of such assets would be significantly higher than their book value.

Interruptions as a Result of Political Events

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

Backlog

The Company's general practice is to fill orders within delivery dates required by customers. Substantially all of the Company's cameras are produced in accordance with specifications and production schedules determined by the Company on the basis of projected sales and orders placed by its primary customers. Production schedules for sales are determined in accordance with customers' orders and the Company's anticipation of the demand for its products. The amount of unfilled orders at a particular time is affected by a number of factors, including availability of finished inventory, manufacturing and assembly capability and product shipments. Accordingly, the amount of unfilled orders from period to period is not necessarily meaningful and may not be indicative of actual shipments to be made to customers in any period.

Dependence on Key Personnel

The Company is run by a small number of key management personnel, the loss of certain of whom could have a material adverse impact on the Company. The Company believes that its future success will depend in large part on its continued ability to attract and retain highly skilled and qualified personnel.

Dependence on OEM Customers

The loss by the Company of any of its major OEM customers could have a material adverse impact on its revenues and profits.

Competition

The camera and photographic products industry is highly competitive. As a manufacturer and distributor of inexpensive cameras, the Company encounters substantial competition from a number of firms, many of which have longer operating histories, established markets and more extensive facilities. Many of the Company's competitors have greater resources than the Company has or may reasonably be expected to have in the foreseeable future. The Company considers Vivitar, Ansco Photo Optical Products Corporation ("Ansco") and the Achiever Group as its chief competitors in United States markets. W. Haking Enterprises Limited, the parent of Ansco, the Achiever Group and several small Taiwanese and Hong Kong companies are the Company's chief competitors in worldwide markets other than the United States. The Company also competes with certain major film manufacturers (including Eastman Kodak, Fuji and Konica) in the single-use camera market, primarily on the basis of product cost and responsiveness to customer needs. The Company's competitive position is dependent upon its ability to continue to produce in the PRC. [See "Dependence on Agreements with the PRC."]

Considerations Relating to the Company's Business Outside of the United States

The Company conducts a substantial portion of its administrative, finance, accounting and sales activities and all of its engineering, design, product development, purchasing and warehousing activities in Hong Kong. It conducts all of its manufacturing in the PRC.

Foreign Currencies. Since 1983, the Hong Kong dollar has been pegged to the United States dollar at an approximate rate of U.S.$1 = HK$7.73. There can be no assurance, however, that the exchange rate of the Hong Kong dollar will not fluctuate in the future. Certain obligations under the PRC Agreements and the Company's Hong Kong suppliers are paid in Hong Kong dollars. In addition, the Company is exposed to currency risks in Japan and various other countries where it purchases materials for its products or sells those products.

Hong Kong 1997. Effective July 1, 1997 the exercise of sovereignty over Hong Kong was transferred from the United Kingdom to the PRC pursuant to a Sino-British Joint Declaration on the Question of Hong Kong (the "Joint Declaration") signed on December 19, 1984. Hong Kong is now a Special Administrative Region ("SAR") of the PRC. The Joint Declaration provides that the Hong Kong SAR shall be directly under the authority of the PRC, shall enjoy a high degree of autonomy, except in foreign and defense affairs and shall be vested with executive, legislative and independent judicial powers. It also provides that the current social and economic systems in Hong Kong shall remain unchanged for 50 years after June 30, 1997 and that Hong Kong shall retain its status as an international financial center.

The Joint Declaration provides that the basic policies of the PRC regarding Hong Kong and the elaboration of these policies in the Joint Declaration will be stipulated in the Basic Law of the Hong Kong SAR (the "Basic Law"). The Basic Law was adopted on April 4, 1990 and is now effective. It provides, in part, that the "socialist system and policies shall not be practiced in the Hong Kong SAR and the previous capitalist system and way of life shall remain unchanged for 50 years."

The Company cannot predict how the PRC will interpret and implement the Basic Law and Joint Declaration, what actions the PRC may take in the future regarding Hong Kong and the effect any such action may have on the Company's business activities in Hong Kong, or its operations or financial condition in general.

Importation of Products and Tax Considerations. The importation of camera products into the United States and other jurisdictions in which Company products are sold is subject to numerous risks, including non-Company related labor strikes, shipping delays, fluctuation in currency exchange rates and import duties. There can be no assurance that the United States, the PRC, Hong Kong or other countries will not in the future impose trade restrictions which could adversely affect the Company's operations. The United States duty on imported cameras of the type that the Company sells from countries of origin which enjoy United States most favorable nation ("MFN") status range from 3% to 4%. There are currently no United States import quotas on the type of products manufactured and distributed by the Company. MFN status entitles imports from the PRC to enter the United States subject to the same rate of duty which applies to imports from other MFN countries. The PRC's current MFN status expires on July 3, 1998. The President may recommend that MFN status for the PRC be extended for successive 12 month periods, but the Company can give no assurances or can make no predictions as to what actions the President may take regarding the PRC's MFN status.

Under current law, within 60 days after an extension of MFN status takes effect, Congress may disapprove the extension through the adoption of and transmittal of a joint resolution. The President may veto such resolution subject to provisions contained in the Trade Act of 1974 (the "Trade Act"). No such resolution was passed by Congress in 1997. The Company cannot predict whether MFN status for the PRC will remain in effect or whether MFN renewal will continue to be reconsidered annually.

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

In addition, the United States is currently monitoring various PRC practices, including trade, investment and government procurement, as well as the PRC's compliance with various multilateral and bilateral agreements. The Company cannot predict whether the Untied States will take future trade actions against the PRC that may result in increased tariffs against PRC products, including products imported by the Company.

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

Certain provisions of the Code would tax the Company currently on Concord HK's "foreign base company income" if such income is equal to or greater than the lesser of $1,000,000 or 5% (the "De Minimis Amount") of Concord HK's gross income. "Foreign base company income" is defined to include income derived from certain types of activities, including "foreign personal holding company income" and "foreign base company sales income." Although Concord HK does not believe that it earns foreign base company sales income, it is possible that a portion of its earnings might be attributable to selling activities, as opposed to manufacturing or production activities and thereby result in some foreign base company sales income. Although Concord HK probably would have foreign base company income in excess of the De Minimis Amount, the Company does not believe that the United States income tax on such income (even if it also includes some foreign base company sales income) in excess of available foreign tax credits would represent a substantial percentage of its total income.

Another provision of the Code would tax the Company currently if Concord HK makes certain investments in United States property, as specifically defined. An investment in such property includes, among other things, ownership of tangible property in the United States, or stock or obligations of United States persons, or a guarantee of an obligation of a United States person. There is an exception to the rule treating obligations of United States persons as constructive dividends for obligations arising in connection with the sale of property, such as trade accounts payable, if the amount of the obligation is not commercially excessive by reference to transactions between unrelated persons. The Company does not believe that the Company's obligations to Concord HK arising from the purchase of Concord HK products are in an amount or on terms such as would cause such obligations to be deemed commercially excessive and the Company will attempt to secure financing without requiring Concord HK to guarantee it.

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

The Company's net operating losses (and a carryforward of net operating losses) will be applied to reduce the Company's current taxable income and the federal income tax on any remaining taxable income will be reduced by foreign tax credits, subject to statutory limitations on such credits.

Other Subsidiaries. Concord Canada, Concord Europe, Concord France, Concord Germany and Concord Panama are also CFC's to which the United States tax laws as discussed above are applicable. Due to the nature of their operations, some of those CFC's may earn or generate foreign base company income above the De Minimis Amount. However, the Company does not believe that the United States tax on foreign base company income generated by the Company's CFC's in excess of available foreign tax credits would represent a substantial percentage of its total income. It is not expected that those foreign subsidiaries will make investments in United States property and no United States taxes have been provided on the earnings of those subsidiaries since management intends to permanently reinvest such earnings abroad.

Forward Looking Statements. The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as statements regarding development of the Company's business, the Company's anticipated capital expenditures and other statements contained in this report regarding matters that are not historical facts, are only estimates or predictions. No assurance can be given that future results will be achieved; actual events for results may differ materially as a result of risks facing the Company or actual results differing from the assumptions underlying such statements. In particular, expected revenues could be adversely affected by production difficulties or economic conditions adversely affecting the market for the Company's products. To obtain the results expected from the introduction of the Company's new products will require timely completion of development, successful ramp-up of full-scale production on a timely basis and customer and consumer acceptance of those products. In addition, the OEM agreements require an ability to meet high quality and performance standards, successful implementation of production at greatly increased volumes and an ability to sustain production at greatly increased volumes, as to all of which there can be no assurance. There also can be no assurance that products under development will be successfully developed, or that once developed, such products will be commercially successful.

Item 2. Properties.

United States Offices and Warehouses. The Company's principal offices containing the Company's domestic warehouse and administrative offices are in a 35,000 square foot facility located at 35 Mileed Way, Avenel, N.J. The Company's lease on this facility provides for a rent of approximately $13,300 per month and expires in December 1998.

Hong Kong. The Company owns one floor and leases three floors constituting approximately 23,000 square feet of warehouse and business space at Fortei Building, 98 Texaco Road, Tsuen Wan, New Territories, Hong Kong at a cost of approximately $15,800 per month, including rent and maintenance.

Other Jurisdictions. The Company leases warehouse and/or office space in France, Canada, Germany and the UK in connection with the activities of its subsidiaries in those jurisdictions.

PRC--Operations. Cameras and components are manufactured and assembled at the Company owned manufacturing facilities located in Baoan County, Shenzhen Municipal, PRC (the "Company Facility"). The Company leased an employee dormitory (the "Dormitory") at a cost of approximately $12,800 per month. The aggregate square footage of the Company Facility and the Dormitory is approximately 366,000 square feet.

In Fiscal 1996, the Company completed construction of an additional factory building and in Fiscal 1997 completed the conversion of a Company owned dormitory to office, administrative space, engineering facilities, factory space for pilot runs and living quarters for foreign employees on the same plot of land as the current Company facility (the "Addition") to accommodate increased production and to facilitate the consolidation of the Leased Facilities into the Company Facility. The Company also completed certain improvements to the new leased dormitory in Fiscal 1996. In connection with these construction activities in China, the Company incurred costs of approximately $1,929,000. Such cost will be amortized over the expected useful life of the Addition. If production requirements continue to increase, the Company may be required to provide for an additional dormitory.

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

Item 3. Legal Proceedings.

Jack C. Benun. On November 18, 1994 the Company filed a demand for arbitration in New Jersey, for money damages in excess of $1.5 million, against Jack C. Benun ("Benun"), its former chief executive officer who was discharged for cause in Fiscal 1995. This action was taken due to Benun's failure to fully compensate the Company for damages it sustained as a result of Benun's breaching his employment obligations, his fiduciary obligations and perpetrating frauds upon the Company including the misappropriation of funds from the Company. Benun has submitted a counterclaim in which he alleges wrongful termination of his employment and denial of benefits by the Company. The Company is vigorously pursuing its action as well as defending the counterclaim. The matter is currently in discovery. The Company has reserved its rights under any other claims it may have against Mr. Benun.

Item 4. Submission of Matters to a Vote of Security Holders.

On April 17, 1997 the Company held its Annual Meeting of Shareholders at which all of the Company's nominees for directors were elected. The shareholders' vote electing each of the directors was as follows:

Mr. Ira B. Lampert          9,290,912 for, 1,098,718 withheld;
Mr. Steve Jackel            9,287,811 for, 1,101,819 withheld;
Mr. Eli Arenberg            9,278,751 for, 1,110,879 withheld;
Mr. Morris H. Gindi         9,280,912 for, 1,108,718 withheld;
Mr. Joel Gold               9,290,912 for, 1,098,718 withheld;
Mr. J. David Hakman         9,278,912 for, 1,110,718 withheld;
Mr. Ira J. Hechler          9,288,751 for, 1,100,879 withheld; and
Mr. Kent M. Klineman        9,286,111 for, 1,103,519 withheld

The shareholders also ratified the selection of Ernst & Young LLP as the Company's independent auditors by a vote of 10,250,773 for, 49,553 against and 89,304 abstain.

The shareholders approved an amendment to the Company's Certificate of Incorporation (the "Certificate") increasing the authorized Common Stock from 20,000,000 shares to 40,000,000 shares by a vote of 8,924,130 for, 1,383,189 against and 82,311 abstain.

The shareholders did not adopt a proposed amendment to the Company's Certificate authorizing the Company to issue up to 1,000,000 shares of preferred stock by a vote of 2,714,215 for, 1,873,146 against and 79,015 abstain. Holders of 5,723,254 shares did not vote on this proposal.

                                     PART II

Item 5. Market for Company's Common Equity and Related Shareholder Matters.

The Company's common stock, no par value per share ("Common Stock"), is traded on the NASDAQ National Market System under the symbol LENS. The approximate high and low bid prices for the shares tabulated below, are as reported by the NASDAQ National Market System and represent interdealer quotations which do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions. As of September 19, 1997, there were 10,880,473 shares of Common Stock ("Common Shares") outstanding, held by 1,225 record holders. There are in excess of 3,300 beneficial holders of the Company's Common Stock.


Period                                         Bid Price
--------                                       ---------
Quarter Ended                         High              Low
-------------                         ----              ---
September 30, 1995                   6 5/8             4 1/8
December 31, 1995                    6 3/8             3 5/16
March 31, 1996                       5 1/16            3 1/16
June 30, 1996                        3 11/16           2 5/8
September 30, 1996                   3 1/8             1 15/16
December 31, 1996                    2 7/16            1 9/16
March 31, 1997                       2 13/16           1 21/32
June 30, 1997                       2 25/32           1 3/4

The Company has never paid cash dividends and has no present intention to pay cash dividends.


Item 6. Selected Financial Data.

Twelve Months Ended June 30,

                                                 1997      1996       1995        1994      1993
                                                 ----      ----       ----        ----     ----
                                                    (Dollars in thousands except per share amounts)
STATEMENT OF INCOME DATA:
Net Sales                                       $ 65,747   $66,782   $ 62,139    $54,817   $59,131
                                                --------  --------    -------    ------    -------
Cost of Product sold                              48,722    49,293     41,984     37,684    40,081
                                                 -------    ------    -------     ------   -------
Gross Profit                                      17,025    17,489     20,155     17,133    19,050
Operating expenses                                17,864    19,173     18,685     17,734    26,239
                                                  -------   ------    -------      ------  -------
                                                    (839)  (1,684)      1,470       (601)   (7,189)
Other (income) expenses, net                        (123)     (30)        154        221       147
                                                  ------    -----       ----        ----      ----
Income (loss) from operations before income taxes  (716)   (1,654)      1,316       (822)   (7,336)
Income taxes                                        117        80         107        123       298
                                                   ----       ---        ----       ----      ----
Net income (loss)                                 ($833)  ($1,734)    $ 1,209      ($945)  ($7,634)
                                                 =======  ========    =======    =======   ========
Earnings (loss) per share                        ($0.08)   ($0.16)      $0.12     ($0.09)   ($0.99)
                                                ========  ========     ======   ========   ========
BALANCE SHEET DATA:
Working Capital                                 $13,994   $16,696     $17,432    $21,115   $14,032
                                                =======   =======     =======    =======   =======
Total assets                                    $53,088   $49,850     $50,189    $48,182   $46,718
                                                =======   =======     =======    =======   =======
Long-term debt                                   $2,397    $2,379      $ 388    $ 3,998    $ 2,493
                                                 ======    ======      =====     =======   =======
Total stockholders' equity                      $29,502   $30,478    $32,264     $31,055   $26,228
                                                =======   =======    =======     =======   =======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following  discussion and analysis  should be read in  conjunction  with the
Company's   consolidated   financial  statements  and  notes  thereto  presented
elsewhere in this Report.

Results of Operations

The following table sets forth the relationship between total sales and certain expenses and earnings items for the three years ended June 30, 1997, 1996 and 1995:


                                                 Year Ended June 30,
                                            1997       1996           1995
Net Sales                                  100.0%      100.0%        100.0%
Cost of Product Sold                        74.1        73.8          67.6
                                            ----        ----          ----
Gross Profit                                25.9        26.2          32.4
Operating Expenses                          27.2        28.7          30.1
Other Expense, net                          (0.2)        0.0           0.2
                                            ----        ----          ----
Income (loss) before income taxes           (1.1)       (2.5)          2.1
                                            ----        ----          ----
Income taxes                                 0.2         0.1           0.2
                                            ----        ----          ----
Net income (loss)                           (1.3%       (2.6%)         1.9%
                                           =====        =====         =====

Fiscal 1997 Compared to Fiscal 1996

Revenues. Total revenues for Fiscal 1997 and 1996 were approximately $65,747,000 and $66,782,000, respectively, a decrease of approximately $1,035,000 or 1.5%. Revenues from OEM sales in Fiscal 1997 increased by approximately $3,606,000 or 13.7% to $29,880,000 in Fiscal 1997 from $26,274,000 in Fiscal 1996, while sales to other customers decreased by approximately $4,641,000 or 11.5% to $35,867,000 in Fiscal 1997 from $40,508,000 for Fiscal 1996. The increase in OEM sales is attributable to increased purchases by two preexisting OEM customers together with purchases by two new OEM customers, offset in part by decreased purchases by another preexisting customer. The decline in sales to other customers is attributable to lower sales of traditional and single-use camera models. The decrease in traditional camera revenues was anticipated and previously outlined in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 in connection with management's decision to eliminate a number of older motorized and manual traditional models.

The Company has signed an agreement with one of the world's largest film and camera manufacturers pursuant to which the Company will produce a lower cost Advanced Photo System camera to be sold and marketed by the customer as one of its own branded products. The Company anticipates revenues from the sale of this camera will be approximately $20,000,000 in Fiscal 1998. Shipments began in September 1997. With this additional revenue, the Company anticipates returning to profitability in Fiscal 1998 and expects net income for Fiscal 1998 to be in the range of $5 million to $7 million. In addition, the

Company has completed an agreement with another of the world's leading specialized film and camera manufacturers to co-develop and exclusively manufacture specialized, traditional and single-use cameras for this customer. The Company does not expect to realize any revenues from this agreement until Fiscal 1999, at which time sales to this new customer are expected to be substantial.

Single-use camera sales amounted to approximately $44,108,000 or 67.1% of total sales in Fiscal 1997 versus $43,553,000 or 65.2% of total sales in Fiscal 1996.

Sales by Concord HK in Fiscal 1997 and 1996 were approximately $46,249,000 and $42,442,000 respectively, an increase of approximately $3,807,000 or 9.0%. The increase is due primarily to the continued growth of shipments to OEM customers by Concord Hong Kong. This trend is expected to continue into Fiscal 1998.

Consolidated sales of Concord Americas for Fiscal 1997 and 1996 were approximately $11,629,000 and $15,073,000, respectively, a decrease of $3,444,000 or 22.8%. During Fiscal 1997 and 1996, Concord Americas' customers purchased approximately $10,368,000 and $11,151,000, respectively from Concord HK, a decrease of approximately $783,000 or 7.0%. Shipments to Concord Americas customers by Concord HK and Concord Americas combined, of approximately $21,997,000 in Fiscal 1997 declined $4,227,000 or 16.1%. The decrease in sales to Concord Americas resulted from an aging product line of traditional cameras and intensified competition in the sale of single-use cameras.

Consolidated   sales  of  Concord   Europe  for  Fiscal  1997  and  1996,   were
approximately $7,868,000 and $9,278,000, respectively. In addition, certain European customers purchased merchandise direct from Concord HK on an F.O.B. basis. During Fiscal 1997 and 1996, European customers purchased approximately $4,873,000 and $4,632,000, respectively, from Concord HK, an increase of approximately $241,000 or 5.2%. Combined sales to European customers by Concord HK and Concord Europe of $12,742,000 in Fiscal 1997 decreased $1,168,000 or 8.4% from Fiscal 1996 combined sales of $13,910,000. This decrease is primarily attributable to an aging product line, intensified competition in the sale of single-use cameras and the effect of a United States dollar that increase in value relative to European currencies during Fiscal 1997.

Gross Profit. Gross profit, expressed as a percentage of sales, decreased from 26.2% in Fiscal 1996 to 25.9% in Fiscal 1997. This decrease was primarily due to increased engineering and product development costs of approximately $3,130,000 in Fiscal 1997, an increase of $1,408,000 or 81.8% from 1996 and in part to the sale of products with lower gross profit margins. Gross Profit in Fiscal 1996 included a provision for inventory and related items of approximately $3,035,000 on certain 35 millimeter camera products and related inventory. The Company anticipates product development costs to increase in Fiscal 1998 as management continues to expand Advanced Photo System product lines.

Operating Expenses. Operating expenses, consisting of selling, general and administrative, financial expenses and litigation and settlement costs, decreased to $17,864,000 in Fiscal 1997 from $19,173,000 in Fiscal 1996, a decrease of approximately $1,309,000 or 6.8%. As a percentage of sales, operating expenses decreased to 27.2% in Fiscal 1997 from 28.7% in Fiscal 1996.

Selling expenses decreased to $6,950,000 or 10.6% of net sales in Fiscal 1997 from $7,571,000 or 11.3% of net sales in Fiscal 1996. The decrease was primarily attributable to the decreases in royalties and sales commissions due to decreased volume in the Americas and Europe and benefits from the consolidation of warehouse and administration facilities undertaken in Fiscal 1996.

General and administrative expenses decreased to $9,247,000 or 14.1% of net sales in Fiscal 1997 from $9,396,000 or 14.1% of net sales in Fiscal 1996. The increases in amortization of goodwill ($265,000) and costs associated with new OEM customer agreements ($511,000) were offset by decreases in bad debt expense ($466,000), cost savings resulting from the consolidations of the American and European branches ($371,000) and reduced amortization and depreciation ($88,000).

Financial expenses of $1,465,000 or 2.2% of net sales in Fiscal 1997 were essentially unchanged from $1,489,000 or 2.2% of net sales in Fiscal 1996.

Litigation and settlement costs in Fiscal 1997 and Fiscal 1996 were approximately $201,000 and $718,000 respectively. In Fiscal 1997, these matters consisted primarily of the demand for arbitration and other litigation against Jack C. Benun.

Other (income) expense, Net. Other (income) expense, net includes interest income, gains and losses from the sale of fixed assets, foreign exchange gains and losses, directors' fees and certain public relations costs.

With respect to foreign exchange gains and losses, the Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, German Mark, British Pound Sterling, French Francs, Japanese Yen and to a limited extent, Hungarian Forints. Each of the Company's foreign subsidiaries purchases its inventories in U.S. Dollars and sells them in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. Certain components needed to manufacture cameras are priced in Japanese Yen. The translation from the applicable currencies to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The impact of foreign exchange transactions is reflected in the profit and loss statement, which in Fiscal 1997 included a loss of approximately $92,000.

In Fiscal 1997, the Company's hedging activities were immaterial and at June 30, 1997 there were no forward exchange contracts outstanding.

Income Taxes. As of June 30, 1997, Concord had net operating loss carryforwards for U.S. tax purposes of approximately $14,394,000 which expire as follows:
$1,054,000  in 2005;  $16,000 in 2006;  $443,000  in 2007;  $6,630,000  in 2008;
$2,770,000 in 2009; and $3,481,000 in 2010. Net operating losses for state tax purposes began to expire in 1997. Net operating loss carryforwards cannot be used to offset certain alternative minimum tax elements under the Internal Revenue Code.

The income tax provision for Fiscal 1997 of approximately $117,000 is comprised of a current tax benefit of approximately $13,000 and a deferred provision of approximately $130,000. The Company's provision for income taxes for Fiscal 1997 is primarily related to the earnings of the Company's Far East and domestic operations, net of benefits relating to operating loss carryforwards and overpayments/refunds on the Company's other subsidiaries.

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

Net Income (Loss). As a result of the matters described above, the Company had a net loss of approximately $833,000 in Fiscal 1997, compared to a net loss of $1,734,000 in Fiscal 1996, a decrease in loss of approximately $901,000.

Fiscal 1996 Compared to Fiscal 1995

Revenues. Total revenues for Fiscal 1996 and 1995 were approximately $66,782,000 and $62,139,000, respectively, an increase of approximately $4,643,000 or 7.5%. The increase, which is net of decreases in non-camera revenues and traditional camera revenues, is principally due to the growth in sales of single-use camera models and an increase in OEM revenues. Revenues from OEM sales in Fiscal 1996 increased by approximately $12,677,000 or 93.2% to $26,274,000 in Fiscal 1996 from $13,597,000 in Fiscal 1995, while sales to other customers decreased by approximately $5,559,000 or 12.1% to $40,508,000 in Fiscal 1996 from $46,067,000 for Fiscal 1995. In Fiscal 1996, there were no non-camera revenues compared to approximately $2,475,000 of such sales in Fiscal 1995. The increase in OEM sales is attributable to increased purchases from the Company's one new and two preexisting OEM customers. The Company is engaged in negotiations with other
OEMs which, if successful, in certain instances could result in a substantial increase in sales of the Company's products on an OEM basis. There can be no assurance that such negotiations will be successfully consummated.

Fiscal 1996 sales included sales of approximately  $43,553,000 or 65.2% of total
sales  of  the  Company's   single-use  camera  product  line,  as  compared  to
$27,107,000 or 43.6% in Fiscal 1995, an increase of $16,446,000 or 60.7%.

Sales by Concord HK in Fiscal 1996 and 1995 were approximately $42,442,000 and $27,910,000, respectively, an increase of approximately $14,532,000 or 52.1%. Approximately $12,307,000 of the increase is due to the successful implementation of FOB Hong Kong sales programs with the Company's larger customers and approximately $2,225,000 of the increase is due to a change in the point of sale from the United States to Hong Kong during the quarter ended December 31, 1994 for one of the Company's customers. The Company believes that sales in the Far East will continue to represent a significant percentage of total sales.

Consolidated sales of Concord Americas for Fiscal 1996 and 1995 were approximately, $15,073,000 and $24,951,000, respectively, a decrease of approximately $9,878,000 or 39.6%. Net sales for Fiscal 1995 included OEM sales with point-of-sale out of the U.S. of approximately $2,225,000 and non-camera revenues of approximately $2,475,000. If the foregoing sales were eliminated from Fiscal 1995 sales, comparative traditional camera sales in the Americas for Fiscal 1996 and 1995 would have been $15,073,000 and $20,250,000, respectively, a decrease of approximately $5,178,000 or 25.6%. In addition, certain Concord Americas' customers decreased merchandise purchases on an FOB Hong Kong basis from Concord HK, which merchandise was previously purchased from Concord Americas. During Fiscal 1996 and 1995, Concord Americas' customers purchased approximately $11,151,000 and $12,295,000, respectively, from Concord HK, a decrease of approximately $1,144,000 or 9.3%. Sales to Concord Americas customers would have decreased by 19.4%, if this decrease were added to Fiscal 1996 Concord Americas' sales. This decrease in traditional camera sales reflects a slower retail environment in the Americas, a reduction in shipments to certain customers that, in managements opinion, were not financially stable in Fiscal 1996 and an aging product line of certain 35 mm models. [See "Item 1.
Products-35 Millimeter Models"]

Consolidated sales of Concord Europe for Fiscal 1996 and 1995 were approximately $9,267,000 and $9,278,000, respectively. In addition, certain European customers increased merchandise purchases on an F.O.B. Hong Kong basis from Concord HK. During Fiscal 1996 and 1995 European customers purchased approximately $4,632,000 and $2,491,000, respectively, from Concord HK, an increase of approximately $2,141,000 or 86.0%. Sales to European customers would have increased by 18.1% if this increase were added to 1996 European sales. This increase is primarily attributable to sales to new customers by the Company's expanded European sales and marketing force. Concord Europe is now in a position to better service its customers in a growing marketplace and increase its market shares in Europe.

Gross Profit. Gross profit, expressed as a percentage of sales, decreased to 26.2% for Fiscal 1996 from 32.4% for Fiscal 1995. This decrease was primarily due to provisions for inventory and related items of approximately $3,035,000 on certain 35 millimeter camera products and related inventory, an increase in product development costs of approximately $1,124,000 to approximately $1,722,000 in Fiscal 1996 from approximately $598,000 in Fiscal 1995 and in part to the sale of products with lower gross profit margins, partially offset by improved manufacturing efficiencies. Absent this provision and the increase in product development costs, Fiscal 1996 gross profit would have been approximately 32.4%.

Operating Expenses. Operating expenses, consisting of selling, general and administrative and financial expenses, increased to $19,173,000 in Fiscal 1996 from $18,685,000 in Fiscal 1995, an increase of approximately $488,000 or 2.6%. As a percentage of sales, operating expenses decreased to 28.7% in Fiscal 1996 from 30.1% in Fiscal 1995.

Selling expenses increased to $7,571,000 or 11.3% of net sales in Fiscal 1996 from $7,298,000 or 11.7% of net sales in Fiscal 1995. The increase was primarily attributable to the Company's increased sales volume and increases in freight costs, royalty expenses and promotion allowances, net of decreases in compensation, commission and marketing expenses.

General and Administrative expenses increased to $9,396,000 or 14.1% of net sales in Fiscal 1996 from $8,110,000 or 13.1% of net sales in Fiscal 1995. The increase is primarily attributable to the termination of joint ventures in Hungary and Russia, increases in the provision for doubtful accounts of approximately $585,000 as a result of the bankruptcy filings of major retailers in the Americas and the financial instability of certain customers in Europe and increases in costs associated with building the necessary infrastructure to support the growth in volume.

Financial expenses increased to $1,489,000 or 2.2% of net sales in Fiscal 1996 from $1,413,000 or 2.3% of net sales in Fiscal 1995. Such increase was primarily the result of an increase in interest rates and average debt outstanding during Fiscal 1996, net of a reduction in loan costs and guarantee fees.

Litigation and settlement costs in Fiscal 1996 and 1995 were approximately $718,000 and $1,864,000, respectively. In Fiscal 1996, these matters consisted primarily of the demand for arbitration and other litigation against Jack C. Benun, a purported class action and legal fees related to a litigation in Hong Kong.

Other (income) expense, Net. Other (income) expense, net, includes interest income, gains and losses from the sale of fixed assets and foreign exchange gains and losses, net of directors fees and certain public relations costs.

With respect to foreign exchange gains and losses, the Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, German Mark, British Pound Sterling, Hungarian Forints, French Francs and Japanese Yen. Each of the Company's foreign subsidiaries purchases its inventories in U.S. Dollars and sells them in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. Certain components needed to manufacture cameras are priced in Japanese Yen. The translation from the applicable currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The impact of foreign exchange transactions is reflected in the profit and loss statement, which in Fiscal 1996 included a gain of approximately $107,000.

In Fiscal 1996, the Company's hedging activities were immaterial and, at June 30, 1996 there were no forward exchange contracts outstanding.

Income Taxes. As of June 30, 1996, Concord had net operating loss carry forwards for U.S. tax purposes of approximately $14,653,000 which expire as follows:
$644,000  in 2005;  $16,000  in 2006;  $444,000  in  2007;  $6,630,000  in 2008;
$2,770,000 in 2009; and $4,149,000 in 2010. Net operating losses for state tax purposes begin to expire in 1997. Net operating loss carryforwards cannot be used to offset certain alternative minimum tax elements under the Internal Revenue Code.

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

Net Income (Loss). As a result of the matters described above, the Company had a net loss of approximately $1,734,000 in Fiscal 1996, compared to net income of approximately $1,209,000 in Fiscal 1995, a decrease of approximately $2,943,000.

Liquidity and Capital Resources

At June 30, 1997, the Company had working capital of $13,994,000 as compared to $16,696,000 at June 30, 1996. Cash flow provided by operating activities was approximately $2,798,000 for Fiscal 1997 compared to $1,022,000 for Fiscal 1996. Capital expenditures, excluding assets financed under capital leases, for Fiscal 1997 and Fiscal 1996 were approximately $3,188,000 and $2,531,000, respectively. The Company's principal funding requirement has been and is expected to continue to be, the financing of accounts receivable and inventory. Additionally, the combined United States operation is dependent upon funding received from the foreign operations.

The Bank of East Asia, Limited New York ("BOEA NY"). On December 20, 1994, the Company obtained a one year $1,500,000 revolving credit facility with BOEA NY (the "BOEA NY Facility"). On September 20, 1995, the Company executed an amendment to its revolving line of credit with BOEA NY to increase the credit facility to $3,000,000. The BOEA NY Facility has also been extended to December 19, 1997. The BOEA NY Facility is secured by certain accounts receivable of the Company's Hong Kong operations and bears interest at 2% above BOEA NY's prime lending rate, which was 8.5% at June 30, 1997. Availability under the BOEA NY Facility is subject to advance formulas based on eligible accounts receivable with no minimum borrowing. At June 30, 1997, approximately $3,000,000 was outstanding and classified as short-term debt under the BOEA NY Facility.

The CIT Group/Credit Finance, Inc ("CIT"). The Company has a $4,500,000 credit facility with CIT (the "CIT Facility") which expires on May 31, 1999. The CIT Facility is secured by accounts receivable, inventory and other related assets of the Company's United States operations and bears interest at 2% above CIT's prime lending rate, which was 8.5% at June 30, 1997. Availability under the CIT Facility is subject to advance formulas based on eligible inventory and accounts receivable with minimum borrowing of $1,500,000. At June 30, 1997, approximately $1,143,000 was outstanding and classified as short-term debt under the CIT Facility.

The Bank of East Asia, Limited -- Hong Kong ("BOEA HK"). Concord HK has a credit facility (the "BOEA HK Facility") with BOEA HK that provides Concord HK with up to $6,900,000 of financing as follows: letters of credit and standby letters of credit of up to $2,825,000, overdraft and packing loans of up to $3,600,000 and an installment loan of $475,000. The installment loan was utilized in part to repay the outstanding mortgage obligation on the Hong Kong office property [See "Note 8 - Long-Term Debt"]. As of June 30, 1997, approximately $5,854,000 was utilized and approximately $571,000 was available under the BOEA HK Facility. Approximately $3,427,000 of the total $5,854,000 utilized was in the form of trade finance, including but not limited to import letters of credit. The BOEA HK Facility, which is payable on demand, bears interest at 2% above BOEA HK's prime lending rate for letters of credit and 2.25% above BOEA HK's prime lending rate for overdraft and packing loans. At June 30, 1997 BOEA HK's prime lending rate was 8.5%. In connection with the BOEA HK Facility, Concord HK has placed a $1,199,000 time deposit with BOEA HK, which is included in prepaid and other current assets at June 30, 1997 and such deposit is pledged as collateral for the BOEA HK Facility. In addition, all amounts outstanding under the BOEA HK Facility are guaranteed by Concord.

In the fourth quarter of Fiscal 1997 East Asia Finance Company, a wholly-owned subsidiary of BOEA HK, extended to Concord HK a five-year equipment leasing facility in the amount of approximately $1,100,000. At June 30, 1997, approximately $822,000 was outstanding and classified as capital lease obligations.

Toronto Dominion Bank ("TDB"). On November 25, 1996, the Company obtained a $1,090,000 working capital facility with TDB (the "TDB Facility") which expires on October 31, 1998. The TDB Facility is secured by accounts receivable, inventory and other related assets of the Company's Canadian operations and bears interest at 1% above TDB's prime lending rate, which was 4.75% at June 30, 1997. Availability under the TDB Facility is subject to advance formulas based on eligible accounts receivable and seasonable inventory eligibility with no minimum borrowings and is subject to monthly covenant requirements. At June 30, 1997, approximately $406,000 was outstanding and classified as short-term debt and the Company was in compliance with all covenants under the TDB Facility.

Other Arrangements and Future Cash Commitments. Management believes that anticipated cash flow from operations together with financing from BOEA, CIT and TDB, or replacement facilities, will be sufficient to fund its operating cash needs over the next twelve months.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

                                    Part III


Item 10. Directors and Executive Officers of the Company.
                                       Year First
                                       Elected/
                                       Nominated
Name of Directors            Age       Director      Positions and Offices with the Company

Ira B. Lampert (1)           52        1993          Chairman, Chief Executive Officer and Director;
                                                     Director of Concord Camera HK Limited, Concord
                                                     Camera GmbH, Concord Camera UK Limited and Concord Camera France.
Steve Jackel (2)             61        1996          Chief Operating Officer, President and Director
Eli Arenberg (3)             69        1988          Director
Joel L. Gold (4)             55        1991          Director
Morris H. Gindi (5)          52        1988          Director
J. David Hakman (6)          55        1993          Director
Ira J. Hechler (7)           78        1992          Director
Kent M. Klineman (8)         64        1993          Director


(1) On July 13, 1994 Ira B. Lampert was appointed to the positions of Chairman and Chief Executive Officer of the Company. Mr. Lampert was President and Chief Operating Officer from June 1, 1993 through January 1, 1996 and has been a Director of the Company since June 29, 1993. Mr. Lampert is also a director of Concord HK, Concord UK, Concord Germany and Concord France. From April 1992 through May 30, 1993, Mr. Lampert's services were made available to the Company under various consulting agreements with Whitehall Enterprises Inc. ("WEI"), an investment banking company for the middle-market, of which Mr. Lampert was the President from August 1990 through May 1993. During the 1980's through the early 1990's, Mr. Lampert also served as a director and/or officer of Summit Ventures, Inc. and related entities which developed and managed Ascutney Mountain Resort, a year-round destination resort located in Vermont. Mr. Lampert is a Board Member of the Queens College Foundation which is part of the City University of New York and is the Treasurer of the Boys Brotherhood Republic, a non-profit organization for underprivileged children in the New York City area.

(2) Effective January 1, 1996, Steve Jackel was appointed President, Chief Operating Officer and Director of the Company. From May 1, 1995 to December 31, 1995, Mr. Jackel's services were rendered to the Company pursuant to a consulting agreement dated May 1, 1995 between the Company and Harjac Consulting Corp., a corporation owned by Mr. Jackel. From February 1993 to November 1994, Mr. Jackel was President of McCrory's Corporation and Chairman of McCrory Stores. From June 1992 through February 1993 he was Co-President of McCrory Stores. From February 1991 through June 1992 he was Executive Vice President Specialty Operation for McCrory Stores. Prior to that time Mr. Jackel was an independent management consultant.

(3) Eli Arenberg joined the Company in April 1984 as Vice President of Sales and Marketing and in September 1989 was promoted to Senior Vice President of Sales. In February 1992, Mr. Arenberg retired from such positions and in July 1994 made his services available to the Company under a consulting agreement with ELA Enterprises, Inc. (the "ELA Enterprises Consulting Agreement"), a Florida corporation wholly-owned by Mr. Arenberg.

(4) Joel L. Gold is currently an Executive Vice President at L.T. Lawrence & Co., Inc., an investment bank. From April 1995 through March 1996, Mr. Gold was a managing director at Fector Detwiler & Co, Inc., an investment bank. From January 1992 through April 1995, Mr. Gold was a director at Furman Selz Incorporated, an investment bank. From April 1990 through December 1991, Mr. Gold was a managing director at Bear, Stearns & Co. Inc., New York, New York. From April 1971 through February 1990, Mr. Gold was a managing director at Drexel Burnham Lambert. Mr. Gold is currently a member of the board of directors of BCAM International, Life Medical Sciences and Sterling Vision.

(5) Morris H. Gindi is the Chief Executive Officer of Notra Trading Inc., located in Woodbridge, New Jersey and has served in such capacity since 1983. Notra Trading Inc. is an import agent in the housewares and domestics industry. Mr. Gindi has over 27 years experience in importing

(6) J. David Hakman is the owner and Chief Executive Officer of Hakman and Company, Inc., a merchant banking concern and a member of the National Association of Securities Dealers, Inc. Mr. Hakman has been a director since 1989 and a member of the Audit and Nominating Committees since 1991 of Hanover Direct, Inc., a firm engaged in the direct marketing business.

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

(8) Kent M. Klineman has been an attorney and private investor and has served as a director of several closely-held companies during the past five years. Mr. Klineman is a director, Secretary and a member of the Compensation Committee of EIS International, Inc., a director and treasurer of Sonoma Cutrer Vineyards, Inc. and a director of Dealers Alliance Credit Corp. and Dealers Alliance Capital Corp. Mr. Klineman's initial nomination to serve as director of the Company in 1993 was made by Mr. Hechler. See "Certain Relationships and Related Transactions."

Meetings and Committees

In Fiscal 1997, the Board held six meetings of which two were telephonic. The Board has an Audit Committee, a Compensation Committee, a Stock Option
Committee,  an  Executive  Committee,  an Ad  Hoc  Committee  and  a  Nominating
Committee.

The Audit Committee, consisting of Kent M. Klineman (Chairman), J. David Hakman and Eli Arenberg, reviews and reports to the Board with respect to various auditing and accounting matters, including recommendations to the Board as to the selection of the Company's independent auditors, the scope of audit procedures, general accounting policy matters and the performance of the Company's independent auditors. The Audit Committee held four meetings in Fiscal 1997.

The Compensation and Stock Option Committee, consisting of Joel L. Gold (Chairman), Ira J. Hechler and Morris Gindi, was formed to review and make recommendations to the Board regarding all executive compensation. The Compensation Committee held three meetings in Fiscal 1997.

The Nominating Committee, consisting of Ira B. Lampert, Joel Gold, Ira Hechler and Kent Klineman was formed to nominate those persons who shall be invited to stand for election to the Board of Directors as management nominees at any and all ensuing meetings of the shareholders of the Company or pursuant to any actions with respect to the election of directors to be taken by written consent of the shareholders. The Nominating Committee held one meeting in Fiscal 1997. Shareholder suggestions of one or more nominees for election to the Board may be sent in writing to the Nominating Committee, Attention: Chairman, c/o the Company, 35 Mileed Way, Avenel, New Jersey 07001.

In Fiscal 1997, all of the directors attended at least 75% of the aggregate of the total number of meetings of the Board and committees of which they were members.

Directors Compensation

Non-employee members of the Board receive (i) an annual fee of $10,000, (ii) a $2,500 annual fee for serving on each committee of the Board with the Chairman thereof receiving a $3,500 annual fee and (iii) a meeting fee of $750 for each meeting attended in person and $250 for each meeting attended telephonically. In addition, under the Company's Incentive Plan each non-employee director is entitled to receive options pursuant to a formula to purchase up to 20,000 Common Shares upon his/her appointment as director. The Incentive Plan also provides for the grant of an immediately exercisable option to purchase 1,000 Common Shares on the date of the original grant and on each anniversary of the original grant. Pursuant to this plan each non-employee director received options to purchase 24,000 Common Shares.

As of December 22, 1996, all outstanding options held by directors of the company having an exercise price of $4.00 a share or more were revised as follows:

         (a) The number of shares of Common Stock covered by each option was reduced by 25% (their reduction was applied first on a pro rata basis against the unvested installments of each option).

         (b) The exercise price for 50% of the shares covered by the revised option has repriced to be $2.00 per share, for 25% was repriced to be $2.50 per share and for 25% was repriced to be $3.00 per share.

         (c)      Vesting of the repriced options remained unchanged.

Mr. Arenberg, through a company controlled by him, is a party to a consulting agreement with the Company.See "Certain Relationships and Related Transactions."

                               EXECUTIVE OFFICERS

The names of the current executive officers of the Company together with certain biographical information for each of them (other than Mr. Lampert and Mr. Jackel for whom biographical information is provided above) is set forth below:


Name of Executive Officer   Age     Positions and Offices with the Company
Eli Shoer                    50     Executive Vice President

Brian F. King                44     Vice President of Corporate and Strategic
                                    Development and Secretary; Managing Director of Concord Camera HK Limited.

Lawrence Pesin               52     Vice President Global Marketing

Barry M. Shereck             55     Vice President and Chief Financial Officer

Harlan I. Press              33     Corporate Controller and Assistant Secretary


Eli Shoer is Executive Vice President of the Company and has held such position since August 1995. From April 1991 to August 1994 Mr. Shoer was Director of Operations of Concord HK and managed the Company's manufacturing facilities in the Far East. Mr. Shoer worked as Senior Vice President for Operations of Keystone Camera Corporation from November 1990 through February 1991.

Brian F. King is currently Vice President of Corporate and Strategic Development and Secretary of the Company and Managing Director of Concord Camera HK Limited. He has held such positions since August 1996. Mr. King joined the Company in March 1996 as Vice President of Corporate and Strategic Development. From June 1991 through February 1996, Mr. King was Managing General Partner of Cripple Creek Associates, a partnership that built and operated two casinos in Cripple Creek, Colorado.

Lawrence Pesin was appointed Vice President Global Marketing in February 1996. From December 1993 to January 1996 Mr. Pesin was Executive Vice President of Pavion, Ltd., a cosmetics and fragrances manufacturer. From April 1992 to December 1993 Mr. Pesin was Chief Executive Officer of Alfin Inc., an American Stock Exchange listed manufacturer of cosmetics and fragrances. From December 1983 to April 1992, Mr. Pesin was Chief Executive Officer of Colonia Inc., an international fragrance and cosmetics company.

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

Harlan I. Press was appointed Corporate Controller and Assistant Secretary of the Company effective October 1, 1996. Mr. Press joined the Company in April 1994 and has held the position of Chief Accounting Officer since November 1994. Mr. Press was a Senior Field Examiner for the CIT Group from April 1993 through April 1994. From December 1991 through April 1993, Mr. Press served as the

Production Manager and Inventory Controller for Sandberg and Sikorski Diamond Corp., a jewelry manufacturer. Prior to then Mr. Press was a Senior Accountant in BDO Seidman's Audit Division.

Section 16 Beneficial Ownership Reporting Compliance

The  following  officers and  directors of the Company  filed late reports under
Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") relating to Fiscal 1997: (i) Lawrence Pesin, Vice President Worldwide Marketing and Sales, late filing of a Form 4 due August 10, 1997 reporting the purchase in a private transaction of 10,000 shares of Common Stock and options to purchase 10,000 shares of Common Stock from a former employee of the Company pursuant to the management equity provision of the Company's Stock Incentive Plan and (ii) Brian F. King, Vice President of Corporate and Strategic Development, reporting the purchase in a private transaction of 10,000 shares of Common Stock and options to purchase 10,000 shares of Common Stock from a former employee of the Company pursuant to the management equity provision of the Company's Stock Incentive Plan. There are no known failures to file a required Form 3, 4 or 5 and no other known late filings of a required Form 3, 4 or 5 during Fiscal 1997 by any person required to file such forms with respect to the Company pursuant to Section 16 of the Exchange Act.



Item 11.
                                       EXECUTIVE COMPENSATION


I. SUMMARY COMPENSATION TABLE
                                                                                  Long-Term
                                                                                  Compensation
                                                                                   Awards
                      Annual Compensation
         (a)                   (b)          (c)   (d)          (e)             (g)           (h)
                                                                              Securities    All Other
                                                              Other Annual    Underlying     Compen
                             Fiscal  Salary      Bonus        Compensation     Options       sation
Name and Principal Position  Year     ($)        ($)           ($)              (#)           ($)
---------------------------  ------  -----       -----         -----           -----        ----



Ira B. Lampert              1997    $ 545,205     --           $200,141 (1)    695,000 (4)   $10,350 (7)
Chief Executive Officer,    1996      551,282   $100,000 (15)   220,432 (2)    245,000 (5)    18,289 (7)
and Chairman                1995      495,515     --            196,648 (3)    600,000 (6)    11,477 (7)

Steve Jackel                1997      400,000     --            66,210 (8)     306,250 (4)    26,821 (7)
 Chief Operating Officer,   1996      377,346    25,000(15)     36,237 (9)     300,000 (5)    38,631 (7)
 and President              1995       87,500     --             7,500 (10)    100,000         --

Eli Shoer                   1997      210,000     --            75,000 (11)    66,250 (4)      1,600 (7)
Director of Operations      1996      214,039    42,000(15)     75,000 (11)    10,000 (5)      --
Concord HK                  1995      207,037     --            66,850 (11)   150,000 (6)      --

Brian F. King               1997      170,000     --            73,000 (12)   147,500 (4)        783 (7)
Vice President of           1996       44,265     --            3,105 (13)     87,500 (5)      --
and Strategic Develop       1995         --       --                --           --            --
ment a Managing Director
of Concord Camera HK Ltd.

Lawrence Pesin              1997      181,250     --            18,000 (14)    72,500 (4)      --
 Vice President Worldwide   1996       43,750     --             4,500 (14)    87,500 (5)      --
Marketing Sales             1995         --       --                --            --           --



  (1) Includes $38,068, $102,036 and $45,360 paid for and to Mr. Lampert for auto lease and costs, reimbursement of taxes and partial housing costs respectively.
  (2) Includes $35,012, $122,775 and $54,461 paid for and to Mr. Lampert for an auto lease and costs, reimbursement of taxes and partial housing costs respectively.
  (3) Includes $46,558, $102,740 and $47,350 paid for and to Mr. Lampert for an auto lease and costs, reimbursement of taxes and partial housing costs respectively.

  (4) These options include options issued prior to Fiscal 1997 that were canceled and repriced during Fiscal 1997.
  (5) Includes shares purchased from the Company for $5.375 per share by a loan from the Company and evidenced by full recourse promissory note secured by the Common Stock and does not include an equal number of shares underlying a contingent restricted stock award ("restricted stock award") which vest as follows: 33 1/3% upon the Common Stock reaching a market price of $10.00 by August 31, 1997; 66 2/3% upon the Common Stock reaching a market price of $15.00 by February 28, 1999; and 100% upon the Common Stock reaching a market price of $20.00 by August 31, 2000. See "Certain Relationships and Related Transactions" for information regarding substitution of options to purchase Common Stock for contingent restricted stock awards.
  (6) These options include options previously issued, canceled, repriced and re-issued during Fiscal 1995.
  (7)       Represents amount paid by the Company for insurance premiums.
  (8) Includes $33,825 and $32,385 paid to Mr. Jackel for an auto lease and costs and tax reimbursement, respectively.
  (9) Includes $27,414 and $8,823 paid to Mr. Jackel for an auto lease and costs and travel expenses reimbursed to Harjac Consulting, (of which Mr. Jackel was a principle), respectively.
(10)        Includes amounts paid to Harjac Consulting for auto expenses.
(11) Represents housing allowance paid to Mr. Shoer for living arrangements in the Far East.
(12) Includes $18,000 paid to Mr. King for auto allowances and $55,000 for housing allowance paid to Mr. King for living arrangements in the Far East.
(13)        Represents auto allowances paid to Mr. King.
(14)        Represents auto allowances paid to Mr. Pesin.
(15) Represents bonus determined and paid by the Company in Fiscal 1996 on account of Fiscal 1995 performance.



II.         OPTION GRANTS IN FISCAL 1997
                                 Individual Grants
(a)             (b)      (c)      (d)     (e)      (f)      (g)       (h)
                                                          Potential Realizable
                                                          Annual Value at
                                           Market         assumed Rates of
                                           Price of       Stock Price
                Number    %                Common         Appreciation for
                of        of               Stock          Option Term
                Securi-  Total             On
                ties     Options           Date
                Under    Granted   Exer-   Of
                Lying    to  Emp.  cise    Grant  Expir-
Name of Exec.   Options  in        Price   ($/sh) ation
Officer         Granted  1997 (1)  ($/Sh)  (2)    Date
                -------- --------  ------  ------ ----

                                                                                    5% ($)    10%($)
                                                                                    ------    ------


Ira B. Lampert   127,500  7.98%    $2.000    --   Jul 31, 2003  160,368  406,404
(3)               97,500  6.10%    $2.000    --   Sep 30, 2004  122,634  310,780
                  63,750  3.99%    $2.500    --   Jul 31, 2003  100,230  254,003
                  48,750  3.05%    $2.500    --   Sep 30, 2004   76,647  194,237
                  63,750  3.99%    $3.000    --   Jul 31, 2003  120,276  304,803
                  48,750  3.05%    $3.000    --   Sep 30, 2004   91,976  233,085
                 245,000 15.34%    $1.813    --   Dec 21, 2006  279,269  707,721

Steve Jackel      28,125  1.76%    $2.000    --   May 01, 2005   35,375   89,648
(3)               14,063  0.88%    $2.500    --   May 01, 2005   22,110   56,032
                  14,062  0.88%    $3.000    --   May 01, 2005   26,531   67,234
                  75,000  4.70%    $2.000    --   Feb 15, 2005   94,334  239,061
                  37,500  2.35%    $2.500    --   Feb 15, 2005   58,959  149,413
                  37,500  2.35%    $3.000    --   Feb 15, 2005   70,751  179,296
                 100,000  6.26%    $1.813    --   Dec 21, 2006  113,987  288,866

Eli Shoer         28,125  1.76%    $2.000    --   Sep 30, 2004   35,375   89,648
 (3)              14,062  0.88%    $2.500    --   Sep 30, 2004   22,109   56,028
                  14,063  0.88%    $3.000    --   Sep 30, 2004   26,532   67,238
                  10,000  0.63%    $1.813    --   Dec 21, 2006   11,399   28,887

Brian F. King     22,500  1.41%    $2.000    --   May 07, 2006   28,300   71,718
(3) (4)           11,250  0.70%    $2.500    --   May 07, 2006   17,688   44,824
                  11,250  0.70%    $3.000    --   May 07, 2006   21,225   53,789
                  27,500  1.72%    $1.813    --   Dec 21, 2006   31,346   79,438
                  25,000  1.57%    $2.500    --   Apr 28, 2007   39,306   99,609
                  25,000  1.57%    $2.750    --   Apr 28, 2007   43,237  109,570
                  25,000  1.57%    $3.000    --   Apr 28, 2007   47,167  119,531

Lawrence Pesin    22,500  1.41%    $2.000    --   May 07, 2006   28,300   71,718
(3) (4)           11,250  0.70%    $2.500    --   May 07, 2006   17,688   44,824
                  11,250  0.70%    $3.000    --   May 07, 2006   21,225   53,789
                  27,500  1.72%    $1.813    --   Dec 21, 2006   31,346   79,438



(1) The Company granted incentive stock options under the Company's Incentive Plan to purchase an aggregate of 986,000 shares and the Company granted incentive stock options under the Lampert Plan, Jackel Plan, King Plan and Shereck Plan to purchase an aggregate 255,000 shares, 206,250 shares, 45,000 shares, 45,000 shares and
            60,000 shares, respectively.
(2) The market price on the date of grant was either above or equal to the option price on the date of the grant.
(3) These options include options issued prior to Fiscal 1997 that were canceled and repriced during Fiscal 1997.
(4) Excludes a stock option for 10,000 Common Shares at $1.813 purchased in a private transaction from a former employee of the Company pursuant to the management equity provision of the Company's Stock Incentive Plan.



III.        AGGREGATED OPTION EXERCISES IN FISCAL 1997 AND FISCAL YEAR-END
            OPTION VALUES


(a)                 (b)         (c)                 (d)                         (e)
                  Shares                     Number of Securities     Value of Unexercised In-the-
                  Acquired                  Underlying Unexercised       Money Options at FY End
                    on         Value        Options at FY End (#)               ($)(1)
                    --         -----        ---------------------               ------
                 Exercise     Realized
                 --------     --------
Name                (#)         ($)
                                         Exercisable   Unexercisable   Exercisable  Unexercisable


Ira B. Lampert      --         --         468,917       226,083         --             --
Steve Jackel        --         --         225,333       105,917         --             --
Eli Shoer           --         --         135,083         6,167         --             --
Lawrence Pesin      --         --          29,375        53,125         --             --
Brian F. King       --         --          54,375       103,125         --             --


(1) The closing price of the Company's Common Stock at 1997 Fiscal Year End was $2.50.


Executive Employment Contracts, Termination of Employment and Change in Contract Arrangements

The employment agreement between the Company and Ira B. Lampert effective July 1, 1993 was amended and restated as of May 1, 1997 (the "Lampert Agreement"). The Lampert Agreement provides that Mr. Lampert serve in the additional capacities of Chairman and Chief Executive Officer of the Company. The Lampert Agreement provides for an annual salary of $500,000, has a term of four years and provides for the term of employment to be automatically extended for one additional day for each day of the term of employment that elapses in the event that neither party notifies the other at any time during the term of employment that it does not want the term of employment extended.

Under the Lampert Agreement, Mr. Lampert has been granted two sets of Common Stock options. The first, an option to purchase 340,000 Common Shares was amended and restated to 127,500 Common Shares at an exercise price of $2.00 per share, 63,750 Common Shares at an exercise price of $2.50 per share and 63,750 Common Shares at an exercise price of $3.00 per share. This option is currently exercisable as to 217,500 Common Shares and is exercisable as to the balance in allotments of 9,375 Common Shares on each November 30, February 28 (or February 29 as the case may be), May 31 and August 31 until exercisable as to the entire amount. Such options have anti-dilution provisions and is exercisable through July 2003. The second option, an option to purchase 260,000 Common Shares was amended and restated to 97,500 Common Shares at an exercise price of $2.00 per share, 48,750 Common Shares at an exercise price of $2.50 per share and 48,750 Common shares at an exercise price of $3.00 per share. This option is currently exercisable as to 157,500 Common Shares exercisable as to the balance in allotments of 9,375 on each November 30, February 28 (or February 29 as the case may be), May 31 and August 31 until exercisable as to the entire amount. Such options also have anti-dilution provisions and are exercisable through September 2004.

In the Lampert Agreement, the Company agreed to adopt a supplemental executive retirement plan (the "SERP") for the benefit of Mr. Lampert and shall cause to be credited to this account $14,167 each month ("Monthly Credit") for the benefit of Mr. Lampert. The balance in the SERP account will always be 100% vested and non-forfeitable. Each time the Company credits a monthly credit to the SERP account, the Company will also simultaneously contribute an amount equal to such credit to a trust established for the purpose of accumulating funds to satisfy the obligations incurred by the Company pursuant to the establishment of the SERP. The Lampert Agreement prohibits Mr. Lampert from competing with the Company for a one-year period upon expiration of the Lampert Agreement.

Effective October 1, 1994, the Company entered into an employment agreement with Eli Shoer, whereby Mr. Shoer is employed as Managing Director of Operations of the Company's Far East operations and as Senior Vice President of the Company. The employment agreement has a term of three years and provides for an annual salary of $210,000. In addition, Mr. Shoer receives an annual housing allowance of $75,000. Mr. Shoer's employment agreement prohibits Mr. Shoer from competing with the Company for a one-year period upon termination of such employment agreement. The agreement also provides that previous stock option agreements for an aggregate of 145,000 shares at varying prices ranging from a high of $8.875 to a low of $4.4375 are relinquished by Mr. Shoer. In lieu of such options he was granted options for 75,000 shares at $3.25 and 75,000 shares at $4.00, which were subsequently repriced - [See "Item 13 - Certain Relationships and Related Transactions"]. This agreement supersedes the July 1, 1993 agreement between Mr. Shoer and the Company. Upon the completion of Mr. Shoer's amended employment agreement, Mr. Shoer has agreed to continue his employment with the Company as Executive Vice President of Product Development on an at will basis.

As of January 1, 1996, the Company and Steve Jackel entered into an Employment Agreement (the "Jackel Agreement") whereby Mr. Jackel is employed as President and Chief Operating Officer of the Company. Prior to entering into the Jackel Agreement, Mr. Jackel rendered consulting services to the Company pursuant to a Consulting Agreement, dated May 1, 1995, between the Company and Harjac Consulting Corp., a corporation owned by Mr. Jackel, which agreement was terminated upon the effective date of the Jackel Agreement. The Jackel Agreement provides for an annual salary of $400,000, has a term of three years commencing on January 1, 1996 and provides for automatic one-year renewals unless prior written notice is given by either party. The Jackel Agreement prohibits Mr. Jackel from competing with the Company for at least one year following the termination of Mr. Jackel's employment.

Under the Jackel Agreement, Mr. Jackel has been granted Common Stock options. The option to purchase 300,000 Common Shares was amended and restated to 103,125 shares of the Company's Common Stock at an exercise price of $2.00 per share, 51,562 shares of the Company's Common Stock at an exercise price of $2.50 per share and 76,563 shares of the Company's Common Stock of an exercise price of $3.00 per share of which 187,000 were exercisable as of September 19, 1997 with the balance becoming exercisable in equal allotments of 750 Common Shares on the Thursday of each successive week after September 19, 1997 through and including December 31, 1998, as of which date such options shall be exercisable. These options to acquire a total of 231,250 shares of Common Stock were not granted pursuant to the Company's Incentive Plan. The options contain anti-dilution provisions and are exercisable through February 15, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of September 19, 1997 with respect to (i) those persons or groups known to the Company to beneficially own more than 5% of the Common Stock, (ii) each of the directors and nominees of the Company, (iii) the Company's executive officers named in the summary compensation table and (iv) the Company's directors and executive officers as a group:



                                                                Amount and Nature of         Percent
Name and Address of Beneficial Owner                           Beneficial Ownership(1)     of Class(1)
(i)  Beneficial Owners of More than 5%
of the Common Shares


Theodore H. Kruttschnitt.....................................      1,205,000              11.1%

   Burlingame, California 94010
Deltec Asset Management......................................        684,025               6.3%
   535 Madison Avenue
   New York, New York 10022

(ii) Directors and Nominees of the Company
Ira B. Lampert...............................................   .  1,486,533(2)(3)        13.7%
   Concord Camera Corp.
   35 Mileed Way
   Avenel, New Jersey 07001
Steve Jackel................................................       1,486,533(2)(4)        13.7%
   Concord Camera Corp.
   35 Mileed Way
   Avenel, New Jersey 07001
Eli Arenberg................................................          72,750(5)            *
   9578 Harbour Lake Circle
   Boynton Beach, Florida 33437
Joel L. Gold................................................          15,750(6)            *
   L.T. Lawrence & Co. Inc.
   ------------------------
   3 New York Plaza
   ----------------
   New York, New York 10004
Morris Gindi................................................          15,750(7)            *
   Notra Trading, Inc.
   One Woodbridge Center
   Woodbridge, NJ 07095
J. David Hakman.............................................          45,750(8)            *
   Hakman & Co., Inc.
   Suite 300
   1350 Bayshore Highway
   Burlingame, CA 94010
Ira J. Hechler..............................................         461,750(9)            4.2%
   Ira J. Hechler and Associates
   45 Rockefeller Plaza
   New York, New York 10111





                                                             Amount and Nature of         Percent
Name and Address of Beneficial Owner                         Beneficial Ownership(1)     of Class(1)

Kent M. Klineman............................................         124,000(10)           1.1%
   c/o Klineman Assoc., Inc.
   1270 Avenue of the Americas
   New York, NY 10020

(iii) Executive Officers
Eli Shoer..................................................        1,486,533(2)(11)       13.7%
   Concord Camera Corp.
   35 Mileed Way
   Avenel, New Jersey 07001
Brian F. King..............................................        1,486,533(2)(12)       13.7%
   Concord Camera Corp.
   35 Mileed Way
   Avenel, New Jersey 07001
Lawrence Pesin............................................          1,486,533(2)(13)       13.7%
   Concord Camera Corp.
   35 Mileed Way
   Avenel, New Jersey 07001
Keith Lampert............................................           1,486,533(2)(14)       13.7%
   Concord Camera Corp.
   35 Mileed Way
   Avenel, New Jersey 07001
Arthur Zawodny............................................          1,486,533(2)(15)       13.7%
   Concord Camera Corp.
   35 Mileed Way
   Avenel, New Jersey 07001

(iv) All executive officers and directors as a group (13 Persons)    2,232,783              20.5%


   * Indicates less than 1%.


(1) All information is as of September 19, 1997 and was determined in accordance with Rule 13d-3 under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the Commission. As of September 19, 1997, the Company had issued and outstanding 10,880,473 Common Shares, the Company's only class of voting securities outstanding. Unless otherwise indicated, beneficial ownership disclosed consists of sole voting and dispositive power.
(2) Represents the total number of shares which are beneficially owned by a group comprising Ira B. Lampert, Steve Jackel, Eli Shoer, Brian F. King, Lawrence Pesin, Keith Lampert and Arthur Zawodny as a result of the terms of an Amended and Restated Voting Agreement, dated as of February 28, 1997 (the "Voting Agreement"), pursuant to which each party to the Voting Agreement agreed to vote any purchased shares or option shares acquired by such party under the Company's Incentive Plan in accordance with the will of the holders of a majority of all the shares issued under the Company's Incentive Plan.
(3) Includes 53,850 shares purchased in the open market, 245,000 shares purchased pursuant to a purchase agreement with the Company and 486,917 shares underlying stock options, as to all of which such person has sole dispositive power. Excludes 226,083 shares underlying options which will not become exercisable within

       60 days of September 19, 1997.
(4) Includes 100,000 shares purchased pursuant to a purchase agreement with the Company and 225,333 shares underlying stock options, as to all of which such person has sole dispositive power. Excludes 105,917 shares underlying options which will not become exercisable within 60 days of September 19, 1997.
(5) Represents 28,000 shares purchased in the open market and 44,750 shares underlying stock options. Excludes 8,000 shares underlying options which will not become exercisable within 60 days of September 19, 1997.
(6) Represents 10,500 shares purchased in the open market and 15,750 shares underlying stock options. Excludes 3,000 shares underlying options which will not become exercisable within 60 days of September 19, 1997.
(7) Represents shares underlying stock options. Excludes 3,000 shares underlying options which will not become exercisable within 60 days of September 19, 1997.
(8) Includes 30,000 shares purchased in the open market and 15,750 shares underlying stock options. Excludes 3,000 shares underlying option which will not become exercisable within 60 days of September 19, 1997.
(9) Represents 446,000 shares purchased in the open market and 15,750 shares underlying stock options. Excludes 3,000 shares underlying options which will not become exercisable within 60 days of September 19, 1997.
(10) Represents 108,250 shares purchased in the open market and 15,750 shares underlying stock options. Excludes 3,000 shares underlying options which will not become exercisable within 60 days of September 19, 1997.
(11) Includes 10,000 shares purchased pursuant to a purchase agreement with the Company and 135,083 shares underlying stock options, as to all of which such person has sole dispositive power. Excludes 6,167 shares underlying options which will not become exercisable within 60 days of September 19, 1997.
(12) Includes 27,500 shares purchased pursuant to a purchase agreement with the Company, 10,000 shares purchased in a private transaction from a former employee of the Company pursuant to the Management Equity provision of the Company's Stock Incentive Plan and 54,375 shares underlying stock options, as to all of which such person has sole dispositive power. Excludes 103,125 shares underlying options which will not become exercisable within 60 days of September 19, 1997
(13) Includes 27,500 shares purchased pursuant to a purchase agreement with the Company, 10,000 shares purchased in a private transaction from a former employee of the Company pursuant to the Management Equity provision of the Company's Stock Incentive Plan and 54,375 shares underlying stock options, as to all of which such person has sole dispositive power. Excludes 103,125 shares underlying options which will not become exercisable within 60 days of September 19, 1997.
(14) Includes 20,000 shares purchased in the open market, 5,000 shares purchased in a private transaction from a former employee of the Company pursuant to the Management Equity provision of the Company's Stock Incentive Plan and 30,917 shares underlying stock options, as to all of which such person has sole dispositive power. Excludes 29,083 shares underlying options which will not become exercisable within 60 days of September 19, 1997.
(15) Includes 7,000 shares pursuant to a purchase agreement with the Company and 26,683 shares underlying stock options, as to all of which such person has sole dispositive power. Excludes 22,317 shares underlying options which will not become exercisable within 60 days of September 19, 1997.

Item 13. Certain Relationships and Related Transactions

At June 30, 1997 the Company was indebted to Mr. Benun for certain loans made by him to the Company in the principal amount of $100,000, which amount bears interest at a rate per annum equal to 2% over CIT's prime lending rate. The Company incurred approximately $11,000 in interest expense in Fiscal 1997 in connection with the loans from Mr. Benun and suspended payment of the loans. The Company believes that any amounts which may otherwise have been due Mr. Benun will be offset by the amounts which Mr. Benun will be found to owe the Company when all claims by the Company against Mr. Benun are finally arbitrated or adjudicated. [See "Litigation"]

The Company and Mr. Benun entered into and executed a Pledge Agreement on each of March 7, 1994 and April 6, 1994 to secure the prompt payment of any liability to the Company that Mr. Benun may incur as a result of the matters then under investigation. Mr. Benun was terminated as Chief Executive Officer on July 14, 1994. The Company holds 30,770 shares of the Company's Common Stock owned by Mr.Benun and pledged to the Company in connection with the Pledge Agreement.

On August 1, 1994 ELA Enterprises, Inc., a Company owned by Eli Arenberg, was granted an option under the Company's Incentive Plan to purchase 10,000 Common Shares at an exercise price of $3.00 per share, 10,000 Common Shares at an exercise price of $4.00 per share and 10,000 Common Shares at an exercise price of $5.00 per share, in connection with consulting services provided by Mr. Arenberg to the Company pursuant to the ELA Enterprises, Inc. Consulting Agreement. All options previously granted to Mr. Arenberg were canceled. In addition, ELA Enterprises, Inc. will be paid at an hourly rate for consulting services provided to the Company. Selling expenses include $48,000 and $26,000 for such consulting services and related expenses during the fiscal years ended June 30, 1997 and 1996, respectively.

During the fiscal year end June 30, 1996, the Company paid consulting fees and expenses of approximately $218,000 to a firm, the president of which was appointed Chief Operating Officer and President of the Company in January 1996.

On August 23, 1995, the Compensation Committee of the Board approved stock purchase awards under the Company's Incentive Plan pursuant to which 500,000 Common Shares were made available for purchase by senior management of the Company at a price per share equal to $5.375 per share (the closing price of the Common Stock on August 23, 1995) pursuant to binding commitments to be made by such persons by August 31, 1995. The Company received commitments for the purchase of 444,000 of such shares. Each purchaser was also granted the right to receive a contingent restricted stock award covering a number of shares equal to the number of shares purchased by such purchaser. The contingent restricted stock was to be issued based upon attainment of increases in shareholder value in accordance with the Incentive Plan as follows:


Percentage of Restricted Stock     Fair Market Value    Latest Attainment Date
         331/3%                         $10.00             August 31, 1997
         662/3%                         $15.00             February 28, 1999
         100%                           $20.00             August 31, 2000
        -----                           ------             ---------------

If issued, such contingent restricted shares were to vest over a three-year period and were subject to forfeiture prior to vesting under certain conditions.

Pursuant to purchase agreements (the "Purchase Agreements"), members of the Company's senior management purchased shares of Common Stock (the "Purchased Shares") pursuant to the terms of the Management Equity Provisions of the Company's Incentive Plan. As payment for such shares, each purchaser executed a full recourse note for the purchase price of such shares (each a "Note"; collectively, the "Notes") and pledged the Purchased Shares as security for the payment of the Note. The Notes mature five years from the date of purchase (May 7, 1996 in the case of Notes executed by Brian F. King and Lawrence Pesin and November 7, 1995 in the case of Notes executed by all other purchasers) and bear interest at 6%.

Concurrently with the execution of their respective Purchase Agreements and Notes, each purchaser entered into a Voting Agreement pursuant to which each purchaser agreed to vote all of his Purchased Shares and contingent restricted stock in accordance with the determination of the holders of a majority of all of the Purchased Shares and contingent restricted stock held by the purchasers. To effect the foregoing, each of the purchasers delivered to Mr. Lampert an irrevocable proxy and agreed that prior to any transfer of Purchased Shares and contingent restricted stock, such purchaser will cause the transferee (A) to agree in writing with Mr. Lampert to be bound by the provisions of the Voting Agreement and (B) to execute and deliver to Mr. Lampert an irrevocable proxy.

Pursuant to Amendments to each of the Purchase Agreements, dated February 28, 1997 (the "Amendments"), the Company was relieved of its obligation to issue any contingent restricted stock. Instead, each member of the Company's senior management received, as of December 22, 1996, options to purchase that number of shares of Common Stock (the "Option Shares") equal to the number of Purchased Shares purchased by such person. The options vested as to 20% of the Option Shares covered thereby as of December 22, 1996 and the balance of the shares covered thereby vest beginning December 31, 1996 in equal monthly installments over a four-year period during the term of employment or consultancy. The unvested portion will immediately become vested in the event that the average closing price of the Common Stock for any consecutive 90 trading day period is at least $5.00. The unvested portion is cancelable upon any termination of employment or consultancy (except for death, disability or retirement).

Concurrently with the Amendments, the Voting Agreement and the irrevocable proxies were amended and restated to include the Option Shares and to delete the contingent restricted stock.

As of December 22, 1996, all outstanding options held by senior management and directors of the Company that previously had an exercise price of up to $3.99 per share remained unchanged. All such options having an exercise price at $4.00 a share or above (excluding those granted to ELA Enterprises, Inc.) were revised as follows:

                  (a) The number of shares of Common Stock covered by each option was reduced by 25% (the reduction was applied on a pro rata basis first against the unvested installments of each option).

                  (b) The exercise price for 50% of the shares covered by the revised option were repriced to be $2.00 per share, 25% were repriced to be $2.50 per share and 25% to be $3.00 per share.

                  (c)     Vesting of the repriced options remained unchanged.

The following tables detail the above changes in options held by senior management exclusive of the options granted in lieu of the contingent restricted stock awards discussed above and exclusive of the options described in Item 11 Table II (Option Grants in Fiscal 1997), which were granted subsequent to December 22, 1996:



                 OPTIONS HELD PRIOR TO CHANGES OF 12/22/96(1)      TERMS OF ORIGINAL GRANT
               ----------------------------------------------     ---------------------------
                    # OF                                                   END OF
                   -----                                                   -----
                 UNDERLYING    OPTION     VESTED     UNVESTED     GRANT    VESTING   VESTING
                  SHARES       PRICE ($)  SHARES      SHARES      DATE     PERIOD    METHOD
                 --------     -------     ------     --------     -----    -------   ------

Ira B. Lampert     260,000     4.0000     172,500     87,500      9/30/94  8/31/98   quarterly
                   340,000     4.0000     252,500     87,500      7/1/93   8/31/97   quarterly

Steve Jackel        25,000     3.0000     25,000           0      5/1/95   12/31/95    100%
                    75,000     4.0000     75,000           0      5/1/95    4/30/96    100%
                   200,000     4.0000     95,000     105,000      2/15/95  12/31/98   weekly

Eli Shoer           75,000     4.0000     50,000      25,000     10/1/94   9/30/97    annual
                    75,000     3.2500     75,000           0     10/4/94   10/4/94    annual

Brian F. King (2)   60,000     4.0000          0      60,000      5/7/96    5/7/99    annual

Lawrence Pesin (2)  60,000     4.0000          0      60,000      5/7/96    5/7/99    annual

Arthur Zawodny      12,000     3.2500     12,000           0     10/21/94  10/21/94   annual
                     8,000     3.2500      4,000       4,000     10/21/94   5/31/98   annual
                    12,000     2.8125      6,000       6,000      5/15/96   5/15/97   annual



(1)      For each person listed, excludes contingent restricted stock awards.
(2) Excludes a stock option for $10,000 Common Shares at $1.81 purchased in a private transaction for a former employee of the Company pursuant to the management equity provision of the Company's Stock Incentive Plan.



                         OPTIONS HELD AFTER 12/22/96             OPTIONS HELD AFTER 12/22/96 WITH
                                                                      ORIGINAL EXERCISE PRICE
                    # OF       NUMBER
                   OPTIONS      OF        SHARES     SHARES
                   CANCELED    SHARES     VESTED     UNVESTED       PRICE ($)   VESTED  UNVESTED
                   --------    ------     ------     --------      ---------    ------  --------


Ira B. Lampert     (65,000)   195,000     129,375    65,625           4.0000         0         0
                   (85,000)   255,000     189,375    65,625           4.0000         0         0

Steve Jackel             0     25,000      25,000         0           3.0000    25,000         0
                   (18,750)    56,250      56,250         0           4.0000         0         0
                   (50,000)   150,000      71,250    78,750           4.0000         0         0

Eli Shoer          (18,750)    56,250      37,500    18,750           4.0000         0         0
                         0     75,000      75,000         0           3.2500    75,000         0

Brian F. King (2)  (15,000)    45,000           0    45,000           4.0000         0         0

Lawrence Pesin (2) (15,000)    45,000           0    45,000           4.0000         0         0

Arthur Zawodny           0     12,000      12,000         0           3.2500    12,000         0
                         0      8,000       4,000     4,000           3.2500     4,000
                         0     12,000       6,000     6,000           2.8125     6,000     6,000




                                       OPTIONS HELD AFTER 12/22/96 WITH NEW EXERCISE PRICE
                  -----------------------------------------------------------------------------------------------------------
                          $2.00 PRICE           $2.50 PRICE         $3.00 PRICE  TOTAL  OUTSTANDING
                 VESTED    UNVESTED     VESTED    UNVESTED   VESTED    UNVESTED   VESTED   UNVESTED
--------------  -------- ------------  --------- ---------- --------  ----------- --------- -----------


Ira B. Lampert     64,687     32,813     32,344     16,406     32,344   16,406    129,375    65,625
                   94,687     32,813     47,344     16,406     47,344   16,406    189,375    65,625

Steve Jackel            0          0          0          0          0        0     25,000         0
                   28,125          0     14,062          0     14,063        0     56,250         0
                   35,625     39,375     17,812     19,688     17,813   19,687     71,250    78,750

Eli Shoer          18,750      9,375      9,375      4,687      9,375    4,688     37,500    18,750
                        0          0          0          0          0        0     75,000         0

Brian F. King (2)       0     22,500          0     11,250          0   11,250          0    45,000

Lawrence Pesin (2)      0     22,500          0     11,250          0   11,250          0    45,000

Arthur Zawodny          0          0          0          0          0        0     12,000         0
                        0          0          0          0          0        0      4,000     4,000
                        0          0          0          0          0        0      6,000     6,000



The following executive officers of the Company are indebted to the Company for amounts in excess of $60,000 as a result of purchases pursuant to the Purchase
Agreements:

Ira B. Lampert............................................$1,455,819.49
Steve Jackel................................................$590,602.15
Lawrence Pesin..............................................$216,806.15
Brian F. King...............................................$216,806.15

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a) (1) and (2) Financial Statements and Financial Statement Schedule The following consolidated financial statements of the Company and the notes thereto, the related reports thereon of the certified public accountants and financial statement schedule, are filed under Item 8 of this Report:

(a) (1) Financial Statements
                                                                         Page
Independent Auditors' Report............................................ F-1
Consolidated Balance Sheets at June 30, 1997 and 1996................... F-2
Consolidated Statements of Operations for the years ended
 June 30, 1997, 1996 and 1995........................................... F-3
Consolidated Statements of Cash Flows for the years ended
 June 30, 1997, 1996 and 1995........................................... F-4
Consolidated Statements of Stockholders' Equity for the years ended June 30, 1997, 1996 and 1995...................................... F-5
Notes to Consolidated Financial Statements.............................. F-6

(2) Financial Statement Schedule
Schedule II--Valuation and Qualifying Accounts and Reserves............. F-23

All other financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the instructions to Item 8 or are inapplicable and therefore have been omitted.

(3) Exhibits:

Exh. No.                                                                  Page
--------                                                                  ----
 3.1     Certificate of Incorporation of the Company(1)...................
 3.2     Amendments to Certificate of Incorporation of the Company(1)...
 3.3     Amendment No. 4 to Certificate of Incorporation of the Company(3).
 3.4     Amendment No. 5 to Certificate of Incorporation of the Company....
 3.5     Restated By-Laws of the Company ..................................
 4.1     Form of Common Stock Certificate(1) .............................
 9.1     Voting Agreement, dated as of November 7, 1995, as amended, among Ira B. Lampert, Eli Shoer, Steve Jackel, George Erfurt
         Arthur Zawodny, Brian F. King and Lawrence Pesin(16)..............
  9.2    Agreement dated as of July 18, 1997, by and among Brian F. King,
         Lawrence Pesin and Keith Lampert (17).............................
10.1     Settlement Agreement between the Company and the Commission effective September 1, 1994(11)..................................
10.2     Employment Agreement between the Company and Ira B. Lampert, dated as of July 15, 1993(6).....................................

Exh. No.                                                                   Page
10.3     Employment Agreement between Concord France and Jean Louis Vinant dated as of July 1, 1994(11)...................................
10.4     Employment Agreement between the Company and Hans Dieter Kuehn dated as of April 1, 1993(6) ..................................
10.5     Employment Agreement between the Company and Eli Shoer dated as of
           July 1, 1993(6) ..............................................
10.6     Pledge Agreement between the Company and Benun dated as of
           March 7, 1994(10).............................................
10.7     Pledge Agreement between the Company and Benun dated as of
           April 6, 1994(10) ............................................
10.8 Compensation Trade Agreement between Concord HK and Shenzhen Baoan Contat Camera Factory and translation dated November 23, 1993(7)..
10.9     Processing Trade Agreement, dated October 28, 1986, between
          Concord Camera Enterprises Company Ltd. and Baoan County Foreign Trade Company and Concord Electronic Factory Henggang,
          Baoan County and translation(1) .................................
10.10 Filing Certificate for Joint Venture, Cooperative Venture, Compensation Trade and Foreign-Related Processing and
          Assembly Agreements (Contracts) issued by the Foreign economic Relations Office People's Government of Baoan County, Shenzhen
          November 1, 1986 and translation(1).............................
10.11    Processing and Assembly Contract, dated July 25, 1987, between
          Concord Camera Enterprises Company Ltd. and Baoan County
          Foreign Trade Company and Concord Electronic Factory,
          Henggang, Baoan County and translation(1) .....................
10.12 Processing Trade Agreement, dated September 6, 1985, between Dialbright Company Limited and Baoan County Foreign Trade
          Company and Dialbright Electronic Factory, Henggang,
          Baoan County and translation(1)................................
10.13 Filing Certificate for Joint Venture, Cooperative Venture, Compensation Trade and Foreign-Related Processing and Assembly Agreements (Contracts) issued by the Foreign Economic Relations Office, People's Government of Baoan County, Shenzhen
          on September 12, 1985 and translation(1) ......................
10.14    Notice Concerning the Approval of Import Projects issued by the
            Foreign Economic Relations Office, Baoan County, Shenzhen on
          September 12, 1985 and translation(1)..........................
10.15    Supplementary Agreement, dated September 27, 1985, between
          Dialbright Company Limited and Baoan County Foreign Trade Company
          and Dialbright Electronic Factory, Henggang, Baoan County and
          translation(1)..............
10.16 Notice Concerning the Approval of Supplementary Agreement dated September 27, 1985 issued by the Foreign Economic Relations Office,
          Baoan County on October 4, 1985 and translation(1)................

Exh. No.                                                                  Page
10.17    Processing and Assembly Contract, dated September 27, 1985, between Dialbright Company Limited and Baoan County Foreign
          Trade Company and Dialbright Electronic Factory, Henggang,
          Baoan County and translation(1)...............................
10.18    Supplementary Agreement, dated October 30, 1985, between
          Dialbright Company Limited and Baoan County Foreign Trade
          Company and Dialbright Electronic Factory, Henggang,
          Baoan County and translation(1) ..............................
10.19    Processing and Assembly Contract, dated December 17, 1985, between Dialbright Company Limited and Baoan County Foreign
          Trade Company and Dialbright Electronic Factory, Henggang,
          Baoan County and translation(1) ..............................
10.20 Processing and Assembly Contract between Dialbright Company Limited and Baoan County Foreign Trade Company and Dialbright Electronic Factory, Henggang, Baoan County and translation(1).
10.21    Supplementary Agreement, dated July 9, 1986, between Dialbright
          Company Limited and Baoan County Foreign Trade Company and
          Dialbright Electronic Factory, Henggang, Baoan County and
          translation(1)...............................................
10.22 Processing and Assembly Contract, dated July 11, 1986, between Dialbright Company Limited and Baoan County Foreign Trade
          Company and Dialbright Electronic Factory, Henggang, Baoan
          County and translation(1)....................................
10.23    Processing and Assembly Contract, dated August 14, 1986,
          between Dialbright Company Limited and Baoan County Foreign
          Trade Company and Dialbright Electronic Factory, Henggang,
          Baoan County and translation(1).............................
10.24    Supplementary Agreement, dated August 26, 1986, between
          Dialbright Company Limited and Baoan County Foreign Trade
          Company and Dialbright Electronic Factory, Henggang, Baoan
          County and translation(1) ..................................
10.25     Agreement for the Provision of Land, Management Services
          and Labor between Company and Wan Kong Economic Development Corporation of Baoan County, dated July 10, 1988 (English
          Translation with Chinese Original attached)(2) .............
10.26    Agreement between Dialbright and Development Corporation,
          Baoan County, dated September 23, 1988(2)...................
10.27    Agreement between Dialbright and Henggang Economic Development
          Corporation, dated September 23, 1988 and translation(2)....
10.28    Construction Works Contract between Concord Factory Henggang and Henggang Economic Development Corporation dated
          February 25, 1989 and translation(2).......................
10.29    Agreement between Concord HK and Baoan Henggang Joint Stock
          Investment Company, Ltd., dated February 15, 1993 and translation(4)

Exh. No.                                                                Page
10.30 Contract for the Utilization of Land in Factory Construction between Concord HK and Henggang Investment Holdings Limited dated June 20, 1994 and translation.........................
10.31    Supplemental Agreement to the Contract for the Utilization
          of Land in Factory Construction between Concord HK and
          Henggang Investment Holdings Limited dated June 20, 1994 and translation .................
10.32    Loan and Security Agreement between the Company,
          Concord-Keystone Sales Corp. and CIT dated March 30, 1994(9)...
10.33    Loan Agreement between Concord HK and BOEA dated June 15, 1993(6)..
10.34    Amendment to Loan Agreement between Concord HK and BOEA dated
          January 11, 1994(8)...........................................
10.35    Incentive Plan, effective November 29, 1993(13) ...............
10.36    Amended and Restated 1988 Stock Option Plan(4) ...............
10.27    Third Extension and Amendment of Lease dated April 18, 1994 by and between Howard H. Gelb and Eunice Gelb and the Company(11).
10.38    Employment Agreement between the Company and Eli Shoer dated as of October 1, 1994(12).....................................
10.39    Employment Agreement between the Company and Gary Kaess
          dated as of November 1994(12) ................................
10.40    Amended and Restated Employment Agreement between Concord
          Camera HK Limited and Arthur Zawodny dated as of October 21,
          1994(12).....................................................
10.41    Consulting Agreement between the Company and Harjac Consulting,
         Inc., dated as of May 1, 1995(13)..............................
10.42    First Amendment to Revolving Line of Credit and Security
         Agreement between the Company and the Bank of East Asia Limited,
         New York Branch (14) .........................
10.43    Employment Agreement between the Company and Steve Jackel
         dated as of January 1, 1996. (15). . . . . . . . . . . . .. . .
10.44    Amended and Restated Employment Agreement between the Company and Ira B. Lampert dated as of May 1, 1997 . . ................
21       List of Subsidiaries of Company(6) ...........................
23.      Consent of Experts............................................
27.      Financial Data Schedule .......................................

The Financial Statement Schedules required to be filed pursuant to this Item 14(d) are listed above.

  (1) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to Company's Registration Statement on Form S-18 (No. 33-21156), declared effective July 12, 1988 and is incorporated herein by reference.
  (2) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to Company's annual report on Form 10-K for the Fiscal year ended June 30, 1989 and is incorporated herein by reference.
  (3) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to Company's interim report on Form 8-K dated May 29, 1992 and is incorporated herein by reference.
  (4) This document has been previously filed with the Securities and Exchange Commission as an

         Exhibit to the Company's Registration Statement on Form S-1 (33-59398), filed with the Commission on March 11, 1993 and is incorporated herein by reference.
  (5) This document has been previously filed as Exhibit 10.46 to Amendment No. 2 to the Company's Registration Statement on Form S-1, filed June 1, 1993 and is incorporated herein by reference.
  (6) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to the Company's annual report on Form 10-K for the Fiscal year ended June 30, 1993 and is incorporated herein by reference.
  (7) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to the Company's interim report on Form 8-K dated November 23, 1993 and is incorporated herein by reference.
  (8) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended December 31, 1993 and is incorporated herein by reference.
  (9) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to the Company's interim report on Form 8-K dated March 30, 1994 and is incorporated herein by reference.
(10) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1994 and is incorporated herein by reference.
(11) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to the Company's annual report on Form 10-K for the Fiscal Year ended June 30, 1994 and is incorporated herein by reference.
(12) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to the Company's quarterly report on Form 10-Q for the fiscal period ended March 31, 1995 and is incorporated herein by reference.
(13) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to the Company's annual report on Form 10-K for the Fiscal Year ended June 30, 1995 and is incorporated herein by reference.
(14) This document has been previously filed with the Securities and Exchange Commission as a Form 10-Q for the fiscal period ended September 30, 1995 and is incorporated herein by reference.
(15) This document has been previously filed with the Securities and Exchange Commission as a Form 10-Q for the Fiscal period ended March 31, 1996 and is incorporated herein by reference.
(16) This document has been previously filed with the Securities and Exchange Commission as an exhibit to a Schedule 13D Amendment No.1 filed on March 4, 1997.
(17) This document has been previously filed with the Securities and Exchange Commission as an exhibit to a Schedule 13D Amendment No.2 filed on July 14, 1997.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
 Concord Camera Corp.
Avenel, New Jersey

         We have audited the accompanying consolidated balance sheets of Concord Camera Corp. and subsidiaries as of June 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule listed in the Index in Item 14(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concord Camera Corp. and subsidiaries as of June 30, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                              Ernst & Young LLP
MetroPark, New Jersey
August 15, 1997



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Concord Camera Corp.
Consolidated Balance Sheets

                                                      June 30,
ASSETS                                          1997            1996

Current Assets:
Cash                                            5,297,820       $ 4,996,770
Accounts receivable, net                        9,866,962         7,550,408
Inventories                                    15,752,402        17,491,615
Prepaid expenses and other current assets       3,091,669         2,540,802
                                                ---------      ------------
Total current assets                           34,008,853        32,579,595
Plant and equipment, net                       13,865,777        11,708,736
Goodwill, net                                   1,089,217         1,510,197
Other assets                                    4,124,396         4,051,268
                                               ----------      ------------
Total assets                                   53,088,243       $49,849,796
                                              ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt                               $ 7,976,315       $ 6,368,972
Current portion of long-term debt                  33,349            29,552
Current obligations under capital leases          790,426           570,899
Accounts payable                                8,665,622         6,000,328
Accrued expenses                                2,232,289         2,172,863
Income taxes payable                                2,831            79,050
Other current liabilities                         313,965           661,735
                                             ------------      ------------
Total current liabilities                      20,014,797        15,883,399
Deferred income taxes                             572,492           442,889
Long-term debt                                    396,570           430,589
Obligations under capital leases                2,000,002         1,948,443
Other long-term liabilities                       602,549           666,791
                                                  -------      ------------
Total liabilities                              23,586,410        19,372,111
                                               ----------       -----------
COMMITMENT AND CONTINGENCIES
Stockholders' Equity:
Common stock, no par value,
40,000,000 and 20,000,000
authorized as of June 30,1997 and 1996,
respectively and 10,944,026,
issued as of June 30, 1997 and 1996.          39,361,893        39,361,893
Paid in capital                                  850,786           850,786
Deficit                                       (7,635,654)       (6,802,992)
Notes receivable arising from common stock
purchase agreements                           (2,622,273)       (2,479,083)
                                             -----------      ------------
                                              29,954,752        30,930,604
Less: treasury stock, at cost; 63,553 shares    (452,919)         (452,919)
                                               ---------        ----------
Total stockholders' equity                    29,501,833        30,477,685
                                              ----------       -----------
Total liabilities and stockholders' equity   $53,088,243       $49,849,796
                                             ===========       ===========

See accompanying notes to consolidated financial statements.

                                      F-2


Concord Camera Corp.
Consolidated Statements of Operations
                                                              For the year ended June 30,
                                                      1997               1996              1995


Net sales                                           $65,747,433        $66,781,851      $62,139,346
Cost of products sold                                48,722,416         49,292,625       41,983,967
                                                     ----------       ------------       ----------
Gross profit                                         17,025,017         17,489,226       20,155,379
Selling expenses                                      6,949,600          7,570,658        7,298,038
General and administrative expenses                   9,247,489          9,395,677        8,109,667
Financial expenses                                    1,465,169          1,488,672        1,412,947
Other (income) expense, net                            (122,513)           (29,764)         154,534
Legal expenses and settlement costs                     200,810            718,359        1,864,183
                                                        -------        -----------        ---------
(Loss) income from operations before income taxes      (715,538)        (1,654,376)       1,316,010
Provision for income taxes                              117,124             79,820          106,990
                                                        -------       ------------          -------
Net (loss) income                                     ($832,662)      $ (1,734,196)      $1,209,020
                                                     ==========       ============       ==========
(Loss) earnings per common and common equivalent
share                                                    ($0.08)            ($0.16)           $0.12
                                                        =======         ==========            =====
Weighted average number of common and common         10,880,473         10,813,224       10,426,973
                                                     ==========         ==========       ==========
equivalent shares outstanding

See accompanying notes to consolidated financial statements.







Concord Camera Corp.
Consolidated Statements of Cash Flows
                                                                         For the year ended June 30,
                                                                          1997           1996           1995

Cash flows from operating activities:
Net (loss) income                                                        ($832,662)    ($1,734,196)   $ 1,209,020
Adjustments  to reconcile  net (loss)  income to net cash  provided by operating activities:
Depreciation and amortization                                            3,151,144       3,023,209      2,260,673
Net (gain) loss on sale of property & equipment                             --              19,881         (5,027)
Interest income on notes receivable arising from common stock purchase    (143,190)        (92,583)           --
agreements
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable                              (2,316,554)      1,039,382       (100,129)
Decrease in inventories                                                  1,739,213       1,373,708        241,695
(Increase) in prepaid expenses and other current assets                   (555,245)       (111,474)        45,507
(Increase) in other assets                                                (610,414)     (1,538,316)    (1,026,238)
Increase (decrease) in accounts payable                                  2,665,294        (993,529)     1,556,925
Increase (decrease) in accrued expenses                                     59,426        (729,419)       954,761
Increase (decrease) in income taxes payable                                (76,219)       (215,534)       110,113
Increase (decrease) in other current liabilities                          (347,770)        356,560         (2,159)
Increase (decrease) in deferred income taxes                                129,603        (41,953)       (24,348)
Increase (decrease) in other long-term liabilities                          (64,242)       666,143       (132,363)
                                                                           --------     ----------      ---------
Total adjustments                                                         3,631,046      2,756,075      3,879,410
                                                                          ---------     ----------      ---------
Net cash provided by operating activities                                 2,798,384      1,021,879      5,088,430
                                                                          ---------     ----------      ---------
Cash flows from investing activities:
Purchase of property, plant and equipment                                (3,188,424)    (2,531,327)    (2,260,503)
Proceeds from sale of long-term assets                                           -       2,004,150         30,176
Decrease in investment in and advances to joint ventures                         -          91,984         76,650
                                                                        -----------     ----------     ----------
Net cash (used in) investing activities                                  (3,188,424)      (435,193)    (2,153,677)
                                                                        -----------     ----------     -----------
Cash flows from financing activities:
Net borrowings (repayments) under short-term debt agreements              1,607,343        626,909       (985,825)
Net borrowings (repayments) of long-term debt                               (30,222)       170,873             --
Principal payments under capital lease obligations                         (886,031)      (961,133)      (810,370)
Net proceeds from issuance of common stock                                      -           40,219             --
                                                                        -----------     ----------     ----------
Net cash provided by (used in) financing activities                         691,090       (123,132)    (1,796,195)
                                                                        -----------     ----------     ----------
Net increase in cash                                                        301,050        463,554      1,138,558
Cash at beginning of period                                               4,996,770      4,533,216      3,394,658
                                                                         ----------     ----------     ----------
Cash at end of period                                                    $5,297,820     $4,996,770     $4,533,216
                                                                         ==========     ==========     ==========

See  accompanying  notes  to  consolidated  financial  statements.  See  note 17
Supplemental disclosure of cash flow information.







Concord Camera Corp.
Consolidated Statements of Stockholders' Equity

                                    Common Stock                                                             Treasury stock



                                                                              Notes
                                                                              receivable
                                                                              arising from
                             Issued                                           Common stock
                             shares                   Paid in                 purchase
                                         Stated Value   capital    (Deficit)  agreements     Shares  Cost        Total
                                         ------------  --------   -----------  ----------    ------  ------      ------


Balance as of June 30, 1994  10,490,526  $36,935,174  $850,786  ($6,277,816)          --    63,553   ($452,919) $31,055,225
Net income                         --             --        --    1,209,020           --        --          --    1,209,020
                            -----------  ----------- ---------  -----------    ---------   -------   ---------    ---------
Balance as of June 30, 1995  10,490,526   36,935,174   850,786   (5,068,796)          --    63,553    (452,919)  32,264,245
Exercise of stock options       453,500    2,426,719        --           --   (2,386,500)       --          --       40,219
Interest on notes receivable
arising from Common Stock
purchase agreements                 --           --         --           --      (92,583)       --          --     (92,583)
Net (loss)                          --           --         --   (1,734,196)          --        --          --  (1,734,196)
                            -----------  ----------  ---------  -----------    ---------   -------    --------   ----------
Balance as of June 30, 1996  10,944,026  39,361,893   $850,786   (6,802,992)  (2,479,083)  63,553    (452,919)  30,477,685
Interest on notes receivable
arising from Common Stock
purchase agreements                 --           --         --           --     (143,190)      --          --     (143,190)
Net (loss)                          --           --         --     (832,662)          --       --          --     (832,662)
                             ----------  -----------  --------  -----------   ----------   -------  ----------   ----------
Balance as of June 30, 1997  10,944,026  $39,361,893  $850,786  ($7,635,654) ($2,622,273)  63,553   ($452,919) $29,501,833
                             ==========  ===========  ========  ============  ===========  ======   ========== ===========

See accompanying notes to consolidated financial statements


CONCORD CAMERA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Concord Camera Corp.("Concord") and its wholly-owned subsidiaries, Concord Camera HK Limited ("Concord HK") a Hong Kong corporation, Concord Camera GmbH ("Concord GmbH"), Concord Camera Europe Ltd. (formerly Concord Camera UK Ltd) ("Concord UK"), Concord-Keystone Sales Corporation ("Concord Keystone"), Concord Holding Corp. ("Concord Holding"), Concord Camera Canada a division of Concord Camera Illinois Corp. ("Concord Canada"), Concord Camera (Panama) Corp.("Concord Panama"), Concord Camera (Hungary) ("Concord Hungary") and Concord Camera France SARL ("France") commencing operations 1995 (collectively, the "Company"). All material intercompany balances and transactions have been eliminated.

The Company terminated the operations of Concord Camera Canada Corp., Concord Hungary and Concord Panama during June 1995, December 1995 and March 1997, respectively as part of its plan to consolidate its worldwide operations and focus more closely on its core business. The Company will continue to service customers throughout Canada, Hungary and Latin America through Concord Canada, Concord UK and Concord Keystone, respectively.

Nature of Business

The  Company is engaged in the  design,  manufacture,  marketing  and  worldwide distribution of cameras and related accessories. Substantially all of the Company's products are assembled in the People's Republic of China ("PRC"). As a result, the Company's operations could be adversely affected by political instability in the PRC. Consolidated sales to the Company's two largest customers in Fiscal 1997, 1996 and 1995 amounted to approximately $26,585,000 (40.4%), $26,685,000 (40.0%) and $15,759,000 (25.4%) respectively. The Company believes that the loss of such customers would have a material effect on the Company and its subsidiaries taken as a whole. No other customer accounted for 10% or more of consolidated sales during the years ended June 30, 1997, 1996 and 1995.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out basis. Inventories are reviewed quarterly for both obsolescence and lower of cost or market issues, at which time, valuation allowances, if required, are established. In determining lower of cost or market, the Company reviews current sales prices, sales projections and market conditions to ensure inventory is not stated above net realizable value.

Earnings (Loss) Per Share

The net earnings (loss) per Common Share is computed using the weighted average number of common shares and dilutive common share equivalents outstanding. The amount of dilution, where appropriate, is computed by application of the treasury stock method. Common stock equivalents were not included in the calculation of earnings (loss) per share for the Fiscal years ended June 30, 1997, 1996 and 1995 because their effect was either anti-dilutive or immaterial.

Impact of Recently Issued Accounting Standards

In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The effect on Company of adopting Statement 121 in the first quarter of Fiscal 1997 was not material.

Plant and Equipment

Plant and equipment is stated at cost. Depreciation and amortization are computed based upon the estimated useful lives of the respective assets, using accelerated methods for income tax purposes and the straight-line method for financial reporting purposes. Small tools and accessories used in production in the PRC are charged to operations when purchased. Amortization of assets recorded under capital leases is included in depreciation and amortization expense.

Intangible Assets

Cost in excess of net assets acquired (goodwill) was being amortized on a straight-line basis over its estimated life of fifteen years. During Fiscal 1997, the Company revised the estimated life of certain goodwill to three remaining years and is amortizing the balance of this goodwill over this period. Accumulated amortization at June 30, 1997 and 1996 for such intangible asset is approximately $1,405,000 and $984,000, respectively.

Other Assets

Other assets include trademarks, patents, licensing fees, deposits, capitalized costs and non current receivables. Trademarks, patents, licensing fees and capitalized costs are amortized on a straight line basis over their estimated useful lives.

Advertising

Advertising  costs are expensed as incurred  and  included in selling  expenses.
Advertising allowances and other discounts totaled approximately $876,000, $889,000 and $829,000 in Fiscal 1997, 1996 and 1995, respectively.

Foreign Currency Remeasurement

The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, German Mark, British Pound Sterling, Hungarian Forints, French Francs and Japanese Yen. Each of the
Company's foreign subsidiaries purchases its inventories in U.S. Dollars and sells them in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. Certain components needed to manufacture cameras are priced in Japanese Yen. The translation from the applicable currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Translation adjustments are not material. Gains or losses resulting from foreign currency transactions are included in "Other (income) expense, net" in the Consolidated Statements of Operations. For the Fiscal years ended June 30, 1997, 1996 and 1995, consolidated other (income) expense, net includes approximately $192,000, ($103,000) and $57,000, respectively, of net foreign currency (gains) losses from remeasurement.

Forward Exchange Contracts

During the Fiscal years ended June 30, 1997, 1996 and 1995, the Company's hedging activities were immaterial and, as of June 30, 1997, there were no forward exchange contracts outstanding. The Company continues to analyze the benefits and costs associated with hedging against foreign currency fluctuations.

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce preferred tax assets to the amount expected to be realized.

Stock Based Compensation

As permitted by FASB Statement No.123, "Accounting for Stock-Based Compensation" (FASB 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock

Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock option plans. Under APB 25, compensation expense is calculated at the time of option grant based upon the difference between the exercise price of the option and the fair market value of the Company's common stock at the date of grant, recognized over the vesting period.

Revenue Recognition

Revenues are recorded when the product is shipped to a customer, net of appropriate reserves for returns.

NOTE 2 -- ACCOUNTS RECEIVABLE:

Accounts receivable consist of the following:

                                                        June 30
                                                1997             1996
                                                ----             ----
Trade accounts receivable                    $10,869,435      $8,943,993
Less: Allowances for doubtful
accounts, discounts and allowances            (1,002,473)     (1,393,585)
                                             ------------     -----------
                                             $ 9,866,962      $7,550,408
                                             ============     ==========

NOTE 3 -- INVENTORIES:

Inventories are comprised of the following:

                                                      June 30
                                                1997            1996

Raw materials and components               $10,517,322      $ 7,743,884
Finished goods                               5,235,080        9,747,731
                                             ---------      -----------
                                           $15,752,402      $17,491,615
                                           ===========      ===========

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

NOTE 4 -- NOTE RECEIVABLE:

Included in other assets as of June 30, 1997 and 1996 is a note receivable for approximately $854,000 and $462,000, respectively, from Shenzhen Baoan Contat Camera Factory, a Chinese Company in settlement of an account receivable. The note is denominated in Chinese Renminbi and is due in June 2000 and bears interest at 4% per annum.

NOTE 5 -- PLANT AND EQUIPMENT:

Plant and equipment consist of the following:

                                                              June 30,
                                                       1997             1996
Building and building under capital lease          $  5,288,671    $ 4,654,000
Equipment and equipment under capital lease          15,907,081     12,822,689
Office furniture and equipment                        3,990,970      3,501,996
Automobiles                                             310,588        273,363
Leasehold improvements                                  944,799        842,331
                                                   ------------    -----------
                                                     26,442,309     22,094,379
                                                   ------------    -----------
Less: Accumulated depreciation and amortization     (12,576,532)   (10,385,643)
                                                   ------------    -----------
                                                    $13,865,777    $11,708,736
                                                   ============    ===========

NOTE 6 -- INVESTMENT IN JOINT VENTURES:

During the Fiscal Years 1991 through 1993, Concord HK maintained a 50% ownership interest in as many as eight joint ventures (the "Ventures"), the operations of which were based in the PRC and/or Hong Kong. Such Ventures provided various production materials and/or services to Concord HK. The Company has over the past several fiscal years, purchased the remaining ownership interest of the joint ventures whose operations were most significant to the Company's manufacturing process. In addition, over the past several fiscal years, the Company has sold or liquidated, or is in the process of liquidating, the other joint ventures. [See "Note 9 -- Asset Acquisitions and Dispositions"] The acquisition or disposition of such joint ventures is consistent with the Company's objective to consolidate its manufacturing operations in the PRC in order to better control manufacturing costs and quality of component parts produced. As of June 30, 1997 and 1996, there were no active joint ventures.

NOTE 7 -- SHORT-TERM DEBT:

Short-term debt is comprised of:

                                                      June 30,
                                               1997               1996
The Bank of East Asia Limited - NY          $3,000,000          $1,696,000
The CIT Group/Credit Finance, Inc.           1,143,000           1,853,000
The Bank of East Asia Limited - HK           3,427,000           2,820,000
Toronto Dominion Bank                          406,000                 --
                                           -----------          ---------
                                            $7,976,000          $6,369,000
                                            ==========          ==========

The Bank of East Asia, Limited New York ("BOEA NY")

On December 20, 1994, the Company obtained a one year $1,500,000 revolving credit facility with BOEA NY (the "BOEA NY Facility). On September 20, 1995, the Company executed an amendment to its revolving line of credit with BOEA NY to increase the credit facility to $3,000,000. The BOEA NY Facility has also been extended to December 19, 1997. The BOEA NY Facility is secured by certain accounts receivable of the Company's Hong Kong operations and bears interest at 2% above BOEA NY's prime lending rate, which was 8.5% at June 30, 1997. Availability under the BOEA NY Facility is subject to advance formulas based on eligible accounts receivable with no minimum borrowing. At June 30, 1997, approximately $3,000,000 was outstanding and classified as short-term debt under the BOEA NY Facility.

The CIT Group/Credit Finance, Inc ("CIT")

The Company has a $4,500,000 credit facility with CIT (the "CIT Facility") which expires on May 31, 1999. The CIT Facility is secured by accounts receivable, inventory and other related assets of the Company's United States operations and bears interest at 2% above CIT's prime lending rate, which was 8.5% at June 30, 1997. Availability under the CIT Facility is subject to advance formulas based on eligible inventory and accounts receivable with minimum borrowing of $1,500,000. At June 30, 1997, approximately $1,143,000 was outstanding and classified as short-term debt under the CIT Facility.

The Bank of East Asia, Limited -- Hong Kong ("BOEA HK")

Concord HK has a credit facility (the "BOEA HK Facility") with BOEA HK that provides Concord HK with up to $6,900,000 of financing as follows: letters of credit and standby letters of credit of up to $2,825,000, overdraft and packing loans of up to $3,600,000 and an installment loan of $475,000. The installment loan was utilized in part to repay the outstanding mortgage obligation on the Hong Kong office property [See "Note 8 - Long-term Debt"]. As of June 30, 1997, approximately $5,854,000 was utilized and approximately $571,000 was available under the BOEA HK Facility. Approximately $3,427,000 of the total $5,854,000 utilized was in the form of trade finance, including but not limited to import letters of credit. The BOEA HK Facility, which is payable on demand, bears interest at 2% above BOEA HK's prime lending rate for letters of credit and 2.25% above BOEA HK's prime lending rate for overdraft and packing loans. At June 30, 1997 BOEA HK's prime lending rate was 8.5%. In connection with the BOEA HK Facility, Concord HK has placed a $1,199,000 time deposit with BOEA HK, which is included in prepaid and other current assets at June 30, 1997 and such deposit is pledged as collateral for the BOEA HK Facility. In addition, all amounts outstanding under the BOEA HK Facility are guaranteed by Concord.

In the fourth quarter of Fiscal 1997 East Asia Finance Company, a wholly-owned subsidiary of BOEA HK, extended to Concord HK a five-year equipment leasing facility in the amount of approximately $1,100,000. At June 30, 1997, approximately $822,000 was outstanding and classified as capital lease obligations.

Toronto Dominion Bank ("TDB")

On November 25, 1996, the Company obtained a $1,090,000 working capital facility with TDB (the "TDB Facility") which expires on October 31, 1998. The TDB Facility is secured by accounts receivable, inventory and other related assets of the Company's Canadian operations and bears interest at 1% above the TDB's prime lending rate, which was 4.75% at June 30, 1997. Availability under the TDB Facility is subject to advance formulas based on eligible accounts receivable and seasonable inventory eligibility with no minimum borrowings and is subject to monthly covenant requirements. At June 30, 1997, approximately $406,000 was outstanding and classified as short-term debt and the Company was in compliance with all covenants under the TDB Facility.

The weighted average interest rate on the Company's short-term borrowings was approximately 10.4% at June 30, 1997 and 1996.

Due to the short-term nature of these debt instruments, the Company believes that the carrying amount approximates its fair value.

NOTE 8 -- LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                         June 30,
                                                                 1997               1996

Mortgage with the Bank of East Asia Limited,  Hong Kong payable  through October
2005,  monthly  principal and interest (at 10.75% per annum) payments of $6,658.
Outstanding balance is guaranteed by Concord [See
"Note 7 - Short-Term Debt"]                                     $429,919           $460,141
                                                                --------           --------
                                                                 429,919            460,141
Current portion of long-term debt                                (33,349)           (29,552)
                                                                --------           --------
Long-term portion                                               $396,570           $430,589
                                                                ========           ========


The carrying value of the Company's long-term borrowings approximate cost.

Future maturities of long-term debt, exclusive of capital lease obligations, are as follows: Fiscal year:

      1998...............................   33,349
      1999...............................   36,662
      2000...............................   40,950
      2001...............................   45,915
      2002............................      51,305
     Thereafter.........................   221,738
                                          $429,919

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

Stock option activity is as follows:

                                 Number of Shares     Option price per share
Outstanding June 30, 1994            801,250              $1.63 - $9.50
Canceled                            (426,100)             $1.63 - $9.50
Granted                              809,450              $2.13 - $5.00
Exercised                              --                       --
                                    --------              -----------
Outstanding June 30, 1995          1,184,600              $1.69 - $9.00
Canceled                            (120,750)             $2.19 - $8.31
Granted                              960,500              $2.19 - $5.50
Exercised                           (456,000)             $1.69 - $5.38
                                   ---------              -------------
Outstanding June 30, 1996          1,568,350              $2.13 - $9.00
Canceled                          (1,181,900)             $1.81 - $8.31
Granted                              986,000              $1.75 - $3.00
Exercised                              --                      --
                                    --------               ---------
Outstanding June 30, 1997          1,372,450              $1.75 - $9.00
                                   =========              =============

At June 30, 1997, 275,000 shares are available for future grants.

For financial reporting purposes, 444,000 shares of Common Stock, which were issued in exchange for notes of $2,386,500 pursuant to the Company's Senior
Management Common Stock Purchase Award Provisions, forming a part of the Company's Incentive Plan, have been treated as outstanding since August 23, 1995, the date upon which commitments for the purchase of such shares were made by the purchasers. Definitive agreements and the related notes for such purchases were executed on November 7, 1995 when the shares were issued. The purchase price was paid by a loan from the Company to the participating senior executives and evidenced by a full recourse promissory note secured by the common stock purchased by the obligors. The notes mature five years from the date of purchase and bear interest at 6%. Interest on this Note is payable in cash, except that so long as Obligor remains an employee of the Company or any subsidiary thereof or performs consulting activities for any thereof, Obligor may (i) apply the shares of the Company's Common Stock pledged to the Company as provided below in payment of interest, by delivering to the Company a letter in form and substance reasonably satisfactory to the Company instructing it to apply the requisite number of such shares to the payment of such interest (whereupon the number of shares required for such payment shall be canceled), it being understood that for this purpose such shares shall be valued at the Fair Market Value (as defined below) thereof on the date on which such letter is so delivered to the Company, or (ii) deliver, as payment of interest, a secured promissory note dated the date of payment of interest in the principal amount of such interest payment and having substantially the same terms as this Note. Interest on this note may also be payable in any combination of cash, shares of the Company's Common Stock or a secured promissory note, all on the terms described in the preceding paragraph. Each senior management purchaser was granted a restricted stock award covering a number of shares equal to the number of shares purchased by such purchase. The restricted stock was to be issued based upon attainment of increase in shareholder value in accordance with the Incentive Plan. Pursuant to Amendments to each of the Purchase Agreements, dated February 28, 1997 (the "Amendments"), the Company was relieved of its obligation to issue any Restricted Shares. Instead, each participant received, as of December 22, 1996, options to purchase that number of shares of Common Stock (the "Option Shares") equal to the number of Purchased Shares purchased by such participant. The options vested as to 20% of the Option Shares covered thereby as of December 22, 1996 and the balance of the shares covered thereby began vesting December 31, 1996 in equal monthly installments over a four-year period during the term of employment or consultancy. The unvested portion will immediately become vested in the event that the average closing price of the Common Stock for any consecutive 90 trading day period is at least $5.00. The unvested portion is cancelable upon any termination of employment or consultancy (except for death, disability or retirement).

In Fiscal 1997, certain executive's option agreements were canceled and repriced as follows (the market price on the date of grant was either above or equal to the option price on the date of grant):

Pursuant to his amended employment agreement, 225,000, 112,500, 112,500 shares of the Company's common stock are subject to options which were granted to Ira
B. Lampert, Chairman and Chief Executive Officer, at an exercise price of $2.00, $2.50 and $3.00 per share, respectively.

Pursuant to his amended employment agreement, 28,125, 14,062 and 14,063 shares of the Company's Common Stock are subject to options which were granted to Eli Shoer, Executive Vice President, at an exercise price of $2.00, $2.50 and $3.00 per share, respectively.

Pursuant to his employment agreement, 115,625, 57,813 and 57,812 shares of the Company's Common Stock are subject to options which were granted to Steve Jackel, Chief Operating Officer and President, at an exercise price of $2.00, $2.50 and $3.00 per share, respectively.

Pursuant to terms of his employment, 22,500, 11,250 and 11,250 shares of the Company's common stock are subject to options which were granted to Lawrence Pesin, Vice President Global Marketing, at an exercise price of $2.00, $2.50 and $3.00 per share, respectively.

Pursuant to terms of his employment, 22,500, 11,250 and 11,250 shares of the Company's common stock are subject to options which were granted to Brian F. King, Vice President Corporate & Strategic Development, at an exercise price of $2.00, $2.50 and $3.00 per share, respectively.

As of June 30, 1997, a total of 2,283,700 shares of Common Stock have been reserved for issuance.

At the Board of Directors meeting of August 23, 1995, a Management Incentive Compensation Program was approved for the 1995 Fiscal Year and for subsequent periods. The Plan was enacted in order to foster increased efforts by senior executives on behalf of the Company by giving them a direct financial interest in the Company's performance and to encourage key employees to remain with the Company as well as to provide an incentive in the recruitment of senior management. The incentive pool is to be earned if the Company achieves certain return on equity goals. The goals are reviewable each year by the Board and may be amended. If the goals are achieved, an Inventive Fund is to be established of up to 10% of earnings after taxes and any unawarded portion of an Incentive Fund from previous years. Included in General and Administrative expenses in Fiscal 1995 is an accrual of $350,000 allocated to the Incentive Fund for Fiscal 1995 incentive compensation payments. No accrual was made in Fiscal 1997 or 1996.

FASB 123 requires pro forma information regarding net income and earnings per share as if the Company has accounted for its employee stock options and warrants ("equity awards") under the fair value method of FAS 123. The fair value of these equity awards was estimated at the date of grant using a
Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996 and 1995 respectively: risk-free interest rates of between 5.58% and 6.1%; expected volatility of .612; expected option life of 5 to 7.5 years and an expected dividend yield of 0.0% The weighted average grant date fair value of the options granted during Fiscal 1997 and 1996 was $1.44 and $1.65, respectively.

For the purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options vesting period. The Company's pro forma information is as follows:


                                                            1997            1996         1995
                                                            ----            ----         ----
Pro forma net (loss) income                              ($1,319,335)    ($2,104,883)   $ 925,996
                                                         ============    ============   =========
Pro forma net (loss) income per share of common stock          ($.12)          ($.19)   $     .09
                                                         ============     ===========   =========


NOTE 11 -- INCOME TAXES:

For financial reporting purposes, pre-tax income (loss) consists of the following:


                                                 June 30,

                                     1997         1996         1995
                                     ----         ----          ---
United States                         532           979      ($ 4,024)
Foreign                            (1,248)       (2,633)        5,340
                                   -------      --------     --------
                                  $  (716)     ($ 1,654)     $  1,316
                                 =========     =========     ========

The provision for income taxes, principally related to foreign operations is comprised of the following:

                                            June 30,
                              1997            1996             1995
                              ----            ----             ----
Current                      ($12,479)     $ 121,773         $ 94,475
Deferred                      129,603        (41,953)          12,515
                            ---------       --------         --------
                            $ 117,124        $79,820         $106,990
                            =========       ========         ========



Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of June 30, 1997 are as follows:


Deferred Tax Liabilities:
                                                           Domestic    Foreign      Total

Difference between book and tax basis of property       ($  34,920)   ($513,489)   ($548,409)
Other deferred liabilities                                  -           (24,083)     (24,083)
                                                         ---------      --------   ---------
Total deferred tax liabilities                           ($ 34,920)   ($537,572)   ($572,492)
                                                         ==========   ==========    ========
Deferred Tax Assets:
Operating loss carry forwards                           $5,566,523            -   $5,566,523
Reserves not currently deductible                           84,905            -       84,905
Difference between book and tax basis of foreign
subsidiaries                                               328,366            -      328,366
Difference between book and tax basis of property          167,703            -      167,703
Tax credits                                                 40,837            -       40,837
Contributions Carryover                                     43,484            -       43,484
Other deferred tax assets                                   92,659            -       92,659
                                                           -------    ----------    --------
Total deferred tax assets                                6,324,477            -    6,324,477
Valuation allowance                                      6,324,477            -    6,324,477
                                                        ----------    ----------   ---------


Total deferred tax assets after valuation allowance    $        -     $       -    $       -
                                                        ==========    ==========   =========


Net long-term deferred tax liability                   ($   34,920)   ($537,572)  ($572,492)
                                                        ==========    ==========  ==========








The tax effects of significant items comprising the Company's net deferred tax liability as of June 30, 1996 were as follows:

                                                         Domestic      Foreign           Total

Deferred Tax Liabilities:
Difference between book and tax basis of property        ($3,458)      ($341,345)        ($344,803)
 Other deferred liabilities                              (58,587)        (39,499)          (98,086)
                                                        --------         --------          --------
 Total deferred tax liabilities                         ($62,045)       ($380,844)        ($442,889)
                                                       =========       ==========        ==========
Deferred Tax Assets:
 Operating loss carryforwards                         $5,840,563               --        $5,840,563
 Reserves not currently deductible                       289,974               --           289,974
 Difference between book and tax basis of foreign        344,936               --           344,936
subsidiaries
 Difference between book and tax basis of property       101,306               --           101,306
 Tax credits                                              34,882               --            34,882
 Contributions carryover                                  28,572               --            28,572
 Other deferred tax assets                                75,478               --            75,478
                                                          ------                             ------
 Total deferred tax assets                             6,715,711               --         6,715,711
 Valuation allowance                                   6,715,711               --         6,715,711
                                                       ---------                          ---------
Total deferred tax assets after valuation allowance   $               $        --        $
                                                       =========         ========         =========
Net long-term deferred tax liability                    ($62,045)       ($380,844)        ($442,889)
                                                       =========       ==========        ==========


In May 1992, the Hong Kong Inland Revenue Department notified Concord HK that its annual tax rate commencing July 1, 1992 will be 8.75%. The Company currently does not pay taxes or import/export duties in the PRC, but there can be no assurance that the Company will not be required to pay such taxes or duties in the future.

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

The Company does not provide U.S. federal income taxes on undistributed earnings of its foreign subsidiaries as it intends to permanently reinvest such earnings. Undistributed earnings of its foreign subsidiaries approximated $12.7 million as of June 30, 1997. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings. Upon eventual remittance, no withholding taxes will be payable. As of June 30, 1997, Concord had net operating loss carryforwards for U.S. tax purposes of approximately
$14,394,000  which  expire as  follows:  $1,054,000  in 2005;  $16,000  in 2006;
$443,000 in 2007; $6,630,000 in 2008 $2,770,000 in 2009 and $3,481,000 in 2010.
Losses for state tax purposes began to expire in 1997.

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

A reconciliation of income tax expense computed at the statutory U.S. federal rate to the actual provision for income taxes is as follows:

                                                                                    June 30,
                                                                      1997             1996           1995
                                                                      ----             ----           ----
Computed tax (benefits) at statutory U.S. federal tax rates         ($243,283)      ($ 562,483)     $ 447,443
Utilization of operating loss carryforward                           (217,592)        (332,730)            --
Earnings of foreign subsidiaries subject to a different tax rate     (306,705)               --    (1,784,278)
Refund of prior years' income taxes paid by foreign subsidiary
                                                                           --          (4,456)
Losses producing no current tax benefit                               834,171          950,733      1,525,818
Other                                                                  50,532           24,300        (77,537)
                                                                      -------        ---------      ---------
                                                                     $117,123       $   79,820     $  106,990
                                                                    =========       ==========     ==========

NOTE 12 -- RESEARCH AND DEVELOPMENT:

The Company's products are created, designed and engineered principally by its own engineers in Hong Kong. The Company expended approximately $3,130,000, $1,722,000 and $598,000, during the Fiscal years ended June 30, 1997, 1996 and 1995, respectively, for product design and development (including redesign and redevelopment). The large increase in Fiscal 1997 is due to the significant development costs incurred with respect to the Company's new Advanced Photo System single-use and traditional cameras.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES:

Concord leases its corporate office and warehouse facilities which, under the current lease terms, expires in December 1997. The lease requires monthly payments of approximately $13,300 and also requires the Company to pay the related real estate taxes. The Company also leases warehouse and/or office space in France, Canada, Germany and the UK. The Company is currently reviewing its requirements for both administrative and warehouse space.

The Company also leases various fixed assets which have been classified as capital leases. The initial terms of such capital leases range from three to five years and expire at various times through 2002. Monthly payments on those leases range from approximately $300 to $50,000.

The following is a summary of assets under capitalized leases:

                                                          June 30,
                                                  1997             1996
Assets under capitalized leases                $6,808,988        $5,537,349
Less: accumulated amortization                 (3,425,828)       (2,936,885)
                                              -----------       -----------
                                               $3,383,160       $ 2,600,464
                                               ==========       ===========


Future minimum rental payments are as follows:

                                                 Operating        Capital
                                                 Leases           Leases
Fiscal year:
1998                                            $822,075        $1,037,232
1999                                            $572,721           988,383
2000                                            $324,233           911,657
2001                                            $174,798           215,870
2002                                            $162,000           185,018
Thereafter                                      $221,422                --
                                                                 ---------
                                                                 3,338,160
Total minimum payments                        $2,351,671
Less: amount representing interest                                (547,732)
Present value of net minimum lease payments                     $2,790,428



The effective interest rates on capital leases range from approximately 12% to 14%. Rental expense for operating leases of approximately $986,000, $1,121,000 and $1,033,000 was incurred for Fiscal years ended June 30, 1997, 1996 and 1995, respectively.

The Company has employment agreements with certain of its key employees. The agreements are for periods of one to four years and expire at various dates through Fiscal 2001. Under the terms of such employment arrangements, the Company is committed to pay annual salaries of approximately $1,346,000, $1,073,000, $786,000 and $574,000 for the Fiscal years ending June 30, 1998,
1999 and 2000, respectively. Certain of the agreements also provide for other incentives which are based on the operating performance of the Company.

The Company has License and Royalty Agreements which require the payment of royalties based on the manufacture and/or sale of certain products which expire at various dates through Fiscal 2008.

NOTE 14 -- LITIGATION AND SETTLEMENTS

Jack C. Benun. On November 18, 1994, the Company filed a demand for arbitration in New Jersey for money damages in excess of $1.5 million against Jack C. Benun ("Benun"),former chief executive officer who was discharged for cause in Fiscal 1995. This action was taken due to Benun's failure to fully compensate the Company for damages it sustained as a result of Benun's breaching his employment obligations, his fiduciary obligations and perpetrating frauds upon the Company including the misappropriation of funds from the Company. Mr. Benun has submitted a counterclaim in which he alleges, among other things, a wrongful termination by the Company. The Company is vigorously pursuing its action as well as defending the counterclaim. The matter is currently in discovery. The Company has reserved its rights under any other claims it may have against Mr. Benun.

NOTE 15 -- FOREIGN OPERATIONS:

Set forth below is a summary of significant financial information regarding the Company's foreign operations (in 000's):

                                                               June 30,


                                                    1997         1996        1995
                                                    ----         ----        ----

Current assets                                     $36,315       $ 33,427     $32,814
Non-current assets                                  15,869         13,885      13,576
                                                    ------       --------     -------
Total assets                                        52,184         47,312      46,390
Liabilities                                         37,331         30,922      27,325
                                                    ------       --------     -------
Equity                                             $14,852       $ 16,390     $19,065
                                                   =======       ========     =======
Net sales (including intercompany sales)           $67,064       $ 73,595     $61,560
Costs and expenses                                  68,393         76,266      56,599
                                                    ------       --------     -------
Net income (loss)                                  ($1,329)      ($ 2,671)    $ 4,961
                                                   =======       ========     =======


Significant financial information regarding the Company's operations, which includes the effect of the elimination of intercompany transactions, is as follows (in 000's):


                                                           Year Ended June 30,
                                                    1997           1996            1995
Sales made to unaffiliated customers:
United States                                       $6,245        $  8,954        $20,161
Canada                                               4,746           4,270          2,966
Central America                                        639           1,849          1,824
Hong Kong/People's Republic of China                46,249          42,442         27,910
Federal Republic of Germany                          1,915           3,161          3,509
United Kingdom                                       3,764           3,896          3,573
France                                               2,189           2,199          1,817
Hungary                                                 --              11            379
                                                   -------         -------        -------
                                                   $65,747         $66,782        $62,139
                                                   =======         =======        =======

Sales to unaffiliated customers exclude intercompany sales (in 000's) of approximately $12,877, $16,000 and $19,757 for Fiscal Years 1997, 1996 and 1995,
respectively. The basis of accounting for intercompany sales is cost plus a manufacturing profit.


                                                           Year Ended June 30,
                                                    1997            1996           1995
Income (loss) before income taxes:
United States                                  $     740       $    1,330      ($4,827)
Canada                                              (208)            (351)        (384)
Central America                                     (403)            (156)        (134)
Hong Kong/People's Republic of China               1,205           (1,153)       6,776
Federal Republic of Germany                         (785)            (509)         131
United Kingdom                                    (1,083)            (748)        (371)
France                                              (182)             (27)         125
Hungary                                               --              (40)         --
                                                 --------     ------------     --------
                                                  ($ 716)        ($ 1.654)     $ 1,316
                                                 =======        =========      =======



                                                                June 30,
                                                   1997           1996           1995
                                                   ----           ----           ----
Identifiable assets:
United States                                    $ 6,209         $ 8,088        $  9,563
Canada                                             1,357           1,690           1,366
Central America                                      280           1,075           1,594
Hong Kong/People's Republic of China              39,210          32,445          30,128
Federal Republic of Germany                        1,537           2,990           3,939
United Kingdom                                     3,245           2,265           1,968
France                                             1,250           1,297           1,318
Hungary                                               --              --             313
                                                    ----            ----            ----
                                                 $53,088         $49,850         $50,189
                                                ========         =======         =======


NOTE 16 -- RELATED PARTY TRANSACTIONS:

During the first quarter of Fiscal 1995, the Company entered into an agreement with a member of the Board to provide sales and marketing consulting services. Selling expenses include $48,000 and $56,000 for such consulting services and related expenses during the Fiscal years ended June 30, 1997 and 1996, respectively.

During the Fiscal year ended June 30, 1996, the Company paid consulting fees and expenses of approximately $218,000 to a firm, the president of which was appointed Chief Operating Officer and President of the Company in January 1996.

NOTE 17 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                                     June 30,
                                        1997           1996          1995
Cash paid for interest              $1,067,000      $ 882,000      $820,000
                                    ==========      =========      ========

Cash paid for taxes                 $  146,000      $ 329,000     $  88,000
                                    ==========      =========     =========



During the Fiscal years ended June 30, 1997 and 1996, capital lease obligations of approximately $1,157,000 and $2,569,000 were incurred when the Company entered into leases for new equipment.


NOTE 18 -- OTHER (INCOME) EXPENSES -- NET:

                                                                  June 30,
                                                                  --------
                                                      1997          1996           1995
                                                      ----          ----           ----
(Gain) loss on sales of long-term assets                  --      $  20,000       ($   5,000)
Other interest (income)                              ($403,000)    (271,000)        (135,000)
Other (income) expense, net                             55,000      200,000           27,000
Directors' fees                                        133,000      128,000          173,000
Foreign exchange (gain) loss, net                       92,000     (107,000)          95,000
                                                        ------     ---------        --------
                                                     ($123,000)   ($ 30,000)        $155,000
                                                    ==========    =========         ========








                                                Schedule II

                                                  CONCORD CAMERA CORP.
                                     VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A            Column B         Column C     Column D      Column E
                                                  Additions
                   Balance at      Charged to     Charged to
                  beginning of     costs and       other                     Balance at end
Description         period         expenses       accounts    Deductions     of period
Reserve for doubtful accounts, discounts and allowances

Fiscal Year:
1995                1,634,174       218,496         --          810,899      1,041,771
1996                1,041,771       584,497         --          232,683      1,393,585
1997                1,393,585       118,072         --          509,184      1,002,473
Inventory Reserves and provisions


Fiscal Year:


1995                1,284,579       148,669         --          396,547      1,036,701
1996                1,036,701     3,034,604         --          839,200      3,232,105
1997                3,232,105       644,192         --        2,103,522      1,772,775




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

Date: __________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         Signature                          Title                        Date

      /s/ Ira B. Lampert                    Director, Chairman and       September 19, 1997
---------------------------------------
         Ira B. Lampert                     Chief Executive Officer

      /s/ Steve Jackel                      Director, Chief Operating    September  19, 1997
-----------------------------------------
         Steve Jackel                       Officer and President


      /s/ Barry M. Shereck                  Chief Financial Officer      September   19, 1997
-------------------------------------
         Barry M. Shereck

      /s/ Harlan I. Press                   Corporate Controller         September   19, 1997
---------------------------------------
         Harlan I. Press

      /s/ Eli Arenberg                      Director                     September   19, 1997
----------------------------------------
         Eli Arenberg

      /s/ Morris Gindi                      Director                     September   19, 1997
---------------------------------------
         Morris Gindi

       /s/ Joel L. Gold                     Director                     September   19, 1997
----------------------------------------
         Joel L. Gold

      /s/ J. David Hakman                   Director                     September   19, 1997
------------------------------------
         J. David Hakman

      /s/ Ira J. Hechler                    Director                     September   19, 1997
----------------------------------------
         Ira J. Hechler

      /s/ Kent M. Klineman                  Director                     September   19, 1997
-----------------------------------
         Kent M. Klineman