Form 10-Q
period 1997-09-30
CONCORD CAMERA CORP
filed 1997-11-13
CIK 831861

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




      For Quarter Ended September 30, 1997 - Commission file Number 0-17038


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

     Common Stock, no par value -- 10,880,473 shares as of October 29, 1997
                         ------------------------------

                                  Page 1 of 12
                            Exhibit Index on Page 11



PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
Concord Camera Corp.
Consolidated Balance Sheets



                                                            September 30,
                                                                1997                  June 30,
                                                            (Unaudited)                 1997

Current Assets:
Cash                                                        $6,071,350                $5,297,820
Accounts receivable, net                                    11,042,346                 9,866,962
Inventories                                                 21,355,658                15,752,402
Prepaid expenses and other current assets                    4,017,079                 3,091,669
                                                         -------------             -------------
Total current assets                                        42,486,433                34,008,853
Plant and equipment, net                                    14,103,858                13,865,777
Goodwill, net                                                  989,605                 1,089,217
Other assets                                                 3,498,760                 4,124,396
                                                         -------------             -------------
Total assets                                               $61,078,656               $53,088,243
                                                           ===========               ===========
Current Liabilities:
Short-term debt                                             $8,520,022                $7,976,315
Current portion of long-term debt                               34,301                    33,349
Current obligations under capital leases                       778,657                   790,426
Accounts payable                                            15,036,314                 8,665,622
Accrued expenses                                             2,794,391                 2,232,289
Income taxes payable                                            72,831                     2,831
Other current liabilities                                      184,346                   313,965
                                                          ------------              ------------
Total current liabilities                                   27,420,862                20,014,797
Deferred income taxes                                          572,538                   572,492
Long-term debt                                                 387,613                   396,570
Obligations under capital leases                             1,857,935                 2,000,002
Other long-term liabilities                                    602,548                   602,549
                                                          ------------              ------------
Total liabilities                                           30,841,496                23,586,410
                                                            ----------                ----------
Stockholders' equity:
Common stock, no par value, 40,000,0000 authorized;
10,944,026 issued as of September 30 and June 30, 1997      39,361,893                39,361,893
Paid in capital                                                850,786                   850,786
Deficit                                                     (6,864,235)               (7,635,654)
Notes receivable arising from common stock
purchase agreements                                         (2,658,365)               (2,622,273)
                                                           ------------              ------------
                                                            30,690,079                29,954,752
Less: treasury stock, at cost; 63,553 shares                  (452,919)                 (452,919)
                                                           -----------               -----------
Total stockholders' equity                                  30,237,160                29,501,833
                                                           -----------               -----------
Total liabilities and stockholders' equity                 $61,078,656               $53,088,243
                                                           ===========               ===========

See accompanying notes to consolidated financial statements.




Concord Camera Corp.
Consolidated Statements of Operations

                                                                        Unaudited
                                                         For the three months ended September 30,

                                                                1997                  1996

Net sales                                                  $19,806,282             $15,132,554
Cost of products sold                                       14,512,582              11,446,970
                                                          ------------            ------------
Gross profit                                                 5,293,700               3,685,584
Selling expenses                                             1,696,467               1,699,858
General and administrative expenses                          2,385,189               2,162,254
Financial expenses                                             398,921                 364,515
Other (income) expense, net                                    (70,172)                  7,173
Legal expenses and settlement costs                             41,594                  60,042
                                                          ------------            ------------
Income (loss) from operations before income taxes              841,701                (608,258)
Provision for income taxes                                      70,282                       0
                                                          ------------            ------------
Net Income (loss)                                             $771,419               ($608,258)
                                                          ============            ============
Income (loss) per common and common equivalent share             $0.07                  ($0.06)
                                                          ============            ============
Weighted average number of common and common
equivalent shares outstanding                               11,258,571              10,882,973
                                                          ============             ===========




















See accompanying notes to consolidated financial statements.








Concord Camera Corp.
Consolidated Statements of Cash Flows


                                                                               For the three months ended September 30,
                                                                                          1997                   1996
Cash flows from operating activities:
 Net income (loss)                                                                     $771,419              ($ 608,258)
                                                                                     ----------             ------------
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
 Depreciation and amortization                                                          838,298                 785,196
 Net (gain) on sale of property and equipment                                           (30,697)                     --
 Interest income on notes receivable arising from common stock agreements               (36,092)                (36,092)
 Change in assets and liabilities:
 (Increase) in accounts receivable                                                   (1,175,384)               (671,733)
 Decrease (increase) in inventories                                                  (5,603,256)                 89,691
 Decrease (increase) in prepaid expenses and other current assets                      (925,411)                339,354
 Decrease (Increase) in other assets                                                    530,642                 (94,841)
 Increase in accounts payable                                                         6,370,692                 331,607
 Increase in accrued expenses                                                           562,102                 425,598
 Increase (decrease) in income taxes payable                                             70,000                 (79,050)
 (Decrease) in other current liabilities                                               (129,619)               (284,268)
 Increase in deferred income taxes                                                           45                  26,655
                                                                                   ------------              ----------
 Total adjustments                                                                      471,320                 832,117
                                                                                   ------------              ----------
 Net cash provided by operating activities                                            1,242,739                 223,859
                                                                                   ------------              ----------
Cash flows from investing activities:
 Purchase of property, plant and equipment                                             (851,076)               (590,509)
                                                                                   ------------              ----------
 Net cash (used in) investing activities                                               (851,076)               (590,509)
                                                                                   ------------              ----------
Cash flows from financing activities:
 Net borrowings under short-term debt agreements                                        543,707                 340,260
 Net repayments of long-term debt                                                        (8,005)                 (7,276)
 Principal payments under capital lease obligations                                    (153,835)               (149,401)
                                                                                   ------------               ---------
 Net cash provided by financing activities                                              381,867                 183,583
                                                                                   ------------               ---------
 Net increase (decrease) in cash                                                        773,530                (183,067)
 Cash at beginning of period                                                          5,297,820               4,996,770
                                                                                   ------------              ----------
 Cash at end of period                                                               $6,071,350              $4,813,703
                                                                                    ===========              ==========


See  accompanying  notes  to  consolidated  financial  statements.  See Note 3 -
Supplemental disclosure of cash flow information.

                              CONCORD CAMERA CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                   (unaudited)


Note 1 - General

In the opinion of Concord Camera Corp. ("the Company"), the accompanying unaudited financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company`s financial position as of September 30, 1997, and the results of operations and cash flows for the periods ended September 30, 1997 and 1996.

The Notes to Consolidated Financial Statements, which are included in the Company's 1997 Form 10-K Annual Report, should be read with the accompanying financial statements.

Earnings per common and common equivalent share, for the three months ended September 30, 1997, is based on the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents, which include stock options that are exercisable at prices below the average price of the Company's common stock during such three month period ended September 30, 1997. Loss per common share, for the three months ended September 30, 1996, is based on the weighted average number of common shares outstanding during such three month period.

In February, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is effective for both interim and annual periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the three-month and nine-month periods ended September 30, 1997 and September 30, 1996 is not expected to be material.

The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, German Mark, British Pound Sterling, French Francs, and Japanese Yen. Each of the Company's foreign subsidiaries purchases its inventories in U.S. Dollars and sells them in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. Certain components needed to manufacture cameras are purchased in Japanese Yen. The impact of foreign exchange transactions is reflected in the profit and loss statement. The Company continues to analyze the benefits and costs associated with hedging against foreign currency fluctuations.

Note 2 - Inventories

Inventories are comprised of the following:


                                       September 30,             June 30,
                                           1997                   1997
Raw materials and components           $ 13,598,814            $ 10,517,322
Finished goods                            7,756,844               5,235,080
                                      -------------           -------------
                                        $21,355,658             $15,752,402
                                        ===========             ===========




Note 3 - Supplemental Disclosures of Cash Flow Information:

                                  For the Three months ended September 30,


                                          1997                   1996
                                          ----                   ----
Cash paid for interest              $   321,401            $   266,535
                                    ===========            ===========
Cash paid for taxes                 $       807            $       460
                                    ===========            ===========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three months ended September 30, 1997 compared to the three months ended September 30, 1996.

         Total revenues for the three months ended September 30, 1997 and 1996 were approximately $19,806,000 and $15,133,000, respectively, an increase of approximately $4,673,000 or 30.9%. The increase is primarily attributable to increases in original equipment manufacturer ("OEM") revenues from sales to the Company's new and preexisting OEM customers. The increase in traditional camera revenues included shipments of a new Advanced Photo System traditional camera to a previously announced large new OEM customer. Furthermore, sales revenues from all product lines in the first quarter exceeded the revenues in the same quarter last year. The Company expects the increased production and sales levels to continue throughout Fiscal 1998 and anticipates achieving its previously announced sales projection of $100 million to $110 million.

         Sales by Concord Camera HK Limited ("Concord HK") for the three months ended September 30, 1997 and 1996 were approximately $15,836,000 and $9,879,000, respectively, an increase of approximately $5,957,000 or 60.3%. The increase is due primarily to the increase in OEM sales. OEM sales for the three months ended September 30, 1997 and 1996 were approximately $10,938,000 and $5,493,000, respectively, an increase of approximately $5,445,000 or 99.1%. The increase was due to increases in traditional and single-use camera revenues by the Company's new and preexisting OEM customers. The increase in traditional camera revenues included shipments of a new Advanced Photo System traditional camera to a previously announced large new OEM customer.

         Consolidated sales of the Company's United States, Canadian, and Panamanian operations, collectively "Concord Americas," for the three months ended September 30, 1997 and 1996 were approximately $2,501,000 and $3,066,000, respectively, a decrease of approximately $565,000 or 18.4%. In addition, certain Concord Americas customers decreased merchandise purchases on an F.O.B. Hong Kong basis from Concord HK. During the three months ended September 30, 1997 and 1996 Concord Americas customers purchased approximately $2,632,000 and $2,920,000, respectively, from Concord HK, a decrease of approximately $288,000 or 9.9%. If this decrease were added to the three months ended September 30, 1997 American sales, sales of traditional cameras to Concord Americas customers would have decreased by 14.2%. This decrease in sales to Concord Americas resulted from an aging product line of traditional cameras and intensified competition in the sale of single-use cameras.

         Consolidated sales of Concord Camera GmbH ("Concord Germany"), Concord Camera Europe (formerly Concord Camera UK Limited) ("Concord UK"), and Concord Camera France ("Concord France"), collectively "Concord Europe", for the three months ended September 30, 1997 and 1996, were approximately $1,469,000 and $2,170,000, respectively, a decrease of approximately $701,000 or 32.3%. This decrease in sales was offset by an increase in sales to certain European customers on an F.O.B. Hong Kong basis from Concord HK. During the three months ended September 30, 1997 and 1996 European customers purchased approximately $1,881,000 and $1,090,000, respectively, from Concord HK, an increase of approximately $791,000 or 72.6%. If this increase were added to the sales for the three months ended September 30, 1997, European sales to European customers would have increased by 2.8%.

Gross Profit

         Gross profit, expressed as a percentage of sales, increased to 26.7% for the three months ended September 30, 1997 from 24.4% for the three months ended September 30, 1996. This increase was primarily the result of increased sales and manufacturing volume efficiencies, net of increases in license and royalty expenses. Product development costs for the three months ended September 30, 1997 and 1996, were approximately $764,000 and $771,000, respectively, a decrease of approximately $7,000, or 0.9%. As new products are introduced and production volume increases, The Company expects margins to increase.


Expenses

         Operating expenses consisting of selling, general and administrative and financial expenses, increased to $4,481,000 in the three months ended September 30, 1997 from $4,227,000 in the three months ended September 30, 1996, an increase of $254,000 or 6.0%. As a percentage of sales, operating expenses decreased to 22.6% in the three months ended September 30, 1997 from 27.9% in the three months ended September 30, 1996.

         Selling expenses decreased to $1,696,000 or 8.6% of net sales in the three months ended September 30, 1997 from $1,700,000 or 11.2% of net sales in the three months ended September 30, 1996. The decrease was primarily attributable to the benefits from the consolidation of warehouse facilities undertaken by the Company in Fiscal 1996, net of increases in freight charges associated with the Company's increased sales volume.

         General and Administrative expenses increased to $2,385,000 or 12.0% of net sales in the three months ended September 30, 1997 from $2,162,000 or 14.3% of net sales in the three months ended September 30, 1996. The increase is primarily attributable to increases in professional fees and expenses related to contracts.

         Financial expenses increased to $398,000 or 2.0% of net sales in the three months ended September 30, 1997 from $365,000 or 2.4% of net sales in the three months ended September 30, 1996. Such increase was primarily a result of a increase in average debt outstanding during the three months ended September 30, 1997.

         Litigation and settlement costs in the three months ended September 30, 1997 and 1996 were approximately $42,000 and $60,000, respectively, a decrease of approximately $18,000, or 30.0%. The costs were incurred in connection with non-operating matters, primarily the arbitration against Jack C. Benun, the Company's former chairman & ceo.


Other (Income) Expense, Net

         Other (income) expense, net increased to approximately $70,000 of income in the three months ended September 30, 1997 from approximately $7,000 of expense in the three months ended September 30, 1996. Other (income) expense, net includes directors fees, certain public relations costs, foreign exchange gains and losses and interest income.

Income Taxes

         The Company's provision for income taxes for the three months ended September 30, 1997 is primarily related to the earnings of the Company's Far East and domestic operations, net of benefits relating to operating loss carryforwards and overpayments/refunds on the Company's other subsidiaries.


Net Income

         As a result of the matters described above, the Company had net income of approximately $771,000 or $.07 per share in the three months ended September 30, 1997 compared to a net (loss) of approximately ($608,000) or ($.06) per share in the three months ended September 30, 1996. The Company exceeded its profit plan for the first quarter and is in line to achieve the profit plan for the second quarter. The Company continues to believe that the Company will achieve its previously announced projected profit of $5 to $7 million for the current fiscal year.


Liquidity and Capital Resources

         At September 30, 1997, the Company had working capital of $15,066,000 as compared to $13,994,000 at June 30, 1997. Cash flow provided by operating activities was approximately$1,243,000 and $224,000 for the three months ended September 30, 1997 and 1996, respectively. Capital expenditures for the three months ended September 30, 1997 and 1996 were approximately $851,000 and $591,000, respectively. The Company's principal funding requirement has been, and is expected to continue to be, the financing of accounts receivable and inventory.


The Bank of East Asia, Limited New York ("BOEA NY")

         On December 20, 1994, the Company obtained a one-year, $1,500,000 revolving credit facility with BOEA NY (the "BOEA NY Facility") . On September 20, 1995, the Company executed an amendment increasing the BOEA NY Facility to $3,000,000. The BOEA NY Facility has also been extended to December 19, 1997. The BOEA NY Facility is secured by certain accounts receivable of the Company's Hong Kong operations and bears interest at 2% above BOEA NY's prime lending rate, which was 8.5% at September 30, 1997. Availability under the BOEA NY Facility is subject to advance formulas based on eligible accounts receivable with no minimum borrowing. At September 30, 1997, approximately $3,000,000 was outstanding and classified as short-term debt under the BOEA NY Facility.


The CIT Group/Credit Finance, Inc ("CIT")

         The Company has a $4,500,000 credit facility with CIT (the "CIT Facility") which expires on May 31, 1999. The CIT Facility is secured by accounts receivable, inventory and other related assets of the Company's United States operations and bears interest at 2% above CIT's prime lending rate, which was 8.5% at September 30, 1997. Availability under the CIT Facility is subject to advance formulas based on eligible inventory and accounts receivable with minimum borrowing of $1,500,000. At September 30, 1997, approximately $1,036,000 was outstanding and classified as short-term debt under the CIT Facility.

Bank of East Asia, Limited ("BOEA") --Hong Kong

         Concord HK has a credit facility (the "BOEA HK Facility") with BOEA that provides Concord HK with up to $6,900,000 of financing as follows: letters of credit and standby letters of credit up to $2,825,000, overdraft and packing loans of up to $3,600,000 and an installment loan of $475,000. The installment loan was utilized in part to repay the outstanding mortgage obligation on the Hong Kong office property to the Bank of China. As of September 30, 1997, approximately $6,425,000 was utilized under the BOEA HK Facility. Approximately $3,908,000 of the total $6,425,000 utilized was in the form of trade finance, including but not limited to import letters of credit. The BOEA HK Facility, which is payable on demand, bears interest at 2% above BOEA's prime lending rate for letters of credit and 2.25% above BOEA's prime lending rate for overdraft and packing loans. At September 30, 1997 BOEA's prime lending rate was 8.5%. In connection with the BOEA HK Facility, Concord HK has placed a $1,216,000 time deposit with BOEA, which is included in prepaid and other current assets at September 30, 1997 and such deposit is pledged as collateral for the BOEA HK Facility. In addition, all amounts outstanding under the BOEA HK Facility are guaranteed by Concord.


Toronto Dominion Bank ("TDB")

         On November 25, 1996, the Company obtained a $1,090,000 working capital facility with TDB (the "TDB Facility") which expires on October 31, 1998. The TDB Facility is secured by accounts receivable, inventory and other related assets of the Company's Canadian operations and bears interest at 1% above TDB's prime lending rate, which was 4.75% at September 30, 1997. Availability under the TDB Facility is subject to advance formulas based on eligible accounts receivable and seasonable inventory eligibility with no minimum borrowings and is subject to monthly covenant requirements. At September 30, 1997, approximately $434,000 was outstanding and classified as short-term debt and the Company was in compliance with all covenants under the TDB Facility.

Other Arrangements and Future Cash Commitments

        Management believes that anticipated cash flow from operations together with financing from BOEA, CIT and TDB or replacement facilities will be sufficient to fund its operating cash needs over the next twelve months.


Forward-Looking Statements

         The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified by the use of forward-looking terminology such as; "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the Company's Form 10-K Annual Report for its Fiscal Year ended June 30, 1997. Management wishes to caution the reader that these forward-looking statements, such as statements regarding development of the Company's business, the Company's anticipated capital expenditures and other statements contained in this report regarding matters that are not historical facts are only estimates or predictions. No assurance can be given that future results will be achieved; actual events for results may differ materially as a result of risks facing the Company or actual results differing from the assumptions underlying such statements. In particular, expected revenues could be adversely affected by production difficulties or economic conditions adversely affecting the market for the Company's products. To obtain the results expected from the introduction of the Company's new products will require timely completion of development, successful ramp-up of full-scale production on a timely basis and customer and consumer acceptance of those products. In addition, the OEM agreements require an ability to meet high quality and performance standards, successful implementation of production at greatly increased volumes and an ability to sustain production at greatly increased volumes as to all of which there can be no assurance. There also can be no assurance that products under development will be successfully developed or that once developed such products will be commercially successful.


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

                             DATE: November 13, 1997