Form 10-Q
period 1997-12-31
CONCORD CAMERA CORP
filed 1998-02-12
CIK 831861

Washington, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For Quarter Ended December 31, 1997 - Commission file Number 0-17038


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


                                  732/499-8280
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____ Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. ----------

     Common Stock, no par value -- 10,880,473 shares as of January 21, 1998
                  ------------------------------

                                   Page 1 of 17
                              Exhibit Index on Page 16


PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

Concord Camera Corp.
Consolidated Balance Sheets


                                                                         December 31,
                                                                            1997                June 30,
                                                                          unaudited              1997
Current assets:
 Cash                                                                    $ 4,042,981          $  5,297,820
 Accounts receivable, net                                                 18,328,676             9,866,962
 Inventories                                                              20,995,369            15,752,402
 Prepaid expenses and other current assets                                 4,439,923             3,091,669
Total current assets                                                      47,806,949            34,008,853
 Plant and equipment, net                                                 14,772,592            13,865,777
 Goodwill, net                                                               941,782             1,089,217
 Other assets                                                              3,635,306             4,124,396
Total assets                                                             $67,156,629           $53,088,243
Current liabilities:
 Short-term debt                                                        $  6,953,105           $ 7,976,315
 Current portion of long-term debt                                            35,183                33,349
 Current obligations under capital leases                                    834,088               790,426
 Accounts payable                                                         18,769,607             8,665,622
 Accrued expenses                                                          3,807,384             2,232,289
 Income taxes payable                                                        327,810                 2,831
 Other current liabilities                                                   170,604               313,965
Total current liabilities                                                 30,897,781            20,014,797
 Deferred income taxes                                                       572,538               572,492
 Long-term debt                                                              378,593               396,570
 Obligations under capital leases                                          1,852,842             2,000,002
 Other long-term liabilities                                                 917,005               602,549
Total liabilities                                                         34,618,759            23,586,410
Stockholders' equity:
 Common stock, no par value, 40,000,000 authorized; 10,944,026  issued
as of December 31 and June 30, 1997                                       39,361,893            36,361,893
 Paid in capital                                                             850,786               850,786
 Deficit                                                                  (4,527,433)           (7,635,654)
 Notes receivable arising from common stock purchase agreements           (2,694,457)           (2,622,273)
                                                                          32,990,789            29,954,752
 Less: treasury stock, at cost; 63,553 shares                               (452,919)             (452,919)
Total stockholders' equity                                                32,537,870            29,501,833
Total liabilities and stockholders' equity                               $67,156,629           $53,088,243


See accompanying notes to consolidated financial statements.


Concord Camera Corp.
Consolidated statements of income
                                                                             (unaudited)
                                                             for the three months ended December 31,
                                                                    1997                  1996
Net sales                                                      $ 31,329,131          $19,677,268
Cost of products sold                                            23,016,433           13,004,008
Gross profit                                                      8,312,698            6,673,260
Selling expenses                                                  2,654,637            2,037,700
General and administrative expenses                               2,716,581            2,463,677
Financial expenses                                                  405,264              374,637
Other (income), net                                                 (52,720)             (31,903)
Legal expenses and settlement costs                                  55,868               95,202
Income before income taxes                                        2,533,068            1,733,947
Provision for income taxes                                          196,266                  602
Net Income                                                       $2,336,802         $  1,733,345
Common shares outstanding                                        10,880,473           10,880,473
Incremental shares using treasury stock method                      600,589               13,280
Dilutive potential common shares                                 11,481,062           10,893,753
Basic earnings per share                                              $0.21                $0.16
Diluted earnings per share                                            $0.20                $0.16

See accompanying notes to consolidated financial statements.



Concord Camera Corp.
Consolidated statements of income
                                                                             (unaudited)
                                                               for the six months ended December 31,
                                                                      1997                    1996
Net sales                                                          $51,135,413          $34,809,822
Cost of products sold                                               37,529,015           24,450,978
Gross profit                                                        13,606,398           10,358,844
Selling expenses                                                     4,351,104            3,737,558
General and administrative expenses                                  5,101,770            4,625,931
Financial expenses                                                     804,185              739,152
Other (income), net                                                   (122,892)             (24,730)
Legal expenses and settlement costs                                     97,462              155,244
Income before income taxes                                           3,374,769            1,125,689
Provision for income taxes                                             266,548                  602
Net Income                                                          $3,108,221         $  1,125,087
Common shares outstanding                                           10,880,473           10,880,473
Incremental shares using treasury stock method                         522,582               57,464
Dilutive potential commons shares                                   11,403,055           10,937,937
Basic earnings per share                                                 $0.29                $0.10
Diluted earnings per share                                               $0.27                $0.10

See accompanying notes to consolidated financial statements







Concord Camera Corp.
Consolidated statements of cash flows
                                                                                For the six months ended December 31,

                                                                                    1997                   1996
Cash flows from operating activities:
 Net income                                                                      $3,108,221            $  1,125,087
 Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                                                    1,624,807               1,545,080
Net (gain) on sale of property and equipment                                        (30,697)                      -
Interest income on notes receivable arising from common stock agreements            (72,184)                (72,184)
 Change in assets and liabilities:
 (Increase) in accounts receivable                                               (8,461,714)             (1,095,688)
 (Increase) in inventories                                                       (5,242,967)             (1,171,281)
 (Increase) in prepaid expenses and other current assets                         (1,348,254)               (533,383)
 Decrease (increase) in other assets                                                613,557                (673,116)
 Increase in accounts payable                                                    10,103,985               4,335,616
 Increase in accrued expenses                                                     1,575,095                 303,692
 Increase (decrease) in income taxes payable                                        324,979                 (76,216)
 (Decrease) in other current liabilities                                           (143,361)               (514,855)
 Increase in deferred income taxes                                                       45                  26,655
 Total adjustments                                                               (1,056,709)              2,074,320
 Net cash provided by operating activities                                        2,051,512               3,199,407
Cash flows from investing activities:
 Purchase of property, plant and equipment                                       (2,163,501)               (975,192)
 Net cash (used in) investing activities                                         (2,163,501)               (975,192)
Cash flows from financing activities:
 Net borrowings (repayments) under short-term debt agreements                    (1,023,210)                308,947
 Net (repayments) of long-term debt                                                 (16,143)                (14,748)
 Principal payments under capital lease obligations                                (103,497)               (297,490)
 Net cash (used in) financing activities                                         (1,142,850)                 (3,291)
 Net increase (decrease) in cash                                                 (1,254,839)              2,220,924
 Cash at beginning of period                                                      5,297,820               4,996,770
 Cash at end of period                                                           $4,042,981              $7,217,694

See  accompanying  notes  to  consolidated  financial  statements.  See Note 3 -
Supplemental Disclosure of cash flow information.


                              CONCORD CAMERA CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997
                                   (unaudited)

     In the opinion of Concord Camera Corp. ("the Company"), the accompanying unaudited financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company`s financial position as of December 31, 1997, and the results of operations and cash flows for the periods ended December 31, 1997 and 1996. The Notes to Consolidated Financial Statements, which are included in the Company's 1997 Form 10-K Annual Report, should be read with the accompanying financial statements. In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully-diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully-diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, German Mark, British Pound Sterling, Hungarian Forints, French Francs, and
Japanese Yen. Each of the Company's foreign subsidiaries purchases its inventories in U.S. Dollars and sells them in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. Certain components needed to manufacture cameras are purchased in Japanese Yen. The impact of foreign exchange transactions is reflected in the profit and loss statement. The Company continues to analyze the benefits and costs associated with hedging against foreign currency fluctuations.
                                   ----------
Note 2 - Inventories

      Inventories are comprised of the following:

                                          December 31,             June 30,
                                             1997                   1997
Raw materials and components             $ 14,421,554            $ 10,517,322
Finished goods                              6,573,815               5,235,080
                                          $20,995,369             $15,752,402

Note 3 - Supplemental Disclosures of Cash Flow Information:

                      For the Six months ended December 31,


                                            1997                   1996
Cash paid for interest                   $ 640,176              $   530,649
Cash paid for taxes                      $  40,000              $    22,578


     There were no capital lease obligations incurred during the six months ended December 31, 1997. During the six months ended December 31, 1996, capital lease obligations of approximately $565,000 were incurred when the Company entered into leases for the purchase of equipment.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

     Three months ended December 31, 1997 compared to the three months ended December 31, 1996.

     Total revenues for the three months ended December 31, 1997 and 1996 were approximately $31,329,000 and $19,677,000, respectively, an increase of approximately $11,652,000 or 59.2%. The increase is primarily attributable to increases in original equipment manufacturer ("OEM") revenues from sales to the Company's new and preexisting OEM customers. The increase in traditional camera revenues included shipments of a new Advanced Photo System traditional camera to a previously announced large new OEM customer. Furthermore, sales revenues from traditional and single-use product lines in the second quarter exceeded the revenues in the same quarter last year. The Company expects the increased production and sales levels to continue throughout Fiscal 1998 and anticipates achieving its previously announced sales projection of $100 million to $110 million and its net profit expectation of between $5 million to $7 million for the current fiscal year which ends June 30, 1998. Sales for the Company's third quarter ended March 31, 1998 (traditionally the Company's worst quarter) are presently projected to be in excess of $18 million with a modest loss for the quarter compared to sales of $12.3 million and a loss of approximately $1.5 million for the same quarter in the prior year. The Company's co-development and manufacturing agreement with one of the world's leading, specialized film and camera manufacturers is proceeding on course. Tooling for the specialized single-use cameras to be manufactured exclusively by the Company under this arrangement is in the process of being ordered, and the arrangement is anticipated to result in up to $20 million of incremental revenues during Fiscal 1999. The Company is also engaged in discussions with certain existing OEM customers for the addition, in the future, of new products to the Company's manufacturing arrangements with such customers.

     Sales by Concord Camera HK Limited ("Concord HK") for the three months ended December 31, 1997 and 1996 were approximately $24,666,000 and $12,733,000, respectively, an increase of approximately $11,933,000 or 93.7%. The increase is due to the increase in OEM sales. OEM sales for the three months ended December 31, 1997 and 1996 were approximately $20,992,000 and $8,938,000, respectively, an increase of approximately $12,054,000 or 134.9%. The increase was due to increases in traditional and single-use camera revenues by the Company's new and preexisting OEM customers. The increase in traditional camera revenues included shipments of a new Advanced Photo System traditional camera to a previously announced large new OEM customer.

     Consolidated sales of the Company's United States, Canadian, and Panamanian operations, collectively "Concord Americas," for the three months ended December 31, 1997 and 1996 were approximately $4,142,000 and $4,771,000, respectively, a decrease of approximately $629,000 or 13.2%. In addition, certain Concord Americas customers decreased merchandise purchases on an F.O.B. Hong Kong basis from Concord HK. During the three months ended December 31, 1997 and 1996 Concord Americas customers purchased approximately $2,780,000 and $2,924,000, respectively, from Concord HK, a decrease of approximately $144,000 or 4.9%. If this decrease were added to the three months ended December 31, 1997 American sales, sales of traditional cameras to Concord Americas customers would have decreased by 10.0%. This decrease in sales to Concord Americas resulted from an aging product line of traditional cameras and intensified competition in the sale of single-use cameras.

     Consolidated sales of Concord Camera GmbH ("Concord Germany"), Concord Camera Europe (formerly Concord Camera UK Limited) ("Concord UK"), and Concord Camera France ("Concord France"), collectively "Concord Europe", for the three months ended December 31, 1997 and 1996, were approximately $2,521,000 and $2,173,000, respectively, an increase of approximately $348,000 or 16.0%. In addition, certain Concord Europe customers increased merchandise purchases on an F.O.B. Hong Kong basis from Concord HK. During the three months ended December 31, 1997 and 1996 European customers purchased approximately $656,000 and $582,000, respectively, from Concord HK, an increase of approximately $74,000 or 12.7%. If this increase were added to the sales for the three months ended er 31, 1997, European sales to European customers would have increased by 15.3%.December 31, 1997, European sales to European customers would have increased by 15.3%.

Gross Profit

     Gross profit, expressed as a percentage of sales, decreased to 26.5% for the three months ended December 31, 1996 from 33.9% for the three months ended December 31, 1996. This decrease was due to increases in license and royalty expenses attributable to a higher proportion of sales of products for which licensed technology is used. Product development costs for the three months ended December 31, 1997 and 1996, were approximately $950,000 and $985,000, respectively, a decrease of approximately $35,000, or 3.6%. As new products continue to be introduced and manufacturing volume and efficiencies increase, the Company expects margins to increase.

Expenses

     As a percentage of sales, operating expenses decreased to 18.4% in the three months ended December 31, 1997 from 24.7% in the three months ended
December 31, 1996. Operating expenses consisting of selling, general and administrative and financial expenses, increased to $5,776,000 in the three months ended December 31, 1997 from $4,876,000 in the three months ended December 31, 1996, an increase of $900,000.

     As a percentage of sales, selling expenses decreased to 8.5% in the three months ended December 31, 1997 from 10.4% in the three months ended December 31, 1996. Selling expenses increased to $2,655,000 in the three months ended December 31, 1997 from $2,038,000 in the three months ended December 31, 1996. The increase was primarily attributable to the Company's increased sales volume and increases in freight costs, royalty expenses and promotion allowances net of benefits from the consolidation of warehouse facilities undertaken by the Company in Fiscal 1996.

     As a percentage of sales, general and administrative expenses decreased to 8.7% in the three months ended December 31, 1997 from 12.5% in the three months ended December 31, 1996. General and Administrative expenses increased to $2,717,000 in the three months ended December 31, 1996 from $2,464,000 in the three months ended December 31, 1996. The increase is primarily attributable to increases in professional fees and expenses related to the new OEM contracts.

     As a percentage of sales, financial expenses decreased to 1.3% in the three months ended December 31, 1997 from 1.9% in the three months ended December 31, 1996. Financial expenses increased to $405,000 in the three months ended December 31, 1996 from $375,000 in the three months ended December 31, 1996. Such increase was primarily a result of an increase in average debt outstanding during the three months ended December 31, 1997.

     Litigation and settlement costs in the three months ended December 31, 1997 and 1996 were approximately $56,000 and $95,000, respectively, a decrease of approximately $39,000, or 41.1%. The decrease in litigation and settlement expenses reflects the disposition of a number of outstanding matters in Fiscal 1996. The Company incurred legal expenses and settlement costs in the three months ended December 31, 1997 and 1996 in connection with non-operating matters, primarily the demand for arbitration and other litigation against Jack Benun.

Other (Income), Net

     Other income, net includes foreign exchange gains and losses and interest income net of directors fees and certain public relations costs.

Income Taxes

     The Company's provision for income taxes for the three months ended December 31, 1997 is primarily related to the earnings of the Company's Far East and domestic operations, net of benefits relating to operating loss carryforwards and overpayments/refunds on the Company's other subsidiaries.

     Six months ended December 31, 1997 compared to the six months ended December 31, 1996.

     Total revenues for the six months ended December 31, 1997 and 1996 were approximately $51,135,000 and $34,810,000, respectively, an increase of approximately $16,325,000 or 46.9%. The increase is primarily attributable to increases in original equipment manufacturer ("OEM") revenues from sales to the Company's new and preexisting OEM customers. The increase in traditional camera revenues included shipments of a new Advanced Photo System traditional camera to a previously announced large new OEM customer. Furthermore, sales revenues from all product lines in the six month period ended December 31, 1997 exceeded the revenues in the period last year. The Company expects the increased production and sales levels to continue throughout Fiscal 1998 and anticipates achieving its previously announced sales projection of $100 million to $110 million and its net profit expectation of between $5 million to $7 million for the current fiscal year which ends June 30, 1998. Sales for the Company's third quarter ended March 31, 1998 (traditionally the Company's worst quarter) are presently projected to be in excess of $18 million with a modest loss for the quarter compared to sales of $12.3 million and a loss of approximately $1.5 million for the same quarter in the prior year. The Company's co-development and manufacturing agreement with one of the world's leading, specialized film and camera manufacturers is proceeding on course. Tooling for the specialized single-use cameras to be manufactured exclusively by the Company under this arrangement is in the process of being ordered, and the arrangement is anticipated to result in up to $20 million of incremental revenues during Fiscal 1999. The Company is also engaged in discussions with certain existing OEM customers for the addition, in the future, of new products to the Company's manufacturing arrangements with such customers.

     Sales by Concord Camera HK Limited ("Concord HK") for the six months ended December 31, 1997 and 1996 were approximately $40,501,000 and $22,632,000, respectively, an increase of approximately $17,869,000 or 79.0%. The increase is due primarily to the increase in OEM sales. OEM sales for the six months ended December 31, 1997 and 1996 were approximately $32,055,000 and $14,656,000, respectively, an increase of approximately $17,399,000 or 118.7%. The increase was due to increases in traditional and single-use camera revenues by the Company's new and preexisting OEM customers. The increase in traditional camera revenues included shipments of a new Advanced Photo System traditional camera to a previously announced large new OEM customer.

     Consolidated sales of the Company's United States, Canadian, and Panamanian operations, collectively "Concord Americas," for the six months ended December 31, 1997 and 1996 were approximately $6,643,000 and $7,836,000, respectively, a decrease of approximately $1,193,000 or 15.2%. In addition, certain Concord Americas customers decreased merchandise purchases on an F.O.B. Hong Kong basis from Concord HK. During the six months ended December 31, 1997 and 1996 Concord Americas customers purchased approximately $5,412,000 and $5,844,000, respectively, from Concord HK, a decrease of approximately $432,000 or 7.4%. If this decrease were added to the six months ended December 31, 1997 American sales, sales of traditional cameras to Concord Americas customers would have decreased by 11.8%. This decrease in sales to Concord Americas resulted from an aging product line of traditional cameras and intensified competition in the sale of single-use cameras.

     Consolidated sales of Concord Camera GmbH ("Concord Germany"), Concord Camera Europe (formerly Concord Camera UK Limited) ("Concord UK"), and Concord Camera France ("Concord France"), collectively "Concord Europe", for the six months ended December 31, 1997 and 1996, were approximately $3,991,000 and $4,342,000, respectively, a decrease of approximately $351,000 or 8.1%. In addition, certain Concord Europe customers increased merchandise purchases on an F.O.B. Hong Kong basis from Concord

     HK. During the six months ended December 31, 1997 and 1996 European customers purchased approximately $2,537,000 and $1,673,000, respectively, from Concord HK, an increase of approximately $864,000 or 51.6%. If this increase were added to the sales for the six months ended December 31, 1997, European sales to European customers would have decreased by 8.5%.


Gross Profit

     Gross profit, expressed as a percentage of sales, decreased to 26.6% for the six months ended December 31, 1997 from 30% for six months ended December 31, 1996. This decrease was due to increases in license and royalty expenses attributable to a higher proportion of sales of products for which licensed technology is used. Product development costs for the six months ended December 31, 1997 and 1996, were approximately $1,713,000 and $1,756,000, respectively, a decrease of approximately $43,000, or 2.4%. As new products continue to be introduced and manufacturing volume and efficiencies increase, the Company expects margins to increase.


Expenses

     As a percentage of sales, operating expenses decreased to 20.0% in the six months ended December 31, 1997 from 26.1% in the six months ended December 31, 1996. Operating expenses consisting of selling, general and administrative and financial expenses, increased to $10,257,000 in the six months ended December 31, 1997 from $9,103,000 in the six months ended December 31, 1996, an increase of $1,154,000.

     As a percentage of sales, selling expenses decreased to 8.5% in the six months ended December 31, 1997 from 10.7% in the six months ended December 31, 1996. Selling expenses increased to $4,351,000 in the six months ended December 31, 1997 from $3,738,000 in the six months ended December 31, 1996. The increase was primarily attributable to the Company's increased sales volume and increases in freight costs, royalty expenses and promotion allowances net of benefits from the consolidation of warehouse facilities undertaken by the Company in Fiscal 1996.

     As a percentage of sales, general and administrative expenses decreased to 10.0% in the six months ended December 31, 1997 from 13.3% in the six months ended December 31, 1996. General and Administrative expenses increased to $5,102,000 in the six months ended December 31, 1996 from $4,626,000 in the six months ended December 31, 1996. The increase is primarily attributable to increases in professional fees and expenses related to the new OEM contracts.

     As a percentage of sales, financial expenses decreased to 1.6% in the six months ended December 31, 1997 from 2.1% in the six months ended December 31, 1996. Financial expenses increased to $804,000 in the six months ended December 31, 1996 from $739,000 in the six months ended December 31, 1996. Such increase was primarily a result of an increase in average debt outstanding during the six months ended December 31, 1997.

     Litigation and settlement costs in the six months ended December 31, 1997 and 1996 were approximately $97,000 and $155,000, respectively, a decrease of approximately $58,000, or 37.4%. The decrease in litigation and settlement expenses reflects the disposition of a number of outstanding matters in Fiscal 1996. The Company incurred legal expenses and settlement costs in the six months ended December 31, 1997 and

     1996 in connection with non-operating matters, primarily the demand for arbitration and other litigation against Jack Benun.


Other (Income), Net

     Other income, net includes foreign exchange gains and losses and interest income net of directors fees and certain public relations costs.


Income Taxes

     The Company's provision for income taxes for the six months ended December 31, 1997 is primarily related to the earnings of the Company's Far East and domestic operations, net of benefits relating to operating loss carryforwards and overpayments/refunds on the Company's other subsidiaries.


Liquidity and Capital Resources

     At December 31, 1997, the Company had working capital of $16,909,000 as compared to $13,994,000 at June 30, 1997. Cash flow provided by operating activities for the six months ended December 31, 1997 and 1996 was approximately $2,052,000 and $3,199,000, respectively. Capital expenditures, excluding assets financed under capital leases, for the six months ended December 31, 1997 and 1996 were approximately $2,164,000 and $975,000, respectively. The Company's principal funding requirement has been, and is expected to continue to be, the financing of accounts receivable and inventory.


The Bank of East Asia, Limited New York ("BOEA NY")

     On December 20, 1994, the Company obtained a one-year, $1,500,000 revolving credit facility with BOEA NY (the "BOEA NY Facility") . On September 20, 1995, the Company executed an amendment increasing the BOEA NY Facility to $3,000,000. The BOEA NY Facility has also been extended to February 19, 1998. The BOEA NY Facility is secured by certain accounts receivable of the Company's Hong Kong operations and bears interest at 2% above BOEA NY's prime lending rate, which was 8.5% at December 31, 1997. Availability under the BOEA NY Facility is subject to advance formulas based on eligible accounts receivable with no minimum borrowing. At December 31, 1997, approximately $3,000,000 was outstanding and classified as short-term debt under the BOEA NY Facility.


The CIT Group/Credit Finance, Inc ("CIT")

     The Company has a $4,500,000 credit facility with CIT (the "CIT Facility") which expires on May 31, 1999. The CIT Facility is secured by accounts receivable, inventory and other related assets of the Company's United States operations and bears interest at 2% above CIT's prime lending rate, which was 8.5% at December 31, 1997. Availability under the CIT Facility is subject to advance formulas based on eligible inventory and accounts receivable with minimum borrowing of $1,500,000. At December 31, 1997, approximately $1,458,000 was outstanding and classified as short-term debt under the CIT Facility.

Bank of East Asia, Limited ("BOEA") -- Hong Kong

     Concord HK has a credit facility (the "BOEA HK Facility") with BOEA that provides Concord HK with up to $6,900,000 of financing as follows: letters of credit and standby letters of credit up to $2,825,000, overdraft and packing loans of up to $3,600,000 and an installment loan of $475,000. The installment loan was utilized in part to repay the outstanding mortgage obligation on the Hong Kong office property to the Bank of China. As of December 31, 1997, approximately $4,383,000 was utilized under the BOEA HK Facility. Approximately $1,655,000 of the total $4,383,000 utilized was in the form of trade finance, including but not limited to import letters of credit. The BOEA HK Facility, which is payable on demand, bears interest at 2% above BOEA's prime lending rate for letters of credit and 2.25% above BOEA's prime lending rate for overdraft and packing loans. At December 31, 1997 BOEA's prime lending rate was 8.5%. In connection with the BOEA HK Facility, Concord HK has placed a $1,234,000 time deposit with BOEA, which is included in prepaid and other current assets at December 31, 1997 and such deposit is pledged as collateral for the BOEA HK Facility. In addition, all amounts outstanding under the BOEA HK Facility are guaranteed by Concord.


Toronto Dominion Bank ("TDB")

     On November 25, 1996, the Company obtained a $1,090,000 working capital facility with TDB (the "TDB Facility") which expires on October 31, 1998. The TDB Facility is secured by accounts receivable, inventory and other related assets of the Company's Canadian operations and bears interest at 1% above TDB's prime lending rate, which was 4.75% at December 31, 1997. Availability under the TDB Facility is subject to advance formulas based on eligible accounts receivable and seasonable inventory eligibility with no minimum borrowings. At December 31, 1997, approximately $840,000 was outstanding and classified as short-term debt.


Other Arrangements and Future Cash Commitments

     Management believes that anticipated cash flow from operations together with financing from BOEA, CIT and TDB or replacement facilities will be sufficient to fund its operating cash needs over the next twelve months.


Forward-Looking Statements

     The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified by the use of forward-looking terminology such as; "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the Company's Form 10-K Annual Report for its Fiscal Year ended June 30, 1997. Management wishes to caution the reader that these forward-looking statements, such as statements regarding development of the Company's business, the Company's anticipated capital expenditures and other statements contained in this report regarding matters that are not historical facts are only estimates or predictions. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing the Company or actual results differing from the assumptions underlying such statements. In particular, expected revenues could be adversely affected by production difficulties or economic conditions adversely affecting the market for the Company's products. To obtain the results expected from the introduction of the Company's new products will require timely completion of development, successful ramp-up of full-scale production on a timely basis and customer and consumer acceptance of those products. In addition, the OEM agreements require an ability to meet high quality and performance standards, successful implementation of production at greatly increased volumes and an ability to sustain production at greatly increased volumes as to all of which there can be no assurance. There also can be no assurance that products under development will be successfully developed or that once developed such products will be commercially successful.

PART 2. OTHER INFORMATION

     Item 1.

     On December 30, 1997, the Company commenced in the Untied States District Court of the Southern District of New York (the "Court") an action against Fuji Photo Film Co., Ltd. ("Fuji") seeking to enforce the terms of a Settlement Agreement between the Company and Fuji (the "Settlement Agreement") and restrain Fuji from terminating the Settlement Agreement. Under the terms of the Settlement Agreement, the Company has to use certain Fuji technology in connection with the manufacture and sale of single-use cameras. On January [9], 1998, the Court granted the Company's request for an order restraining Fuji from terminating the Settlement Agreement. Pending a final judicial determination of the dispute, the restraining order will continue in effect as long as the Company refrains from making any further shipments pursuant to the purchase order which gave rise to the dispute. been granted a worldwide (subject to certain geographic limitations), non-exclusive license to use certain Fuji technology in connection with the manufacture and sale of single-use cameras. On January [9], 1998, the Court granted the Company's request for an order restraining Fuji from terminating the Settlement Agreement. Pending a final judicial determination of the dispute, the restraining order will continue in effect as long as the Company refrains from making any further shipments pursuant to the purchase order which gave rise to the dispute.


              Item 6.



a.            Exhibits

                     Exhibit No.    Exhibit
                     27             Financial Data Schedule
                     3 (11)         By-laws

b.            Reports on Form 8-K

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

                              DATE: February 12, 1998