Form 10-Q
period 1998-03-31
CONCORD CAMERA CORP
filed 1998-05-13
CIK 831861

Washington, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended March 31, 1998 - Commission file Number 0-17038


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

      Common Stock, no par value -- 11,001,526 shares as of April 20, 1998
                         ------------------------------

                                  Page 1 of 17
                              Exhibit Index on Page


PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

Concord Camera Corp.
Consolidated Balance Sheets


                                                         (Unaudited)
                                                          March 31,          June 30,
                                                            1998               1997
                                                           ------            -------
Current assets:
 Cash                                                    $ 4,965,948       $ 5,297,820
 Accounts receivable, net                                 10,453,458         9,866,962
 Inventories                                              21,919,681        15,752,402
 Prepaid expenses and other current assets                 3,837,687         3,091,669
                                                         -----------       -----------
Total current assets                                      41,176,774        34,008,853
 Plant and equipment, net                                 15,974,611        13,865,777
 Goodwill, net                                               836,835         1,089,217
 Other assets                                              3,510,033         4,124,396
                                                         -----------       -----------
Total assets                                             $61,498,253       $53,088,243
                                                         ===========       ===========
Current liabilities:
 Short-term debt                                         $ 7,088,620       $ 7,976,315
 Current portion of long-term debt                            34,274            33,349
 Current obligations under capital leases                    847,838           790,426
 Accounts payable                                         13,914,027         8,665,622
 Accrued expenses                                          2,570,009         2,232,289
 Income taxes payable                                        412,810             2,831
 Other current liabilities                                   282,115           313,965
                                                         -----------       -----------
Total current liabilities                                 25,149,693        20,014,797
 Deferred income taxes                                       572,538           572,492
 Long-term debt                                              371,490           396,570
 Obligations under capital leases                          1,636,302         2,000,002
 Other long-term liabilities                                 452,548           602,549
                                                         -----------       -----------
Total liabilities                                         28,182,571        23,586,410
                                                         -----------       -----------
Stockholders' equity:
 Common stock, no par value, 40,000,000 shares
 authorized; 11,001,526 and 10,944,026
 shares issued as of March  31, 1998
 and June 30, 1997, respectively                          39,514,393       39,361,893
 Paid in capital                                             850,786          850,786
 Deficit                                                  (3,866,814)      (7,635,654)
 Notes receivable arising from common stock
 purchase agreements                                      (2,729,764)      (2,622,273)
                                                         -----------      -----------
                                                          33,768,601       29,954,752
 Less: treasury stock, at cost; 63,553 shares               (452,919)        (452,919)
                                                         -----------      -----------
Total stockholders' equity                                33,315,682       29,501,833
                                                         -----------      -----------
Total liabilities and stockholders' equity               $61,498,253      $53,088,243
                                                         ===========      ===========


See accompanying notes to consolidated financial statements.


Concord Camera Corp.
Consolidated Statements of Operations
                                                               (unaudited)
                                                  for the three months ended March 31,

                                                       1998                  1997
                                                       ----                  ----
Net sales                                         $ 19,150,898          $12,321,789
Cost of products sold                               13,982,230            9,837,075
                                                   -----------         ------------
Gross profit                                         5,168,668            2,484,714
Selling expenses                                     1,715,897            1,395,482
General and administrative expenses                  2,284,075            2,295,592
Financial expenses                                     386,754              326,262
Other (income), net                                    (42,815)            (130,012)
Legal expenses and settlement costs                     79,138               74,525
                                                   -----------         ------------
Income (loss) before income taxes                      745,619          (1,477,135)
Provision for income taxes                              85,000                7,338
                                                   -----------         ------------
Net Income (loss)                                     $660,619         ($1,484,473)
                                                     =========         ===========
Common shares outstanding                           10,912,134           10,880,473
Incremental shares using treasury stock method         453,533               47,110
                                                   -----------         ------------
Dilutive potential common shares                    11,365,667           10,927,583
                                                   ===========         ============
Basic earnings (loss) per share                          $0.06              ($0.14)
                                                   ===========         ===========
Diluted earnings (loss) per share                        $0.06             ($ 0.14)
                                                   ===========         ===========


See accompanying notes to consolidated financial statements.



Concord Camera Corp.
Consolidated Statements of Operations
                                                               (unaudited)
                                                 for the nine months ended March 31,

                                                      1998                 1997
                                                      ----                 ----
Net sales                                         $ 70,286,311          $47,131,611
Cost of products sold                               51,511,245           34,288,051
                                                   -----------          -----------
Gross profit                                        18,775,066           12,843,560
Selling expenses                                     6,067,001            5,133,040
General and administrative expenses                  7,385,847            6,921,523
Financial expenses                                   1,190,937            1,065,413
Other (income), net                                   (165,707)            (154,742)
Legal expenses and settlement costs                    176,600              229,769
                                                   -----------          -----------
Income (loss) before income taxes                    4,120,388             (351,443)
Provision for income taxes                             351,548                7,940
                                                   -----------          -----------
Net Income (loss)                                   $3,768,840            ($359,383)
                                                   ===========           ==========
Common shares outstanding                           10,890,873           10,880,473
Incremental shares using treasury stock method         500,610               74,669
                                                   -----------          -----------
Dilutive potential common shares                    11,391,483           10,955,142
                                                   ===========          ===========
Basic earnings (loss) per share                          $0.35               ($0.03)
                                                   ===========          ===========
Diluted earnings (loss) per share                        $0.33              ( $0.03)
                                                   ===========          ===========


See accompanying notes to consolidated financial statements



Concord Camera Corp.
Consolidated statements of cash flows
                                                                        (Unaudited)
                                                             for the nine months ended March 31,

                                                                 1998                   1997
                                                                 ----                   ----
Cash flows from operating activities:
  Net income (loss)                                           $3,768,840              ($359,383)
                                                           -------------             ----------
 Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation and amortization                                2,468,440              2,317,614
  Increase in deferred income taxes                                   45                 26,655
  Net (gain) on sale of property and equipment                   (30,697)                     -
  Interest income on notes receivable arising from common
   stock agreements                                             (107,491)              (107,491)
 Change in assets and liabilities:
  (Increase) decrease in accounts receivable                    (586,496)             2,218,045
  (Increase) in inventories                                   (6,167,279)            (1,381,638)
  (Increase) in prepaid expenses and other current assets       (746,018)              (396,000)
  (Increase) decrease in other assets                            179,378             (1,382,103)
  Increase in accounts payable                                 5,248,405              3,645,736
  Increase (decrease) in accrued expenses                        337,720               (442,377)
  Increase (decrease) in income taxes payable                    409,979                (76,218)
  Increase in other current liabilities                          (31,850)              (525,099)
  (Decrease) in other long-term liabilities                     (150,001)                     -
                                                            ------------           ------------
  Total adjustments                                              824,135              3,897,124
                                                            ------------           ------------
  Net cash provided by operating activities                    4,592,975              3,537,741
                                                            ------------           ------------
Cash flows from investing activities:
  Purchase of property, plant and equipment                   (3,859,209)            (1,233,623)
                                                             -----------           ------------
  Net cash (used in) investing activities                     (3,859,209)            (1,233,623)
                                                            ------------           ------------
Cash flows from financing activities:
  Net  (repayments) under short-term debt agreements            (887,695)              (185,453)
  Net (repayments) of long-term debt                             (24,155)               (22,423)
  Principal payments under capital lease obligations            (306,288)              (501,350)
  Net proceeds from issuance of common stock                     152,500                      -
                                                             -----------           ------------
  Net cash (used in) financing activities                     (1,065,638)              (709,226)
                                                             -----------           ------------
  Net increase (decrease) in cash                               (331,872)             1,594,892
  Cash at beginning of period                                  5,297,820              4,996,770
                                                              ----------           ------------
  Cash at end of period                                       $4,965,948             $6,591,662
                                                              ==========            ===========


See  accompanying  notes  to  consolidated  financial  statements. See Note 3 -
Supplemental Disclosure of cash flow information.

                              CONCORD CAMERA CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998
                                   (unaudited)

      In the opinion of Concord Camera Corp. ("the Company"), the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company`s financial position as of March 31, 1998, and the results of operations and cash flows for the periods ended March 31, 1998 and 1997.

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


Note 2 - Inventories

      Inventories are comprised of the following:

                                            March 31,             June 30,
                                              1998                  1997
Raw materials and components             $ 14,216,145           $ 10,517,322
Finished goods                              7,703,536              5,235,080
                                         ------------         --------------
                                         $ 21,919,681           $ 15,752,402
                                         ============           ============

Note 3 - Supplemental Disclosures of Cash Flow Information:

                                          For the Nine months ended March 31,

                                                1998                   1997
                                                ----                   ----
Cash paid for interest                     $ 925,791              $   780,949
                                           =========              ===========
Cash paid for taxes                       $   80,000             $     29,916
                                          ==========             ============


      There were no capital lease obligations incurred during the nine months ended March 31, 1998. During the nine months ended March 31, 1997, capital lease obligations of approximately $565,000 were incurred when the Company entered into leases for the purchase of equipment.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three months ended March 31, 1998 compared to the three months ended March 31, 1997.

      Total revenues for the three months ended March 31, 1998 and 1997 were approximately $19,151,000 and $12,322,000, respectively, an increase of approximately $6,829,000 or 55.4%. The increase is primarily attributable to increases in original equipment manufacturer ("OEM") revenues from sales to the Company's new and preexisting OEM customers. The increase in traditional camera revenues included shipments of a new Advanced Photo System traditional camera to Eastman Kodak Company ("Kodak"). Production of the Advanced Photo System traditional camera for the current fiscal year under the Kodak contract is expected to result in revenues of approximately $25 million as compared to the previously estimated $20 million. Furthermore, sales revenues from traditional and single-use product lines in the third quarter exceeded the revenues in the same quarter last year. The Company expects the increased production and sales levels to continue throughout Fiscal 1998 and anticipates achieving its previously announced sales projection of $100 million to $110 million and its net profit expectation of between $5 million to $7 million for the current fiscal year which ends June 30, 1998. One aspect of the Company's previously announced co-development project with Polaroid Corporation ("Polaroid") is nearing completion and manufacturing on an exclusive basis by the Company of the new Polaroid single-use flash instant camera is expected to commence in the first half of Fiscal 1999. Revenues for the first 12 months from this contract are presently estimated to be in the range of $15 to 20 million. The Company is also engaged in discussions with certain existing OEM customers for the addition, in the future, of new products to the Company's manufacturing arrangements with such customers.

      Sales by Concord Camera HK Limited ("Concord HK") for the three months ended March 31, 1998 and 1997 were approximately $17,237,000 and $9,590,000, respectively, an increase of approximately $7,647,000 or 79.7%. The increase is due to the increase in OEM sales. OEM sales for the three months ended March 31, 1998 and 1997 were approximately $13,472,000 and $7,178,000, respectively, an increase of approximately $6,294,000 or 87.7%. The increase was due to increases in traditional and single-use camera revenues by the Company's new and preexisting OEM customers. The increase in traditional camera revenues included shipments of a new Advanced Photo System traditional camera to a previously announced large new OEM customer.

      Consolidated sales of the Company's United States, Canadian, and Panamanian operations, collectively "Concord Americas," for the three months ended March 31, 1998 and 1997 were approximately $924,000 and $1,632,000, respectively, a decrease of approximately $708,000 or 43.4%. In addition, certain Concord Americas customers increased merchandise purchases on an F.O.B. Hong Kong basis from Concord HK. During the three months ended March 31, 1998 and 1997 Concord Americas customers purchased approximately $2,162,000 and $1,041,000, respectively, from Concord HK, an increase of approximately $1,121,000 or 107.7%. If this increase were added to the three months ended March 31, 1998 American sales, sales of traditional cameras to Concord Americas customers would have increased by 15.4%.

      Consolidated sales of Concord Camera GmbH ("Concord Germany"), Concord Camera Europe (formerly Concord Camera UK Limited) ("Concord UK"), and Concord Camera France ("Concord France"), collectively "Concord Europe", for the three months ended March 31, 1998 and 1997, were approximately $990,000 and $1,099,000, respectively, a decrease of approximately $109,000 or 9.9%. In addition, certain Concord Europe customers increased merchandise purchases on an F.O.B. Hong Kong basis from Concord HK. During the three months ended March 31, 1998 and 1997 European customers purchased approximately $1,532,000 and $1,254,000, respectively, from Concord HK, an increase of approximately $278,000 or 22.2%. If this increase were added to the sales for the three months ended March 31, 1998, European sales to European customers would have increased by 7.2%.


Gross Profit

      Gross profit, expressed as a percentage of sales, increased to 27.0% for the three months ended March 31, 1998 from 20.2% for the three months ended March 31, 1997. This increase was primarily a result of more favorable absorption of manufacturing overhead and labor utilization resulting from the increased sales and manufacturing volume and efficiencies, net of increases in license and royalty expenses attributable to a higher proportion of sales of products for which licensed technology is used. Product development costs for the three months ended March 31, 1998 and 1997, were approximately $1,096,000 and $746,000, respectively, an increase of approximately $350,000, or 46.9%. As new products continue to be introduced and manufacturing volume and efficiencies increase, the Company expects margins to increase.


Expenses

      As a percentage of sales, operating expenses decreased to 22.9% in the three months ended March 31, 1998 from 32.6% in the three months ended March 31, 1997. Operating expenses consisting of selling, general and administrative and financial expenses, increased to $4,387,000 in the three months ended March 31, 1998 from $4,017,000 in the three months ended March 31, 1997, an increase of $370,000.

      As a percentage of sales, selling expenses decreased to 9.0% in the three months ended March 31, 1998 from 11.3% in the three months ended March 31, 1997. Selling expenses increased to $1,716,000 in the three months ended March 31, 1998 from $1,395,000 in the three months ended March 31, 1997. The increase was primarily attributable to the Company's increased sales volume and increases in freight costs, royalty expenses and promotion allowances net of benefits from the consolidation of warehouse facilities undertaken by the Company in Fiscal 1996.


      As a percentage of sales, general and administrative expenses decreased to 11.9% in the three months ended March 31, 1998 from 18.6% in the three months ended March 31, 1997. General and Administrative expenses decreased to $2,284,000 in the three months ended March 31, 1998 from $2,296,000 in the three months ended March 31, 1997.

      As a percentage of sales, financial expenses decreased to 2.0% in the three months ended March 31, 1998 from 2.6% in the three months ended March 31, 1997. Financial expenses increased to $387,000 in the three months ended March 31, 1998 from $326,000 in the three months ended March 31, 1997. Such increase was primarily a result of an increase in average debt outstanding during the three months ended March 31, 1998.

      Litigation and settlement costs in the three months ended March 31, 1998 and 1997 were approximately $79,000 and $75,000, respectively. The Company incurred legal expenses and settlement costs in the three months ended March 31, 1998 and 1997 in connection with non-operating matters, primarily the demand for arbitration and other litigation against Jack Benun.


Other (Income), Net

      Other income, net includes foreign exchange gains and losses and interest income net of directors fees and certain public relations costs.

Income Taxes

      The Company's provision for income taxes for the three months ended March 31, 1998 is primarily related to the earnings of the Company's Far East and domestic operations, net of benefits relating to operating loss carryforwards and overpayments/refunds on the Company's other subsidiaries.

Nine months ended March 31, 1998 compared to the nine months ended March 31, 1997.

      Total revenues for the nine months ended March 31, 1998 and 1997 were approximately $70,286,000 and $47,132,000, respectively, an increase of approximately $23,154,000 or 49.1%. The increase is primarily attributable to increases in original equipment manufacturer ("OEM") revenues from sales to the Company's new and preexisting OEM customers. The increase in traditional camera revenues included shipments of a new Advanced Photo System traditional camera to Eastman Kodak Company ("Kodak"). Production of the Advanced Photo System traditional camera for the current fiscal year under the Kodak contract is expected to result in revenues of approximately $25 million as compared to the previously estimated $20 million. Furthermore, sales revenues from all product lines in the nine-month period ended March 31, 1998 exceeded the revenues in the same period last year. The Company expects the increased production and sales levels to continue throughout Fiscal 1998 and anticipates achieving its previously announced sales projection of $100 million to $110 million and its net profit expectation of between $5 million to $7 million for the current fiscal year which ends June 30, 1998. One aspect of the Company's previously announced co-development project with Polaroid Corporation ("Polaroid") is nearing completion and manufacturing on an exclusive basis by the Company of the new Polaroid single-use flash instant camera is expected to commence in the first half of Fiscal 1999. Revenues for the first 12 months from this contract are presently estimated to be in the range of $15 to 20 million. The Company is also engaged in discussions with certain existing OEM customers for the addition, in the future, of new products to the Company's manufacturing arrangements with such customers.

      Sales by Concord Camera HK Limited ("Concord HK") for the nine months ended March 31, 1998 and 1997 were approximately $57,740,000 and $32,221,000, respectively, an increase of approximately $25,519,000 or 79.2%. The increase is due primarily to the increase in OEM sales. OEM sales for the nine months ended March 31, 1998 and 1997 were approximately $45,527,000 and $21,835,000, respectively, an increase of approximately $23,692,000 or 108.5%. The increase was due to increases in traditional and single-use camera revenues by the Company's new and preexisting OEM customers. The increase in traditional camera revenues included shipments of a new Advanced Photo System traditional camera to a previously announced large new OEM customer.

      Consolidated sales of the Company's United States, Canadian, and Panamanian operations, collectively "Concord Americas," for the nine months ended March 31, 1998 and 1997 were approximately $7,566,000 and $9,468,000, respectively, a decrease of approximately $1,902,000 or 20.1%. In addition, certain Concord Americas customers increased merchandise purchases on an F.O.B. Hong Kong basis from Concord HK. During the nine months ended March 31, 1998 and 1997 Concord Americas customers purchased approximately $7,574,000 and $6,885,000, respectively, from Concord HK, an increase of approximately $689,000 or 10.0%. If this increase were added to the nine months ended March 31, 1998 American sales, sales of traditional cameras to Concord Americas customers would have decreased by 7.4%. This decrease in sales to Concord Americas resulted from an aging product line of traditional cameras and intensified competition in the sale of single-use cameras.

      Consolidated sales of Concord Camera GmbH ("Concord Germany"), Concord Camera Europe (formerly Concord Camera UK Limited) ("Concord UK"), and Concord Camera France ("Concord France"), collectively "Concord Europe", for the nine months ended March 31, 1998 and 1997, were approximately $4,980,000 and $5,442,000, respectively, a decrease of approximately $462,000 or 8.5%. In addition, certain Concord Europe customers increased merchandise purchases on an F.O.B. Hong Kong basis from Concord HK. During the nine months ended March 31, 1998 and 1997 European customers purchased approximately $4,069,000 and $2,927,000, respectively, from Concord HK, an increase of approximately $1,142,000 or 39.0%. If this increase were added to the sales for the nine months ended March 31, 1998, European sales to European customers would have increased by 8.1%.

Gross Profit

      Gross profit, expressed as a percentage of sales, decreased to 26.7% for the nine months ended March 31, 1998 from 27.3% for nine months ended March 31, 1997. This decrease was due to increases in license and royalty expenses attributable to a higher proportion of sales of products for which licensed technology is used. Product development costs for the nine months ended March 31, 1998 and 1997, were approximately $2,809,000 and $2,503,000, respectively, an increase of approximately $306,000, or 12.2%. As new products continue to be introduced and manufacturing volume and efficiencies increase, the Company expects margins to increase.


Expenses

      As a percentage of sales, operating expenses decreased to 20.8% in the nine months ended March 31, 1998 from 27.8% in the nine months ended March 31, 1997. Operating expenses consisting of selling, general and administrative and financial expenses, increased to $14,644,000 in the nine months ended March 31, 1998 from $13,120,000 in the nine months ended March 31, 1997, an increase of $1,524,000.

      As a percentage of sales, selling expenses decreased to 8.6% in the nine months ended March 31, 1998 from 10.9% in the nine months ended March 31, 1997. Selling expenses increased to $6,067,000 in the nine months ended March 31, 1998 from $5,133,000 in the nine months ended March 31, 1997. The increase was primarily attributable to the Company's increased sales volume and increases in freight costs, royalty expenses and promotion allowances net of benefits from the consolidation of warehouse facilities undertaken by the Company in Fiscal 1996.

      As a percentage of sales, general and administrative expenses decreased to 10.5% in the nine months ended March 31, 1998 from 14.7% in the nine months ended March 31, 1997. General and Administrative expenses increased to $7,386,000 in the nine months ended March 31, 1998 from $6,922,000 in the nine months ended March 31, 1997. The increase is primarily attributable to increases in professional fees and expenses related to the new OEM contracts, increased rent and other expenses.

      As a percentage of sales, financial expenses decreased to 1.7% in the nine months ended March 31, 1998 from 2.3% in the nine months ended March 31, 1997. Financial expenses increased to $1,191,000 in the nine months ended March 31, 1998 from $1,065,000 in the nine months ended March 31, 1997. Such increase was primarily a result of an increase in average debt outstanding during the nine months ended March 31, 1998.

      Litigation and settlement costs in the nine months ended March 31, 1998 and 1997 were approximately $177,000 and $230,000, respectively. The Company incurred legal expenses and settlement costs in the nine months ended March 31, 1998 and 1997 in connection with non-operating matters, primarily the demand for arbitration and other litigation against Jack Benun.


Other (Income), Net

      Other income, net includes foreign exchange gains and losses and interest income net of directors fees and certain public relations costs.


Income Taxes

              The Company's provision for income taxes for the nine months ended March 31, 1998 is primarily related to the earnings of the Company's Far East and domestic operations, net of benefits relating to operating loss carryforwards and overpayments/refunds on the Company's other subsidiaries.


Liquidity and Capital Resources

      At March 31, 1998, the Company had working capital of $16,027,000 as compared to $13,994,000 at June 30, 1997. Cash flow provided by operating activities for the nine months ended March 31, 1998 and 1997 was approximately $4,593,000 and $3,538,000, respectively. Capital expenditures, excluding assets financed under capital leases, for the nine months ended March 31, 1998 and 1997 were approximately $3,859,000 and $1,234,000, respectively. The Company's principal funding requirement has been, and is expected to continue to be, the financing of accounts receivable and inventory.


The Bank of East Asia, Limited New York ("BOEA NY")

      On December 20, 1994, the Company obtained a one-year, $1,500,000 revolving credit facility with BOEA NY (the "BOEA NY Facility") . On September 20, 1995, the Company executed an amendment increasing the BOEA NY Facility to $3,000,000. The BOEA NY Facility has also been extended to May 15, 1998. The Company anticipates replacing The BOEA NY Facility with the East Asia Heller Facility (see East Asia Heller). The BOEA NY Facility is secured by certain accounts receivable of the Company's Hong Kong operations and bears interest at 2% above BOEA NY's prime lending rate, which was 8.5% at March 31, 1998. Availability under the BOEA NY Facility is subject to advance formulas based on eligible accounts receivable with no minimum borrowing. At March 31, 1998, approximately $3,000,000 was outstanding and classified as short-term debt under the BOEA NY Facility.


The CIT Group/Credit Finance, Inc ("CIT")

      The Company has a $4,500,000 credit facility with CIT (the "CIT Facility") which expires on May 31, 1999. The CIT Facility is secured by accounts receivable, inventory and other related assets of the Company's United States operations and bears interest at 1.5% above CIT's prime lending rate, which was 8.5% at March 31, 1998. Availability under the CIT Facility is subject to advance formulas based on eligible inventory and accounts receivable with minimum borrowing of $1,500,000. At March 31, 1998, approximately $687,000 was outstanding and classified as short-term debt under the CIT Facility.


Bank of East Asia, Limited ("BOEA") -- Hong Kong

      Concord HK has a credit facility (the "BOEA HK Facility") with BOEA that provides Concord HK with up to $6,900,000 of financing as follows: letters of credit and standby letters of credit up to $2,825,000, overdraft and packing loans of up to $3,600,000 and an installment loan of $475,000. The installment loan was utilized in part to repay the outstanding mortgage obligation on the Hong Kong office property to the Bank of China. As of March 31, 1998, approximately $4,470,000 was utilized under the BOEA HK Facility. Approximately $1,429,000 of the total $4,470,000 utilized was in the form of trade finance, including but not limited to import letters of credit. The BOEA HK Facility, which is payable on demand, bears interest at 2% above BOEA's prime lending rate for letters of credit and 2.25% above BOEA's prime lending rate for overdraft and packing loans. At March 31, 1998 BOEA's prime lending rate was 8.5%. In connection with the BOEA HK Facility, Concord HK has placed a $1,252,000 time deposit with BOEA, which is included in prepaid and other current assets at March 31, 1998 and such deposit is pledged as collateral for the BOEA HK Facility. In addition, all amounts outstanding under the BOEA HK Facility are guaranteed by Concord.

Toronto Dominion Bank ("TDB")

      On November 25, 1996, the Company obtained a $1,090,000 working capital facility with TDB (the "TDB Facility") which expires on October 31, 1998. The TDB Facility is secured by accounts receivable, inventory and other related assets of the Company's Canadian operations and bears interest at 1% above TDB's prime lending rate, which was 5.5% at March 31, 1998. Availability under the TDB Facility is subject to advance formulas based on eligible accounts receivable and seasonable inventory eligibility with no minimum borrowings. At March 31, 1998, approximately $77,000 was outstanding and classified as short-term debt.


Shenzhen Development Bank Limited ("SDB")

      On April 9, 1998, the Company entered into a 15 month $2,100,000 mortgage loan agreement with the Shenzhen Development Bank Limited (the "SDB Facility"). The SDB Facility is secured by the Company-owned manufacturing facilities located in Baoan County, Shenzhen Municipal, PRC and bears interest at 12.986%. The mortgage loan agreement requires monthly payments of interest only and a balloon payment of $2,100,000 on July 9, 1999.


East Asia Heller Limited ("EAH")

      On May 8, 1998, Concord HK received a commitment letter for a $10,000,000 Non-Notification Factoring with Recourse Facility with East Asia Heller Limited ("EAH Facility "). The EAH Facility will be guaranteed by the Company, will be secured by certain accounts receivables of the Company's Hong Kong operations and will bear interest at 1.5% above Citibank of New York's prime lending rate. Availability under the EAH Facility will be subject to advance formulas based on eligible accounts receivable with no minimum borrowings. The Company anticipates utilizing this Facility during the fourth quarter of Fiscal 1998 to replace the BOEA NY Facility.



Other Arrangements and Future Cash Commitments

              Management believes that anticipated cash flow from operations together with financing from BOEA, CIT, TDB, EAH, and SDB or replacement facilities will be sufficient to fund its operating cash needs over the next twelve months.


Forward-Looking Statements

      The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified by the use of forward-looking terminology such as; "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward- looking statements as a result of certain factors, including those set forth in the Company's Form 10-K Annual Report for its Fiscal Year ended June 30, 1997. Management wishes to caution the reader that these forward- looking statements, such as statements regarding development of the Company's business, the Company's anticipated capital expenditures and other statements contained in this report regarding matters that are not historical facts are only estimates or predictions. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing the Company or actual results differing from the assumptions underlying such statements. In particular, expected revenues could be adversely affected by production difficulties or economic conditions adversely affecting the market for the Company's products. To obtain the results expected from the introduction of the Company's new products will require timely completion of development, successful ramp-up of full-scale production on a timely basis and customer and consumer acceptance of those products. In addition, the OEM agreements require an ability to meet high quality and performance standards, successful implementation of production at greatly increased volumes and an ability to sustain production at greatly increased volumes as to all of which there can be no assurance. There also can be no assurance that products under development will be successfully developed or that once developed such products will be commercially successful.

PART 2. OTHER INFORMATION

              Item 1.

                     On December 30, 1997, the Company commenced in the United States District Court of the Southern District of New York (the "Court") an action against Fuji Photo Film Co., Ltd. ("Fuji") seeking to enforce the terms of a Settlement Agreement between the Company and Fuji (the "Settlement Agreement") and to restrain Fuji from terminating the Settlement Agreement. Under the terms of the Settlement Agreement, the Company has been granted a worldwide (subject to certain geographic limitations), non-exclusive license to use certain Fuji technology in connection with the manufacture and sale of single-use cameras. On January 9, 1998, the Court granted the Company's request for an order restraining Fuji from terminating the Settlement Agreement. Pending a final judicial determination of the dispute, the restraining order will continue in effect as long as the Company refrains from making any further shipments pursuant to the purchase order which gave rise to the dispute.


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

                                         DATE:     May 10, 1998