Form 10-K
period 1998-06-30
CONCORD CAMERA CORP
filed 1998-09-29
CIK 831861

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended June 30, 1998             Commission file No. 0-17038


                             Concord Camera Corp.
            (Exact name of registrant as specified in its charter)

New Jersey                                                           13-3152196
(State or other jurisdiction of                              (I. R. S. Employer
incorporation or organization)                               identification no.)

35 Mileed Way, Avenel, New Jersey                                         07001
(Address of principal executive offices)                              (Zip Code)

Company's telephone number, including area code: (732) 499-8280
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:


                     Common Stock, no par value per share
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 17, 1998 the aggregate market value of the Common Stock (based upon the high and low trading prices) held by non-affiliates of the Company was approximately $37,848,772.

As of September 17, 1998 the number of shares outstanding of the Company's Common Stock was 11,214,451.

                             --------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                         See Exhibit Index -- Page 44

                                    PART I

Unless the context indicates otherwise, when used in this report the word "Company" or "Concord" refers to Concord Camera Corp. and its subsidiaries and unless otherwise indicated, any twelve-month period ending or ended on June 30, will be referred to as "Fiscal" with the appropriate year specified. For example, Fiscal 1998 refers to the twelve-month period ended June 30, 1998.

This report contains certain "forward-looking statements" concerning the Company's operations, economic performance and financial condition, which are subject to inherent uncertainties and risks. Actual results could differ materially from those anticipated in this report. When used in this report, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements.

Item 1. Business.

Summary

Founded in 1982, the Company is a global developer, designer, manufacturer, and marketer of high quality, low cost Advanced Photo System, 35mm and 110mm traditional and single-use cameras.

Growth Strategy. Concord's strategy for growth is to capitalize on the trend of vertically integrated camera and toy companies to outsource their design, development, and manufacturing from low cost, third party original equipment manufacturers ("OEMs") such as Concord, which conducts its manufacturing activities in the People's Republic of China ("PRC") at a monthly cost per production worker of only $120. Since implementing its strategy in Fiscal 1995, Concord has built sufficient strength in its engineering, design, and manufacturing capabilities to capture OEM business of several of the world's largest film, camera, and toy companies, including Eastman Kodak Company ("Kodak"), Polaroid Corporation ("Polaroid"), Agfa-Gevaert AG ("Agfa") (a subsidiary of Bayer AG), Imation Corp. ("Imation") (formerly Minnesota Mining and Manufacturing Co. (a 3M subsidiary)) and Mattel, Inc. ("Mattel").

The Company seeks to obtain additional business from these and potential new OEM relationships by positioning itself as an innovative designer and manufacturer of high quality, low cost products. Additionally, Concord differentiates its OEM capability by providing its customers with dedicated design and development expertise during pre-contract discussions, and with local (Americas, European and Asian) management presence, thereby adding significant customer value, comfort and reliability.

The Company has also increased its sales of single-use cameras at a 20.4% compounded annual growth rate, increasing from approximately $27 million in 1995, or 43.6% of sales, to approximately $47 million in 1998, or 45.9% of sales. The Company believes that it is currently the fourth largest SUC manufacturer in the world, behind Kodak, Fuji Photo Film Co. Ltd. ("Fuji") and Konica Corporation ("Konica"). The Company estimates that it produced 8.6% of all single-use cameras sold worldwide in 1997 and 13.7% of all single-use cameras sold worldwide excluding Japan, which accounted for approximately 85 million units. Market size estimates are based on industry sources. Concord estimates the worldwide single-use camera market will grow from 192 million units in 1997 to 281 million units in 2000, a compound annual growth rate of 13.5%.

Overall Company sales for 1998 were $102.7 million, an increase of 56.1% over 1997.

1998 EBITDA and Earnings Growth: EBITDA for Fiscal 1998 grew by 194.9%, to $11.5 million, from $3.9 million for Fiscal 1997. Net income for Fiscal 1998 grew to $6.0 million or $.52 per diluted share from a $.8 million loss or ($.08) per share for Fiscal 1997.

Strong Sales, Earnings and Cash Flow. These incremental sales, coupled with the Company's investments in new product development and manufacturing facilities, enabled the Company to achieve its previously announced Fiscal
1998 projected sales level of more than $100 million, and its Fiscal 1998 projected profit level of more than $5 million. Actual results for Fiscal 1998 were reported on August 26, 1998 and amounted to sales of $102,663,000 and net income of $6,013,000 ($0.55 of basic earnings and $0.52 of diluted earnings per share).

Recent Events

During Fiscal 1995, the Company underwent a management change with current Chairman and chief executive officer, Ira B. Lampert, replacing the former Chairman and Chief Executive Officer, who was discharged for cause. Mr. Lampert's management team conceptualized a new strategic plan and began the implementation of that plan in Fiscal 1995.

         This plan was based on three key concepts:

         (1) Improve sales and manufacturing stability by developing a stronger OEM business that would not be subject to the erratic volume swings and pricing pressure of the retail channel, permitting substantially lower investment in finished goods inventory, distribution of the Company's products by companies with extensive sales and marketing capabilities, and the elimination of competitors;

         (2) Develop, design, and manufacture products that produce superior picture performance and quality since film companies will only be associated with products that produce superior picture performance and quality; and

         (3) Establish a position in the single-use camera market, which would grow rapidly throughout Europe and North America as it had in Japan.

To implement this strategy the Company knew it needed to improve two aspects of its operations. First, the Company needed to improve the quality and capacity of its manufacturing operations to a world class standard. Second, the Company needed to acquire additional core technology, design, and engineering expertise to improve product performance and picture quality and to respond quickly to customer requirements. These improvements would provide the Company with the ability to obtain business from the world's top tier of photographic and film companies.

Modernization of Manufacturing Facilities

In Fiscal 1996, the Company commenced construction of a new manufacturing facility on a production site in the PRC previously acquired by the Company. The Company commenced manufacturing in the new facility on July 1, 1996. In Fiscal 1995, the Company began investing in new equipment for the new facility. The Company also implemented new training and quality programs in Fiscal 1995 and 1996 (which are ongoing). The result of these initiations was the establishment of a world class manufacturing operation. The Company funded these expenditures internally by shrinking finished goods inventory, consolidating operations and better utilizing working capital.

OEM Relationships and New Product Development

Concurrent with its program to modernize its manufacturing facilities and improve its manufacturing processes to a world class level, management focused on improving the Company's product development expertise. The Company significantly increased its product development budget from $598,000 in Fiscal 1995 to approximately $4.0 million in Fiscal 1998, resulting in a significant increase in technical personnel. The Company's in-house product and development team has grown from 31 persons at the end of Fiscal 1995 to 63 persons in the first quarter of Fiscal 1999. The increased funding was used to develop products and long-term relationships with several of the world's largest and most successful photographic and film manufacturers including Imation (formerly part of Minnesota Mining and Manufacturing Co.), Agfa, Fisher-Price (a division of Mattel) and Kodak.

Imation. The Company established its contractual OEM relationship with Imation for the production of single-use cameras in Fiscal 1995. Products developed under this contract, which continues in effect, included the Company's first and second generation daylight and flash single-use cameras.

Agfa. In Fiscal 1996, the Company and Agfa developed the world's first two-format Advanced Photo System single-use cameras under a co-development agreement. The Company continues to manufacture single-use cameras for Agfa under the OEM contract with Agfa.

Fisher-Price. In Fiscal 1996, the Company was the successful bidder for a design and manufacturing agreement with Mattel under which the Company designed and now manufactures for Fisher-Price a "child-proof" 35mm manual camera product. This led to the award to the Company by Mattel of a co-development and production agreement for the successor to the Viewmaster(TM) product. This product, set for release in Fiscal 1999, is expected to be sold by both Fisher-Price and under a branding arrangement with Fisher-Price and The Discovery Channel.

Kodak. The Company was awarded a long-term supply agreement for a traditional motorized Advanced Photo System camera in Fiscal 1997. Shipments of the camera began in the first quarter of Fiscal 1998, and the Company believes the camera is now the best selling Advanced Photo System camera in the world in its category in terms of unit volume. The Company has retained the right to sell these cameras under its brand names, and shipments of the Company's branded versions began in the first quarter of Fiscal 1999. The Company is involved in discussions with Kodak looking toward the production of additional products by the Company for Kodak.

Polaroid. Capitalizing on a pre-existing relationship with Polaroid for the production of single-use cameras, the Company was awarded a co-development and long-term supply agreement to design and manufacture an instant single-use camera for Polaroid in the fourth quarter of Fiscal 1997. Shipment of this product commenced in the first quarter of Fiscal 1999. Revenues from this contract are expected to aggregate between $15 and $20 million for Fiscal 1999.

Future OEM Relationships. The Company seeks to obtain additional business from these customers and establish new OEM relationships by positioning itself as an innovative developer, designer and manufacturer of high quality, low cost products. Additionally, Concord differentiates its OEM capability by providing its customers with dedicated design and development expertise during pre-contract discussions, and with local (Americas, European and Asian) management presence, thereby adding significant customer value, comfort and reliability.

The Company targets potential OEM customers that have an established brand name, existing channels of distribution, the potential to outsource multiple products (cameras and/or non-cameras), and whose products match the manufacturing and value added skills of Concord. This approach is geared to capitalize on the trend of vertically integrated consumer product companies to outsource their development, design, and low cost manufacturing from third party OEMs such as Concord.

Consolidation and Overhead Cost Reductions. The Company has consolidated its direct sales operations to reduce costs, increase efficiency, centralize warehousing and shipping, and better utilize capital. In connection therewith, the Company transferred its operations in Hungary to an independent sales agent in 1996, and relocated its Latin American sales and administrative offices from Panama to New Jersey in 1997. The Company now has three centralized warehouse distribution operations: Concord Americas -- servicing the United States, Canada and South America, Concord Europe -- servicing the UK, Germany and France, Concord HK -- servicing the Far East and major retail customers on an FOB Hong Kong basis.

Product Line Diversification. Since 1995, management has also diversified the Company's product base from single-use cameras, which accounted for 67.1% and 70.1% of sales in Fiscal 1997 and Fiscal 1996, respectively, to 45.9% of Fiscal 1998 sales. This decrease resulted, in part, from management's Fiscal 1995 implementation of a new product development program that has led to the Company's agreements to produce low cost Advanced Photo System and 35mm cameras in Fiscal 1998 and to produce single-use and manual instant cameras in Fiscal 1999.

Concord's Mission and Growth Strategy:

Mission Statement.  Concord has adopted the following Mission Statement:

         Concord's mission is to be a world class, high quality, low cost developer, designer and manufacturer of popularly priced, easy-to-use cameras and consumer products, with performance that results in appropriate equity returns for shareholders.

This statement embodies the Company's commitment to maintaining the highest quality workmanship in the engineering, design, and manufacture of low cost, high quality consumer products, as well as its commitment to earning appropriate equity returns for its shareholders.

Growth Strategy. Concord's strategy for growth is to capitalize on the trend of vertically integrated photographic, camera and consumer product companies to outsource their design, development and manufacturing from low cost, third party OEMs such as Concord, which conducts its manufacturing activities in the PRC at a monthly cost per production worker of approximately $120. Since beginning implementation of its strategy in Fiscal 1995, Concord has built sufficient strength in its engineering, design and manufacturing capabilities to capture OEM business of several of the world's largest film, camera and toy companies, including Kodak, Polaroid, Agfa, Imation and Mattel.

The Company seeks to obtain additional business from these customers and establish new OEM relationships by positioning itself as an innovative developer, designer and manufacturer of high quality, low cost products.

In addition to offering low cost, high quality products, Concord differentiates its OEM capability by providing its customers with dedicated design and development expertise. The Company's contracts with AGFA, Imation, Kodak, Polaroid, and Mattel, for example, were obtained and executed through the Company's ability to provide its own co-development and design resources. Although the Company sometimes shares development costs with its customers, it generally requires customer investment to cover custom tooling costs.

Domestic and Foreign Sales, Markets and Marketing

The Company markets its products both directly, under Company brand names and private label brands, and on an OEM basis. Historically, direct sales constituted the majority of the Company's annual sales, accounting for 54.3% of Fiscal 1997 consolidated net sales. However, OEM sales, which have experienced strong growth, accounted for 66.2% of consolidated net sales in Fiscal 1998. This trend is expected to continue in the future.

The Company sells its products to both United States and foreign customers. In Fiscal 1998, approximately 52.0% of the Company's consolidated sales were made to customers in the United States. Approximately 48.0% of the Company's consolidated sales were made to customers outside the United States.

Direct Sales. Direct sales are made worldwide through Concord operations in the U.S. for the U.S., Latin American and Canadian markets (the "Americas" operations), in the U.K., France and Germany (the "Europe" operations), and in Hong Kong, China and Japan (the "Asia" operations). These divisions market the Company's products under the following brand names:


           o        Concord(R)                 o  Argus(R)
           o        Keystone(R)                o  Apex(R)
           o        Le Clic(R)                 o  Fun Shooter(R)

Cameras are also sold and distributed under licensed trademarks such as Crayola(R) in the U.S., Canada and U.K., and "Thomas the Tank Engine & Friends" in the U.K.

The Company's worldwide direct sales customers include but are not limited to the following major discount, drug and retail chains: Walgreen, Walmart, Boots, Auchan, Target, Price Costco, Argos, Shoppers Drug Mart, Sears, Family Dollar, K-Mart, Caldors, Kay Bee, Press Nogoce, Japan Diffusion, Ames, Loceda, Continent, Photo Color, Porst, Index and Meijers. The Company also sells and distributes its products through independent retail stores, distributors, and accounts which use the cameras as premiums in connection with their product sales.

A large portion of the Company's U.S. sales are made by in-house sales personnel, with the assistance of approximately 21 non-affiliated sales agents serving specific geographic areas. Sales agents generally receive commissions of 1% to 3% of net sales, depending on the type of customer, and may act as selling agents for manufacturers and distributors of other products.

The Company's direct sales (to retailers) have declined over the last few years from $43.8 million in Fiscal 1995, or 78% of Fiscal 1995 consolidated net sales, to $34.6 million in Fiscal 1998, or 34% of Fiscal 1998 consolidated net sales. Aside from the growth in OEM sales, management attributes the decline of direct sales to its intentional phase-out of older motorized and manual models and to increased competition for single-use cameras, among other reasons. On a regional basis, only direct (F.O.B.) Asian sales have increased since 1995.

OEM Sales. The Company sells various camera products to OEM customers who re-market these products under their own brand names and private labels through their own distribution channels. The Company's strategy is to expand its OEM sales by capitalizing on the trend of vertically integrated photographic, camera, toy and consumer products companies to outsource their requirements for the development, design and manufacture of low cost products.

Since Fiscal 1995, Concord's OEM sales have grown from 22% of Fiscal 1995 sales to 66.2% of Fiscal 1998 sales. OEM sales have increased at a compounded annual rate of 71.4% since Fiscal 1995.

Concord Americas and Concord Europe. Consolidated sales of the Company's United States, Canadian and Latin American operations (collectively "Concord Americas"), including FOB Hong Kong sales to customers in these regions for Fiscal 1998, 1997 and 1996 were approximately $19,132,000, $22,076,000 and
$26,224,000, respectively. Consolidated sales of Concord Camera GmbH ("Concord Germany"),

Concord Camera Europe (formerly Concord Camera UK Limited) ("Concord UK") and Concord Camera France SARL ("Concord France"), collectively "Concord Europe," including FOB Hong Kong sales to customers in these regions were approximately $14,744,000, $12,532,000 and $13,910,000 in Fiscal 1998, 1997 and 1996,
respectively. These net decreases are due to lower sales of traditional and single-use camera models. The decrease in sales to Concord Americas resulted from an aging product line of traditional cameras and intensified competition in the sale of single-use cameras.

Far East. Sales by Concord HK (excluding FOB Hong Kong sales to customers in the Americas and Europe) were approximately $68,047,000, $30,032,000 and $26,648,000 in Fiscal 1998, 1997 and 1996, respectively. The increase is due to the continued acceptance of the Company's newer products, principally the single-use and slim-line camera models, and the successful implementation of F.O.B. Hong Kong sales programs with the Company's larger customers. The Company believes that sales in the Far East will continue to represent a significant percentage of total sales.

Licensing Activities. In Fiscal 1995, the Company executed a license agreement with Hallmark Licensing, Inc., as agent for Binney & Smith Properties, Inc. ("Binney & Smith"), under which the Company licensed certain Binney & Smith trademarks with regard to Crayola and certain associated marks, tradenames and logos for use with single-use cameras, pocket 110 cameras and 35 millimeter cameras. The agreement expires December 31, 1998, but the Company may renew the agreement for an additional one-year term if actual royalties payable under the agreement exceed a pre-determined minimum level.

In Fiscal 1997, the Company executed a license agreement with Britt Allcroft (Thomas) Limited under which the Company licensed certain trademarks with regard to "Thomas the Tank Engine & Friends" and certain associated marks, trademarks and logos for use with single-use cameras, pocket 110 cameras, 35 millimeter cameras, Advanced Photo System cameras, photograph albums and camera cases. The agreement expires March 31, 1999. In addition, the Company is seeking to license other high-profile brands.

Customers. In Fiscal 1998 and 1997, approximately 83.6% and 67.1%, respectively, of the Company's sales were to its ten largest customers. The consolidated sales to the Company's three largest customers, Kodak, Imation and Agfa in Fiscal 1998 amounted to approximately $28,152,000 (27.4%), $14,513,000 (14.1%) and $13,926,000 (13.6%), respectively. The loss of any of these three customers, in management's opinion, could have a material adverse impact on the Company.

Imation and Agfa-Gevaert AG have renewed agreements with the Company for the Company to supply single-use cameras as an OEM. Each agreement is for a one-year term and requires minimum purchases of several million single-use cameras by each of these customers. In addition, as noted above, the Company has executed an agreement to supply a low cost Advanced Photo System camera to Kodak, which includes minimum purchase requirements. The Company has also executed an agreement with Polaroid to co-develop and exclusively manufacture specialized, traditional and single-use cameras for Polaroid, which includes minimum purchase requirements.

Advertising. The Company engages in a limited amount of advertising and in the past has given allowances to customers who advertise its products. Advertising allowances and other discounts were approximately $793,000, $876,000 and $889,000 in Fiscal 1998, 1997 and 1996, respectively.

Manufacturing

General. The Company conducts all of its manufacturing activities in the PRC. During Fiscal 1998, the Company completed an expansion and conversion program which increased the Company's PRC manufacturing and related dormitory facilities to over 500,000 square feet.

The Company purchases and stores its raw materials and components at its PRC facilities. Raw materials and components include film, batteries, glass lenses, plastic resins, metal, packaging, and electronic component parts. The Company also purchases and resells photographic accessories, including flashes, vinyl pouches, and carrying cases for its cameras. The Company's operations and profitability are substantially dependent upon its manufacturing and assembly activities. The Company conducts engineering, design, purchasing and certain distribution and warehouse activities in Hong Kong. The Company's manufacturing activities in the PRC are conducted pursuant to the PRC agreements (the "PRC Agreements") with various local municipal and government agencies and sub-divisions located in Baoan County, Shenzhen Municipality, PRC (collectively, the "PRC Entities"). The Company's initial agreement in Baoan County was approved on September 12, 1985 by the local Foreign Economic Relations Office ("FERO"), which was necessary to assure the validity and enforceability of the PRC Agreements. The Company's most recent PRC Agreement covering its manufacturing activities was approved by the PRC Entities and FERO in 1993 and expires in 2002. The Company intends to continue to expand its operations in the PRC, although there can be no assurance that it will be able to do so.

Products

General.

Camera Products. Concord is primarily engaged in the development, design, manufacture, marketing, distribution and sale of popularly-priced, easy-to-use cameras. The Company currently produces traditional and single-use 35mm cameras, traditional and single-use Advanced Photo System cameras, and 110 film cartridge cameras, and has contracted to produce single-use and manual instant cameras in 1999. The Company manufactures and assembles its products in the PRC for both direct sale under Company brand names and on an OEM basis. Retail prices of the Company's products range from $5.99 to $60.00. A detailed listing and description of the Company's products is contained in Appendix C.

In 1991, the Company began to sell single-use cameras, which accounted for 45.9% of Fiscal 1998's consolidated net sales. In addition to its own single-use camera technology in Fiscal 1996, the Company obtained a license to use certain single-use camera patents owned by Fuji.1

In Fiscal 1995, the Company commenced a product development program with the goal of developing and designing new products for major consumer products companies with established brand names and distribution channels. This program continues today, and has already resulted in a new low cost Advanced Photo System camera2 marketed by Kodak and a contract to co-develop and, in 1999, begin providing Polaroid3 with significant quantities of single-use and manual instant cameras.

In Fiscal 1996, the Company decided to terminate production of certain 35mm traditional motorized camera models that it had produced in the past and had anticipated producing in the future. The Company made this decision in part because of the aged design of these products and the anticipated introduction of Advanced Photo System cameras to the marketplace. During the fourth quarter of Fiscal 1996, the Company recorded provisions totaling approximately $3,035,000 with respect to this line of 35mm cameras and related finished goods and components inventories to fairly reflect their net realizable value, as well as with respect to certain tools, molds and other related fixed assets.

Non-Camera Products. From time to time, the Company has also sold various non-camera products on an OEM basis. However, such sales have not been material. In Fiscal 1998, the Company began to manufacture cameras for the largest toy company in the world, Mattel. The Company believes that it can build on this relationship to design, develop, and manufacture additional products for Mattel and other non-camera companies. The Company has contracted with Mattel for the manufacture of Viewmaster products to be sold and distributed by Mattel under Mattel's brand name.

New Products. The Company's manufactured products are created, designed and engineered principally in Hong Kong. As of June 30, 1998, the Company employed 59 engineers and designers in its Hong Kong offices. In August 1998, the Company opened a temporary design center in Chicago, Illinois, which currently employs four engineers and designers. These employees will move to a 10,000 square foot design center in Florida in December 1998. The Company expects to employ 10 engineers and designers at the Florida design center.

--------
(1) The Company instituted an action in December 1997 in the Southern District of New York seeking to prevent Fuji from terminating a license agreement previously entered into between the parties. Fuji has alleged that the Company by entering into one or more commercial transactions violated the terms of a license agreement between the parties. Fuji has filed a counterclaim seeking to terminate the license agreement and seeking unspecified damages. The matter is in discovery. Fuji has not yet fully responded to the Company's discovery demands. In addition, on February 13, 1998, Fuji filed a complaint with the International Trade Commission seeking (1) to halt the importation of unlicensed single-use cameras into the United States and (2) to ban the unlicensed re-manufacture of single-use cameras in the United States. The Company is not a party to this proceeding. Nevertheless, Fuji's action, if successful, could lessen competition for the Company in the domestic single-use camera market. See Item 3, "Legal Proceedings."

(2) The Company licenses certain Advanced Photo System technology from the Advanced Photo System development companies.

(3) The Company licenses certain technology from Polaroid in connection with its products.

New products are, and are expected to continue to be, designed both independently and on a co-development basis with existing and potential new OEM customers. In addition to its ability to manufacture low cost and high quality products, Concord differentiates its OEM capability by providing its customers with dedicated design and development expertise.

The results of the Company's new product development program began to appear in Fiscal 1996 with the introduction of single-use Advanced Photo System cameras, and in Fiscal 1997 with the introduction of a new traditional 35mm camera. Also, in the first quarter of Fiscal 1998, the Company began delivery of a new Advanced Photo System traditional camera to Kodak. The Company has designed and expects to introduce a number of innovative Advanced Photo System and 35mm, traditional and single-use cameras in the future, as well as the Polaroid single-use and manual instant cameras.

Product Development. The Company expended approximately $3,963,000, $3,130,000 and $1,722,000 in Fiscal 1998, 1997 and 1996, respectively, for product design and development. The large increase in these costs over these years was due to the significant development costs incurred with respect to new Advanced Photo System single-use and conventional cameras, as well as new 35 millimeter single-use cameras. The Company anticipates product development costs to continue to increase in Fiscal 1999 with the opening of its U.S. design center and as management continues to develop new products.

Suppliers, Raw Materials and Production

General. The Company owns or leases the tools and equipment necessary to manufacture most of the components used in its cameras. Numerous manufacturers and suppliers in the Far East and other parts of the world supply the Company with components, materials and film it does not manufacture.

Sourcing. From time to time, the Company purchases finished products from third-party manufacturers. The Company depends on non-affiliated suppliers for its required glass lenses, motors, film and certain electronic components such as transistors and diodes. In the past, the Company has experienced, and may in the future experience, difficulties in obtaining in a timely manner certain components and film necessary for its finished products. The Company believes, however, that it is not dependent on any single supplier for any component or film and that it could find alternate sources on relatively short notice at prices competitive with those it currently pays.

Advance Commitments. To secure adequate production materials, components and film the Company must make substantial advance commitments to suppliers ranging from one to six months prior to the receipt of firm orders from customers. However, many of these commitments are subject to changes in numbers, assortments or delivery dates. Although, from time-to-time, the Company has experienced difficulties obtaining needed materials, components and film on a timely basis, it has been able to operate under such conditions. The Company believes these conditions to be standard in its industry.

Quality Control. The Company devotes substantial effort to quality control, including testing components and raw materials when purchased or produced, testing during the assembly process and final quality control testing of finished products. The Company's terms with all of its United States customers include the right to return defective merchandise for credit. Foreign customers are permitted to exchange defective merchandise for the same product, and the Company believes those practices to be standard in its industry.

Trademarks and Patents

The Company owns trademarks on the CONCORD(R), KEYSTONE(R), Funshooter(R), LE CLIC(R) and Apex(R) names for cameras sold in the United States and numerous foreign countries. In addition, the Company owns the trademark ARGUS(R) in numerous countries other than in the United States and Mexico. The Company purchased several of the patents used in its Keystone cameras. In addition, the Company was granted United States patents for its data imprinting system, its film counter in the back of the camera, and its method for film loading, and it has applied for United States and Japanese patent protection for certain camera related processes and anticipates filing for patent protection on those processes in other countries. Concord HK has applied for United States and foreign patent protection for a film drive system used in certain cameras it produces. The Company believes that its competitiveness and market share are not dependent on the ultimate disposition of its patent applications.

Employees

On June 30, 1998, the Company had 157 employees: 22 in the United States, three in Germany, six in Canada, 111 in Hong Kong and the PRC, one in Japan, two in France and 12 in the UK. Sixty-five Company employees are in executive, administrative or clerical capacities, 15 in direct merchandising and sales, 18 in warehouse and shipping and 59 in engineering and design. No Company employee is represented by a union. The PRC Entities currently provide the Company with approximately 3,500 workers at its PRC facilities. To date the Company has not had any of its operations interrupted due to labor disputes and it considers its working relationship with employees and workers to be good.

In conjunction with the opening of the Company's U.S. Design Center in Chicago during the first quarter of Fiscal 1999, the Company has hired four additional experienced design engineers.

Risk Factors

Dependence on Agreements with the PRC

General. The Company manufactures a majority of the components used in its cameras and assembles all of its manufactured finished products in the PRC pursuant to the PRC Agreements. FERO approval is required on all of the PRC Agreements to ensure their enforceability. See "Manufacturing--General."

Operating Practices. The Company's PRC Agreements provide for the production and manufacture of cameras at the Company's owned facilities in the PRC with labor supplied by PRC Entities. The PRC Entities currently supply the Company with approximately 3,500 workers to manufacture and assemble cameras. During Fiscal 1996, the Company completed construction of a new factory building on the Company-leased land next to the other Company-owned buildings and moved the manufacturing and assembling operations from the leased assembly plants to the new factory and existing Company-owned buildings. During the first quarter of Fiscal 1997, the Company completed the conversion of certain production facilities on the Company-leased land. Consequently, the Company no longer leases manufacturing facilities from the PRC Entity. See "Item 2. Properties". Although a substantial number of the Company's workers are employees of the PRC Entities, the Company is responsible for their food and housing and substantially all of them live in Company maintained dormitories. The current average cost per production line worker is approximately $120 per month including room and board and the Company's payments to the PRC Entities allocable to the provision of those workers. If any worker fails to work efficiently or to improve after instruction, the Company has the right to request that the PRC Entities replace that individual. Additionally, the Company has completed an expansion and conversion program that increased the aggregate size of the PRC manufacturing and related dormitory facilities to over 500,000 square feet.

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

Other PRC Risks. If the PRC Entities fail to honor the PRC Agreements, the Company believes that within a six-month period it could resume production activities elsewhere in the PRC through the use of subcontractor agreements with other third-party manufacturers. The Company is not able to estimate the amount of time required to enter into a new PRC Agreement. In order to minimize this risk, the Company obtained a land use certificate for the land on which the Company-owned plant is situated and to which it has obtained title. However, in addition to lost assets and revenues attributable to the discontinuance of its operations at the Baoan County facilities, the Company would likely experience some loss on account of such interruption depending upon where and under what arrangements the Company was able to resume production. If, for any reason, the Company could not continue production in its existing PRC locations, all manufacturing activities would cease for at least six months until the Company was able to resume production elsewhere. If the Company were required to move its production operations from the PRC, the Company's profitability would be substantially impaired, its competitiveness and market position would be materially jeopardized and there could be no assurance that it would be able to profitably manufacture and distribute its products.

Risk of Expropriation and Restrictions

There is a risk of expropriation of the Company's assets by the PRC and the imposition of restrictions or embargoes on the export of finished products, or the import of components and materials used in the Company's PRC operations. At June 30, 1998, the net book value of Company assets in the PRC was approximately $13,302,000. The amount of Company assets in the PRC is expected to increase as operations in that country continue to grow. The Company maintains property and casualty insurance covering the cost of assets in its PRC facilities and has insured those assets against expropriation. The Company also maintains political risk insurance on certain equipment up to $4,000,000. If the Company were required to relocate and could not remove the assets it owns or leases in the PRC, the cost of replacement of such assets would be significantly higher than their book value.

Interruptions as a Result of Political Events

The Company did not experience any interruption in its manufacturing or other operations as a result of political events (Tiananmen Square) in the PRC in June 1989 other than a brief interruption of deliveries between Hong Kong and the PRC. There can be no assurance that similar events will not occur in the PRC in the future and, if they do occur, that they will not result in material interruption of the Company's manufacturing or other operations.

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

Dependence on Key Personnel

The Company is run by a small number of key management personnel, the loss of certain of whom could have a material adverse impact on the Company. The Company believes that its future success will depend in large part on its continued ability to attract and retain highly-skilled and qualified personnel.

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

Foreign Currencies. Since 1983, the Hong Kong dollar has been pegged to the United States dollar at an approximate rate of U.S.$l = HK$7.73. There can be no assurance, however, that the exchange rate of the Hong Kong dollar will not fluctuate in the future. Certain obligations under the PRC Agreements and the Company's Hong Kong suppliers are paid in Hong Kong dollars. In addition, the Company is exposed to currency risks in Japan and various other countries where it purchases materials for its products or sells those products.

Hong Kong 1997. Effective July 1, 1997 the exercise of sovereignty over Hong Kong was transferred from the United Kingdom to the PRC pursuant to a Sino-British Joint Declaration on the Question of

Hong Kong (the "Joint Declaration") signed on December 19, 1984. Hong Kong is now a Special Administrative Region ("SAR") of the PRC. The Joint Declaration provides that the Hong Kong SAR shall be directly under the authority of the PRC, shall enjoy a high degree of autonomy except in foreign and defense affairs and shall be vested with executive, legislative and independent judicial powers. It also provides that the current social and economic systems in Hong Kong shall remain unchanged for 50 years after June 30, 1997 and that Hong Kong shall retain its status as an international financial center.

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

Importation of Products and Tax Considerations. The importation of camera products into the United States and other jurisdictions in which Company products are sold is subject to numerous risks including non-Company related labor strikes, shipping delays, fluctuation in currency exchange rates and import duties. There can be no assurance that the United States, the PRC, Hong Kong or other countries will not in the future impose trade restrictions which could adversely affect the Company's operations. The United States duty on imported cameras of the type that the Company sells from countries of origin which enjoy United States normal trading relations ("NTR") status (formerly known as "most favored nation status") range from 3% to 4%. There are currently no United States import quotas on the type of products manufactured and distributed by the Company. NTR status entitles imports from the PRC to enter the United States subject to the same rate of duty which applies to imports from other NTR countries. The PRC's current NTR status was renewed on July 22, 1998, with such status to be reviewed annually. The President may recommend that NTR status for the PRC be extended for successive 12-month periods, but the Company can give no assurances or make any predictions as to what actions the President may take regarding the PRC's NTR status.

As a result of trade disputes between the United States and the PRC, the United States Trade Representative ("USTR") has published lists of products imported from the PRC that are potentially subject to increased tariffs in the event the trade dispute is not resolved. At the present time, there are no pending trade disputes in connection with which such lists have been published. The United States has published such a list, which list did not include cameras, in connection with a dispute over intellectual property rights protection in the PRC, but the two sides settled that dispute on February 26, 1995 by reaching a comprehensive agreement designed to ensure greater protection for U.S. intellectual property in the PRC. The United States revisited the intellectual property rights issue in 1996, publishing a proposed retaliation list which focused on PRC textile exports and did not include cameras, before reaching an accord on June 17, 1996, to strengthen enforcement of the 1995 agreement.

In addition, the United States is currently monitoring various PRC practices including trade, investment and government procurement, as well as the PRC's compliance with various multilateral and bilateral agreements. The Company cannot predict whether the Untied States will take future trade actions against the PRC that may result in increased tariffs against PRC products including products imported by the Company.

The PRC is currently engaged in talks concerning its possible accession to the World Trade Organization ("WTO"). Successful conclusion of these talks could result in the application of comprehensive rules to the PRC's trade with other WTO members, including the United States. However, the Company cannot predict when such talks may conclude, or when such rules may come into effect. Furthermore, PRC accession to the WTO would not necessarily eliminate the need for successive yearly determinations by the United States regarding the PRC's NTR status.

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

Certain provisions of the Code currently tax the Company on Concord HK's "foreign base company income" if such income is equal to or greater than the lesser of $1,000,000 or 5% (the "De Minimis Amount") of Concord HK's gross income. "Foreign base company income" is defined to include income derived from certain types of activities including "foreign personal holding company income" and "foreign base company sales income". Concord HK believes that it earns "foreign base company sales income" because a portion of its earnings might be attributable to selling activities as opposed to manufacturing or production activities and thereby result in some "foreign base company sales income."

The Company includes such foreign base company income in its United States taxable income. Due to the availability of net operating loss carryovers, such inclusion does not currently have a material impact on the Company's U.S. tax liability.

Another provision of the Code would tax the Company currently if Concord HK makes certain investments in United States property, as specifically defined. An investment in such property includes, among other things, ownership of tangible property in the United States, or stock or obligations of United States persons, or a guarantee of an obligation of a United States person. There is an exception to the rule treating obligations of United States persons as constructive dividends for obligations arising in connection with the sale of property, such as trade accounts payable if the amount of the obligation is not commercially excessive by reference to transactions between unrelated persons. The Company does not believe that the Company's obligations to Concord HK, arising from the purchase of Concord HK products, are in an amount or on terms such as would cause such obligations to be deemed commercially excessive and the Company will attempt to secure financing without requiring Concord HK to guarantee it.

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

The Company's carryforward net operating losses will be applied to reduce the Company's current taxable income and the federal income tax on any remaining taxable income will be reduced by foreign tax credits subject to statutory limitations on such credits.

Other Subsidiaries. Concord Canada, Concord Europe, Concord France, Concord Germany and Concord Panama are also CFC's to which the United States tax laws, as discussed above, are applicable. Due to the nature of their operations, some of those CFC's may earn or generate "foreign base company income" above the De Minimis Amount. However, the Company does not believe that the United States tax on "foreign base company income" generated by the Company's CFC's in excess of available foreign tax credits would represent a substantial percentage of its total income. It is not expected that those foreign subsidiaries will make investments in United States property and no United States taxes have been provided on the earnings of those subsidiaries since management intends to permanently reinvest such earnings abroad.

Forward-Looking Statements

The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified by the use of forward-looking terminology such as; "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements. Management wishes to caution the reader that these forward-looking statements, such as statements regarding development of the Company's business, the Company's anticipated capital expenditures and other statements contained in this report regarding matters that are not historical facts are only estimates or predictions. No assurance can be given that future results will be achieved; actual events for results may differ materially as a result of risks facing the Company or actual results differing from the assumptions underlying such statements. In particular, expected revenues could be adversely affected by production difficulties or economic conditions adversely affecting the market for the Company's products. To obtain the results expected from the introduction of the Company's new products will require timely completion of development, successful ramp-up of full-scale production on a timely basis and customer and consumer acceptance of those products. In addition, the OEM agreements require an ability to meet high quality and performance standards, successful implementation of production at greatly increased volumes and an ability to sustain production at greatly increased volumes as to all of which there can be no assurance. There also can be no assurance that products under development will be successfully developed or that once developed such products will be commercially successful.

Item 2. Properties.

United States Offices and Warehouses. The Company's principal offices containing the Company's domestic warehouse and administrative offices are in a 35,000 square foot facility located at 35 Mileed Way, Avenel, N.J. The Company's lease on this facility provides for a rent of approximately $13,300 per month and expires on December 31, 1998.

The Company plans to move its principal offices to a 10,100 square foot facility including a 2,900 square foot design center located at 400 Hollywood Blvd., Hollywood, Florida 33021, and relocate its domestic warehouse to a 13,700 square foot facility located at Port 95 Distribution Center #500, 398 SW 30th Avenue, Ft.
Lauderdale, Florida 33312, commencing December 1998. The Company's leases on these facilities provide for a rent of approximately $13,300 and $6,900 per month, respectively, with annual increases of 4% and 3%, respectively, and expire in August 31, 2008, and 120 months from the completion of warehouse improvements (or approximately November 30, 2008), respectively. In August
1998, the Company opened a temporary design center in Chicago, Illinois.

Hong Kong. The Company owns one floor and leases three floors constituting approximately 23,000 square feet of warehouse and business space at Fortei Building, 98 Texaco Road, Tsuen Wan, New Territories, Hong Kong at a cost of approximately $15,800 per month including rent and maintenance.

Other Jurisdictions. The Company leases warehouse and/or office space in France, Canada, Germany and the UK in connection with the activities of its subsidiaries in those jurisdictions.

PRC--Operations. Cameras and components are manufactured and assembled at the Company-owned manufacturing facilities located in Baoan County, Shenzhen Municipal, PRC (the "Company Facility"). The Company leases three employee dormitories and a canteen (the "Dormitories") at a cost of approximately $12,800 per month. The aggregate square footage of the Company Facility and the Dormitories is in excess of 500,000 square feet.

In Fiscal 1996, the Company completed construction of an additional factory building and in Fiscal 1997 completed the conversion of a Company-owned dormitory to office, administrative space, engineering facilities, factory space for pilot runs and living quarters for foreign employees on the same plot of land as the current Company facility (the "Addition") to accommodate increased production and to facilitate the consolidation of the leased facilities into the Company Facility. The Company also completed certain improvements to the new leased dormitory in Fiscal 1996. Additionally, the Company has completed an expansion program that increased the aggregate size of the PRC manufacturing and related dormitory facilities. In connection with these construction activities in China, the Company incurred costs of approximately $2,702,000. Such cost will be amortized over the expected useful life of the Addition. If production requirements continue to increase, the Company may be required to provide for an additional dormitory.

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

Fuji. On December 30, 1997, the Company commenced in the United States District Court of the Southern District of New York (the "Court") an action against Fuji seeking to enforce the terms of a Settlement Agreement between the Company and Fuji (the "Settlement Agreement") and to restrain Fuji from terminating the Settlement Agreement. Under the terms of the Settlement Agreement, the Company has been granted a worldwide (subject to certain geographic limitations), non-exclusive license to use certain Fuji technology in connection with the manufacture and sale of single-use cameras. On January 9, 1998, the Court granted the Company's request for an order restraining Fuji from terminating the Settlement Agreement. Pending a final judicial determination of the dispute, the restraining order will continue in effect as long as the Company refrains from making any further shipments pursuant to the purchase order which gave rise to the dispute.

Item 4. Submission of Matters to a Vote of Security Holders.

On April 23, 1998, the Company held its Annual Meeting of Shareholders at which all of the Company's nominees for directors were elected. The shareholders' vote electing each of the directors was as follows:

    Mr. Ira B. Lampert              10,275,506 for, 168,587 withheld;
    Mr. Steve Jackel                10,275,546 for, 168,547 withheld;
    Mr. Eli Arenberg                10,270,845 for, 173,248 withheld;
    Mr. Morris H. Gindi             10,275,905 for, 168,188 withheld;
    Mr. Joel Gold                   10,275,905 for, 168,188 withheld;
    Mr. J. David Hakman             10,275,906 for, 168,187 withheld;
    Mr. Ira J. Hechler              10,270,844 for, 173,249 withheld; and
    Mr. Kent M. Klineman            10,274,805 for, 169,288 withheld.

The shareholders also ratified the selection of Ernst & Young LLP as the Company's independent auditors by a vote of 10,357,662 for, 10,101 against and 76,330 abstain.

                                    PART II

Item 5. Market for Company's Common Equity and Related Shareholder Matters.

The Company's common stock, no par value per share ("Common Stock"), is traded on the NASDAQ National Market System under the symbol LENS. The approximate high and low bid prices for the shares tabulated below are as reported by the NASDAQ National Market System and represent interdealer quotations which do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions. As of September 17, 1998, there were 11,214,451 shares of Common Stock ("Common Shares") outstanding, held by 1,103 record holders. There are in excess of 3,300 beneficial holders of the Company's Common Stock.


Period                                       Bid Price
------                                       ---------

Quarter Ended                  High                         Low
-------------                  ----                         ---

September 30, 1996             3 1/8                        1 15/16

December 31, 1996              2 7/16                       1 9/16

March 31, 1997                 2 13/16                      1 21/32

June 30, 1997                  2 25/32                      1 3/4

September 30, 1997             4 3/4                        2 3/8

December 31, 1997              5 1/16                       2 7/16

March 31, 1998                 4 7/8                        2 5/8

June 30, 1998                  7 7/16                       4 3/8

The Company has never paid cash dividends and has no present intention to pay cash dividends.

Item 6. Selected Financial Data.

                                                                Year Ended June 30,
                                                                -------------------
                                               1998        1997         1996        1995       1994
                                               ----        ----         ----        ----       ----
                                                 (Dollars in thousands except per share amounts)
STATEMENT OF OPERATIONS DATA:
Net Sales                                  $102,663      $ 65,747    $ 66,782     $ 62,139     $54,817
                                           --------      --------    --------     --------     -------
Cost of Product sold                         74,771        48,722      49,293       41,984      37,684
                                           --------      --------    --------     --------     -------
Gross Profit                                 27,892        17,025      17,489(4)    20,155      17,133
Operating expenses                           21,892        17,864      19,173       18,685      17,734
                                           --------      --------    --------     --------     -------
                                              6,000          (839)     (1,684)       1,470        (601)
Other (income) expenses, net                   (517)         (123)        (30)         154         221
                                           --------      --------    --------     --------     -------
Income (loss)
before income taxes                           6,517          (716)     (1,654)       1,316        (822)
Income taxes                                    504           117          80          107         123
                                           --------      --------    --------     --------     -------
Net income (loss)                           $ 6,013         ($833)    ($1,734)      $1,209       ($945)
                                           ========      ========    ========     ========     =======
Basic earnings (loss) per share               $0.55        ($0.08)     ($0.16)       $0.12      ($0.09)
                                           ========      ========    ========     ========     =======
Diluted earnings (loss) per share             $0.52        ($0.08)     ($0.16)       $0.12      ($0.09)
                                           ========      ========    ========     ========     =======

BALANCE SHEET DATA:
Working Capital                             $20,813       $13,994     $16,696      $17,432     $21,115
                                           ========      ========    ========     ========     =======
Total assets                                $72,082       $53,088     $49,850      $50,189     $48,182
                                           ========      ========    ========     ========     =======
Long-term debt                               $3,871        $2,397      $2,379        $ 388     $ 3,998
                                           ========      ========    ========     ========     =======
Total stockholders' equity                  $36,105       $29,502     $30,478      $32,264     $31,055
                                           ========      ========    ========     ========     =======

------------
(4) Gross profit in Fiscal 1996 included a provision for inventory and related items of approximately $3,035 in certain 35mm camera products and related inventory.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto presented elsewhere in this Report.

Results of Operations

The following table sets forth the relationship between total sales and certain expenses and earnings items for the three years ended June 30, 1998, 1997 and 1996:

                                                      Year Ended June 30,
                                                 1998        1997       1996
                                                 ----        ----       ----

     Net Sales                                  100.0%       100.0%     100.0%
     Cost of Product Sold                        72.8         74.1       73.8

     Gross Profit                                27.2         25.9       26.2
     Operating Expenses                          21.3         27.2       28.7
     Other (income), net                         (0.5)        (0.2)       0.0
     Income (loss) before income taxes            6.4         (1.1)      (2.5)
     Income taxes                                 0.5          0.2        0.1
     Net income (loss)                            5.9%        (1.3%)     (2.6%)

Fiscal 1998 Compared to Fiscal 1997

Revenues. Total revenues for Fiscal 1998 and 1997 were approximately $102,663,000 and $65,747,000, respectively, an increase of approximately $36,916,000 or 56.1%. Revenues from OEM sales in Fiscal 1998 increased by approximately $38,016,000 or 126.6% to $68,048,000 in Fiscal 1998 from
$30,032,000 in Fiscal 1997, while sales to other customers decreased by approximately $1,100,000 or 3.1% to $34,615,000 in Fiscal 1998 from $35,715,000 for Fiscal 1997. The increase in OEM sales is attributable to increased purchases by preexisting OEM customers together with purchases by new OEM customers offset, in part, by decreased purchases by other preexisting customers. The decline in sales to other customers is attributable to lower sales of traditional and single-use camera models. This decrease in sales resulted from an aging product line of traditional cameras and intensified competition in the sale of single-use cameras.

One aspect of the Company's previously announced co-development project with Polaroid is nearing completion and manufacturing on an exclusive basis by the Company of the new Polaroid single-use flash instant camera commenced at the end of the first quarter of Fiscal 1999. First 12 months revenues from this contract are presently estimated to be in the range of $15 to 20 million. The Company is also engaged in discussions with certain existing OEM customers for the addition, in the future, of new products to the Company's manufacturing arrangements with such customers. The Company anticipates sales in fiscal 1999 to be in the $115 million to $125 million range and net income for Fiscal 1999 to be in the range of $7 million to $8 million or $0.58 to $0.66 per diluted share.

Single-use camera sales amounted to approximately $47,116,000 or 45.9% of total sales in Fiscal 1998 versus $44,108,000 or 67.1% of total sales in Fiscal 1997.

Sales by Concord HK in Fiscal 1998 and 1997 were approximately $85,896,000 and $46,443,000, respectively, an increase of approximately $39,453,000 or 84.9%. The increase is due primarily to the continued growth of shipments to OEM customers by Concord Hong Kong. The Company expects Fiscal 1999 OEM revenues to grow as manufacturing under the Polaroid OEM contract ramps up.

Consolidated sales of Concord Americas for Fiscal 1998 and 1997, including FOB Hong Kong sales to customers in the Americas, were approximately $19,132,000 and $22,076,000, respectively, a decrease of $2,944,000 or 13.3%. The decrease in sales to Concord Americas resulted from an aging product line of traditional cameras and intensified competition in the sale of single-use cameras.

Consolidated sales of Concord Europe for Fiscal 1998 and 1997, including FOB Hong Kong sales to customers in Europe, were approximately $14,744,000 and $12,532,000, respectively, an increase of approximately $2,212,000 or 17.7%. The increase in sales to Europe is primarily attributable to increased FOB Hong Kong sales.

Gross Profit. Gross profit, expressed as a percentage of sales, increased from 25.9% in Fiscal 1997 to 27.2% in Fiscal 1998. This increase was primarily as a result of more favorable absorption of manufacturing overhead and labor utilization resulting from increased sales and manufacturing volume and efficiencies. At the same time, product development costs associated with new products increased from $3,130,000 in Fiscal 1997 to $3,963,000 in Fiscal 1998, an increase of $833,000 or 26.6%. The Company anticipates product development costs to continue to increase in Fiscal 1999 as management continues to expand its product lines.

Operating Expenses. As a percentage of sales, operating expenses decreased to 21.3% in Fiscal 1998 from 27.2% in Fiscal 1997. Operating expenses, consisting of selling, general and administrative, financial expenses and litigation and settlement costs increased to $21,891,000 in Fiscal 1998 from $17,863,000 in Fiscal 1997, an increase of approximately $4,028,000.

As a percentage of sales, selling expenses decreased to 9.0% in Fiscal 1998 from 10.6% in Fiscal 1997. Selling expenses increased to $9,234,000 in Fiscal 1998 from $6,950,000 in Fiscal 1997. The increase was primarily attributable to the Company's increased sales volume and increases in freight costs, royalty expenses and promotion allowances net of benefits from the consolidation of warehouse and administration facilities undertaken in Fiscal 1996.

As a percentage of sales, general and administrative expenses decreased to 10.5% in Fiscal 1998 from 14.1% in Fiscal 1997. General and administrative expenses increased to $10,777,000 in Fiscal 1998 from $9,247,000 in Fiscal 1997. The increase is primarily attributable to increases in professional fees and expenses related to new OEM customer agreements, increased rent, other expenses and costs relating to the relocation of the Company's principal offices to Florida.

As a percentage of sales, financial expenses decreased to 1.6 % in Fiscal 1998 from 2.2% in Fiscal 1997. Financial expenses increased to $1,668,000 in Fiscal 1998 from $1,465,000 in Fiscal 1997. Such increase was primarily a result of an increase in average debt outstanding during Fiscal 1998.

Litigation and settlement costs in Fiscal 1998 and 1997 were approximately $213,000 and $201,000, respectively. In Fiscal 1998, these matters consisted primarily of the demand for arbitration and other litigation against Jack C. Benun.

Other (income) expense, Net. Other (income) expense, net includes interest income, gains and losses from the sale of fixed assets, foreign exchange gains and losses, directors' fees and certain public relations costs.

With respect to foreign exchange gains and losses, the Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, German Mark, British Pound Sterling, French Francs, and Japanese Yen. Each of the Company's foreign subsidiaries purchases its inventories in U.S. Dollars and sells them in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. Certain components needed to manufacture cameras are priced in Japanese Yen. The translation from the applicable currencies to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The impact of foreign exchange transactions is reflected in the profit and loss statement, which in Fiscal 1998 included a gain of approximately $374,000.

In Fiscal 1998, the Company's hedging activities were immaterial and at June 30, 1998 there were no forward exchange contracts outstanding.

Income Taxes. As of June 30, 1998, Concord had net operating loss carryforwards for U.S. tax purposes of approximately $11,951,000, which expire as follows: $5,700,000 in 2008; $2,770,000 in 2009; and $3,481,000 in 2010.
Net operating losses for state tax purposes began to expire in 1997. Net operating loss carryforwards cannot be used to offset certain alternative minimum tax elements under the Internal Revenue Code.

The income tax provision for Fiscal 1998 of approximately $504,000 is comprised of a current U.S. tax provision of approximately $69,000, a current foreign provision of approximately $318,000 and a deferred provision of approximately $117,000. The Company's provision for income taxes for Fiscal 1998 is primarily related to the earnings of the Company's Far East and domestic operations, net of benefits relating to operating loss carryforwards and overpayments/refunds on the Company's other subsidiaries.

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

Net Income. As a result of the matters described above, the Company had net income of approximately $6,013,000 in Fiscal 1998 compared to a net loss of approximately $833,000 in Fiscal 1997, an increase in profit of approximately $6,846,000.

Fiscal 1997 Compared to Fiscal 1996

Revenues. Total revenues for Fiscal 1997 and 1996 were approximately $65,747,000 and $66,782,000, respectively, a decrease of approximately $1,035,000 or 1.5%. Revenues from OEM sales in Fiscal 1997 increased by approximately $3,606,000 or 13.7% to $29,880,000 in Fiscal 1997 from
$26,274,000 in Fiscal 1996, while sales to other customers decreased by approximately $4,641,000 or 11.5% to $35,867,000 in Fiscal 1997 from
$40,508,000 for Fiscal 1996. The increase in OEM sales was attributable to increased purchases by two preexisting OEM customers together with purchases by two new OEM customers offset, in part, by decreased purchases by another preexisting customer. The decline in sales to other customers was attributable to lower sales of traditional and single-use camera models. The decrease in traditional camera revenues was anticipated and previously outlined in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 in connection with management's decision to eliminate a number of older motorized and manual traditional models.

The Company signed an agreement with Kodak for production of a lower cost Advanced Photo System camera to be sold and marketed by Kodak as one of its own branded products. Shipments began in September 1997 and contributed $28,152,000 to revenues in Fiscal 1998. In addition, the Company completed an agreement with Polaroid to co-develop and exclusively manufacture specialized, traditional and single-use cameras for Polaroid.

Single-use camera sales amounted to approximately $44,108,000 or 67.1% of total sales in Fiscal 1997 versus $43,553,000 or 65.2% of total sales in Fiscal 1996.

Sales by Concord HK in Fiscal 1997 and 1996 were approximately $46,249,000 and $42,442,000, respectively, an increase of approximately $3,807,000 or 9.0%. The increase was due primarily to the continued growth of shipments to OEM customers by Concord Hong Kong. This trend continued in Fiscal 1998.

Consolidated sales of Concord Americas for Fiscal 1997 and 1996, including FOB Hong Kong sales to customers in the Americas, were approximately $21,997,000 and $26,224,000, respectively, a decrease of $4,227,000 or 16.1%. The decrease in sales to Concord Americas resulted from an aging product line of traditional cameras and intensified competition in the sale of single-use cameras.

Consolidated sales of Concord Europe for Fiscal 1997 and 1996, including FOB Hong Kong sales to customers in Europe, were approximately $12,742,000 and $13,910,000, respectively a decrease of $1,168,000 or 8.4%. This decrease is primarily attributable to an aging product line, intensified competition in the sale of single-use cameras and the effect of a United States dollar that increase in value relative to European currencies during Fiscal 1997.

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

Operating Expenses. Operating expenses, consisting of selling, general and administrative, financial expenses and litigation and settlement costs decreased to $17,864,000 in Fiscal 1997 from $19,173,000 in Fiscal 1996, a decrease of approximately $1,309,000 or 6.8%. As a percentage of sales, operating expenses decreased to 27.2% in Fiscal 1997 from 28.7% in Fiscal 1996.

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

Litigation and settlement costs in Fiscal 1997 and 1996 were approximately $201,000 and $718,000, respectively. In Fiscal 1997, these matters consisted primarily of the demand for arbitration and other litigation against Jack C. Benun.

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

Income Taxes. As of June 30, 1997, Concord had net operating loss carryforwards for U.S. tax purposes of approximately $14,394,000, which expire as follows: $1,054,000 in 2005; $16,000 in 2006; $443,000 in 2007; $6,630,000
in 2008; $2,770,000 in 2009; and $3,481,000 in 2010. Net operating losses for state tax purposes began to expire in 1997. Net operating loss carryforwards cannot be used to offset certain alternative minimum tax elements under the Internal Revenue Code.

The income tax provision for Fiscal 1997 of approximately $117,000 is comprised of a current tax benefit of approximately $13,000 and a deferred provision of approximately $130,000. The Company's provision for income taxes for Fiscal 1997 is primarily related to the earnings of the Company's Far East and domestic operations, net of benefits relating to operating loss carryforwards and overpayments/ refunds on the Company's other subsidiaries.

Net Income (Loss). As a result of the matters described above, the Company had a net loss of approximately $833,000 in Fiscal 1997 compared to a net loss of $1,734,000 in Fiscal 1996 a decrease in loss of approximately $901,000.

Liquidity and Capital Resources

At June 30, 1998, the Company had working capital of $20,813,000 as compared to $13,994,000 at June 30, 1997. Cash flow provided by operating activities was approximately $1,146,140 for Fiscal 1998 compared to $2,798,000 for Fiscal 1997. Capital expenditures, excluding assets financed under capital leases, for Fiscal 1998 and 1997 were approximately $4,459,000 and $3,188,000, respectively. The Company's principal funding requirement has been and is expected to continue to be the financing of accounts receivable and inventory. Additionally, the combined United States operation is dependent upon funding received from the foreign operations.

Senior Notes Payable. On July 30, 1998, the Company consummated a private placement of $15 million of senior notes. The notes bear interest at 11%, and the maturity date is July 15, 2005. Interest payments are due quarterly. The agreement contains certain restrictive covenants relating to, among other things, incurrence of additional indebtedness and dividend and other payment restrictions affecting subsidiaries.

Mortgage Payable. On April 9, 1998, the Company entered into a 15 month $2,100,000 mortgage loan agreement that is secured by the Company-owned manufacturing facilities located in Baoan County, Shenzhen Municipal, PRC and bears interest at 12.986%. The mortgage loan agreement requires monthly payments of interest only and a balloon payment of $2,100,000 on July 9, 1999.

Non-Notification Factoring with Recourse Facility. During the last quarter of Fiscal 1998, Concord HK consummated a $10,000,000 Non-Notification Factoring with Recourse Facility (the "Factoring Facility") that is guaranteed by the Company, is secured by certain accounts receivables of the Company's Hong Kong operations and bears interest at 1.5% above prime lending rate. Availability is subject to advance formulas based on eligible accounts receivable with no minimum borrowings. The Company utilized the Factoring Facility during the fourth quarter of Fiscal 1998 to replace a one-year $1,500,000 revolving credit facility with a U.S. bank. At June 30, 1998, approximately $7,396,000 was outstanding and classified as short-term debt.

U.S. Credit Facility. The Company has a $4,500,000 credit facility (the "U.S. Credit Facility") which expires on May 31, 1999, that is secured by accounts receivable, inventory and other related assets of the Company's United States operations and bears interest at 1.5% above prime lending rate, which was 8.5% at June 30, 1998. Availability is subject to advance formulas based on eligible inventory and accounts receivable with interest calculated on borrowing of $1,500,000. At June 30, 1998, approximately $687,000 was outstanding and classified as short-term debt under the U.S. Credit Facility.

Hong Kong Credit Facility. Concord HK has a credit facility (the "HK Facility") that provides Concord HK with up to $6,900,000 of financing as follows: letters of credit and standby letters of credit of up to $2,825,000, overdraft and packing loans of up to $3,600,000 and an installment loan of $475,000. The installment loan was utilized in part to repay the outstanding mortgage obligation on the Hong Kong office property. See "Note 7 - Long-Term Debt." As of June 30, 1998, approximately $3,480,000 was utilized and approximately $2,945,000 was available under the HK Facility. Approximately $2,128,000 of the total $3,480,000 utilized was in the form of trade finance, including but not limited to import letters of credit. The HK Facility, which is payable on demand, bears interest at 2% above the prime lending rate for letters of credit and 2.25% above the prime lending rate for overdraft and packing loans. At June 30, 1998, the prime lending rate was 10%. In connection with the HK Facility, Concord HK has placed a $1,252,000 time deposit with the lender which is included in prepaid and other current assets at June 30, 1998 and such deposit is pledged as collateral for the HK Facility. In addition, all amounts outstanding under the HK Facility are guaranteed by Concord.

Canadian Working Capital Facility. On November 25, 1996, the Company obtained a $1,090,000 working capital facility (the "Canadian Facility") with a Canadian bank which is secured by accounts receivable, inventory and other related assets of the Company's Canadian operations and bears interest at 1% above the prime lending rate, which was 5.5% at June 30, 1998. Availability under the Canadian Facility is subject to advance formulas based on eligible accounts receivable and seasonable inventory eligibility with no minimum borrowings and is subject to monthly covenant requirements. At June 30, 1998, approximately $611,000 was outstanding and classified as short-term debt. Concord Canada did not meet the effective net worth covenant at June 30, 1998.

Other Arrangements and Future Cash Commitments. Management believes that anticipated cash flow from operations together with financing from the Factoring Facility, the U.S. Credit Facility, the HK Facility, the Canadian Facility and its July 30, 1998 private offering of $15 million of its 11% senior notes, or replacement facilities, will be sufficient to fund its operating cash needs for the foreseeable future.

Impact of Year 2000

The Year 2000 issue is the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date ending in "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on an assessment, the Company determined that it will be required to modify or replace portions of its software and hardware so that its systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software and hardware, the Year 2000 issue will not pose significant operational problems for its systems. However, if such modifications and conversions are not made, or are not completed in timely fashion, the Year 2000 problems could have a material impact on the operations of the Company.

The Company is continuing to contact all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of third party Year 2000 issues based on presently available information is approximately $100,000. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted on a timely basis and will not have a material adverse effect on the Company's systems.

The Company is actively engaged in utilizing both internal and external resources to reprogram, or replace, and test its software and hardware for Year 2000 compliance. The Company's objective is to complete the Year 2000 project not later than July 1, 1999, which is prior to any anticipated impact on its operating systems. The Fiscal 1999 cost of the Year 2000 project is not expected to have a material effect on the results of operations.

The costs of the project and the date which the Company has established to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company, as a result of its global operating and financial activities, is exposed to changes in interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposures to changes in interest rates and foreign currency exchange rates through its regular operating and financing activities. The Company's hedging activities are immaterial and as of June 30, 1998 there were no forward exchange contracts outstanding. The company continues to analyze the benefits and costs associated with hedging against foreign currency fluctuations. The Company's exposure to changes in interest rates results from its investing and borrowing activities used to meet its liquidity needs. Long-term debt is generally used to finance long-term investments, while short-term debt is used to meet working capital requirements. Derivative instruments are not presently used to adjust the Company's interest rate risk profile. The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

Item 8. Financial Data and Supplemental Data.

The financial statements listed in Item 14(a) (1) and (2) are included in this Report beginning on page F-2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

                                   Part III

Item 10. Directors and Executive Officers of the Company.

                                                      Year First Elected/       Positions and Officers
Name of Directors                       Age           Nominated Director        with the Company
-----------------                       ---           -------------------       ----------------------
Ira B. Lampert (1)                      53            1993                      Chairman, Chief Executive Officer
                                                                                and Director; Director of Concord
                                                                                Camera HK Limited, Concord
                                                                                Camera GmbH, Concord Camera
                                                                                UK Limited and Concord Camera
                                                                                France.

Steve Jackel (2)                        62            1996                      Chief Operating Officer, President
                                                                                and Director

Eli Arenberg (3)                        70            1988                      Director

Joel L. Gold (4)                        56            1991                      Director

Morris H. Gindi (5)                     53            1988                      Director

J. David Hakman (6)                     56            1993                      Director

Ira J. Hechler (7)                      79            1992                      Director

Kent M. Klineman (8)                    65            1993                      Director

--------------------
(1) On July 13, 1994, Ira B. Lampert was appointed to the positions of Chairman and Chief Executive Officer of the Company. Mr. Lampert was President and Chief Operating Officer from June 1, 1993 through January 1, 1996 and has been a Director of the Company since June 29, 1993. Mr. Lampert is also a Director of Concord HK, Concord UK, Concord Germany and Concord France. On July 31, 1998, Mr. Lampert was appointed to the additional position of President. From April 1992 through May 30,
       1993, Mr. Lampert's services were made available to the Company under various consulting agreements with Whitehall Enterprises Inc. ("WEI"), an investment banking company for the middle-market, of which Mr. Lampert was the President from August 1990 through May 1993. During the 1980's through the early 1990's, Mr. Lampert also served as a Director and/or Officer of Summit Ventures, Inc. and related entities which developed and managed Ascutney Mountain Resort, a year-round destination resort located in Vermont. Mr. Lampert is a Board Member of the Queens College Foundation which is part of the City University of New York and is the Treasurer of the Boys Brotherhood Republic, a non-profit organization for underprivileged children in the New York City area.

(2) Effective January 1, 1996, Steve Jackel was appointed President, Chief Operating Officer and Director of the Company. Mr. Jackel resigned from the Company as Chief Operating Officer, President and Director effective July 31, 1998, after the end of Fiscal 1998. From May 1, 1995 to December 31, 1995, Mr. Jackel's services were rendered to the Company pursuant to a consulting agreement dated May 1, 1995 between the Company and Harjac Consulting Corp., a corporation owned by Mr. Jackel. From February 1993 to November 1994, Mr. Jackel was President of McCrory's Corporation and Chairman of McCrory Stores. From June 1992 through February 1993, he was Co-President of McCrory Stores. From February 1991 through June 1992, he was Executive Vice President Specialty Operation for McCrory Stores. Prior to that time, Mr. Jackel was an independent management consultant.

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

(4) Joel L. Gold is currently Senior Managing Director of Inter Bank Capital Group LLC, an investment bank. From March 1996 through September 1997 Mr. Gold was an Executive Vice President at L.T. Lawrence & Co., Inc., an investment bank. From April 1995 through March 1996, Mr. Gold was a Managing Director at Fector Detwiler & Co, Inc., an investment bank. From January 1992 through April 1995, Mr. Gold was a Director at Furman Selz Incorporated, an investment bank. From April 1990 through December 1991, Mr. Gold was a Managing Director at Bear, Stearns & Co. Inc., New York, New York. From April 1971 through February 1990, Mr. Gold was a Managing Director at Drexel Burnham Lambert. Mr. Gold is currently a member of the board of directors of BCAM International, Life Medical Sciences and Sterling Vision.

(5) Morris H. Gindi is the Chief Executive Officer of Notra Trading Inc., located in Woodbridge, New Jersey and has served in such capacity since 1983. Notra Trading Inc. is an import agent in the housewares and domestics industry. Mr. Gindi has over 27 years experience in importing.

(6) J. David Hakman is the owner and Chief Executive Officer of Hakman and Company, Inc., an investment and merchant banking concern and a member of the National Association of Securities Dealers, Inc. Mr. Hakman has been a Director since 1989 and a member of the Audit and Nominating Committees since 1991 of Hanover Direct, Inc., a firm engaged in the direct marketing business.

(7)    Ira J. Hechler is a Partner and a Director of the investment firm Ira
       J. Hechler & Associates located in New York, New York. Mr. Hechler has been associated with such firm since June 1987. The firm's principal business is holding stock, partnership interests and other property for investment purposes. Mr. Hechler is currently a member of the board of directors of Jan Ball Marketing, Inc., I.C. Isaacs and Company, Inc. and United States Banknote Corporation.

(8) Kent M. Klineman has been an attorney and private investor and has served as a Director of several closely held companies during the past five years. Mr. Klineman is a Director, secretary and a member of the Compensation Committee of EIS International, Inc., a Director and Treasurer of Sonoma Cutrer Vineyards, Inc. and a Director of Dealers Alliance Credit Corp. and Dealers Alliance Capital Corp. Mr. Klineman's initial nomination to serve as Director of the Company in 1993 was made by Mr. Hechler. See "Certain Relationships and Related Transactions."

Meetings and Committees

In Fiscal 1998, the Board held four meetings, of which one was telephonic. The Board has an Audit Committee, a Compensation Committee, a Stock Option Committee, an Executive Committee, an Ad Hoc Committee and a Nominating Committee.

The Audit Committee, consisting of Kent M. Klineman (Chairman), J. David Hakman and Eli Arenberg, reviews and reports to the Board with respect to various auditing and accounting matters including recommendations to the Board as to the selection of the Company's independent auditors, the scope of audit procedures, general accounting policy matters and the performance of the Company's independent auditors. The Audit Committee held four meetings in Fiscal 1998.

The Compensation and Stock Option Committee, consisting of Joel L. Gold (Chairman), Ira J. Hechler and Morris Gindi, reviews and makes recommendations to the Board regarding all executive compensation. The Compensation Committee held two meetings in Fiscal 1998.

The Nominating Committee, consisting of Ira B. Lampert, Joel Gold, Ira Hechler and Kent Klineman nominates those persons who shall be invited to stand for election to the Board of Directors as management nominees at any and all ensuing meetings of the shareholders of the Company or pursuant to any actions with respect to the election of directors to be taken by written consent of the shareholders. The Nominating Committee held one meeting in Fiscal 1998. Shareholder suggestions of one or more nominees for election to the Board may be sent in writing to the Nominating Committee, Attention: Chairman, c/o Concord Camera Corp., 35 Mileed Way, Avenel, New Jersey 07001.

In Fiscal 1998, all of the directors attended at least 75% of the aggregate of the total number of meetings of the Board and committees of which they were members.

Directors Compensation

Non-employee members of the Board receive (i) an annual fee of $10,000, (ii) a $2,500 annual fee for serving on each committee of the Board with the Chairman thereof receiving a $3,500 annual fee and (iii) a meeting fee of $750 for each meeting attended in person and $250 for each meeting attended telephonically. In addition, under the Company's Incentive Plan, each non-employee director is entitled to receive options pursuant to a formula to purchase up to 20,000 Common Shares upon his/her appointment as director. The Incentive Plan also provides for the grant of an immediately exercisable option to purchase 1,000 Common Shares on the date of the original grant and on each anniversary of the original grant. Pursuant to this plan each non-employee director received options to purchase 25,000 Common Shares.

As of December 22, 1996, all outstanding options held by directors of the Company having an exercise price of $4.00 a share or more were revised as follows:

         (a) The number of shares of Common Stock covered by each option was reduced by 25% (their reduction was applied first on a pro rata basis against the unvested installments of each option).

         (b) The exercise price for 50% of the shares covered by the revised option was repriced to be $2.00 per share, for 25% was repriced to be $2.50 per share and for 25% was repriced to be $3.00 per share.

         (c) Vesting of the repriced options remained unchanged.

Mr. Arenberg, through a company controlled by him, is a party to a consulting agreement with the Company. See "Certain Relationships and Related Transactions."

                              EXECUTIVE OFFICERS

The names of the current executive officers(5) of the Company together with certain biographical information for each of them (other than Mr. Lampert and Mr. Jackel for whom biographical information is provided above) is set forth below:

Name of Executive Officer           Age          Positions and Offices with the Company
-------------------------           ---          --------------------------------------
Ira B. Lampert                      53           Chairman, Chief Executive Officer and Director

Steve Jackel                        62           President, Chief Operating Officer and Director

Brian F. King                       45           Senior Vice President of Corporate and Strategic Development
                                                 and Secretary; Managing Director of Concord Camera HK
                                                 Limited

Urs W. Stampfli                     46           Director of Sales and Global Marketing

Harlan I. Press                     34           Corporate Controller and Assistant Secretary

Brian F. King was appointed to the position of Senior Vice President on August 25, 1998. Mr. King is also Secretary of the Company and Managing Director of Concord Camera HK Limited, and he has held such positions since August 1996. Mr. King joined the Company in March 1996 as Vice President of Corporate and Strategic Development. From June 1991 through February 1996, Mr. King was Managing General Partner of Cripple Creek Associates, a partnership that built and operated two casinos in Cripple Creek, Colorado.

Urs W. Stampfli was appointed Director of Sales and Global Marketing in May 1998. From 1992 to April 1998, Mr. Stampfli was Vice President, Marketing, Photo Imaging Systems of Agfa Division, Bayer Corporation.

Harlan I. Press is currently Corporate Controller and Assistant Secretary of the Company and has held such positions since October 1, 1996. Mr. Press was appointed as a Director of Concord Camera HK Limited on September 1, 1997. Mr. Press joined the Company in April 1994 and has held the position of Chief Accounting Officer since November 1994. Mr. Press was a Senior Field Examiner for the CIT Group from April 1993 through April 1994. From December 1991 through April 1993, Mr. Press served as the Production Manager and Inventory Controller for Sandberg and Sikorski Diamond Corp., a jewelry manufacturer. Prior to then Mr. Press was a Senior Accountant in BDO Seidman's Audit Division.



--------
(5) Mr. Jackel resigned as President, Chief Operating Officer and director effective July 31, 1998. Eli Shoer resigned as Executive Vice President on April 30, 1998. Lawrence Pesin resigned as Vice President Global Marketing on June 11, 1998. Barry M. Shereck resigned as Vice President and Chief Financial Officer on October 31, 1997.

Section 16 Beneficial Ownership Reporting Compliance

The following officers and directors of the Company filed late reports under
Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") relating to Fiscal 1998: (i) Eli Arenberg, Director, late filing of a Form 4 due June 10, 1998, reporting the purchase in an open market transaction of 5,000 shares of Common Stock, (ii) Morris Gindi, Director, late filing of a Form 4 due October 10, 1997, reporting the sale in an open market transaction of 5,000 shares of Common Stock to Notra Trading and (iii) Morris Gindi, Director, late filing of a Form 4 due November 10, 1997, reporting the sale in an open market transaction of 5,000 shares of Common Stock to Notra Trading. There are no known failures to file a required Form 3, 4 or 5 and no other known late filings of a required Form 3, 4 or 5 during Fiscal 1997 by any person required to file such forms with respect to the Company pursuant to
Section 16 of the Exchange Act.

Item 11.

                            EXECUTIVE COMPENSATION

I. SUMMARY COMPENSATION TABLE

                                                 Annual Compensation                         Long-Term Compensation Awards

               (a)                      (b)            (c)              (d)               (e)             (f)             (g)

                                                                                                       Securities      All Other
                                                                                      Other Annual     Underlying       Compen-
                                                      Salary           Bonus          Compensation      Options          sation
Name and Principal Position         Fiscal Year        ($)              ($)               ($)             (#)             ($)
---------------------------         -----------       -----            -----             -----           -----           ----
                                       1998         $541,667             --           $210,383 (4)         --         $14,973 (9)
Ira B. Lampert
   Chief Executive Officer,            1997          545,205             --            200,141 (5)    695,000 (7)      10,350 (9)
    and Chairman
                                       1996          551,282        $100,000 (19)      220,432 (6)    245,000 (8)      18,289 (9)



                                       1998          438,462             --             83,545 (10)        --          42,415 (9)
Steve Jackel (1)
   Chief Operating Officer,            1997          400,000             --             66,210 (11)   306,250 (7)      26,821 (9)
    President
                                       1996          377,346          25,000 (19)       36,237 (12)   300,000 (8)      38,631 (9)



                                       1998          313,000             --             66,527 (13)        --           4,277 (9)
Eli Shoer (2)
   Director of Operations --           1997          210,000             --             75,000 (14)    66,250 (7)       1,600 (9)
    Concord HK
                                       1996          214,039          42,000 (19)       75,000 (14)    10,000 (8)          --




Brian F. King                          1998          231,738             --             78,938 (15)        --           1,721 (9)
   Vice President of Corporate
    and Strategic Development;         1997          170,000             --             73,000 (16)   147,500 (7)         783 (9)
     Managing Director of
    Concord Camera HK Limited          1996           44,265             --              3,105 (17)    87,500 (8)          --



                                       1998          195,833             --             18,000 (18)        --           3,669 (9)
Lawrence Pesin (3)
General Manager - Americas             1997          181,250             --             18,000 (18)    72,500 (7)          --

                                       1996           43,750             --              4,500 (18)    87,500 (8)          --

--------------------
(1) Mr. Jackel resigned from the Company on July 31, 1998.

(2) Mr. Shoer resigned from the Company on April 30, 1998.

(3) Mr. Pesin resigned as an executive officer from the Company on June 11, 1998 and is currently the General Manager - Americas.

(4) Includes $30,939, $108,300 and $62,594 paid for and to Mr. Lampert for auto lease and costs, reimbursement of taxes and partial housing costs, respectively.

 (5) Includes $38,068, $102,036 and $45,360 paid for and to Mr. Lampert for auto lease and costs, reimbursement of taxes and partial housing costs, respectively.
 (6) Includes $35,012, $122,775 and $54,461 paid for and to Mr. Lampert for an auto lease and costs, reimbursement of taxes and partial housing costs, respectively.
 (7) These options include options issued prior to Fiscal 1997 that were canceled and repriced during Fiscal 1997.
 (8) Includes shares purchased from the Company for $5.375 per share by a loan from the Company and evidenced by full recourse promissory note secured by the Common Stock and does not include an equal number of shares underlying a contingent restricted stock award ("restricted stock award") which vest as follows: 33 1/3% upon the Common Stock reaching a market price of $10.00 by August 31, 1997; 66 2/3% upon the Common Stock reaching a market price of $15.00 by February 28, 1999; and 100% upon the Common Stock reaching a market price of $20.00 by August 31, 2000. See "Certain Relationships and Related Transactions" for information regarding substitution of options to purchase Common Stock for contingent restricted stock awards.
 (9) Represents amount paid by the Company for insurance premiums.
(10) Includes $26,969 and $56,576 paid to Mr. Jackel for an auto lease, costs and tax reimbursement, respectively.
(11) Includes $33,825 and $32,385 paid to Mr. Jackel for an auto lease, costs and tax reimbursement, respectively.
(12) Includes $27,414 and $8,823 paid to Mr. Jackel for an auto lease and costs and travel expenses reimbursed to Harjac Consulting, of which Mr. Jackel was a principle, respectively.
(13) Includes $62,594 paid to Mr. Shoer for housing allowance for living arrangements in the Far East and $6,000 paid to Mr. Shoer for auto allowances.
(14) Represents housing allowance paid to Mr. Shoer for living arrangements in the Far East.
(15) Includes $18,000 and $60,000 paid to Mr. King for an auto allowance and housing allowance paid for living arrangements in the Far East, respectively.
(16) Includes $18,000 paid to Mr. King for auto allowances and $55,000 for housing allowance paid to Mr. King for living arrangements in the Far East.
(17) Represents auto allowances paid to Mr. King.
(18) Represents auto allowances paid to Mr. Pesin.
(19) Represents bonus determined and paid by the Company in Fiscal 1996 on account of Fiscal 1995 performance.

II. OPTION GRANTS IN FISCAL 1998

None.


III. AGGREGATED OPTION EXERCISES IN FISCAL 1998 AND FISCAL YEAR-END OPTION
     VALUES

         (a)                (b)            (c)                      (d)                                 (e)

                          Shares
                         Acquired                       Number of Securities             Value of Unexercised In-the-
                            on            Value        Underlying Unexercised              Money Options at FY End
                         Exercise       Realized        Options at FY End (#)                       ($)(1)
        Name                (#)            ($)      Exercisable       Unexercisable      Exercisable      Unexercisable
        ----               -----          -----     -----------       -------------      -----------      -------------
Ira B. Lampert              --             $--        686,250            18,750          $2,502,442          $64,454

Steve Jackel                --              --        311,000            20,250           1,109,719           69,616

Eli Shoer                 131,250        741,430         --                 --                --                --

Lawrence Pesin              2,500         15,845       35,000             7,500              93,594           51,563

Brian F. King               --              --        136,250            40,000             487,500          121,875

-----------

(1) The closing price of the Company's Common Stock at 1998 Fiscal Year End was $5 13/16.

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

Under the Lampert Agreement, Mr. Lampert has been granted two sets of Common Stock options. The first, an option to purchase 340,000 Common Shares was amended and restated to 127,500 Common Shares at an exercise price of $2.00 per share, 63,750 Common Shares at an exercise price of $2.50 per share and 63,750 Common Shares at an exercise price of $3.00 per share. This option is currently exercisable as to 245,625 Common Shares and the balance of 9,375 Common Shares became vested on July 31, 1998. These options to acquire a total of 255,000 shares of Common Stock were not granted pursuant to the Company's incentive plan and are currently exercisable through July 2003, and such options have anti-dilution provisions. The second option, an option to purchase 260,000 Common Shares was amended and restated to 97,500 Common Shares at an exercise price of $2.00 per share, 48,750 Common Shares at an exercise price of $2.50 per share and 48,750 Common shares at an exercise price of $3.00 per share. This option is currently exercisable as to 185,625 Common Shares and the balance of 9,375 Common Shares became vested on August 31, 1998 and currently exercisable through

September 2004, and such options also have anti-dilution provisions.

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

As of January 1, 1996, the Company and Steve Jackel entered into an Employment Agreement (the "Jackel Agreement") whereby Mr. Jackel is employed as President and Chief Operating Officer of the Company. Mr. Jackel resigned from the Company on July 31, 1998, after the end of Fiscal 1998. Prior to entering into the Jackel Agreement, Mr. Jackel rendered consulting services to the Company pursuant to a Consulting Agreement, dated May 1, 1995, between the Company and Harjac Consulting Corp., a corporation owned by Mr. Jackel, which agreement was terminated upon the effective date of the Jackel Agreement. The Jackel Agreement provides for an annual salary of $400,000, has a term of three years commencing on January 1, 1996 and provides for automatic one-year renewals unless prior written notice is given by either party. The Jackel Agreement prohibits Mr. Jackel from competing with the Company for at least one year following the termination of Mr. Jackel's employment.

Under the Jackel Agreement, Mr. Jackel has been granted Common Stock options. The option to purchase 300,000 Common Shares was amended and restated to 103,125 shares of the Company's Common Stock at an exercise price of $2.00 per share, 51,562 shares of the Company's Common Stock at an exercise price of $2.50 per share and 76,563 shares of the Company's Common Stock of an exercise price of $3.00 per share of which 226,000 were exercisable as of September 17, 1998 with the balance becoming exercisable in equal allotments of 750 Common Shares on the Thursday of each successive week after September 17, 1998 through and including December 31, 1998, as of which date such options shall be exercisable. These options to acquire a total of 231,250 shares of Common Stock were not granted pursuant to the Company's Incentive Plan. The options contain anti-dilution provisions and are exercisable through February 15, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of September 17, 1998 with respect to (i) those persons or groups known to the Company to beneficially own more than 5% of the Common Stock, (ii) each of the directors and nominees of the Company, (iii) the Company's executive officers named in the summary compensation table and (iv) the Company's directors and executive officers as a group:

                                                                        Amount and Nature of               Percent
Name and Address of Beneficial Owner                                    Beneficial Ownership(1)            of Class(1)
------------------------------------                                    --------------------               --------
(i)    Beneficial Owners of More than 5%
       of the Common Shares

       Theodore H. Kruttschnitt........................................    1,205,000                        10.7%
         1350 Bayshore Blvd., Suite 850
         Burlingame, California  94010

       Deltec Asset Management.........................................    1,708,060                        15.2%
         535 Madison Avenue
         New York, New York  10002

(ii)   Directors and Nominees of the Company
       Ira B. Lampert..................................................    1,801,017(2)(3)                  16.1%
         Concord Camera Corp.
         35 Mileed Way
         Avenel, New Jersey 07001

       Steve Jackel....................................................    1,801,017(2)(4)                  16.1%
         Concord Camera Corp.
         35 Mileed Way
         Avenel, New Jersey 07001

       Eli Arenberg....................................................       82,750(5)                       *
         9578 Harbour Lake Circle
         Boynton Beach, Florida  33437

       Joel L. Gold....................................................       30,250(6)                       *
         Inter Bank
         630 Fifth Avenue, Suite 1820
         New York, New York  10111

       Morris Gindi....................................................       29,750(7)                       *
         Notra Trading Inc.
         One Woodbridge Center
         Woodbridge, New Jersey  07095

       J. David Hakman.................................................       96,750(8)                       *
         Hakman & Co. Inc.
         1350 Bayshore Highway - Suite 300
         Burlingame, California  94010

       Ira J. Hechler..................................................      465,750(9)                      4.2%
         45 Rockefeller Plaza
         New York, New York  10111

                                       38

                                                                        Amount and Nature of               Percent
Name and Address of Beneficial Owner                                    Beneficial Ownership(1)            of Class(1)
------------------------------------                                    --------------------               --------
       Kent M. Klineman................................................    128,000(10)                       1.2%
         c/o Klineman Assoc., Inc.
         1270 Avenue of the Americas
         New York, New York  10020

(iii)  Executive officers

       Brian F. King...................................................  1,801,017(2)(11)                   16.1%
         Concord Camera Corp.
         35 Mileed Way
         Avenel, New Jersey 07001

       Keith Lampert...................................................  1,801,017(2)(12)                   16.1%
         Concord Camera Corp.
         35 Mileed Way
         Avenel, New Jersey 07001

       Arthur Zawodny..................................................  1,801,017(2)(13)                   16.1%
         Concord Camera Corp.
         35 Mileed Way
         Avenel, New Jersey 07001

(iv)   All executive officers and directors as a group (11 Persons)      2,634,267                          23.5%

--------------------
*      Indicates less than 1%.
(1) All information is as of September 17, 1998 and was determined in accordance with Rule 13d-3 under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the Commission. As of September 17, 1998, the Company had issued and outstanding 11,214,451 Common Shares, the Company's only class of voting securities outstanding. Unless otherwise indicated, beneficial ownership disclosed consists of sole voting and dispositive power.
(2) Represents the total number of shares which are beneficially owned by a group comprising Ira B. Lampert, Steve Jackel, Brian F. King, Keith Lampert and Arthur Zawodny as a result of the terms of an Amended and Restated Voting Agreement, dated as of February 28, 1997 (the "Voting Agreement") pursuant to which each party to the Voting Agreement agreed to vote any purchased shares or option shares acquired by such party under the Company's Incentive Plan in accordance with the will of the holders of a majority of all the shares issued under the Company's Incentive Plan.
(3) Includes 53,850 shares purchased in the open market, 245,000 shares purchased pursuant to a purchase agreement with the Company, 55,000 shares purchased in a private transaction from former employees of the Company pursuant to the Management Equity provision of the Company's Stock Incentive Plan and 705,000 shares underlying stock options, as to all of which such person has sole dispositive power.
(4) Includes 267,667 shares underlying stock options, as to all of which such person has sole dispositive power. Excludes 5,250 shares underlying options which will not become exercisable within 60 days of September 17, 1998.
(5) Represents 28,000 shares purchased in the open market and 54,750 shares underlying stock options.
(6) Represents 10,500 shares purchased in the open market and 19,750 shares underlying stock options.
(7) Represents shares underlying stock options.
(8) Includes 55,000 shares purchased in the open market, 22,000 warrants pursuant to a consulting agreement and 19,750 shares underlying stock options. Excludes 109,000 shares underlying warrants which will not become exercisable within 60 days of September 17, 1998.
(9) Represents 446,000 shares purchased in the open market and 19,750 shares underlying stock options.

(10) Represents 108,250 shares purchased in the open market and 19,750 shares underlying stock options.
(11) Includes 27,500 shares purchased pursuant to a purchase agreement with the Company, 52,500 shares purchased in private transactions from former employees of the Company pursuant to the Management Equity provision of the Company's Stock Incentive Plan and 160,000 shares underlying stock options, as to all of which such person has sole dispositive power. Excludes 40,000 shares underlying options which will not become exercisable within 60 days of September 17, 1998.
(12) Includes 20,000 shares purchased in the open market, 55,000 shares purchased in private transactions from former employees of the Company pursuant to the Management Equity provision of the Company's Stock Incentive Plan and 115,500 shares underlying stock options, as to all of which such person has sole dispositive power. Excludes 29,500 shares underlying options which will not become exercisable within 60 days of September 17, 1998.
(13) Includes 7,000 shares pursuant to a purchase agreement with the Company and 37,000 shares underlying stock options, as to all of which such person has sole dispositive power. Excludes 12,000 shares underlying options which will not become exercisable within 60 days of September 17, 1998.

Item 13. Certain Relationships and Related Transactions

At June 30, 1998, the Company was indebted to Mr. Benun for certain loans made by him to the Company in the principal amount of $100,000, which amount bears interest at a rate per annum equal to 2% over CIT's prime lending rate. The Company incurred approximately $11,000 in interest expense in Fiscal 1998 in connection with the loans from Mr. Benun and suspended payment of the loans. The Company believes that any amounts which may otherwise have been due Mr. Benun will be offset by the amounts which Mr. Benun will be found to owe the Company when all claims by the Company against Mr. Benun are finally arbitrated or adjudicated. See "Item 3 - Legal Proceedings."

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

On August 1, 1994, ELA Enterprises, Inc., a Company owned by Eli Arenberg, was granted an option under the Company's Incentive Plan to purchase 10,000 Common Shares at an exercise price of $3.00 per share, 10,000 Common Shares at an exercise price of $4.00 per share and 10,000 Common Shares at an exercise price of $5.00 per share, in connection with consulting services provided by Mr. Arenberg to the Company pursuant to the ELA Enterprises, Inc. Consulting Agreement. All options previously granted to Mr. Arenberg were canceled. In addition, ELA Enterprises, Inc. will be paid at an hourly rate for consulting services provided to the Company. Selling expenses include $56,000 and $48,000 for such consulting services and related expenses during the fiscal years ended June 30, 1998 and 1997, respectively.

During the fiscal year ended June 30, 1996 the Company paid consulting fees and expenses of approximately $218,000 to a firm, the president of which was appointed Chief Operating Officer and President of the Company in January 1996.

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

Percentage of Restricted Stock                     Fair Market Value                    Latest Attainment Date
------------------------------                     -----------------                    ----------------------
          33 1/3%                                       $10.00                            August 31, 1997
          66 2/3%                                       $15.00                           February 28, 1999
         100%                                           $20.00                            August 31, 2000

If issued, such contingent restricted shares were to vest over a three-year period and were subject to forfeiture prior to vesting under certain conditions.

Pursuant to purchase agreements (the "Purchase Agreements"), members of the Company's senior management purchased shares of Common Stock (the "Purchased Shares") pursuant to the terms of the Management Equity Provisions of the Company's Incentive Plan. As payment for such shares, each purchaser executed a full recourse note for the purchase price of such shares (each a "Note"; collectively, the "Notes") and pledged the Purchased Shares as security for the payment of the Note. The Notes mature five years from the date of purchase (May 7, 1996 in the case of the Note executed by Brian F. King and November 7, 1995 in the case of Notes executed by all other purchasers) and bear interest at 6%.

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

Pursuant to Amendments to each of the Purchase Agreements dated February 28, 1997 (the "Amendments"), the Company was relieved of its obligation to issue any contingent restricted stock. Instead, each member of the Company's senior management received, as of December 22, 1996, options to purchase that number of shares of Common Stock (the "Option Shares") equal to the number of Purchased Shares purchased by such person. The options vested as to 20% of the Option Shares covered thereby as of December 22, 1996 and the balance of the shares covered thereby vest beginning December 31, 1996 in equal monthly installments over a four-year period during the term of employment or consultancy. The unvested portion will immediately become vested in the event that the average closing price of the Common Stock for any consecutive 90 trading day period is at least $5.00. The unvested portion is cancelable upon any termination of employment or consultancy (except for death, disability or retirement).

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

The following tables detail the above changes in options held by senior management exclusive of the options granted in lieu of the contingent restricted stock awards discussed above and exclusive of the options described in Item 11 - Table II (Option Grants in Fiscal 1997), which were granted subsequent to December 22, 1996:

                                   OPTIONS HELD PRIOR TO CHANGES OF 12/22/96(1)                TERMS OF ORIGINAL GRANT
                             --------------------------------------------------------     --------------------------------
                                # OF                                                                   END OF
                             UNDERLYING        OPTION       VESTED        UNVESTED        GRANT       VESTING      VESTING
                               SHARES         PRICE ($)     SHARES         SHARES         DATE         PERIOD       METHOD
                             ----------       ---------     ------        --------        -----       -------      -------
Ira B. Lampert                 260,000         4.0000      172,500         87,500        9/30/94       8/31/98    quarterly
                               340,000         4.0000      252,500         87,500         7/1/93       8/31/97    quarterly

----------------------------------------------------------------------------------------------------------------------------
Steve Jackel                    25,000         3.0000       25,000              0         5/1/95      12/31/95         100%
                                75,000         4.0000       75,000              0         5/1/95       4/30/96         100%
                               200,000         4.0000       95,000        105,000        2/15/95      12/31/98       weekly

----------------------------------------------------------------------------------------------------------------------------
Eli Shoer                       75,000         4.0000       50,000         25,000        10/1/94       9/30/97       annual
                                75,000         3.2500       75,000              0        10/4/94       10/4/94       annual

----------------------------------------------------------------------------------------------------------------------------
Brian F. King (2)               60,000         4.0000            0         60,000         5/7/96        5/7/99       annual

----------------------------------------------------------------------------------------------------------------------------
Lawrence Pesin (2)              60,000         4.0000            0         60,000         5/7/96        5/7/99       annual

----------------------------------------------------------------------------------------------------------------------------
Arthur Zawodny                  12,000         3.2500       12,000              0       10/21/94      10/21/94       annual
                                 8,000         3.2500        4,000          4,000       10/21/94       5/31/98       annual
                                12,000         2.8125        6,000          6,000        5/15/96       5/15/97       annual

----------------------------------------------------------------------------------------------------------------------------

(1) For each person listed, excludes contingent restricted stock awards.
(2) Excludes a stock option for $10,000 Common Shares at $1.81 purchased in a private transaction for a former employee of the Company pursuant to the management equity provision of the Company's Stock Incentive Plan.

                                                                                       OPTIONS HELD AFTER 12/22/96 WITH
                                        OPTIONS HELD AFTER 12/22/96                        ORIGINAL EXERCISE PRICE
                          ------------------------------------------------------    -----------------------------------------
                               # OF          NUMBER
                             OPTIONS           OF          SHARES         SHARES
                             CANCELED        SHARES        VESTED        UNVESTED      PRICE ($)       VESTED        UNVESTED
                             --------        ------        ------        --------      ---------       ------        --------
Ira B. Lampert               (65,000)        195,000       129,375         65,625        4.0000             0               0
                             (85,000)        255,000       189,375         65,625        4.0000             0               0
-----------------------------------------------------------------------------------------------------------------------------
Steve Jackel                        0         25,000        25,000              0        3.0000        25,000               0
                             (18,750)         56,250        56,250              0        4.0000             0               0
                             (50,000)        150,000        71,250         78,750        4.0000             0               0
-----------------------------------------------------------------------------------------------------------------------------
Eli Shoer                    (18,750)         56,250        37,500         18,750        4.0000             0               0
                                    0         75,000        75,000              0        3.2500        75,000               0
-----------------------------------------------------------------------------------------------------------------------------
Brian F. King (2)            (15,000)         45,000             0         45,000        4.0000             0               0
-----------------------------------------------------------------------------------------------------------------------------
Lawrence Pesin (2)           (15,000)         45,000             0         45,000        4.0000             0               0
-----------------------------------------------------------------------------------------------------------------------------
Arthur Zawodny                      0         12,000        12,000              0        3.2500        12,000               0
                                    0          8,000         4,000          4,000        3.2500         4,000           4,000
                                    0         12,000         6,000          6,000        2.8125         6,000           6,000
-----------------------------------------------------------------------------------------------------------------------------



                                                OPTIONS HELD AFTER 12/22/96 WITH NEW EXERCISE PRICE
                     ------------------------------------------------------------------------------------------------------------
                           $2.00 PRICE                  $2.50 PRICE                 $3.00 PRICE              TOTAL OUTSTANDING
                           -----------                  -----------                 -----------              -----------------
                       VESTED       UNVESTED        VESTED       UNVESTED       VESTED       UNVESTED       VESTED       UNVESTED
---------------------------------------------------------------------------------------------------------------------------------
Ira B. Lampert         64,687         32,813        32,344         16,406       32,344         16,406      129,375         65,625
                       94,687         32,813        47,344         16,406       47,344         16,406      189,375         65,625
---------------------------------------------------------------------------------------------------------------------------------
Steve Jackel                0              0             0              0            0              0       25,000              0
                       28,125              0        14,062              0       14,063              0       56,250              0
                       35,625         39,375        17,812         19,688       17,813         19,687       71,250         78,750
---------------------------------------------------------------------------------------------------------------------------------
Eli Shoer              18,750          9,375         9,375          4,687        9,375          4,688       37,500         18,750
                            0              0             0              0            0              0       75,000              0
---------------------------------------------------------------------------------------------------------------------------------
Brian F. King (2)           0         22,500             0         11,250            0         11,250            0         45,000
---------------------------------------------------------------------------------------------------------------------------------
Lawrence Pesin (2)          0         22,500             0         11,250            0         11,250            0         45,000
---------------------------------------------------------------------------------------------------------------------------------
Arthur Zawodny              0              0             0              0            0              0       12,000              0
                            0              0             0              0            0              0        4,000          4,000
                            0              0             0              0            0              0        6,000          6,000
---------------------------------------------------------------------------------------------------------------------------------

The following executive officers of the Company are indebted to the Company for amounts in excess of $60,000 as a result of purchases Pursuant to the Purchase Agreements:

Ira B. Lampert....................................................$1,588,272.74
Brian F. King.......................................................$350,354.28
Steve Jackel........................................................$622,852.05

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a) (1) and (2) Financial Statements and Financial Statement Schedule

The following consolidated financial statements of the Company and the notes thereto, the related reports thereon of the certified public accountants and financial statement schedule are filed under Item 8 of this Report:

(a) (1)    Financial Statements
                                                                            Page

           Independent Auditors' Report..................................... F-1
           Consolidated Balance Sheets at June 30, 1998 and 1997............ F-2
           Consolidated Statements of Operations for the years ended
             June 30, 1998, 1997 and 1996................................... F-3
           Consolidated Statements of Cash Flows for the year ended
             June 30, 1998, 1997 and 1996................................... F-4
           Consolidated Statements of Stockholders' Equity for the years ended June 30, 1998, 1997 and 1996............................. F-5
           Notes to Consolidated Financial Statements....................... F-6

    (2)    Financial Statement Schedule
           Schedule II--Valuation and Qualifying Accounts and Reserves......F-23

All other financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the instructions to Item 8 or are inapplicable and therefore have been omitted.

    (3) Exhibits:

    Exh. No.                                                                                                        Page
    --------                                                                                                        ----
    3.1      Certificate of Incorporation of the Company(1)........................................................
    3.2      Amendments to Certificate of Incorporation of the Company(1)..........................................
    3.3      Amendment No. 4 to Certificate of Incorporation of the Company(3).....................................
    3.4      Amendment No. 5 to Certificate of Incorporation of the Company(18)....................................
    3.5      Restated By-Laws of the Company(18)...................................................................
    4.1      Form of Common Stock Certificate(1)...................................................................
    4.2      Purchase Agreement dated July 30, 1998, between Dreyfus High Yield Strategies Fund and the Company....
    4.3      Indenture, dated July 30, 1998, between Bankers Trust Company and the Company.........................
    4.4      Registration Rights Agreement dated July 30, 1998, between Dreyfus High Yield Strategies Fund and the Company...........................................................................................
    9.1      Voting Agreement, dated as of November 7, 1995, as amended, among Ira B. Lampert, Eli Shoer, Steve Jackel, George Erfurt
             Arthur Zawodny, Brian F. King and Lawrence Pesin(16)..................................................
    9.2      Agreement dated as of July 18, 1997, by and among Brian F. King,
             Lawrence Pesin and Keith Lampert (17).................................................................
    10.1     Settlement Agreement between the Company and the Commission effective September 1, 1994(11).......................................................................
    10.2     Employment Agreement between the Company and Ira B. Lampert, dated as of July 15, 1993(6)..........................................................................

                                       44

    Exh. No.                                                                                                        Page
    --------                                                                                                        ----
    10.3     Employment Agreement between Concord France and Jean Louis Vinant dated as of July 1, 1994(11)..........................................................................
    10.4     Employment Agreement between the Company and Hans Dieter Kuehn dated as of April 1, 1993(6)..........................................................................
    10.5     Employment Agreement between the Company and Eli Shoer
             dated as of July 1, 1993(6)...........................................................................
    10.6     Pledge Agreement between the Company and Benun
             dated as of March 7, 1994(10).........................................................................
    10.7     Pledge Agreement between the Company and Benun
             dated as of April 6, 1994(10).........................................................................
    10.8     Compensation Trade Agreement between Concord HK and
             Shenzhen Baoan Contat Camera Factory and translation
             dated November 23, 1993(7)............................................................................
    10.9     Processing Trade Agreement, dated October 28, 1986,
             between Concord Camera Enterprises Company Ltd. and
             Baoan County Foreign Trade Company and Concord Electronic
             Factory Henggang, Baoan County and translations)(1)...................................................
    10.10    Filing Certificate for Joint Venture, Cooperative Venture,
             Compensation Trade and Foreign-Related Processing and
             Assembly Agreements (Contracts) issued by the Foreign
             Economic Relations Office People's Government of Baoan
             County, Shenzhen November 1, 1986 and translations)(1)................................................
    10.11    Processing and Assembly Contract, dated July 25, 1987,
             between Concord Camera Enterprises Company Ltd. and
             Baoan County Foreign Trade Company and Concord Electronic
             Factory, Henggang, Baoan County and translations)(1)..................................................
    10.12    Processing Trade Agreement, dated September 6, 1985, between
             Dialbright Company Limited and Baoan County Foreign Trade
             Company and Dialbright Electronic Factory, Henggang, Baoan County
             and translations)(1)..................................................................................
    10.13    Filing Certificate for Joint Venture, Cooperative Venture,
             Compensation Trade and Foreign-Related Processing and
             Assembly Agreements (Contracts) issued by the Foreign
             Economic Relations Office, People's Government of Baoan
             County, Shenzhen on September 12, 1985 and translations)(1)...........................................
    10.14    Notice Concerning the Approval of Import Projects issued
             by the Foreign Economic Relations Office, Baoan County,
             Shenzhen on September 12, 1985 and translations)(1)...................................................
    10.15    Supplementary Agreement, dated September 27, 1985,
             between Dialbright Company Limited and Baoan County
             Foreign Trade Company and Dialbright Electronic Factory,
             Henggang, Baoan County and translations)(1)...........................................................
    10.16    Notice Concerning the Approval of Supplementary Agreement
             dated September 27, 1985 issued by the Foreign Economic Relations
             Office, Baoan County on October 4, 1985 and translations)(1)..........................................
    10.17    Processing and Assembly Contract, dated September 27, 1985, between Dialbright Company Limited and Baoan County Foreign
             Trade Company and Dialbright Electronic Factory, Henggang,
             Baoan County and translations(1)......................................................................

                                       45

    Exh. No.                                                                                                        Page
    --------                                                                                                        ----
    10.18    Supplementary Agreement, dated October 30, 1985, between
             Dialbright Company Limited and Baoan County Foreign Trade
             Company and Dialbright Electronic Factory, Henggang,
             Baoan County and translations(1)......................................................................
    10.19    Processing and Assembly Contract, dated December 17, 1985, between Dialbright Company Limited and Baoan County Foreign
             Trade Company and Dialbright Electronic Factory, Henggang,
             Baoan County and translations(1)......................................................................
    10.20    Processing and Assembly Contract between Dialbright Company
             Limited and Baoan County Foreign Trade Company and Dialbright
             Electronic Factory, Henggang, Baoan County and translations(1)........................................
    10.21    Supplementary Agreement, dated July 9, 1986, between Dialbright
             Company Limited and Baoan County Foreign Trade Company and
             Dialbright Electronic Factory, Henggang, Baoan County and translations(1).............................
    10.22    Processing and Assembly Contract, dated July 11, 1986, between
             Dialbright Company Limited and Baoan County Foreign Trade
             Company and Dialbright Electronic Factory, Henggang, Baoan
             County and translations(1)............................................................................
    10.23    Processing and Assembly Contract, dated August 14, 1986, between
             Dialbright Company Limited and Baoan County Foreign Trade Company
             and Dialbright Electronic Factory, Henggang, Baoan County and translations(1).........................
    10.24    Supplementary Agreement, dated August 26, 1986, between Dialbright
             Company Limited and Baoan County Foreign Trade Company and
             Dialbright Electronic Factory, Henggang, Baoan County and translations(1).............................
    10.25    Agreement for the Provision of Land, Management Services and
             Labor between Company and Wan Kong Economic Development
             Corporation of Baoan County, dated July 10, 1988 (English Translation with Chinese Original attached)(2)....................................................................
    10.26    Agreement between Dialbright and Development Corporation,
             Baoan County, dated September 23, 1988(2).............................................................
    10.27    Agreement between Dialbright and Henggang Economic Development
             Corporation, dated September 23, 1988 and translation(2)..............................................
    10.28    Construction Works Contract between Concord Factory Henggang and Henggang Economic Development Corporation dated
             February 25, 1989 and translation(2)..................................................................
    10.29    Agreement between Concord HK and Baoan Henggang Joint Stock
             Investment Company, Ltd., dated February 15, 1993 and translation(4)..................................
    10.30    Contract for the Utilization of Land in Factory Construction
             between Concord HK and Henggang Investment Holdings Limited dated June 20, 1994 and translation(11)...............................................................
    10.31    Supplemental Agreement to the Contract for the Utilization
             of Land in Factory Construction between Concord HK and
             Henggang Investment Holdings Limited dated June 20, 1994 and translation(11)..........................
    10.32    Loan and Security Agreement between the Company,
             Concord-Keystone Sales Corp. and CIT dated March 30, 1994(9)..........................................

                                       46

    Exh.  No.                                                                                                        Page
    ---------                                                                                                        ----
    10.33    Loan Agreement between Concord HK and BOEA dated June 15, 1993(6)
    10.34    Amendment to Loan Agreement between Concord HK and BOEA
             dated January 11, 1994(8).............................................................................
    10.35    Incentive Plan, effective November 29, 1993(13).......................................................
    10.36    Amended and Restated 1988 Stock Option Plan(4)........................................................
    10.27    Third Extension and Amendment of Lease dated April 18, 1994 by and between Howard H. Gelb and Eunice Gelb and the Company(11).....................................
    10.38    Employment Agreement between the Company and Eli Shoer dated as of October 1, 1994(12).............................................................................
    10.39    Employment Agreement between the Company and Gary Kaess
             dated as of November 1994(12).........................................................................
    10.40    Amended and Restated Employment Agreement between
             Concord Camera HK Limited and Arthur Zawodny dated
             as of October 21, 1994(12)............................................................................
    10.41    Consulting Agreement between the Company Arid Harjac Consulting, Inc., dated as of May 1, 1995(13)...........................................................................
    10.42    First Amendment to Revolving Line of Credit and Security
             Agreement between the Company and the Bank of East Asia Limited,
             New York Branch (14)..................................................................................
    10.43    Employment Agreement between the Company and Steve Jackel dated as of January 1, 1996. (15)...........................................................................
    10.44    Amended and Restated Employment Agreement between the Company and Ira B. Lampert dated as of May 1, 1997(18)........................................................
    21.      List of Subsidiaries of Company(6)....................................................................
    27.      Financial Data Schedule...............................................................................

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

 (8) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended December 31, 1993 and is incorporated herein by reference.
 (9) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to the Company's interim report on Form 8-K dated March 30, 1994 and is incorporated herein by reference.
(10) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1994 and is incorporated herein by reference.
(11) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to the Company's annual report on Form 10-K for the Fiscal Year ended June 30, 1994 and is incorporated herein by reference.
(12) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to the Company's quarterly report on Form 10-Q for the fiscal period ended March 3 1, 1995 and is incorporated herein by reference.
(13) This document has been previously filed with the Securities and Exchange Commission as an Exhibit to the Company's annual report on Form 10-K for the Fiscal Year ended June 30, 1995 and is incorporated herein by reference.
(14) This document has been previously filed with the Securities and Exchange Commission as a Form 10-Q for the fiscal period ended September 30, 1995 and is incorporated herein by reference.
(15) This document has been previously filed with the Securities and Exchange Commission as a Form 10-Q for the Fiscal period ended March 31, 1996 and is incorporated herein by reference.
(16) This document has been previously filed with the Securities and Exchange Commission as an exhibit to a Schedule 13D Amendment No. 1 filed on March 4, 1997.
(17) This document has been previously filed with the Securities and Exchange Commission as an exhibit to a Schedule 13D Amendment No. 2 filed on July 14, 1997.
(18) This document has been previously filed with the Securities and Exchange Commission as an exhibit to the Company's annual report on Form 10-K for the Fiscal Year ended June 30, 1997 and is incorporated herein by reference.

                         INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders of
Concord Camera Corp.
Avenel, New Jersey


        We have audited the accompanying consolidated balance sheets of Concord Camera Corp. and subsidiaries as of June 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule listed in the Index in
Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concord Camera Corp. and subsidiaries as of June 30, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                         Ernst & Young LLP
MetroPark, New Jersey
August 24, 1998

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Concord Camera Corp. Consolidated Balance Sheets

                                                                                    Proforma
                                                                                    June 30,          June 30,          June 30,
                                                                                      1998              1998              1997
                                                                                      ----              ----              ----
                                                                                  (unaudited)
ASSETS
Current Assets:
Cash                                                                               $21,225,699      $ 7,119,699       $ 5,297,820
Accounts receivable, net                                                            19,961,534       19,961,534         9,866,962
Inventories                                                                         21,458,595       21,458,595        15,752,402
Prepaid expenses and other current assets                                            3,238,129        3,238,129         3,091,669
                                                                                   -----------      -----------       -----------
Total current assets                                                                65,883,957       51,777,957        34,008,853
Plant and equipment, net                                                            15,930,486       15,930,486        13,865,777
Goodwill, net                                                                          727,633          727,633         1,089,217
Other assets                                                                         4,389,703        3,645,703         4,124,396
                                                                                   -----------      -----------       -----------
Total assets                                                                       $86,931,779      $72,081,779       $53,088,243
                                                                                   ===========      ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt                                                                    $10,822,012      $10,822,012       $ 7,976,315
Current portion of long-term debt                                                       35,676           35,676            33,349
Current obligations under capital leases                                               870,173          870,173           790,426
Accounts payable                                                                    14,213,757       14,213,757         8,665,622
Accrued expenses                                                                     4,418,604        4,418,604         2,232,289
Income taxes payable                                                                   379,662          379,662             2,831
Other current liabilities                                                              224,781          224,781           313,965
                                                                                   -----------      -----------       -----------
Total current liabilities                                                           30,964,665       30,964,665        20,014,797
Deferred income taxes                                                                  689,169          689,169           572,492
Long-term debt                                                                       2,460,784        2,460,784           396,570
Senior Notes Payable, net of original issue discount                                14,850,000               --                --
Obligations under capital leases                                                     1,409,865        1,409,865         2,000,002
Other long-term liabilities                                                            452,548          452,548           602,549
                                                                                   -----------      -----------       -----------
Total liabilities                                                                   58,827,031       35,977,031        23,586,410
                                                                                   -----------      -----------       -----------
COMMITMENT AND CONTINGENCIES
Stockholders' Equity:
Common stock, no par value, 40,000,000 authorized; 11,214,451 and                   40,094,559       40,094,559        39,361,893
10,944,026, issued as of June 30, 1998 and 1997, respectively.
Paid in capital                                                                        850,786          850,786           850,786
Deficit                                                                             (1,622,215)      (1,622,215)       (7,635,654)
Notes receivable arising from common stock purchase agreements                      (2,765,463)      (2,765,463)       (2,622,273)
                                                                                   -----------      -----------       -----------
                                                                                    36,557,667       36,557,667        29,954,752
Less: treasury stock, at cost; 63,553 shares                                          (452,919)        (452,919)         (452,919)
                                                                                   -----------      -----------       -----------
Total stockholders' equity                                                          36,104,748       36,104,748        29,501,833
                                                                                   -----------      -----------       -----------
Total liabilities and stockholders' equity                                         $86,931,779      $72,081,779       $53,088,243
                                                                                   ===========      ===========       ===========

See accompanying notes to consolidated financial statements.

Concord Camera Corp.

Consolidated Statement of Operations

                                                                                     For the year ended June 30,

                                                                            1998                 1997                   1996
                                                                            ----                 ----                   ----
Net sales                                                              $102,663,451           $65,747,433           $66,781,851
Cost of products sold                                                    74,771,683            48,722,416            49,292,625
                                                                       ------------           -----------           -----------
Gross profit                                                             27,891,768            17,025,017            17,489,226
Selling expenses                                                          9,233,781             6,949,600             7,570,658
General and administrative expenses                                      10,776,643             9,247,489             9,395,677
Financial expenses                                                        1,668,233             1,465,169             1,488,672
Other (income), net                                                        (516,694)             (122,513)              (29,764)
Legal expenses and settlement costs                                         212,818               200,810               718,359
                                                                       ------------           -----------           -----------
Income (loss) before income taxes                                         6,516,987              (715,538)           (1,654,376)
Provision for income taxes                                                  503,548               117,124                79,820
                                                                       ------------           -----------           -----------
Net income (loss)                                                      $  6,013,439           $  (832,662)          $(1,734,196)
                                                                       ============           ===========          ============
Weighted average common shares outstanding -                             10,938,934            10,880,473            10,813,224
basic
Incremental shares using treasury stock method                              615,048                     0                     0
                                                                       ------------           -----------           -----------
Weighted average common shares outstanding -
diluted                                                                  11,553,982            10,880,473            10,813,224
                                                                       ============           ===========          ============
Basic earnings (loss) per share                                            $0.55                $(0.08)               $(0.16)
                                                                           =====                =======               =======
Diluted earnings (loss) per share                                          $0.52                $(0.08)               $(0.16)
                                                                           =====                =======               =======

See accompanying notes to consolidated financial statements.

Concord Camera Corp.
Consolidated Statements of Cash Flows

                                                                                     For the year ended June 30,
                                                                                     --------------------------
                                                                                 1998                1997               1996
                                                                                 ----                ----               ----
Cash flows from operating activities:
Net income (loss)                                                            $6,013,439           ($832,662)        ($1,734,196)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization                                                 3,316,328           3,151,144           3,023,209
Net (gain) loss on sale of property & equipment                                      --                  --              19,881
Interest income on notes receivable arising from common stock purchase         (143,190)           (143,190)            (92,583)
agreements
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable                                  (10,094,572)         (2,316,554)          1,039,382
Decrease (increase) in inventories                                           (5,706,193)          1,739,213           1,373,708
(Increase) in prepaid expenses and other current assets                        (146,460)           (555,245)           (111,474)
(Increase) in other assets                                                      (81,985)           (610,414)         (1,538,316)
Increase (decrease) in accounts payable                                       5,548,135           2,665,294            (993,529)
Increase (decrease) in accrued expenses                                       2,186,315              59,426            (729,419)
Increase (decrease) in income taxes payable                                     376,831             (76,219)           (215,534)
Increase (decrease) in other current liabilities                                (89,184)           (347,770)            356,660
Increase (decrease) in deferred income taxes                                    116,677             129,603             (41,953)
Increase (decrease) in other long-term liabilities                             (150,001)            (64,242)            666,143
                                                                            -----------          ----------          ----------
Total adjustments                                                            (4,867,299)          3,631,046           2,756,075
                                                                            -----------          ----------          ----------
Net cash provided by operating activities                                     1,146,140           2,798,384           1,021,879
                                                                            -----------          ----------          ----------
Cash flows from investing activities:
Purchase of property, plant and equipment                                    (4,458,775)         (3,188,424)         (2,531,327)
Proceeds from sale of long-term assets                                          --                   --               2,004,150
Decrease in investment in and advances to joint ventures                        --                   --                  91,984
                                                                            -----------          ----------          ----------
Net cash (used in) investing activities                                      (4,458,775)         (3,188,424)           (435,193)
                                                                            -----------          ----------          ----------
Cash flows from financing activities:
Net borrowings under short-term debt agreements                               2,845,697           1,607,343             626,909
Net borrowings (repayments) of long-term debt                                 2,066,541             (30,222)            170,873
Principal payments under capital lease obligations                             (510,390)           (886,031)           (961,133)
Net proceeds from exercise of common stock options                              732,666              --                  40,219
                                                                            -----------          ----------          ----------
Net cash provided by (used in) financing activities                           5,134,514             691,090            (123,132)
                                                                            -----------          ----------          ----------
Net increase in cash                                                          1,821,879             301,050             463,554
Cash at beginning of period                                                   5,297,820           4,996,770           4,533,216
                                                                            -----------          ----------          ----------
Cash at end of period                                                        $7,119,699          $5,297,820          $4,996,770
                                                                            ===========          ==========          ==========

See accompanying notes to consolidated financial statements.

Concord Camera Corp.

Consolidated Statements of Stockholders' Equity

                                      Common stock
                                      ------------
                                                                                                  Notes
                                                                                                receivable
                                                                                               arising from
                                                                                                  common
                                                                                                  stock
                                                                                                 purchase
                                Issued shares    Stated Value    Paid in capital   (Deficit)    agreements
                                -------------    ------------    ---------------   ---------   ------------
Balance as of June 30, 1995       10,490,526      $36,935,174        $850,786     ($5,068,796)            --
Exercise of stock options            453,500        2,426,719              --              --    ($2,386,500)
Interest on notes receivable              --               --              --              --        (92,583)
arising from Common Stock
purchase agreements
Net (loss)                                --               --              --      (1,734,196)            --
                                  ----------     ------------      ----------     -----------    -----------
Balance as of June 30, 1996       10,944,026       39,361,893        $850,786      (6,802,992)    (2,479,083)
Interest on notes receivable              --               --              --              --       (143,190)
arising from Common Stock
purchase agreements
Net (loss)                                --               --              --        (832,662)            --
                                  ----------     ------------      ----------     -----------    -----------
Balance as of June 30, 1997       10,944,026       39,361,893         850,786      (7,635,654)    (2,622,273)
Exercise of stock options            270,425          732,666              --              --             --
Interest on notes receivable              --               --              --              --       (143,190)
arising from Common Stock
purchase agreements
Net income                               --                --              --       6,013,439             --
                                  ----------     ------------      ----------     -----------    -----------
Balance as of June 30, 1998      $11,214,451      $40,094,559        $850,786     ($1,622,215)   ($2,765,463)
                                  ==========     ============      ==========     ===========    ===========


                                           Treasury stock
                                           --------------






                                          Shares        Cost          Total
                                          ------        ----          -----
Balance as of June 30, 1995                63,553    ($452,919)     $32,264,245
Exercise of stock options                      --           --           40,219
Interest on notes receivable                   --           --          (92,583)
arising from Common Stock
purchase agreements
Net (loss)                                     --           --       (1,734,196)
                                          -------    ---------      -----------
Balance as of June 30, 1996                63,553     (452,919)      30,477,685
Interest on notes receivable                   --           --         (143,190)
arising from Common Stock
purchase agreements
Net (loss)                                     --           --         (832,662)
                                          -------    ---------      -----------
Balance as of June 30, 1997                63,553     (452,919)      29,501,833
Exercise of stock options                      --           --          732,666
Interest on notes receivable                   --           --         (143,190)
arising from Common Stock
purchase agreements
Net income                                     --            --       6,013,439
                                          -------    ---------      -----------
Balance as of June 30, 1998                63,553    ($452,919)     $36,104,748
                                          =======    =========      ===========


See accompanying notes to consolidated financial statements.

CONCORD CAMERA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Concord Camera Corp. ("Concord") and its wholly-owned subsidiaries, Concord Camera HK Limited ("Concord HK") a Hong Kong corporation, Concord Camera GmbH ("Concord GmbH"), Concord Camera Europe Ltd. (formerly Concord Camera UK Ltd) ("Concord UK"), Concord-Keystone Sales Corporation ("Concord Keystone"), Concord Holding Corp. ("Concord Holding"), Concord Camera Canada a division of Concord Camera Illinois Corp. ("Concord Canada"), Concord Camera (Panama) Corp. ("Concord Panama"), Concord Camera (Hungary) ("Concord Hungary") and Concord Camera France SARL ("France") (collectively, the "Company"). All material intercompany balances and transactions have been eliminated.

The Company terminated the operations of Concord Camera Canada Corp., Concord Hungary and Concord Panama during June 1995, December 1995 and March 1997, respectively, as part of its plan to consolidate its worldwide operations and focus more closely on its core business. The Company will continue to service customers throughout Canada, Hungary and Latin America through Concord Canada, Concord UK and Concord Keystone, respectively.

Nature of Business

The Company is engaged in the design, manufacture, marketing and worldwide distribution of cameras and related accessories. Substantially all of the Company's products are assembled in the People's Republic of China ("PRC"). As a result, the Company's operations could be adversely affected by political instability in the PRC. Consolidated sales to the Company's three largest customers in Fiscal 1998 amounted to approximately $56,592,000 (55.1%). Consolidated sales to the Company's two largest customers in Fiscal 1997 and 1996 amounted to approximately $26,585,000 (40.4%), and $26,685,000 (40.0%).
The Company believes that the loss of such customers would have a material effect on the Company and its subsidiaries taken as a whole. No other customer accounted for 10% or more of consolidated sales during the years ended June 30, 1998, 1997 or 1996.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out basis. Inventories are reviewed quarterly for both obsolescence and lower of cost or market issues at which time valuation allowances, if required, are established. In determining lower of cost or market, the Company reviews current sales prices, sales projections and market conditions to ensure inventory is not stated above net realizable value.

Earnings Per Share

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement
No. 128, Earnings per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are calculated on a basis similar to fully diluted earnings per share. All applicable earnings per share amounts have been presented to conform to the Statement 128 requirements. Options to purchase shares of common stock were outstanding during Fiscal 1997 and 1996 but were not included in the calculation of diluted earnings per share because the effect would be antidilutive.

Impact of Recently Issued Accounting Standards

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997. The Company does not expect to be significantly impacted by the adoption of Statement 130.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and, therefore, the Company will adopt the new requirements retroactively in Fiscal 1999. Management has not completed its review of Statement 131, but the adoption of this Statement may increase the number of the Company's reported segments.

Plant and Equipment

Plant and equipment is stated at cost. Depreciation and amortization are computed based upon the estimated useful lives of the respective assets using accelerated methods for income tax purposes and the straight-line method for financial reporting purposes. These lives range from two to forty years. Small tools and accessories used in production in the PRC are charged to operations when purchased. Amortization of assets recorded under capital leases is included in depreciation and amortization expense.

Intangible Assets

Cost in excess of net assets acquired (goodwill) was being amortized on a straight-line basis over its estimated life of fifteen years. During Fiscal 1997, the Company revised the estimated life of certain goodwill to three remaining years and is amortizing the balance of this goodwill over this period. Accumulated amortization at June 30, 1998 and 1997 for such intangible asset is approximately $1,826,000 and $1,405,000, respectively.

Impairment of Long-Lived Assets

In accordance with the Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of" the Company records impairment losses when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. No impairment indicators were noted for the periods ended June 30, 1998, 1997, and 1996.

Other Assets

Other assets include trademarks, patents, licensing fees, deposits, capitalized costs and non current receivables. Trademarks, patents, licensing fees and capitalized costs are amortized on a straight line basis over their estimated useful lives.

Advertising

Advertising costs are expensed as incurred and included in selling expenses. Advertising allowances and other discounts totaled approximately $793,000, $876,000, and $889,000 in Fiscal 1998, 1997 and 1996, respectively.

Foreign Currency Remeasurement

The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, German Mark, British Pound Sterling, French Francs and Japanese Yen. Each of the Company's foreign subsidiaries purchases its inventories in U.S. Dollars and sells them in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. Certain components needed to manufacture cameras are priced in Japanese Yen. The translation from the applicable currencies to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Cumulative translation adjustments are not material. Gains or losses resulting from foreign currency transactions are included in "Other (income) expense, net" in the Consolidated Statements of Operations. For the fiscal years ended June 30, 1998, 1997 and 1996, consolidated other (income) expense, net includes approximately ($22,000), $192,000, and ($103,000), respectively, of net foreign currency (gains) losses from remeasurement.

Forward Exchange Contracts

During the Fiscal years ended June 30, 1998, 1997 and 1996, the Company's hedging activities were immaterial and as of June 30, 1998 there were no forward exchange contracts outstanding. The Company continues to analyze the benefits and costs associated with hedging against foreign currency fluctuations.

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

Stock Based Compensation

As permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FASB 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock option plans. Under APB 25, compensation expense is calculated at the time of option grant based upon the difference between the exercise price of the option and the fair market value of the Company's common stock at the date of grant recognized over the vesting period.

Revenue Recognition

Revenues are recorded when the product is shipped to a customer net of appropriate reserves for returns.

NOTE 2 -- ACCOUNTS RECEIVABLE:

Accounts receivable consist of the following:


                                                          June 30
                                                1998                  1997
                                                ----                  ----
Trade accounts receivable                    $20,524,657          $10,869,435
Less: Allowances for doubtful accounts,
discounts and allowances                        (563,123)          (1,002,473)
                                             -----------          -----------
                                             $19,961,534          $ 9,866,962
                                             ===========          ===========

NOTE 3 -- INVENTORIES:

Inventories are comprised of the following:

                                                              June 30
                                                   1998                  1997
                                                   ----                  ----
Raw material and components                     $13,033,653          $10,517,322
Finished goods                                    8,424,942            5,235,080
                                                -----------          -----------
                                                $21,458,595          $15,752,402
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

NOTE 4 -- PLANT AND EQUIPMENT:

Plant and equipment consist of the following:

                                                                    June 30
                                                          1998                   1997
                                                          ----                   ----
Building and building under capital lease              $ 6,061,376           $ 5,288,671
Equipment and equipment under capital lease             18,979,857            15,907,081
Office furniture and equipment                           4,471,283             3,990,970
Automobiles                                                237,467               310,588
Leasehold improvements                                   1,072,622               944,799
                                                       -----------           -----------
                                                        30,822,605            26,442,309
Less: Accumulated depreciation and amortization        (14,892,119)          (12,576,532)
                                                       -----------           -----------
                                                       $15,930,486           $13,865,777
                                                       ===========           ===========

NOTE 5 -- SHORT-TERM DEBT:

Short term debt is comprised of the following:

                                                                    June 30
                                                          1998                   1997
                                                          ----                   ----
Non-notification factoring with recourse facility      $ 7,396,000                    --
U.S. bank facility                                              --            $3,000,000
U.S. credit facility                                       687,000             1,143,000
Hong Kong credit facility                                2,128,000             3,427,000
Canadian working capital facility                          611,000               406,000
                                                       -----------            ----------
                                                       $10,822,000            $7,976,000
                                                       ===========            ==========

Non-Notification Factoring with Recourse Facility

During the last quarter of Fiscal 1998, Concord HK consummated a $10,000,000 Non-Notification Factoring with Recourse Facility (the "Factoring Facility") that is guaranteed by the Company, is secured by certain accounts receivables of the Company's Hong Kong operations and bears interest at 1.5% above prime lending rate. Availability under the Factoring Facility is subject to advance formulas based on eligible accounts receivable with no minimum borrowings. The Company utilized the Factoring Facility during the fourth quarter of Fiscal 1998 to replace its revolving credit facility with a U.S. bank.

At June 30, 1998, approximately $7,396,000 was outstanding and classified as short-term debt under the Factoring Facility.

U.S. Credit Facility

The Company has a $4,500,000 credit facility (the "U.S. Credit Facility") which expires on May 31, 1999 that is secured by accounts receivable, inventory and other related assets of the Company's United States operations and bears interest at 1.5% above prime lending rate, which was 8.5% at June 30, 1998. Availability is subject to advance formulas based on eligible inventory and accounts receivable with interest calculated on borrowing of $1,500,000. At June 30, 1998, approximately $687,000 was outstanding and classified as short-term debt under the U.S. Credit Facility.

Hong Kong Credit Facility

Concord HK has a credit facility (the "HK Facility") that provides Concord HK with up to $6,900,000 of financing as follows: letters of credit and standby letters of credit of up to $2,825,000, overdraft and packing loans of up to $3,600,000 and an installment loan of $475,000. The installment loan was utilized in part to repay the outstanding mortgage obligation on the Hong Kong office property See "Note 6". As of June 30, 1998, approximately $3,480,000 was utilized and approximately $2,945,000 was available under the HK Facility. Approximately $2,128,000 of the total $3,480,000 utilized was in the form of trade finance, including but not limited to import letters of credit. The HK Facility, which is payable on demand, bears interest at 2% above prime lending rate for letters of credit and 2.25% above prime lending rate for overdraft and packing loans. At June 30, 1998, the prime lending rate was 10%. In connection with the HK Facility, Concord HK has placed a $1,252,000 time deposit with the lender which is included in prepaid and other current assets at June 30, 1998 and such deposit is pledged as collateral for the HK Facility. In addition, all amounts outstanding under the HK Facility are guaranteed by Concord.

Canadian Working Capital Facility

On November 25, 1996, the Company obtained a $1,090,000 working capital facility (the "Canadian Facility") with a Canadian bank which is secured by accounts receivable, inventory and other related assets of the Company's Canadian operations and bears interest at 1% above the Canadian prime lending rate, which was 5.5% at June 30, 1998. Availability under the Canadian Facility is subject to advance formulas based on eligible accounts receivable and seasonable inventory eligibility with no minimum borrowings and is subject to monthly covenant requirements. At June 30, 1998, approximately $611,000 was outstanding and classified as short-term debt. Concord Canada did not meet the effective net worth covenant at June 30, 1998 as required under the TDB Facility.

The weighted average interest rate on the Company's short-term borrowings was approximately 11.2% and 10.4% at June 30, 1998 and 1997, respectively.

Due to the short-term nature of these debt instruments the Company believes that the carrying amount approximates its fair value.

In the fourth quarter of Fiscal 1997, Hong Kong Finance Company, extended to Concord HK a five-year equipment leasing facility in the amount of approximately $1,100,000. At June 30, 1998, approximately $672,000 was outstanding and classified as capital lease obligations.

NOTE 6 -- LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                                                     June 30
                                                                                            1998                1997
                                                                                            ----                ----
Mortgage payable through July 9, 1999, monthly payments of interest only at 12.986%. Facility is secured by Company owned manufacturing
facilities in Boan County, Shenzhen Municipal, PRC.                                      $2,100,000                 --

Mortgage payable through October 2005, monthly principal and interest
(at 10.75% per annum) payments of $6,658. Outstanding balance is
guaranteed by Concord See "Note 5 - Short-Term Debt"                                        396,460           $429,919
                                                                                         ----------           --------
                                                                                          2,496,460            429,919
Current portion of long-term debt                                                           (35,676)           (33,349)
                                                                                         ----------           --------
Long-term portion                                                                        $2,460,784           $396,570
                                                                                         ==========           ========

The carrying amount of the Company's long-term borrowings approximates its fair value.

Future maturities of long-term debt, exclusive of capital lease obligations, are as follows: Fiscal Year:

                     1999.......................   $35,676
                     2000....................... 2,140,950
                     2001.......................    45,915
                     2002.......................    51,305
                     2003.......................    57,661
              Thereafter .......................   164,953
                                                ----------
                                                $2,496,460
                                                ==========

Senior notes payable

On July 30, 1998, the Company consummated a private offering of $15 million of its senior notes. The notes bear interest at 11%, and the maturity date is July 15, 2005. Interest payments are due quarterly. The agreement contains certain restrictive covenants relating to, among other things, incurrence of additional indebtedness and dividend and other payment restrictions affecting subsidiaries. The unaudited Pro Forma Consolidated Balance Sheet at June 30, 1998 reflects this transaction as if it had occurred on June 30, 1998.


NOTE 7 -- COMMON STOCK:

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

Stock option activity is as follows:

                                                                 Number of Shares              Option price per share
                                                                 ----------------              ----------------------
Outstanding June 30, 1995                                               1,184,600                       $1.69 - $9.00
Canceled                                                                 (120,750)                      $2.19 - $8.31
Granted                                                                   960,500                       $2.19 - $5.50
Exercised                                                                (456,000)                      $1.69 - $5.38
                                                                      ------------                      -------------
Outstanding June 30, 1996                                               1,568,350                       $2.13 - $9.00
Canceled                                                               (1,181,900)                      $1.81 - $8.31
Granted                                                                   986,000                       $1.75 - $3.00
Exercised                                                                      --                                  --
                                                                      ------------                      -------------
Outstanding June 30, 1997                                               1,372,450                       $1.75 - $9.00
Canceled                                                                  (96,550)                      $2.69 - $9.00
Granted                                                                   220,513                       $1.90 - $5.00
Exercised                                                                (247,925)                      $1.81 - $3.81
                                                                      ------------                      -------------
Outstanding June 30, 1998                                               1,248,488                       $1.75 - $9.00
                                                                      ============                      =============

At June 30, 1998, 69,187 shares are available for future grants.

For financial reporting purposes, 444,000 shares of Common Stock, which were issued in exchange for notes of $2,386,500 pursuant to the Company's Senior Management Common Stock Purchase Award Provisions forming a part of the Company's Incentive Plan, have been treated as outstanding since August 23, 1995 the date upon which commitments for the purchase of such shares were made by the purchasers. Definitive agreements and the related notes for such purchases were executed on November 7, 1995, when the shares were issued. The purchase price was paid by a loan from the Company to the participating senior executives and evidenced by a full recourse promissory note secured by the common stock purchased by the obligors. The notes mature five years from the date of purchase and bear interest at 6%. Interest on this Note is payable in cash, except that so long as Obligor remains an employee of the Company or any subsidiary thereof or performs consulting activities for any thereof, Obligor may (i) apply the shares of the Company's Common Stock pledged to the Company as provided below in payment of interest by delivering to the Company a letter in form and substance reasonably satisfactory to the Company instructing it to apply the requisite number of such shares to the payment of such interest (whereupon the number of shares required for such payment shall be canceled), it being understood that for this purpose such shares shall be valued at the Fair Market Value (as defined below) thereof on the date on which such letter is so delivered to the Company, or (ii) deliver, as payment of interest, a secured promissory note dated the date of payment of interest in the principal amount of such interest payment and having substantially the same terms as this Note. Interest on this note may also be payable in any combination of cash, shares of the Company's Common Stock or a secured promissory note, all on the terms described in the preceding paragraph. Each senior management purchaser was granted a restricted stock award covering a number of shares equal to the number of shares purchased by such purchase. The restricted stock was to be issued based upon attainment of increase in shareholder value in accordance with the Incentive Plan. Pursuant to Amendments to each of the

Purchase Agreements, dated February 28, 1997 (the "Amendments"), the Company was relieved of its obligation to issue any Restricted Shares. Instead, each participant received, as of December 22, 1996, options to purchase that number of shares of Common Stock (the "Option Shares") equal to the number of Purchased Shares purchased by such participant. The options vested as to 20% of the Option Shares covered thereby as of December 22, 1996 and the balance of the shares covered thereby began vesting December 31, 1996 in equal monthly installments over a four-year period during the term of employment or consultancy. The unvested portion became vested on August 19, 1998 when the average closing price of the Common Stock was at least $5.00 for 90 consecutive trading days.

In Fiscal 1997, certain executives' option agreements were canceled and repriced as follows (the market price on the date of grant was either above or equal to the option price on the date of grant):

Pursuant to his amended employment agreement, 225,000, 112,500 and 112,500 shares of the Company's common stock are subject to options which were granted to Ira B. Lampert, Chairman and Chief Executive Officer, at an exercise price of $2.00, $2.50 and $3.00 per share, respectively.

Pursuant to his employment agreement, 115,625, 57,813 and 57,812 shares of the Company's common stock are subject to options which were granted to Steve Jackel, Chief Operating Officer and President, at an exercise price of $2.00, $2.50 and $3.00 per share, respectively.

Pursuant to terms of his employment agreement, 22,500, 11,250 and 11,250 shares of the Company's common stock are subject to options which were granted to Lawrence Pesin, General Manager -- Americas, at an exercise price of $2.00, $2.50 and $3.00 per share, respectively.

Pursuant to terms of his employment agreement, 22,500, 11,250 and 11,250 shares of the Company's common stock are subject to options which were granted to Brian F. King, Vice President Corporate & Strategic Development, at an exercise price of $2.00, $2.50 and $3.00 per share, respectively.

As of June 30, 1998, a total of 2,114,425 shares of Common Stock have been reserved for issuance.

At the Board of Directors meeting of August 23, 1995, a Management Incentive Compensation Program was approved for the 1995 Fiscal Year and for subsequent periods. The Plan was enacted in order to foster increased efforts by senior executives on behalf of the Company by giving them a direct financial interest in the Company's performance and to encourage key employees to remain with the Company as well as to provide an incentive in the recruitment of senior management. The incentive pool is to be earned if the Company achieves certain return on equity goals. The goals are reviewable each year by the Board and may be amended. If the goals are achieved, an Inventive Fund is to be established of up to 10% of earnings after taxes and any unawarded portion of an Incentive Fund from previous years. Included in General and Administrative expenses in Fiscal 1998 is an accrual of $703,526 allocated to the Incentive Fund for Fiscal 1998 incentive compensation payments. No accrual was made in Fiscal 1997 or 1996.

FASB 123 requires pro forma information regarding net income and earnings per share as if the Company has accounted for its employee stock options and warrants ("equity awards") under the fair value method of FAS 123. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of between 4.6% and 4.9%; expected volatility of .747; expected option life of 5 to 7.5 years and an expected dividend yield of 0.0%. The weighted average grant date fair value of the options granted during Fiscal 1998 and 1997 was $3.65 and $1.39, respectively.

For the purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options vesting period. The Company's pro forma information is as follows:

                                                                          1998                1997              1996
                                                                          ----                ----              ----
Pro forma net income (loss)                                             $5,599,495       ($1,220,971)      ($2,001,871)
                                                                        ==========       ============      ============
Pro forma net (loss) income per share of common stock                         $.49             ($.11)            ($.18)
                                                                        ==========       ============      ============

NOTE 8 -- INCOME TAXES:

For financial reporting purposes, pre-tax income (loss) consists of the following:

                                                                                              June 30,
                                                                            1998                1997               1996
                                                                            ----                ----               ----
                                                                                             (in 000's)
United States                                                             $1,401              $  532           $    979
Foreign                                                                    5,116              (1,248)            (2,633)
                                                                          ------              -------          ---------
                                                                          $6,517              $ (716)          ($ 1,654)
                                                                          ======              =======          =========

The provision for income taxes, principally related to foreign operations, is comprised of the following:

                                                                                               June 30,
                                                                            1998                1997               1996
                                                                            ----                ----               ----
Current                                                                 $386,871             ($ 12,479)         $ 121,773
Deferred                                                                 116,677               129,603            (41,953)
                                                                        --------             ---------          ---------
                                                                        $503,548             $ 117,124          $  79,820
                                                                        ========             =========          =========

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of June 30, 1998 are as follows:


Deferred Tax Liabilities:

                                                                 Domestic                   Foreign             Total
                                                                 --------                   -------             -----
Difference between book and tax basis of property                  $ 0                     $661,607            $661,607
Other deferred liabilities                                           0                       27,562              27,562
                                                                    --                     --------            --------
Total deferred tax liabilities                                     $ 0                     $689,169            $689,169
                                                                   ===                     ========            ========
Deferred Tax Assets:
Operating loss carryforwards                                $4,763,345                        --             $4,763,345
Reserves not currently deductible                              312,407                        --                312,407

Difference between book and tax basis for foreign                345,436                         --             345,436
subsidiaries
Difference between book and tax basis of property                117,222                         --             117,222
Tax credits                                                       45,369                         --              45,369
Contributions carryover                                           33,907                         --              33,907
Other deferred tax assets                                        129,067                         --             129,067
                                                              ----------                 ----------         -----------
Total deferred tax assets                                      5,746,754                         --           5,746,754
Valuation allowance                                           (5,746,754)                        --          (5,746,754)
                                                              ----------                 ----------         -----------
Total deferred tax assets after valuation allowance           $       --                 $       --          $       --
                                                              ==========                 ==========         ===========
Net deferred tax liability                                    $       --                 $  689,169          $  689,169
                                                              ==========                 ==========         ===========

The Tax effects of significant items comprising the Company's Net deferred tax liability as of June 30, 1997 are as follows:

                                                                         Domestic          Foreign             Total
                                                                         --------          -------             -----
Deferred Tax Liabilities:
Difference between book and tax basis of property                      ($   34,920)       ($513,489)        ($ 548,409)
Other deferred liabilities                                                                (  24,083)        (   24,083)
                                                                       -----------        ---------         ----------
Total deferred tax liabilities                                         ($   34,920)       ($537,572)        ($ 572,492)
                                                                       ===========        =========         ==========
Deferred Tax Assets:
Operating loss carryforward                                             $5,566,523               --         $5,566,523
Reserves not currently deductible                                           84,905               --             84,905
Difference between book and tax basis of foreign                           328,366               --            328,366
subsidiaries
Difference between book and tax basis of property                          167,703               --            167,703
Tax credits                                                                 40,837               --             40,837
Contributions carryover                                                     43,484               --             43,484
Other deferred tax assets                                                   92,659               --             92,659
                                                                       -----------        ---------         ----------
Total deferred tax assets                                                6,324,477               --          6,324,477
Valuation allowance                                                      6,324,477               --          6,324,477
                                                                       -----------        ---------         ----------
Total deferred tax assets after valuation allowance                    $        --       $       --         $       --
                                                                       ===========        =========         ==========
Net long-term deferred tax liability                                  ($    34,920)       ($537,572)       ($  572,492)
                                                                       ===========        =========         ==========

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

The Company does not provide U.S. federal income taxes on undistributed earnings of its foreign subsidiaries as it intends to permanently reinvest such earnings. Undistributed earnings of its foreign subsidiaries approximated $17.4 million as of June 30, 1998. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings. Upon eventual remittance, no withholding taxes will be payable. As of June 30, 1998, Concord had net operating loss carryforwards for U.S. tax purposes of approximately $11,951,000, which expire as follows: $5,700,000 in 2008, $2,770,000 in 2009 and $3,481,000 in 2010. Losses for state tax purposes began to expire in 1997.

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

A reconciliation of income tax expense computed at the statutory U.S. federal rate to the actual provision for income taxes is as follows:

                                                                                             June 30,
                                                                              1998             1997             1996
                                                                              ----             ----             ----
Computed tax (benefits) at statutory U.S. federal tax rates                $2,215,776        ($243,283)       ($562,483)
Utilization of operating loss carryforward                                   (476,180)        (217,592)        (332,730)
Earnings of foreign subsidiaries subject to a different tax rate           (1,754,284)        (306,705)              --
Refund of prior years' income taxes paid by foreign subsidiary                (58,733)              --               --
U.S. federal minimum tax                                                       68,798               --               --
Losses producing no current tax benefit                                       554,473          834,171          950,733
Other                                                                         (46,302)          50,532           24,300
                                                                           ----------        ---------        ---------
                                                                           $  503,548         $117,123        $  79,820
                                                                           ==========        =========        =========

NOTE 9 -- PRODUCT DEVELOPMENT:

The Company's products are created, designed and engineered principally by its own engineers in Hong Kong. The Company expended approximately $3,963,000, $3,130,000, and $1,722,000 during the fiscal years ended June 30, 1998, 1997 and 1996, respectively, for product design and development. The large increase in these costs over these years was due to the significant development costs incurred with respect to new Advanced Photo System single-use and traditional cameras, as well as new 35 millimeter single-use cameras.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES:

United States Offices and Warehouses

The Company's lease on its principal offices containing the Company's domestic warehouse and administrative offices provides for a rent of approximately $13,300 per month and expires on December 31, 1998.

The Company plans to move its principal offices and warehouse to Florida in December 1998. The Company's leases on these facilities provide for a rent of approximately $13,300 and $6,900 per month, respectively, with annual increases of 4% and 3%, respectively, and expire in August 31, 2008, and 120 months from the completion of warehouse improvements (or approximately November 30, 2008), respectively. In August 1998, the Company opened a temporary design center in Chicago, Illinois. A permanent design center at the principal offices in Florida is expected to open in December 1998.

Hong Kong

The Company owns one floor and leases three floors constituting approximately 23,000 square feet of warehouse and business space in Hong Kong at a cost of approximately $15,800 per month including rent and maintenance.

Other Jurisdictions

The Company leases warehouse and/or office space in France, Canada, Germany and the UK in connection with the activities of its subsidiaries in those jurisdictions.

The Company also leases various fixed assets which have been classified as capital leases. The initial terms of such capital leases range from three to five years and expire at various times through 2003. Monthly payments on those leases range from approximately $300 to $50,000.

The following is a summary of assets under capitalized leases:

                                                                                                June 30,
                                                                                      1998                    1997
                                                                                      ----                    ----
Assets under capitalized leases                                                    $7,137,845               $6,808,988
Less: accumulated amortization                                                     (4,150,077)              (3,425,828)
                                                                                   ----------               ----------
                                                                                   $2,987,768               $3,383,160
                                                                                   ==========               ==========

Future minimum rental payments are as follows:

                                                                                 Operating Leases        Capital Leases
Fiscal Year:
1999                                                                                 $1,037,173             $1,117,617
2000                                                                                    827,264              1,021,033
2001                                                                                    664,553                299,255
2002                                                                                    545,999                260,011
2003                                                                                    469,466                 19,189
Thereafter                                                                            2,278,276                     --
                                                                                     ----------             ----------
                                                                                                             2,717,105
Total minimum payments                                                               $5,822,730
                                                                                     ==========
Less: amount representing interest                                                                            (437,067)
                                                                                                            ----------
Present value of net minimum lease payments                                                                 $2,280,038
                                                                                                            ==========

                                     F-18

The effective interest rates on capital leases range from approximately 12% to 14%. Rental expense for operating leases of approximately $998,000, $986,000 and $1,121,000 was incurred for fiscal years ended June 30, 1998, 1997 and 1996, respectively.

The Company has an employment agreement with its Chief Executive Officer. The agreement is for a period of four years and provides for the term of employment to be automatically extended for one additional day for each day of the term of employment that elapses. Under the terms of such employment arrangements, the Company is committed to pay an annual salary of approximately $574,000 for the fiscal years ending June 30, 1999, 2000 and 2001. The agreement also provides for other incentives which are based on the operating performance of the Company.

The Company has License and Royalty Agreements which require the payment of royalties based on the manufacture and/or sale of certain products which expire at various dates through Fiscal 2008.


NOTE 11 -- LITIGATION AND SETTLEMENTS

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

Fuji. On December 30, 1997, the Company commenced in the United States District Court of the Southern District of New York (the "Court") an action against Fuji Photo Film Co., Ltd. ("Fuji") seeking to enforce the terms of a Settlement Agreement between the Company and Fuji (the "Settlement Agreement") and to restrain Fuji from terminating the Settlement Agreement. Under the terms of the Settlement Agreement, the Company has been granted a worldwide (subject to certain geographic limitations), non-exclusive license to use certain Fuji technology in connection with the manufacture and sale of single-use cameras. On January 9, 1998, the Court granted the Company's request for an order restraining Fuji from terminating the Settlement Agreement. Pending a final judicial determination of the dispute, the restraining order will continue in effect as long as the Company refrains from making any further shipments pursuant to the purchase order which gave rise to the dispute.

The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company's management, the resolution of such matters will not have a material effect on its financial position or results of operations.

NOTE 12 -- FOREIGN OPERATIONS:

Set forth below is a summary of significant financial information regarding the Company's foreign operations (in 000's):

                                                                                              June 30,
                                                                            1998               1997               1996
                                                                            ----               ----               ----
Current assets                                                           $  50,504            $36,315           $33,427
Non-current assets                                                          17,160             15,869            13,885
                                                                         ---------            -------           -------
Total assets                                                                67,664             52,184            47,312
Liabilities                                                                 48,617             37,331            30,922
                                                                         ---------            -------           -------
Equity                                                                   $  19,047            $14,852           $16,390
                                                                         =========            =======           =======
Net sales (including intercompany sales)                                 $ 105,077            $67,064           $73,595
Costs and expenses                                                         100,395             68,393            76,266
                                                                         ---------            -------           -------
Net income (loss)                                                        $   4,682            ($1,329)          ($2,671)
                                                                         =========            =======           =======

Significant financial information regarding the Company's operations, which includes the effect of the elimination of intercompany transactions, is as follows (in 000's):

                                                                                         Year Ended June 30,
                                                                              1998              1997             1996
                                                                              ----              ----             ----
Sales made to unaffiliated customers:
United States                                                               $  4,923           $6,245            $8,954
Canada                                                                         3,957            4,746             4,270
Central America                                                                  575              639             1,849
Hong Kong/People's Republic of China                                          85,896           46,249            42,442
Federal Republic of Germany                                                      948            1,915             3,161
United Kingdom                                                                 3,923            3,764             3,896
France                                                                         2,441            2,189             2,199
Hungary                                                                         --               --                  11
                                                                            --------          -------           -------
                                                                            $102,663          $65,747           $66,782
                                                                            ========          =======           =======

Sales to unaffiliated customers exclude intercompany sales (in 000's) of approximately $11,548, $12,877, and $16,000 for Fiscal Years 1998, 1997 and 1996, respectively. The basis of accounting for intercompany sales is cost plus a manufacturing profit.

                                                                                         Year Ended June 30,
                                                                             1998               1997              1996
                                                                             ----               ----              ----
Income (loss) before income taxes:
United States                                                              $2,005            $   740           $  1,330
Canada                                                                       (540)              (208)              (351)
Central America                                                               (64)              (403)              (156)
Hong Kong/People's Republic of China                                        6,747              1,205             (1,153)
Federal Republic of Germany                                                  (777)              (785)              (509)
United Kingdom                                                               (817)            (1,083)              (748)
France                                                                        (37)              (182)               (27)
Hungary                                                                       --                  --                (40)
                                                                           ------            -------           --------
                                                                           $6,517             ($ 716)          ($ 1,654)
                                                                           ======            =======           ========

                                     F-20

                                                                                             June 30,
                                                                            1998               1997               1996
                                                                            ----               ----               ----
Identifiable assets:
United States                                                             $10,056            $ 6,209            $ 8,088
Canada                                                                      1,608              1,357              1,690
Central America                                                               254                280              1,075
Hong Kong/People's Republic of China                                       54,810             39,210             32,445
Federal Republic of Germany                                                   720              1,537              2,990
United Kingdom                                                              3,373              3,245              2,265
France                                                                      1,261              1,250              1,297
                                                                         --------           --------           --------
                                                                          $72,082            $53,088            $49,850
                                                                          =======            =======            =======

NOTE 13 -- RELATED PARTY TRANSACTIONS:

During the first quarter of Fiscal 1995, the Company entered into an agreement with a member of the Board to provide sales and marketing consulting services. Selling expenses include $56,000, $48,000 and $56,000 for such consulting services and related expenses during the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

During the fiscal year ended June 30, 1996, the Company paid consulting fees and expenses of approximately $218,000 to a firm, the president of which was appointed Chief Operating Officer and President of the Company in January 1996.

NOTE 14 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                June 30,
                                1998              1997               1996
                                ----              ----               ----
Cash paid for interest      $1,299,000         $1,067,000          $ 882,000
                            ==========         ==========          =========
Cash paid for taxes         $  120,000         $  146,000          $ 329,000
                            ==========         ==========          =========

During the Fiscal years ended June 30, 1998, 1997 and 1996, capital lease obligations of approximately $347,000, $1,157,000 and $2,569,000 were incurred when the Company entered into leases for new equipment.

NOTE 15 -- OTHER (INCOME) EXPENSES -- NET:

                                                                                            June 30,
                                                                                             -------
                                                                           1998               1997               1996
                                                                           ----               ----               ----
(Gain) loss on sales of long-term assets                                       --                 --          $  20,000
Other interest (income)                                                 ($433,000)         ($403,000)          (271,000)
Other expense, net                                                        151,000             55,000            200,000
Directors' fees                                                           136,000            133,000            128,000
Foreign exchange (gain) loss, net                                        (371,000)            92,000           (107,000)
                                                                        ---------          ---------          ---------
                                                                        ($517,000)         ($123,000)        ($  30,000)
                                                                        =========          =========          =========

                                                                   Schedule II

                             CONCORD CAMERA CORP.
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

      Column A               Column B                    Column C                    Column D              Column E
                                                        Additions
                            Balance at         Charged to       Charged to
                           beginning of         costs and          other                               Balance at end of
     Description              period            expenses         accounts           Deductions              period
     -----------           ------------        ----------       ----------          ----------         -----------------
Reserve for doubtful accounts, discounts and allowances

Fiscal Year:
        1996                 1,041,771          584,497             --                232,683             1,393,585
        1997                 1,393,585          118,072             --                509,184             1,002,473
        1998                 1,002,473           59,178             --                498,528               563,123

Inventory reserves and provisions

Fiscal Year:
        1996                 1,036,701        3,034,604             --                839,200             3,232,105
        1997                 3,232,105          644,192             --              2,103,522             1,772,775
        1998                 1,772,775          583,888             --                701,688             1,654,975

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CONCORD CAMERA CORP.


                           By:  /s/ Ira B. Lampert
                              --------------------------------------------------
                           Name:    Ira B. Lampert
                           Title:   Chairman, Chief Executive Officer and
                                    Director


                           By:  /s/ Harlan I. Press
                              --------------------------------------------------
                           Name:    Harlan I. Press
                           Title:   Corporate Controller and Assistant Secretary


                           By:  /s/ Eli Arenberg
                              --------------------------------------------------
                           Name:    Eli Arenberg
                           Title:   Director


                           By:  /s/ Joel L. Gold
                              --------------------------------------------------
                           Name:    Joel L. Gold
                           Title:   Director


                           By:  /s/ Morris H. Gindi
                              --------------------------------------------------
                           Name:    Morris H. Gindi
                           Title:   Director


                           By:  /s/ J. David Hakman
                              --------------------------------------------------
                           Name:    J. David Hakman
                           Title:   Director


                           By:  /s/ Ira J. Hechler
                              --------------------------------------------------
                           Name:    Ira J. Hechler
                           Title:   Director


                           By:  /s/ Kent M. Klineman
                              --------------------------------------------------
                           Name:    Kent M. Klineman
                           Title:   Director