Form 10-Q
period 1998-10-03
CONCORD CAMERA CORP
filed 1998-11-13
CIK 831861

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




       For Quarter Ended October 3, 1998 - Commission file Number 0-17038


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

Common Stock, no par value -- 11,214,451 shares as of October 30, 1998
                  ------------------------------

                                    Page 1 of 11
                            Exhibit Index on Page 10


PART 1.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
Concord Camera Corp.
Consolidated Balance Sheets

                                                                                         October 3,             June 30,
                                                                                            1998                  1998
                                                                                        (unaudited)

Current assets:
Cash                                                                                          $23,774,815           $7,119,699
Accounts receivable, net                                                                       15,984,457           19,961,534
Inventories                                                                                    23,508,537           21,458,595
Prepaid expenses and other current assets                                                       4,353,603            3,238,129
                                                                                            -------------        -------------
Total current assets                                                                           67,621,412           51,777,957
Plant and equipment, net                                                                       17,155,960           15,930,486
Goodwill, net                                                                                     622,576              727,633
Other assets                                                                                    4,431,207            3,645,703
                                                                                            -------------        -------------
Total assets                                                                                  $89,831,155          $72,081,779
                                                                                              ===========          ===========
Current liabilities:
Short-term debt                                                                               $11,163,685          $10,822,012
Current portion of long-term debt                                                                  36,747               35,676
Current obligations under capital leases                                                          892,375              870,173
Accounts payable                                                                               15,117,516           14,213,757
Accrued expenses                                                                                6,237,259            4,418,604
Income taxes payable                                                                              608,994              379,662
Other current liabilities                                                                         451,326              224,781
                                                                                           --------------        -------------
Total current liabilities                                                                      34,507,902           30,964,665
Deferred income taxes                                                                             689,169              689,169
Senior Notes                                                                                   14,850,000                    -
Long-term debt                                                                                    351,197            2,460,784
Obligations under capital leases                                                                1,178,073            1,409,865
Other long-term liabilities                                                                       452,548              452,548
                                                                                           --------------        -------------
Total liabilities                                                                              52,028,889           35,977,031
                                                                                             ------------          -----------
Stockholders' equity:
Common stock, no par value, 40,000,000 authorized; 11,214,451
issued as of October 3, and June 30, 1998.                                                     40,094,559           40,094,559
Paid in capital                                                                                   850,786              850,786
Retained earnings (deficit)                                                                       836,173          (1,622,215)
Notes receivable arising from common stock purchase agreements                                (2,801,555)          (2,765,463)
                                                                                              -----------          -----------
                                                                                               38,979,963           36,557,667
Less: treasury stock, at cost; 234,183 and 63,553 shares, respectively                        (1,177,697)            (452,919)
                                                                                              -----------         ------------
Total stockholders' equity                                                                     37,802,266           36,104,748
                                                                                             ------------         ------------
Total liabilities and stockholders' equity                                                    $89,831,155          $72,081,779
                                                                                              ===========          ===========
See accompanying notes to consolidated financial statements

                                       2


Concord Camera Corp.
Consolidated Income Statements
                                                                                                    (Unaudited)
                                                                                              For the quarters ended
                                                                                      October 3, 1998        September 30, 1997

Net sales                                                                                     $31,023,827             $19,806,282
Cost of products sold                                                                          22,580,881              14,512,582
                                                                                            -------------            ------------
Gross profit                                                                                    8,442,946               5,293,700
Selling expenses                                                                                2,393,179               1,696,467
General and administrative expenses                                                             2,456,330               2,385,189
Financial expenses                                                                                805,189                 398,921
Other (income) expense, net                                                                        86,095                (70,172)
Legal expenses and settlement costs                                                                14,765                 41,594
                                                                                            -------------            -----------
Income before income taxes                                                                      2,687,388                 841,701
Provision for income taxes                                                                        229,000                  70,282
                                                                                          ---------------         ---------------
Net Income                                                                                     $2,458,388                $771,419
                                                                                            =============           =============
Weighted average common shares outstanding- basic                                              11,139,915              10,880,473
Incremental shares using treasury stock method                                                    720,636                 378,098
                                                                                          ---------------          --------------
Weighted average common shares outstanding-diluted                                             11,860,551              11,258,571
                                                                                            =============            ============
Basic earnings per share                                                                            $0.22                   $0.07
                                                                                        =================        ================
Diluted earnings per share                                                                          $0.21                   $0.07
                                                                                        =================        ================

See accompanying notes to consolidated financial statements.


Concord Camera Corp.
Consolidated Statements of Cash Flows
                                                                                                     (Unaudited)
                                                                                                For the quarters ended
                                                                                       October 3, 1998      September 30, 1997

Cash flows from operating activities:
 Net income                                                                                  $2,458,388                 $771,419
                                                                                           ------------            -------------
 Adjustments  to  reconcile  net  income  to  net  cash  provided  by  operating activities:
 Depreciation and amortization                                                                1,011,546                  838,298
 Interest income on notes receivable arising from common stock agreements                       (36,092)                 (36,092)
 Change in assets and liabilities:
 (Increase) decrease in accounts receivable                                                   3,977,077               (1,175,384)
(Increase) in inventories                                                                    (2,049,942)              (5,603,256)
(Increase) in prepaid expenses and other current assets                                      (1,141,291)                (925,411)
(Increase) decrease in other assets                                                            (913,893)                 499,945
 Increase in accounts payable                                                                   903,759                6,370,692
 Increase in accrued expenses                                                                 1,818,655                  562,102
 Increase in income taxes payable                                                               229,332                   70,000
Increase  (decrease) in other current liabilities                                               226,537                 (129,619)
 Increase in deferred income taxes                                                                   -                        45
                                                                                           ------------              -----------
 Total adjustments                                                                            4,025,688                  471,320
                                                                                            -----------            -------------
 Net cash provided by operating activities                                                    6,484,076                1,242,739
                                                                                            -----------             ------------
Cash flows from investing activities:
Purchase of property, plant and equipment                                                    (1,977,749)                (851,076)
Purchase of Treasury Stock                                                                     (724,778)                       -
                                                                                            -----------       ------------------
 Net cash (used in) investing activities                                                     (2,702,527)                (851,076)
                                                                                            -----------            -------------
Cash flows from financing activities:
 Net borrowings under short-term debt agreements                                                341,673                  543,707
 Net borrowings (repayments) of long-term debt                                               12,741,484                  (8,005)
 Principal payments under capital lease obligations                                            (209,590)               (153,835)
                                                                                           ------------           --------------
 Net cash provided by financing activities                                                   12,873,567                  381,867
                                                                                           ------------            -------------
 Net increase in cash                                                                        16,655,116                  773,530
 Cash at beginning of period                                                                  7,119,699                5,297,820
                                                                                           ------------             ------------
 Cash at end of period                                                                      $23,774,815               $6,071,350
                                                                                            ===========              ===========

See  accompanying  notes  to  consolidated  financial  statements.  See  Note  3
Supplemental disclosure of cash flow information.

                                       4

                              CONCORD CAMERA CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 October 3, 1998
                                   (unaudited)

Note 1 - General

In the opinion of Concord Camera Corp. ("the Company"), the accompanying unaudited financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company`s financial position as of October 3, 1998, and the results of operations and cash flows for the periods ended October 3, 1998 and September 30, 1997.

The Notes to Consolidated Financial Statements, which are included in the Company's 1998 Form 10-K Annual Report, should be read with the accompanying financial statements.

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully-diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are calculated on a basis similar to fully-diluted earnings per share. All applicable earnings per share amounts have been presented, and where necessary, restated to conform to the Statement 128 requirements.

Note 2 - Inventories

Inventories are comprised of the following:


                                      October 3,              June 30,
                                        1998                   1998
Raw materials and components        $ 14,311,422            $ 13,033,653
Finished goods                         9,197,115               8,424,942
                                   -------------           -------------
                                     $23,508,537             $21,458,595
                                     ===========             ===========

Note 3 - Supplemental Disclosures of Cash Flow Information:

                                        For the Quarter ended


                                October 3,            September 30,
                                   1998                   1997
Cash paid for interest        $   700,250            $   321,401
                              ===========            ===========
Cash paid for taxes           $         -            $       807
                              ===========            ===========

                                       5


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The quarter ended October 3, 1998 compared to the quarter ended September 30, 1997.

         Total revenues for the quarters ended October 3, 1998 and September 30, 1997 were approximately $31,024,000 and $19,806,000, respectively, an increase of approximately $11,218,000 or 56.6%. The increase in revenues for the first quarters of Fiscal 1999 over the first quarters of Fiscal 1998 resulted principally from increases in sales to retail and OEM customers, including a full quarters of production of the Company's Advanced Photo System traditional cameras.

         Sales by Concord Camera HK Limited ("Concord HK") for the quarters ended October 3, 1998 and September 30, 1997 were approximately $27,160,000 and $15,836,000, respectively, an increase of approximately $11,324,000 or 71.5%. The increase is due primarily to the increases in sales to retail and OEM customers. OEM sales for the quarters ended October 3, 1998 and September 30, 1997 were approximately $20,905,000 and $10,938,000, respectively, an increase of approximately $9,967,000 or 91.1%. Retail sales for the quarters ended
October 3, 1998 and September 30, 1997 were approximately $6,255,000 and $4,898,000, respectively, an increase of approximately $1,357,000 or 27.7%. These increases were due to increases in traditional and single-use camera revenues by the Company's retail and OEM customers.

         Consolidated sales of Concord Americas for the quarters ended October 3, 1998 and September 30, 1997 were approximately $1,968,000 and $2,501,000, respectively, a decrease of approximately $533,000 or 21.3%. This decrease in sales was offset by an increase in sales to certain Concord Americas customers on an F.O.B. Hong Kong basis from Concord HK. During the quarters ended October 3, 1998 and September 30, 1997, Concord Americas customers purchased approximately $3,803,000 and $2,632,000, respectively, from Concord HK, an increase of approximately $1,171,000 or 44.5%. If this increase were added to the quarters ended October 3, 1998 American sales, sales of traditional cameras to Concord Americas customers would have increased by 12.4%.

         Consolidated sales of Concord Camera Europe for the quarters ended October 3, 1998 and September 30, 1997, were approximately $1,896,000 and $1,469,000, respectively, an increase of approximately $427,000 or 29.1%. In addition, certain European customers increased merchandise purchases on an F.O.B. Hong Kong basis from Concord HK. During the quarters ended October 3, 1998 and September 30, 1997, European customers purchased approximately $2,440,000 and $1,881,000, respectively, from Concord HK, an increase of approximately $559,000 or 29.7%. If this increase were added to the sales for the quarters ended October 3, 1998, European sales to European customers would have increased by 29.4%.

Gross Profit

         Gross profit, expressed as a percentage of sales, increased to 27.2% for the quarter ended October 3, 1998 from 26.7% for the quarter ended September 30, 1997. This increase was primarily the result of more favorable absorption of manufacturing overhead and labor utilization resulting from the increased sales and manufacturing volume and efficiencies. At the same time, product development costs associated with new products increased from $764,000 for the quarter ended September 30, 1997 to $1,244,000 for the quarter ended October 3, 1998.

Expenses

     As a percentage of sales, operating expenses consisting of selling, general and administrative and financial expenses decreased to 18.2% in the quarter ended October 3, 1998 from 22.6% in the quarter ended September 30, 1997. Operating
                                        6
expenses increased to $5,655,000 in the quarter ended October 3, 1998 from $4,481,000 in the quarter ended September 30, 1997, an increase of $1,174,000 or 26.2%.

         Selling expenses increased to $2,393,000 or 7.7% of net sales in the quarter ended October 3, 1998 from $1,696,000 or 8.6% of net sales in the quarter ended September 30, 1997. The increase was primarily attributable to Company's increased sales volume and increases in royalty expenses and promotional allowances partially offset by the benefits from the consolidation of warehouse facilities undertaken by the Company in Fiscal 1996.

         General and Administrative expenses increased to $2,456,000 or 7.9% of net sales in the quarter ended October 3, 1998 from $2,385,000 or 12.0% of net sales in the quarter ended September 30, 1997.

         Financial expenses increased to $805,000 or 2.6% of net sales for the quarter ended October 3, 1998 from $398,000 or 2.0% of net sales in the quarter ended September 30, 1997. Such increase was primarily a result of an increase in average debt outstanding during the quarter ended October 3, 1998.

         Litigation and settlement costs in the quarters ended October 3, 1998 and September 30, 1997 were approximately $15,000 and $42,000, respectively, a decrease of approximately $27,000. The costs were incurred in connection with non-operating matters, primarily the arbitration against Jack C. Benun, the Company's former chairman & ceo.


Other (Income) Expense, Net

         Other expense, net was approximately $86,000 in the quarter end October 3, 1998 versus $70,000 of other income, net in the quarter ended September 30, 1997. Other (income) expense, net includes directors' fees, certain public relations costs, foreign exchange gains and losses and interest income.

Income Taxes

         The Company's provision for income taxes for the quarter ended October 3, 1998 is primarily related to the earnings of the Company's Far East and domestic operations, net of benefits relating to operating loss carryforwards and overpayments/refunds of the Company's other subsidiaries.


Net Income

         As a result of the matters described above, the Company had net income of approximately $ $2,458,000 or $0.21 per diluted share in the quarter ended October 3, 1998 as compared to net income of $771,000 or $.07 per diluted share in the quarter ended September 30, 1997. The Company achieved its profit plan for the first quarter and is in line to achieve its previously announced projected profit of $7 to $8 million or $0.58 to $0.66 per diluted share for the current fiscal year.


Liquidity and Capital Resources

         At October 3, 1998, the Company had working capital of $33,114,000 as compared to $20,813,000 at June 30, 1998. Cash flow provided by operating activities was approximately $6,484,000 and $1,243,000 for the quarters ended October 3, 1998 and September 30, 1997, respectively. Capital expenditures for the quarters ended October 3, 1998 and September 30, 1997 were approximately $1,978,000 and $851,000, respectively. The Company's principal funding requirement has been, and is expected to continue to be, the financing of accounts receivable and inventory. Additionally, the combined United States operation is dependent upon funding received from the foreign operations.

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

Non-Notification Factoring with Recourse Facility. During the last quarter of Fiscal 1998, Concord HK consummated a $10,000,000 Non-Notification Factoring with Recourse Facility (the "Factoring Facility") that is guaranteed by the Company, is secured by certain accounts receivables of the Company's Hong Kong operations and bears interest at 1.5% above the prime lending rate. Availability is subject to advance formulas based on eligible accounts receivable with no minimum borrowings. The Company utilized the Factoring Facility during the fourth quarter of Fiscal 1998 to replace a one-year $1,500,000 revolving credit facility with a U.S. bank. At October 3, 1998, approximately $5,944,000 was outstanding and classified as short-term debt.

U.S. Credit Facility. The Company has a $4,500,000 credit facility (the "U.S. Credit Facility") which expires on May 31, 1999 that is secured by accounts receivable, inventory and other related assets of the Company's United States operations and bears interest at 1.5% above the prime lending rate, which was 8.5% at October 3, 1998. Availability is subject to advance formulas based on eligible inventory and accounts receivable with interest calculated on borrowing of $1,500,000. At October 3, 1998, approximately $1,502,000 was outstanding and classified as short-term debt under the U.S. Credit Facility.

Hong Kong Credit Facilities. Concord HK has credit facilities (the "HK Facilities") that provide Concord HK with up to $6,900,000 of financing as follows: letters of credit and standby letters of credit of up to $2,825,000, overdraft and packing loans of up to $3,600,000 and an installment loan of $475,000. The installment loan was utilized in part to repay the outstanding mortgage obligation on the Hong Kong office property. As of October 3, 1998, approximately $2,014,000 was utilized under the HK Facilities. Approximately $1,406,000 of the total $2,014,000 utilized was in the form of trade finance, including but not limited to import letters of credit. The HK Facilities, which are payable on demand, bear interest at 2% above the prime lending rate for letters of credit and 2.25% above the prime lending rate for overdraft and packing loans. At October 3, 1998, the prime lending rate was 10%. In connection with the HK Facilities, Concord HK has placed a $1,288,000 time deposit with the lender which is included in prepaid and other current assets at October 3, 1998 and such deposit is pledged as collateral for the HK Facilities. In addition, all amounts outstanding under the HK Facilities are guaranteed by Concord.

Canadian Working Capital Facility. On November 25, 1996, the Company obtained a $990,000 working capital facility (the "Canadian Facility") with a Canadian bank which is secured by accounts receivable, inventory and other related assets of the Company's Canadian operations and bears interest at 1% above the prime lending rate, which was 7.5% at October 3, 1998. Availability under the Canadian Facility is subject to advance formulas based on eligible accounts receivable and seasonal inventory eligibility with no minimum borrowings and is subject to monthly covenant requirements. At October 3, 1998, approximately $211,000 was outstanding and classified as short-term debt.

Other Arrangements and Future Cash Commitments. Management believes that anticipated cash flow from operations together with financing from the Senior Notes Payable, the Factoring Facility, the U.S. Credit Facility, the HK Facilities, and the Canadian Facility , or replacement facilities, will be sufficient to fund its operating cash needs for the foreseeable future.


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

The Company is continuing to contact all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of third party Year 2000 issues. Based on presently available information, the Company's total Year 2000 project cost is approximately $100,000. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted on a timely basis and will not have a material adverse effect on the Company's systems.

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


Forward-Looking Statements

     The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified by the use of forward-looking terminology such as; "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The
                                       9

Company's actual results could differ materially from those anticipated in such forward-looking statements. Management wishes to caution the reader that these forward-looking statements, such as statements regarding development of the Company's business, the Company's anticipated capital expenditures and other statements contained in this report regarding matters that are not historical facts are only estimates or predictions. No assurance can be given that future results will be achieved; actual events for results may differ materially as a result of risks facing the Company or actual results differing from the assumptions underlying such statements. In particular, expected revenues could be adversely affected by production difficulties or economic conditions adversely affecting the market for the Company's products. To obtain the results expected from the introduction of the Company's new products will require timely completion of development, successful ramp-up of full-scale production on a timely basis and customer and consumer acceptance of those products. In addition, the Company's OEM agreements require an ability to meet high quality and performance standards, successful implementation of production at greatly increased volumes and an ability to sustain production at greatly increased volumes as to all of which there can be no assurance. There also can be no assurance that products under development will be successfully developed or that once developed such products will be commercially successful.

Item 3.     QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, German Mark, British Pound Sterling, French Francs, and Japanese Yen. Each of the Company's foreign subsidiaries purchases its inventories in U.S. Dollars and sells them in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. Certain components needed to manufacture cameras are purchased in Japanese Yen. The impact of foreign exchange transactions is reflected in the profit and loss statement. The Company's hedging activities are immaterial and as of October 3, 1998, there were no forward-exchange contracts outstanding. The Company continues to analyze the benefits and costs associated with hedging against foreign currency fluctuations.


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



                              CONCORD CAMERA CORP.
                                  (Registrant)



                              BY: /s/Harlan I. Press
                                   (Signature)


                                 Harlan I. Press
                  Corporate Controller and Assistant Secretary


                    DULY AUTHORIZED AND PRINCIPAL ACCOUNTING
                                     OFFICER

                             DATE: November 12, 1998