Form 10-Q
period 1999-01-02
CONCORD CAMERA CORP
filed 1999-02-16
CIK 831861

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




       For Quarter Ended January 2, 1999 - Commission file Number 0-17038
                        -----------------                        ---------

                              Concord Camera Corp.
            ---------------------------------------------------------
             (Exact names of registrant as specified in its charter)


               New Jersey                        13-3152196
       -----------------------------         -------------------
       (State or other Jurisdiction           (I.R.S. Employer
            of Incorporation)                Identification No.)


            4000 Hollywood Blvd. Suite 650N, Hollywood, Florida   33021
           ---------------------------------------------------------------
               (Address of principal executive office)          (Zip code)


                                  954/331-4200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           Yes     X      No
                                ------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, no par value -- 11,238,013 shares as of February 5, 1999

                         ------------------------------

                                  Page 1 of 14
                            Exhibit Index on Page 13

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

Concord Camera Corp.
Consolidated Balance Sheets

                                                                              January 2, 1999       June 30, 1998
                                                                              ---------------       -------------
                                                                                (unaudited)
Current assets:

Cash                                                                            $ 24,535,326         $  7,119,699

Accounts receivable, net                                                          17,681,780           19,961,534

Inventories                                                                       18,998,471           21,458,595

Prepaid expenses and other current assets                                          4,046,117            3,238,129
                                                                                ------------         ------------
Total current assets                                                              65,261,694           51,777,957

Plant and equipment, net                                                          17,900,766           15,930,486

Goodwill, net                                                                        517,519              727,633

Other assets                                                                       4,666,102            3,645,703
                                                                                ------------         ------------
Total assets                                                                    $ 88,346,081         $ 72,081,779
                                                                                ------------         ------------
Current liabilities:

Short-term debt                                                                 $  7,451,745         $ 10,822,012

Current portion of long-term debt                                                       --                 35,676

Current obligations under capital leases                                           1,564,148              870,173

Accounts payable                                                                  12,951,222           14,213,757

Accrued expenses                                                                   6,862,864            4,418,604

Income taxes payable                                                                 784,994              379,662

Other current liabilities                                                            451,961              224,781
                                                                                ------------         ------------
Total current liabilities                                                         30,066,934           30,964,665

Deferred income taxes                                                                689,169              689,169

Senior Notes                                                                      14,850,000                 --

Long-term debt                                                                          --              2,460,784

Obligations under capital leases                                                   2,801,058            1,409,865

Other long-term liabilities                                                          252,547              452,548
                                                                                ------------         ------------
Total liabilities                                                                 48,659,708           35,977,031
                                                                                ------------         ------------
Stockholders' equity:
Common stock, no par value, 40,000,000 authorized; 11,238,013 and
11,214,451 issued as of January 2, 1999, and June 30, 1998, respectively          40,144,793           40,094,559

Paid in capital                                                                    1,033,553              850,786

Retained earnings (deficit)                                                        3,163,977           (1,622,215)

Notes receivable arising from common stock purchase agreements                    (2,837,647)          (2,765,463)
                                                                                ------------         ------------
                                                                                  41,504,676           36,557,667
Less: treasury stock, at cost; 366,763 and 63,553 shares, respectively            (1,818,303)            (452,919)
                                                                                ------------         ------------
Total stockholders' equity
                                                                                  39,686,373           36,104,748
                                                                                ------------         ------------
Total liabilities and stockholders' equity
                                                                                $ 88,346,081         $ 72,081,779
                                                                                ============         ============

See accompanying notes to consolidated financial statements.

Concord Camera Corp.
Consolidated Income Statements

                                                                          (Unaudited)

                                                                     For the quarter ended
                                                             ----------------------------------------
                                                             January 2, 1999        December 31, 1997
                                                             ---------------        -----------------
Net sales                                                     $ 31,083,585             $ 31,329,131

Cost of products sold                                           23,144,944               23,016,433
                                                              ------------             ------------
Gross profit                                                     7,938,641                8,312,698

Selling expenses                                                 2,198,854                2,654,637

General and administrative expenses                              2,424,885                2,716,581

Financial expenses                                                 950,521                  405,264

Other (income), net                                               (218,017)                 (52,720)

Legal expenses and settlement costs                                 78,601                   55,868
                                                              ------------             ------------
Income before income taxes                                       2,503,797                2,533,068

Provision for income taxes                                         176,000                  196,266
                                                              ------------             ------------
Net Income                                                    $  2,327,797             $  2,336,802
                                                              ============             ============
Weighted average common shares outstanding-basic                10,944,819               10,880,473

Incremental shares using treasury stock method                     653,500                  600,589
                                                              ------------             ------------
Weighted average common shares outstanding-diluted              11,598,319               11,481,062
                                                              ============             ============
Basic earnings per share                                      $       0.21             $       0.21
                                                              ============             ============
Diluted earnings per share                                    $       0.20             $       0.20
                                                              ============             ============

See accompanying notes to consolidated financial statements.

Concord Camera Corp.
Consolidated Income Statements

                                                                         (Unaudited)

                                                                   For the six months ended
                                                             ----------------------------------------
                                                             January 2, 1999        December 31, 1997
                                                             ---------------        -----------------
Net sales                                                     $ 62,107,412             $ 51,135,413

Cost of products sold                                           45,725,825               37,529,015
                                                              ------------             ------------
Gross profit                                                    16,381,587               13,606,398

Selling expenses                                                 4,592,033                4,351,104

General and administrative expenses                              4,881,215                5,101,770

Financial expenses                                               1,755,710                  804,185

Other (income), net                                               (131,922)                (122,892)

Legal expenses and settlement costs                                 93,366                   97,462
                                                              ------------             ------------
Income before income taxes                                       5,191,186                3,374,769

Provision for income taxes                                         405,000                  266,548
                                                              ------------             ------------
Net Income                                                    $  4,786,186             $  3,108,221
                                                              ============             ============
Weighted average common shares outstanding- basic               11,045,548               10,880,473

Incremental shares using treasury stock method                     688,669                  522,582
                                                              ------------             ------------
Weighted average common shares outstanding-diluted              11,734,217               11,403,055
                                                              ============             ============
Basic earnings per share                                      $       0.43             $       0.29
                                                              ============             ============
Diluted earnings per share                                    $       0.41             $       0.27
                                                              ============             ============

See accompanying notes to consolidated financial statements.

Concord Camera Corp.
Consolidated Statements of Cash Flows

                                                                                               (Unaudited)

                                                                                        For the six months ended
                                                                                   ----------------------------------------
                                                                                   January 2, 1999        December 31, 1997
                                                                                   ---------------        -----------------
Cash flows from operating activities:

Net income                                                                          $  4,786,186             $  3,108,221
                                                                                    ------------             ------------
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization                                                          2,051,698                1,624,807

Interest income on notes receivable arising from common stock agreements                 (72,184)                 (72,184)

Non-cash compensation expense                                                            182,767                     --

Change in assets and liabilities:

(Increase) decrease in accounts receivable                                             2,279,754               (8,461,714)

(Increase) decrease in inventories                                                     2,460,124               (5,242,967)

(Increase) in prepaid expenses and other current assets                                 (859,622)              (1,348,254)

(Increase) decrease in other assets                                                   (1,462,259)                 582,860

Increase (decrease) in accounts payable                                               (1,262,535)              10,103,985

Increase in accrued expenses                                                           2,444,260                1,575,095

Increase in income taxes payable                                                         405,332                  324,979

Increase  (decrease) in other current liabilities                                        227,180                 (143,361)

Increase in deferred income taxes                                                             --                       45
                                                                                    ------------             ------------
Total adjustments                                                                      6,394,515               (1,056,709)
                                                                                    ------------             ------------
Net cash provided by operating activities                                             11,180,701                2,051,512
                                                                                    ------------             ------------
Cash flows from investing activities:

Purchase of property, plant and equipment                                             (3,518,365)              (2,163,501)

Purchase of Treasury Stock                                                            (1,365,384)                    --
                                                                                    ------------             ------------
Net cash (used in) investing activities                                               (4,883,749)              (2,163,501)
                                                                                    ------------             ------------
Cash flows from financing activities:

Net borrowings under short-term debt agreements                                       (3,370,267)              (1,023,210)

Net borrowings (repayments) of long-term debt                                         12,353,540                  (16,143)

Principal payments under capital lease obligations                                     2,085,167                 (103,497)

Net proceeds from issuance of common stock                                                50,234                       --
                                                                                    ------------             ------------
Net cash provided by (used in) financing activities                                   11,118,674               (1,142,850)
                                                                                    ------------             ------------
Net increase (decrease) in cash                                                       17,415,627               (1,254,839)

Cash at beginning of period                                                            7,119,699                5,297,820
                                                                                    ------------             ------------
Cash at end of period                                                               $ 24,535,326             $  4,042,981
                                                                                    ============             ============

See accompanying notes to consolidated financial statements.
See Note 3 - Supplemental disclosure of cash flow information.

                              CONCORD CAMERA CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 January 2, 1999
                                   (unaudited)

Note 1 - General

In the opinion of Concord Camera Corp. ("the Company"), the accompanying unaudited financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of January 2, 1999, and the results of operations and cash flows for the periods ended January 2, 1999 and December 31, 1997.

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

The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, German Mark, British Pound Sterling, French Franc and Japanese Yen. Each of the Company's foreign subsidiaries purchases its inventories in U.S. Dollars and sells them in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. Certain components needed to manufacture cameras are purchased in Japanese Yen. The impact of foreign exchange transactions is reflected in the profit and loss statement. The Company continues to analyze the benefits and costs associated with hedging against foreign currency fluctuations.

Note 2 - Inventories

Inventories are comprised of the following:

                                                               January 2, 1999         June 30, 1998
                                                               ---------------         -------------
             Raw materials and components                        $11,559,629            $ 13,033,653

             Finished goods                                        7,438,842               8,424,942
                                                                 -----------            ------------
                                                                 $18,998,471            $ 21,458,595
                                                                 ===========            ============

Note 3 - Supplemental Disclosures of Cash Flow Information:

                                                                   For the Six Months ended
                                                             ---------------------------------------
                                                             January 2, 1998        December 31,1997
                                                             ---------------        ----------------
             Cash paid for interest                            $ 1,526,435              $ 640,176
                                                               ===========              =========
             Cash paid for taxes                               $       --               $  40,000
                                                               ===========              =========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The quarter ended January 2, 1999 compared to the quarter ended December 31, 1997.

         Total revenues for the quarters ended January 2, 1999 and December 31, 1997 were approximately $31,084,000 and $31,329,000, respectively, a decrease of approximately $245,000 or 0.8%. The decrease in revenues for the second quarter of the company's fiscal year ended June 30, 1999 ("Fiscal 1999") over the second quarter of the company's fiscal year ended June 30, 1998 ("Fiscal 1998') resulted principally from decreases in sales to original equipment manufacturer ("OEM") customers, net of increases in sales to retail customers. OEM revenues for the quarter ended December 31, 1997 included approximately $7,900,000 of non-recurring sales. For comparison purposes, excluding the approximate $7,900,000 of non-recurring sales in the second fiscal quarter of Fiscal 1998, net sales for the second quarter of Fiscal 1999 were $31,084,000 versus $23,429,000 for the second quarter of last year, an increase of approximately $7,655,000 or 32.7%.

         Sales by Concord Camera HK Limited ("Concord HK") for the quarters ended January 2, 1999 and December 31, 1997 were approximately $24,996,000 and $24,666,000, respectively, an increase of approximately $330,000 or 1.3%. The increase is due primarily to the increases in sales to retail customers net of decreases in sales to OEM customers. Retail sales for the quarters ended January 2, 1999 and December 31, 1997 were approximately $4,997,000 and $3,674,000, respectively, an increase of approximately $1,340,000 or 36.5%. OEM sales for the quarters ended January 2, 1999 and December 31, 1997 were approximately $20,000,000 and $20,992,000, respectively, a decrease of approximately $992,000 or 4.7%. The increases in retail sales were due to increases in traditional and single-use camera revenues by the Company's retail customers.

         Consolidated sales of the Company's operations in the United States, Latin America and Canada ("Concord Americas") for the quarters ended January 2, 1999 and December 31, 1997 were approximately $3,839,000 and $4,142,000, respectively, a decrease of approximately $303,000 or 7.3%. In addition certain Americas customers decreased merchandise purchases on a F.O.B. Hong Kong basis from Concord HK. During the quarters ended January 2, 1999 and December 31, 1997, Concord Americas customers purchased approximately $2,628,000 and $2,780,000, respectively, from Concord HK, a decrease of approximately $152,000 or 5.5%. If this decrease were added to the quarter ended January 2, 1999 American sales, sales of traditional cameras to Concord Americas customers, would have decreased by 6.6%.

         Consolidated sales of Concord Camera Europe, Concord Camera GmbH, and Concord Camera France ("Concord Camera Europe") for the quarters ended January 2, 1999 and December 31, 1997, were approximately $2,249,000 and $2,521,000, respectively, a decrease of approximately $272,000 or 10.8%. The decrease in sales was offset by an increase in sales to certain European customers on a F.O.B. Hong Kong basis from Concord HK. During the quarters ended January 2, 1999 and December 31, 1997, European customers purchased approximately $2,356,000 and $657,000, respectively, from Concord HK, an increase of approximately $1,699,000 or 258.6%. If this increase were added to the sales for the quarter ended January 2, 1999, European sales to European customers would have increased by 44.9%.

Gross Profit

         Gross profit, expressed as a percentage of sales, decreased to 25.5% for the quarter ended January 2, 1999 from 26.5% for the quarter ended December 31, 1997. This decrease was primarily the result of increased product development costs associated with new products. Product development costs were $1,192,000 for the quarter ended January 2, 1999 as compared to $950,000 for the quarter ended December 31, 1997, an increase of approximately $242,000 or 25.5%.

Expenses

         As a percentage of sales, operating expenses, consisting of selling, general and administrative and financial expenses, decreased to 17.9% in the quarter ended January 2, 1999 from 18.4% in the quarter ended December 31, 1997. Operating expenses decreased to $5,574,000 in the quarter ended January 2, 1999 from $5,776,000 in the quarter ended December 31, 1997, a decrease of $202,000 or 3.5%.

         Selling expenses decreased to $2,199,000 or 7.1% of net sales in the quarter ended January 2, 1999 from $2,655,000 or 8.5% of net sales in the quarter ended December 31, 1997. The decrease was primarily attributable to decreases in royalty expenses and promotional allowances and the benefits from the consolidation of warehouse facilities undertaken by the Company in Fiscal 1996.

         General and Administrative expenses decreased to $2,425,000 or 7.8% of net sales in the quarter ended January 2, 1999 from $2,717,000 or 8.7% of net sales in the quarter ended December 31, 1997.

         Financial expenses increased to $951,000 or 3.1% of net sales for the quarter ended January 2, 1999 from $405,000 or 1.3% of net sales in the quarter ended December 31, 1997. Such increase was primarily a result of an increase in average debt outstanding during the quarter ended January 2, 1999.

         Litigation and settlement costs in the quarters ended January 2, 1999 and December 31, 1997 were approximately $79,000 and $56,000, respectively, an increase of approximately $23,000. The costs were incurred in connection with non-operating matters, primarily the arbitration against Jack C. Benun, the Company's former Chairman and CEO.

Other (income), Net

         Other (income), net was approximately $218,000 and $53,000 in the quarters ended January 2, 1999 and December 31, 1997, respectively. Other (income), net includes directors' fees, certain public relations costs, foreign exchange gains and losses and interest income.

Income Taxes

         The Company's provision for income taxes for the quarter ended January 2, 1999 is primarily related to the earnings of the Company's Far East and domestic operations, net of benefits relating to operating loss carryforwards and overpayments/refunds on the Company's other subsidiaries.

Net Income

         As a result of the matters described above, the Company had net income of approximately $2,328,000 or $0.20 per diluted share in the quarter ended January 2, 1999, as compared to net income of $2,337,000 or $.20 per diluted share in the quarter ended December 31, 1997. The Company achieved its profit plan for the second quarter and is in line to achieve its previously announced projected profit of $7 to $8 million or $0.58 to $0.66 per diluted share for the current fiscal year.

Six months ended January 2, 1999 compared to the six months ended December 31, 1997.

         Total revenues for the six months ended January 2, 1999 and December 31, 1997 were approximately $62,107,000 and $51,135,000, respectively, an increase of approximately $10,972,000 or 21.5%. The increase in revenues for the six months of Fiscal 1999 over the six months of Fiscal 1998 resulted principally from increases in sales to OEM and retail customers. OEM Revenues for the six months ended December 31, 1997 included approximately $9,200,000 of non-recurring sales. For comparison purposes, excluding the approximate $9,200,000 of non-recurring sales in the six months of Fiscal 1998, net sales for the six months of Fiscal 1999 were $62,107,000 versus $41,935,000 for the six months of last year, an increase of approximately $20,172,000 or 48.1%.

         Sales by Concord Camera HK Limited ("Concord HK") for the six months ended January 2, 1999 and December 31, 1997 were approximately $52,155,000 and $40,378,000, respectively, an increase of approximately $11,777,000 or 29.2%. The increase is due primarily to the increases in sales to OEM and retail customers. OEM sales for the six months ended January 2, 1999 and December 31, 1997 were approximately $40,905,000 and $31,930,000, respectively, an increase of approximately $8,975,000 or 28.1%. Retail sales for the six months ended January 2, 1999 and December 31, 1997 were approximately $11,251,000 and $8,447,000, respectively, an increase of approximately $2,804,000 or 33.2%. These increases were due to increases in traditional and single-use camera revenues by the Company's OEM and retail customers.

         Consolidated sales of Concord Americas for the six months ended January 2, 1999 and December 31, 1997 were approximately $5,807,000 and $6,643,000, respectively, a decrease of approximately $836,000 or 12.6%. This decrease in sales was offset by an increase in sales to certain Americas customers on a F.O.B. Hong Kong basis from Concord HK. During the six months ended January 2, 1999 and December 31, 1997 Concord Americas customers purchased approximately $6,431,000 and $5,411,000, respectively, from Concord HK, an increase of approximately $1,020,000 or 18.9%. If this increase were added to the six months ended January 2, 1999, Concord Americas sales, sales of traditional cameras to Concord Americas customers would have increased by 1.5%.

         Consolidated sales of Concord Camera Europe for the six months ended January 2, 1999 and December 31, 1997, were approximately $4,145,000 and $3,991,000, respectively, an increase of approximately $154,000 or 3.8%. In addition certain European customers increased merchandise purchases on a F.O.B. Hong Kong basis from Concord HK. During the six months ended January 2, 1999 and December 31, 1997, European customers purchased approximately $4,796,000 and $2,537,000, respectively, from Concord HK, an increase of approximately $2,259,000 or 89.0%. If this increase were added to the sales for the six months ended January 2, 1999, Concord Camera Europe sales to European customers would have increased by 37.0%.

Gross Profit

         Gross profit, expressed as a percentage of sales, decreased to 26.3% for the six months ended January 2, 1999 from 26.6% for the six months ended December 31, 1997. This decrease was primarily the result of increased product development costs associated with new products. Product development costs were $2,436,000 for the six months ended January 2, 1999 as compared to $1,713,000 for the six months ended December 31, 1997, an increase of approximately $723,000 or 42.2%.

Expenses

         As a percentage of sales, operating expenses, consisting of selling, general and administrative and financial expenses, decreased to 18.1% in the six months ended January 2, 1999 from 20.0% in the six months ended December 31, 1997. Operating expenses increased to $11,229,000 in the six months ended January 2, 1999 from $10,257,000 in the six months ended December 31, 1997, an increase of $972,000 or 9.5%.

         Selling expenses increased to $4,592,000 or 7.4% of net sales in the six months ended January 2, 1999 from $4,351,000 or 8.5% of net sales in the six months ended December 31, 1997. The increase was primarily attributable to the Company's increased volume and increases in royalty expenses and promotional allowances partially offset by the benefits from the consolidation of warehouse facilities undertaken by the Company in Fiscal 1996.

         General and Administrative expenses decreased to $4,881,000 or 7.9% of net sales in the six months ended January 2, 1999 from $5,102,000 or 10.0% of net sales in the six months ended December 31, 1997.

         Financial expenses increased to $1,756,000 or 2.8% of net sales for the six months ended January 2, 1999 from $804,000 or 1.6% of net sales in the six months ended December 31, 1997. Such increase was primarily a result of an increase in average debt outstanding during the six months ended January 2, 1999.

         Litigation and settlement costs in the six months ended January 2, 1999 and December 31, 1997 were approximately $93,000 and $97,000, respectively. The costs were incurred in connection with non-operating matters, primarily the arbitration against Jack C. Benun, the Company's former Chairman and CEO.

Other (income), Net

         Other (income), net was approximately $132,000 and $123,000 in the six months ended January 2, 1999 and December 31, 1997, respectively. Other (income), net includes directors' fees, certain public relations costs, foreign exchange gains and losses and interest income.

Income Taxes

         The Company's provision for income taxes for the six months ended January 2, 1999 is primarily related to the earnings of the Company's Far East and domestic operations, net of benefits relating to operating loss carryforwards and overpayments/refunds on the Company's other subsidiaries.

Net Income

         As a result of the matters described above, the Company had net income of approximately $4,786,000 or $0.41 per diluted share in the six months ended January 2, 1999, as compared to net income of $3,108,000 or $.27 per diluted share in the six months ended December 31, 1997. The Company achieved its profit plan for the six months and is in line to achieve its previously announced projected profit of $7 to $8 million or $0.58 to $0.66 per diluted share for the current fiscal year.

Liquidity and Capital Resources

         At January 2, 1999, the Company had working capital of $35,195,000 as compared to $20,813,000 at June 30, 1998. Cash flow provided by operating activities was approximately $11,181,000 and $2,052,000 for the six months ended January 2, 1999 and December 31, 1997, respectively. Capital expenditures for the six months ended January 2, 1999 and December 31, 1997 were approximately $3,518,000 and $2,164,000, respectively. The Company's principal funding requirement has been, and is expected to continue to be, the financing of accounts receivable and inventory. Additionally, the combined United States operation is dependent upon funding received from the foreign operations.

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

Mortgage Payable. On April 9, 1998, the Company entered into a 15 month $2,100,000 mortgage loan agreement that is secured by the Company-owned manufacturing facilities located in Baoan County, Shenzhen Municipal, Peoples Republic of China and bears interest at 12.986%. The mortgage loan agreement requires monthly payments of interest only and a balloon payment of $2,100,000 on July 9, 1999.

Non-Notification Factoring with Recourse Facility. During the last quarter of Fiscal 1998, Concord HK consummated a $10,000,000 Non-Notification Factoring with Recourse Facility, (the "Factoring Facility"), that is guaranteed by the Company, is secured by certain accounts receivables of the Company's Hong Kong operations and bears interest at 1.5% above the prime lending rate. Availability is subject to advance formulas based on eligible accounts receivable with no minimum borrowings. The Company utilized the Factoring Facility during the fourth quarter of Fiscal 1998 to replace a one-year $1,500,000 revolving credit facility with an U.S. bank. At January 2, 1999, approximately $3,365,000 was outstanding and classified as short-term debt.

U.S. Credit Facility. The Company has a $4,500,000 credit facility, (the "U.S. Credit Facility"), which expires on May 31, 1999, that is secured by accounts receivable, inventory and other related assets of the Company's United States operations and bears interest at 1.5% above the prime lending rate, which was 8.5% at January 2, 1999. Availability is subject to advance formulas based on eligible inventory and accounts receivable with interest calculated on borrowing of $1,500,000. At January 2, 1999, approximately $1,551,000 was outstanding and classified as short-term debt under the U.S. Credit Facility.

Hong Kong Credit Facility. Concord HK has credit facilities, (the "HK Facilities"), that provides Concord HK with up to $2,700,000 of financing as follows: letters of credit and standby letters of credit of up to $1,800,000 and packing loans of up to $900,000. As of January 2, 1999, approximately $435,000 was utilized under the HK Facilities. The HK Facilities, which is payable on demand, bears interest at 2% above the prime lending rate which was 10%on January 2, 1999. Concord guarantees all amounts outstanding under the HK Facilities.

Canadian Working Capital Facility. On November 25, 1996, the Company obtained a $990,000 working capital facility, (the "Canadian Facility"), with a Canadian bank, which is secured by accounts receivable, inventory and other related assets of the Company's Canadian operations and bears interest at 1% above the prime lending rate, which was 7.75% at January 2, 1999. Availability under the Canadian Facility is subject to advance formulas based on eligible accounts receivable and seasonable inventory eligibility with no minimum borrowings and is subject to monthly covenant requirements. No funds were utilized on January 2, 1999.

Other Arrangements and Future Cash Commitments. Management believes that anticipated cash flow from operations together with financing from the Senior Notes Payable, the Factoring Facility, the U.S. Credit Facility, the HK Facilities, and the Canadian Facility, or replacement facilities, will be sufficient to fund its operating cash needs for the foreseeable future.

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

Forward-Looking Statements

         The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as: "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements. Management wishes to caution the reader that these forward-looking statements, such as statements regarding development of the Company's business, the Company's anticipated capital expenditures and other statements contained in this report regarding matters that are not historical facts, are only estimates or predictions. No assurance can be given that future results will be achieved; actual events for results may differ materially as a result of risks facing the Company or actual results differing from the assumptions underlying such statements. In particular, expected revenues could be adversely affected by production difficulties or economic conditions negatively affecting the market for the Company's products. To obtain the results expected from the introduction of the Company's new products will require timely completion of development, successful ramp-up of full-scale production on a timely basis and customer and consumer acceptance of those products. In addition, the OEM agreements require an ability to meet high quality and performance standards, successful implementation of production at greatly increased volumes and an ability to sustain production at greatly increased volumes, as to all of which there can be no assurance. There also can be no assurance that products under development will be successfully developed or that once developed such products will be commercially successful.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The company, as a result of its global operating and financial activities, is exposed to changes in interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposures to changes in interest rates and foreign currency rates through its regular operating and financing activities. Each of the Company's foreign subsidiaries purchases its inventories in U.S. Dollars and sells them in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. Certain components needed to manufacture cameras are purchased in Japanese Yen. The impact of foreign exchange transactions is reflected in the profit and loss statement. The Company's hedging activities were immaterial and as of January 2, 1999 there were no forward exchange contracts outstanding. The Company continues to analyze the benefits and costs associated with hedging against foreign currency fluctuations. The Company's exposure to changes in interest rates results from its borrowing activities used to meet its liquidity needs. Long-term debt is generally used to finance long-term investments, while short-term debt is used to meet working capital requirements. Derivative instruments are not presently used to adjust the Company's interest rate risk profile. The Company does not utilize financial instruments for trading or speculative purposes, nor does it utilize leveraged financial instruments.

PART 2. OTHER INFORMATION

a.       Item 6.  Reports on Form 8-K

                    None


b.       Exhibits

                 Exhibit No.      Exhibit
                 -----------      -------
                 27               Financial Data Schedule


                 10.1 Lease Agreement between Prologis Trust, a Maryland real estate investment trust, and the Company.

                 10.2 Lease Agreement, dated as of August 12, 1998, between CarrAmerica Realty Corp., a Maryland corporation, and the Company.

                 10.3 Amendment No. 2, dated as of January 1, 1999, to amended and restated Employment Agreement dated as of May 1, 1997, between Ira B. Lampert and the Company.

                 10.4 Supplemental Executive Retirement Plan and Agreement for Ira B. Lampert.

                 10.4(a) Amendment to the Supplemental Executive Retirement Plan and Agreement for Ira B. Lampert.

                 10.5 Deferral Agreement, dated as of May 1, 1997, between Concord Camera Corp. and Ira B. Lampert.

                                S I G N A T U R E


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CONCORD CAMERA CORP.
                         -----------------------------
                                  (Registrant)



                             BY: /s/ Harlan I. Press
                                ---------------------------
                                     (Signature)


                                 Harlan I. Press
                  Corporate Controller and Assistant Secretary


                    DULY AUTHORIZED AND PRINCIPAL ACCOUNTING
                                     OFFICER

                             DATE: February 10, 1999