Form 10-Q
period 1999-04-03
CONCORD CAMERA CORP
filed 1999-05-14
CIK 831861

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




        For Quarter Ended April 3, 1999 - Commission file Number 0-17038
                         ---------------

                              Concord Camera Corp.
             -------------------------------------------------------
             (Exact names of registrant as specified in its charter)


               New Jersey                              13-3152196
       ----------------------------               --------------------
       (State or other Jurisdiction                 (I.R.S. Employer
            of Incorporation)                      Identification No.)


           4000 Hollywood Blvd. Suite 650N, Hollywood, Florida 33021
          -----------------------------------------------------------
               (Address of principal executive office) (Zip code)


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


                                  Yes   X   No
                                      -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, no par value -- 11,331,343 shares as of April 30, 1999

                         ------------------------------

                                  Page 1 of 14
                           (Exhibit Index on Page 13)

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements


Concord Camera Corp.
Consolidated Balance Sheets

                                                                                  April 3, 1999
                                                                                   (unaudited)             June 30, 1998
                                                                                  --------------           -------------
Current assets:

Cash                                                                              $ 23,321,793             $  7,119,699
Accounts receivable, net                                                            13,647,288               19,961,534
Inventories                                                                         20,050,781               21,458,595
Prepaid expenses and other current assets                                            3,751,915                3,238,129
                                                                                  ------------             ------------
Total current assets                                                                60,771,777               51,777,957
Plant and equipment, net                                                            18,534,705               15,930,486
Goodwill, net                                                                          412,462                  727,633
Other assets                                                                         5,671,018                3,645,703
                                                                                  ------------             ------------
Total assets                                                                      $ 85,389,962             $ 72,081,779
                                                                                  ============             ============
Current liabilities:
Short-term debt                                                                   $  7,439,362             $ 10,822,012
Current portion of long-term debt                                                         --                     35,676
Current obligations under capital leases                                             1,668,708                  870,173
Accounts payable                                                                    11,186,901               14,213,757
Accrued expenses                                                                     5,433,381                4,418,604
Income taxes payable                                                                   784,994                  379,662
Other current liabilities                                                              329,366                  224,781
                                                                                  ------------             ------------
Total current liabilities                                                           26,842,712               30,964,665
Deferred income taxes                                                                  689,169                  689,169
Senior Notes                                                                        14,850,000                     --
Long-term debt                                                                            --                  2,460,784
Obligations under capital leases                                                     2,528,507                1,409,865
Other long-term liabilities                                                          1,013,932                  452,548
                                                                                  ------------             ------------
Total liabilities                                                                   45,924,320               35,977,031
                                                                                  ------------             ------------
Stockholders' equity:
Common stock, no par value, 40,000,000 authorized; 11,331,343 and
11,214,451 issued as of April 3, 1999, and June 30, 1998, respectively              40,335,187               40,094,559
Paid in capital                                                                      1,033,553                  850,786
Retained earnings (deficit)                                                          3,314,241               (1,622,215)
Notes receivable arising from common stock purchase agreements                      (2,874,131)              (2,765,463)
                                                                                  ------------             ------------
                                                                                    41,808,850               36,557,667
Less: treasury stock, at cost; 479,263 and 63,553 shares, respectively              (2,343,208)                (452,919)
                                                                                  ------------             ------------
Total stockholders' equity
                                                                                    39,465,642               36,104,748
                                                                                  ------------             ------------
Total liabilities and stockholders' equity
                                                                                  $ 85,389,962             $ 72,081,779
                                                                                  ============             ============

See accompanying notes to consolidated financial statements

Concord Camera Corp.
Consolidated Income Statements

                                                                        (Unaudited)

                                                                  For the three months ended
                                                              --------------------------------------
                                                              April 3, 1999           March 31, 1998
                                                              -------------           --------------
Net sales                                                     $ 21,497,763             $ 19,150,898

Cost of products sold                                           16,987,800               13,982,230
                                                              ------------             ------------
Gross profit                                                     4,509,963                5,168,668

Selling expenses                                                 1,454,926                1,715,897

General and administrative expenses                              2,156,574                2,284,075

Financial expenses                                                 836,769                  386,754

Other (income), net                                               (123,944)                 (42,815)

Legal expenses and settlement costs                                 31,266                   79,138
                                                              ------------             ------------
Income before income taxes                                         154,412                  745,619

Provision for income taxes                                           4,142                   85,000
                                                              ------------             ------------
Net Income                                                    $    150,270             $    660,619
                                                              ============             ============
Weighted average common shares outstanding- basic               10,878,877               10,912,134

Incremental shares using treasury stock method                     818,637                  453,533
                                                              ------------             ------------
Weighted average common shares outstanding-diluted              11,697,514               11,365,667
                                                              ============             ============
Basic earnings per share                                      $       0.01             $       0.06
                                                              ============             ============
Diluted earnings per share                                    $       0.01             $       0.06
                                                              ============             ============

See accompanying notes to consolidated financial statements.

Concord Camera Corp.
Consolidated Income Statements

                                                                                (Unaudited)

                                                                          For the nine months ended
                                                                      --------------------------------------
                                                                      April 3, 1999           March 31, 1998
                                                                      -------------           --------------
Net sales                                                             $ 83,605,175             $ 70,286,311

Cost of products sold                                                   62,713,625               51,511,244
                                                                      ------------             ------------
Gross profit                                                            20,891,550               18,775,067

Selling expenses                                                         6,046,959                6,067,001

General and administrative expenses                                      7,037,791                7,385,847

Financial expenses                                                       2,592,477                1,190,938

Other (income), net                                                       (255,866)                (165,707)

Legal expenses and settlement costs                                        124,592                  176,600
                                                                      ------------             ------------
Income before income taxes                                               5,345,597                4,120,388

Provision for income taxes                                                 409,142                  351,548
                                                                      ------------             ------------
Net Income                                                            $  4,936,455             $  3,768,840
                                                                      ============             ============
Weighted average common shares outstanding- basic                       10,990,395               10,890,873

Incremental shares using treasury stock method                             845,026                  500,610
                                                                      ------------             ------------
Weighted average common shares outstanding-diluted                      11,835,421               11,391,483
                                                                      ============             ============
Basic earnings per share                                              $       0.45             $       0.35
                                                                      ============             ============
Diluted earnings per share                                            $       0.42             $       0.33
                                                                      ============             ============

See accompanying notes to consolidated financial statements.

Concord Camera Corp.
Consolidated Statements of Cash Flows

                                                                                                 (Unaudited)

                                                                                          For the nine months ended
                                                                                       ---------------------------------
                                                                                       April 3, 1999      March 31, 1998
                                                                                       -------------      --------------
Cash flows from operating activities:

Net income                                                                             $  4,936,456       $  3,768,840

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization                                                             3,130,916          2,468,440

Interest income on notes receivable arising from common stock purchase agreements          (108,668)          (107,491)

Non-cash compensation expense                                                               182,767               --

Change in assets and liabilities:

(Increase) decrease in accounts receivable                                                6,314,246           (586,496)

(Increase) decrease in inventories                                                        1,407,814         (6,167,279)

(Increase) in prepaid expenses and other current assets                                    (591,241)          (746,018)

(Increase) decrease in other assets                                                      (1,819,258)           148,681

Increase (decrease) in accounts payable                                                  (3,026,856)         5,248,405

Increase in accrued expenses                                                              1,014,777            337,720

Increase in income taxes payable                                                            405,332            409,979

Increase  (decrease) in other current liabilities                                           104,585            (31,850)

Decrease in other long-term liabilities
                                                                                               --             (149,956)
                                                                                       ------------       ------------
Total adjustments                                                                         7,014,414            824,135
                                                                                       ------------       ------------
Net cash provided by operating activities                                                11,950,870          4,592,975
                                                                                       ------------       ------------
Cash flows from investing activities:

Purchase of property, plant and equipment                                                (4,987,182)        (3,859,209)

Purchase of Treasury Stock                                                               (1,890,289)              --
                                                                                       ------------       ------------
Net cash (used in) investing activities                                                  (6,877,471)        (3,859,209)
                                                                                       ------------       ------------
Cash flows from financing activities:

Net borrowings under short-term debt agreements                                          (3,382,650)          (887,695)

Net borrowings (repayments) of long-term debt                                            12,353,540            (24,155)

Principal payments under capital lease obligations                                        1,917,177           (306,288)

Net proceeds from issuance of common stock                                                  240,628            152,500
                                                                                       ------------       ------------
Net cash provided by (used in) financing activities                                      11,128,695         (1,065,638)
                                                                                       ------------       ------------
Net increase (decrease) in cash                                                          16,202,094           (331,872)

Cash at beginning of period                                                               7,119,699          5,297,820
                                                                                       ------------       ------------
Cash at end of period                                                                  $ 23,321,793       $  4,965,948
                                                                                       ============       ============

See accompanying notes to consolidated financial statements.
See Note 3 - Supplemental disclosure of cash flow information.

                              CONCORD CAMERA CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  April 3, 1999
                                   (unaudited)

Note 1 - General

In the opinion of Concord Camera Corp. ("the Company"), the accompanying unaudited financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of April 3, 1999, and the results of operations and cash flows for the periods ended April 3, 1999 and March 31, 1998.

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

Note 2 - Inventories

Inventories are comprised of the following:

                                        April 3, 1999            June 30, 1998
                                        -------------            -------------

Raw materials and components            $ 14,219,574              $13,033,653

Finished goods                             5,831,207                8,424,942

                                        $ 20,050,781              $21,458,595
                                        ============              ===========

Note 3 - Supplemental Disclosures of Cash Flow Information:

                                            For the Nine Months ended

                                       April 3, 1998           March 31
                                       -------------           ---------
                                                                   1998

Cash paid for interest                  $ 2,262,653            $ 925,791
                                        ===========            =========

Cash paid for taxes                     $    20,000             $ 80,000
                                        ===========             ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The quarter ended April 3, 1999 compared to the quarter ended March 31, 1998.

         Total revenues for the quarters ended April 3, 1999 and March 31, 1998 were approximately $21,498,000 and $19,151,000, respectively, an increase of approximately $2,347,000 or 12.3%. The increase in revenues for the third quarter of the company's fiscal year ended July 3, 1999 ("Fiscal 1999") over the third quarter of the company's fiscal year ended June 30, 1998 ("Fiscal 1998') resulted principally from increases in sales to original equipment manufacturer ("OEM") customers. OEM revenues for the quarter ended April 3, 1999 and March 31, 1998 were approximately $15,626,000 and $13,473,000, respectively, an increase of approximately $2,153,000 or 16.0%. Retail sales for the quarters ended April 3, 1999 and March 31, 1998 were approximately $5,872,000 and $5,678,000, respectively, an increase of approximately $194,000 or 3.4%.

         Sales by Concord Camera HK Limited ("Concord HK") for the quarters ended April 3, 1999 and March 31, 1998 were approximately $19,061,000 and $17,237,000, respectively, an increase of approximately $1,824,000 or 10.6%. The increase is due primarily to the increases in sales to OEM customers net of decreases in sales to retail customers. OEM sales for the quarters ended April 3, 1999 and March 31, 1998 were approximately $15,626,000 and $13,472,000, respectively, an increase of approximately $2,154,000 or 16.0%. Retail sales for the quarters ended April 3, 1999 and March 31, 1998 were approximately $3,434,000 and $3,765,000, respectively, a decrease of approximately $331,000 or 8.8%. The increases in OEM sales were primarily due to sales of the Company's new Instant single-use and Instant traditional camera products that were launched during Fiscal 1999.

         Consolidated sales of the Company's operations in the United States, Latin America and Canada ("Concord Americas") for the quarters ended April 3, 1999 and March 31, 1998 were approximately $892,000 and $924,000, respectively, a decrease of approximately $32,000 or 3.5%. In addition, certain Concord Americas customers decreased merchandise purchases on a F.O.B. Hong Kong basis from Concord HK. During the quarters ended April 3, 1999 and March 31, 1998, Concord Americas customers purchased approximately $484,000 and $2,162,000, respectively, from Concord HK, a decrease of approximately $1,678,000 or 77.6%. If this decrease was added to the quarter ended April 3, 1999 Concord Americas sales, sales of traditional cameras to Concord Americas customers would have decreased by 55.4%.

         Consolidated sales of Concord Camera Europe, Concord Camera GmbH, and Concord Camera France ("Concord Camera Europe") for the quarters ended April 3, 1999 and March 31, 1998, were approximately $1,545,000 and $990,000, respectively, an increase of approximately $550,000 or 56.1%. The increase in sales was offset by a decrease in sales to certain European customers on a F.O.B. Hong Kong basis from Concord HK. During the quarters ended April 3, 1999 and March 31, 1998, European customers purchased approximately $229,000 and $1,532,000, respectively, from Concord HK, a decrease of approximately $1,303,000 or 85.1%. If this decrease was added to the sales for the quarter ended April 3, 1999, European sales to European customers would have decreased by 29.7%.

Gross Profit

         Gross profit, expressed as a percentage of sales, decreased to 21.0% for the quarter ended April 3, 1999 from 27.0% for the quarter ended March 31, 1998. This decrease was primarily the result of increased costs associated with the production ramp up of new products, increases in license costs, royalty expenses, and product development costs associated with new products. Product development costs were $1,149,000 for the quarter ended April 3, 1999 as compared to $1,096,000 for the quarter ended March 31, 1998, an increase of approximately $53,000.

Expenses

         As a percentage of sales, operating expenses, consisting of selling, general and administrative and financial expenses, decreased to 20.7% in the quarter ended April 3, 1999 from 22.9% in the quarter ended March 31, 1998. Operating expenses increased to $4,448,000 in the quarter ended April 3, 1999 from $4,387,000 in the quarter ended March 31, 1998, an increase of $61,000 or 1.4%.

         Selling expenses decreased to $1,455,000 or 6.8% of net sales in the quarter ended April 3, 1999 from $1,716,000 or 9.0% of net sales in the quarter ended March 31, 1998. The decrease was primarily attributable to decreases in royalty expenses and promotional allowances and the benefits from other cost cutting methods.

         General and Administrative expenses decreased to $2,157,000 or 10.0% of net sales in the quarter ended April 3, 1999 from $2,284,000 or 11.9% of net sales in the quarter ended March 31, 1998.

         Financial expenses increased to $837,000 or 3.9% of net sales for the quarter ended April 3, 1999 from $387,000 or 2.0% of net sales in the quarter ended March 31, 1998. Such increase was primarily a result of an increase in average debt outstanding during the quarter ended April 3, 1999.

         Litigation and settlement costs in the quarters ended April 3, 1999 and March 31, 1998 were approximately $31,000 and $79,000, respectively, a decrease of approximately $48,000. The costs were incurred in connection with non-operating matters, primarily the arbitration against Jack C. Benun, the Company's former Chairman and CEO.

Other (income), Net

         Other (income), net was approximately $124,000 and $43,000 in the quarters ended April 3, 1999 and March 31, 1998, respectively. Other (income), net includes directors' fees, certain public relations costs, foreign exchange gains and losses and interest income.

Income Taxes

         The Company's provision for income taxes for the quarter ended April 3, 1999 is primarily related to the earnings of the Company's Far East and domestic operations.

Net Income

         As a result of the matters described above, the Company had net income of approximately $150,000 or $0.01 per diluted share in the quarter ended April 3, 1999, as compared to net income of $661,000 or $.06 per diluted share in the quarter ended March 31, 1998. The Company achieved its profit plan for the third quarter and is in line to achieve its previously announced projected profit of $7 to $8 million or $0.58 to $0.66 per diluted share for the current fiscal year.

Nine Months ended April 3, 1999 compared to the Nine Months ended March 31,
1998.

         Total revenues for the nine months ended April 3, 1999 and March 31, 1998 were approximately $83,605,000 and $70,286,000, respectively, an increase of approximately $13,319,000 or 18.9%. The increase in revenues for the nine months of Fiscal 1999 over the nine months of Fiscal 1998 resulted principally from increases in sales to OEM and retail customers. OEM revenues for the nine months ended March 31, 1998 included approximately $9,492,000 of non-recurring sales. For comparison purposes, excluding the approximate $9,492,000 of non-recurring sales in the nine months of Fiscal 1998, net sales for the nine months of Fiscal 1999 were $83,605,000 versus $60,794,000 for the nine months of last year, an increase of approximately $22,811,000 or 37.5%.

         Sales by Concord HK for the nine months ended April 3, 1999 and March 31, 1998 were approximately $71,325,000 and $57,740,000, respectively, an increase of approximately $13,585,000 or 23.5%. The increase is due primarily to the increases in sales to OEM and retail customers. OEM sales for the nine months ended April 3, 1999 and March 31, 1998 were approximately $56,623,000 and $45,528,000, respectively, an increase of approximately $11,095,000 or 24.3%. Retail sales for the nine months ended April 3, 1999 and March 31, 1998 were approximately $14,702,000 and $12,212,000, respectively, an increase of approximately $2,490,000 or 20.4%. These increases were due to increases in traditional and single-use camera revenues by the Company's OEM and retail customers.

         Consolidated sales of Concord Americas for the nine months ended April 3, 1999 and March 31, 1998 were approximately $6,583,000 and $7,566,000, respectively, a decrease of approximately $983,000 or 12.9%. In addition, certain Concord Americas customers decreased merchandise purchases on a F.O.B. Hong Kong basis from Concord HK. During the nine months ended April 3, 1999 and March 31, 1998, Concord Americas customers purchased approximately $7,424,000 and $7,500,000, respectively, from Concord HK, a decrease of approximately $76,000 or 1.0%. If this decrease was added to the sales for the nine months ended April 3, 1999, sales of traditional cameras to Concord Americas customers would have decreased by 7.0%.

         Consolidated sales of Concord Camera Europe for the nine months ended April 3, 1999 and March 31, 1998, were approximately $5,697,000 and $4,980,000, respectively, an increase of approximately $717,000 or 14.4%. In addition certain European customers increased merchandise purchases on a F.O.B. Hong Kong basis from Concord HK. During the nine months ended April 3, 1999 and March 31, 1998, European customers purchased approximately $5,024,000 and $3,392,000, respectively, from Concord HK, an increase of approximately $1,632,000 or 48.1%. If this increase was added to the sales for the nine months ended April 3, 1999, Concord Camera Europe sales to European customers would have increased by 28.0%.

Gross Profit

         Gross profit, expressed as a percentage of sales, decreased to 25.0% for the nine months ended April 3, 1999 from 26.7% for the nine months ended March 31, 1998. This decrease was primarily the result of costs associated with the production ramp up of new products, increases in license costs, royalty expenses, and product development costs associated with new products. Product development costs were $3,585,000 for the nine months ended April 3, 1999 as compared to $2,809,000 for the nine months ended March 31, 1998, an increase of approximately $776,000 or 27.6%.

Expenses

         As a percentage of sales, operating expenses, consisting of selling, general and administrative and financial expenses, decreased to 18.8% in the nine months ended April 3, 1999 from 20.8% in the nine months ended March 31, 1998. Operating expenses increased to $15,677,000 in the nine months ended April 3, 1999 from $14,644,000 in the nine months ended March 31, 1998, an increase of $1,033,000 or 7.1%.

         Selling expenses decreased to $6,047,000 or 7.2% of net sales in the nine months ended April 3, 1999 from $6,067,000 or 8.6% of net sales in the nine months ended March 31, 1998.

         General and Administrative expenses decreased to $7,038,000 or 8.4% of net sales in the nine months ended April 3, 1999 from $7,386,000 or 10.5% of net sales in the nine months ended March 31, 1998.

         Financial expenses increased to $2,592,000 or 3.1% of net sales for the nine months ended April 3, 1999 from $1,191,000 or 1.7% of net sales in the nine months ended March 31, 1998. Such increase was primarily a result of an increase in average debt outstanding during the nine months ended April 3, 1999.

         Litigation and settlement costs in the nine months ended April 3, 1999 and March 31, 1998 were approximately $125,000 and $177,000, respectively. The costs were incurred in connection with non-operating matters, primarily the arbitration against Jack C. Benun, the Company's former Chairman and CEO.

Other (income), Net

         Other (income), net was approximately $256,000 and $166,000 in the nine months ended April 3, 1999 and March 31, 1998, respectively. Other (income), net includes directors' fees, certain public relations costs, foreign exchange gains and losses and interest income.

Income Taxes

         The Company's provision for income taxes for the nine months ended April 3, 1999 is primarily related to the earnings of the Company's Far East and domestic operations.

Net Income

         As a result of the matters described above, the Company had net income of approximately $4,937,000 or $0.42 per diluted share in the nine months ended April 3, 1999, as compared to net income of $3,769,000 or $.33 per diluted share in the nine months ended March 31, 1998. The Company achieved its profit plan for the nine months and is in line to achieve its previously announced projected profit of $7 to $8 million or $0.58 to $0.66 per diluted share for the current fiscal year.

Liquidity and Capital Resources

         At April 3, 1999, the Company had working capital of $33,929,000 as compared to $20,813,000 at June 30, 1998. Cash flow provided by operating activities was approximately $11,951,000 and $4,593,000 for the nine months ended April 3, 1999 and March 31, 1998, respectively. Capital expenditures for the nine months ended April 3, 1999 and March 31, 1998 were approximately $4,987,000 and $3,859,000, respectively. The Company's principal funding requirement has been, and is expected to continue to be, the financing of accounts receivable and inventory. Additionally, the combined United States operation is dependent upon funding received from the foreign operations.

Senior Notes. On July 30, 1998, the Company consummated a private placement of $15 million of senior notes. The notes bear interest at 11%, and the maturity date is July 15, 2005. Interest payments are due quarterly. The agreement contains certain restrictive covenants relating to, among other things, incurrence of additional indebtedness and dividend and other payment restrictions affecting subsidiaries.

Mortgage Payable. On April 9, 1998, the Company entered into a 15 month $2,100,000 mortgage loan agreement that is secured by the Company-owned manufacturing facilities located in Baoan County, Shenzhen Municipal, Peoples Republic of China and bears interest at 12.986%. The mortgage loan agreement requires monthly payments of interest only and a balloon payment of $2,100,000 on July 9, 1999.

Non-Notification Factoring with Recourse Facility. During the last quarter of Fiscal 1998, Concord HK consummated a $10,000,000 Non-Notification Factoring with Recourse Facility, (the "Factoring Facility"), that is guaranteed by the Company, is secured by certain accounts receivables of the Company's Hong Kong operations and bears interest at 1.5% above the prime lending rate. Availability is subject to advance formulas based on eligible accounts receivable with no minimum borrowings. The Company utilized the Factoring Facility during the fourth quarter of Fiscal 1998 to replace a one-year $1,500,000 revolving credit facility with a U.S. bank. At April 3, 1999, approximately $4,483,000 was outstanding and classified as short-term debt.

U.S. Credit Facility. The Company has a $4,500,000 credit facility, (the "U.S. Credit Facility"), which expires on May 31, 1999, that is secured by accounts receivable, inventory and other related assets of the Company's United States operations and bears interest at 1.5% above the prime lending rate, which was 8.5% at April 3, 1999. Availability is subject to advance formulas based on eligible inventory and accounts receivable with interest calculated on borrowing of $1,500,000. At April 3, 1999, approximately $280,000 was outstanding and classified as short-term debt under the U.S. Credit Facility.

Hong Kong Credit Facility. Concord HK has credit facilities, (the "HK Facilities"), that provide Concord HK with up to $2,700,000 of financing as follows: letters of credit and standby letters of credit of up to $1,800,000 and packing loans of up to $900,000. As of April 3, 1999, approximately $2,612,000 was utilized under the HK Facilities. The HK Facilities, which are payable on demand, bear interest at 2% above the prime lending rate, which was 10% on April 3, 1999. The Company guarantees all amounts outstanding under the HK Facilities.

Canadian Working Capital Facility. On November 25, 1996, the Company obtained a $990,000 working capital facility, (the "Canadian Facility"), with a Canadian bank, which is secured by accounts receivable, inventory and other related assets of the Company's Canadian operations and bears interest at 1% above the prime lending rate, which was 7.75% at April 3, 1999. Availability under the Canadian Facility is subject to advance formulas based on eligible accounts receivable and seasonable inventory eligibility with no minimum borrowings and is subject to monthly covenant requirements. No funds were utilized on April 3, 1999.

Other Arrangements and Future Cash Commitments. Management believes that anticipated cash flow from operations together with financing from the Senior Notes, the Factoring Facility, the U.S. Credit Facility, the HK Facilities, and the Canadian Facility, or replacement facilities, will be sufficient to fund its operating cash needs for the foreseeable future.

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

Based on an assessment, the Company determined that it will be required to modify or replace portions of its software and hardware so that its systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software and hardware, the Year 2000 issue will not pose significant operational problems for its systems. However, if such modifications and conversions are not made, or are not completed in a timely fashion, the Year 2000 problems could have a material impact on the operations of the Company.

The Company is continuing to contact all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company's total Year 2000 project cost and estimates for completion, including the estimated costs and time associated with the impact of third party Year 2000 issues based on presently available information, are approximately $100,000. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted on a timely basis and will not have a material adverse effect on the Company's systems.

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


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The company, as a result of its global operating and financial activities, is exposed to changes in interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposures to changes in interest rates and foreign currency rates through its regular operating and financing activities. Each of the Company's foreign subsidiaries purchases its inventories in U.S. Dollars and sells them in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. Certain components needed to manufacture cameras are purchased in Japanese Yen. The impact of foreign exchange transactions is reflected in the profit and loss statement. The Company's hedging activities were immaterial and as of April 3, 1999 there were no forward exchange contracts outstanding. The Company continues to analyze the benefits and costs associated with hedging against foreign currency fluctuations. The Company's exposure to changes in interest rates results from its borrowing activities used to meet its liquidity needs. Long-term debt is generally used to finance long-term investments, while short-term debt is used to meet working capital requirements. Derivative instruments are not presently used to adjust the Company's interest rate risk profile. The Company does not utilize financial instruments for trading or speculative purposes, nor does it utilize leveraged financial instruments.

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



                              CONCORD CAMERA CORP.
                              --------------------
                                  (Registrant)



                             BY: /s/ Harlan I. Press
                                 ------------------------
                                   (Signature)


                                 Harlan I. Press
                  Corporate Controller and Assistant Secretary


                    DULY AUTHORIZED AND PRINCIPAL ACCOUNTING
                                     OFFICER

                               DATE: May 13, 1999