Form 10-K
period 1999-07-03
CONCORD CAMERA CORP
filed 1999-10-01
CIK 831861

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended July 3, 1999               Commission file No. 0-17038


                              Concord Camera Corp.
             (Exact name of registrant as specified in its charter)

  New Jersey                                                          13-3152196
  (State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                             identification no.)

  4000 Hollywood Blvd. Suite 650N, Hollywood, Florida                      33021
  (Address of principal executive offices)                            (Zip Code)

  Company's telephone number, including area code: (954) 331-4200
  Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:


                      Common Stock, no par value per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of September 17, 1999 the aggregate market value of the Common Stock (based upon the high and low trading prices) held by non-affiliates of the Company was approximately $109,416,488.

As of September 17, 1999 the number of shares outstanding of the Company's Common Stock was 11,671,092.


                               -----------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                          See Exhibit Index -- Page 44

                                     PART I

Unless the context indicates otherwise, when used in this report the word "Company" or "Concord" refers to Concord Camera Corp. and its subsidiaries. Beginning in Fiscal 1999, the Company changed its fiscal year and fiscal quarters to end on the Saturday closest to the respective period ended, based on a fiscal year ending June 30. Fiscal 1999 refers to the Fiscal Year ended July 3, 1999. In the years prior to Fiscal 1999, the Company's year ended was the twelve-month period ending or ended on June 30th.

This report contains certain "forward-looking statements" concerning the Company's operations, economic performance and financial condition, which are subject to inherent uncertainties and risks. Actual results could differ materially from those anticipated in this report. When used in this report, the words "estimate", "project", "anticipate", "expect", "intend", "believe" and similar expressions are intended to identify forward-looking statements.

Item 1.  Business.

Summary

Founded in 1982, the Company is a global developer, designer, manufacturer, and marketer of high quality, low cost Advanced Photo System, 35mm, and 110mm traditional and single-use cameras.

Growth Strategy. Concord's strategy for growth is to capitalize on the trend of vertically integrated camera and toy companies to outsource their design, development, and manufacturing from low cost, third party original equipment manufacturers ("OEMs") such as Concord, which conducts its manufacturing activities in the People's Republic of China ("PRC") at a monthly cost per production worker of only $142. Since implementing its strategy in Fiscal 1995, Concord has built sufficient strength in its engineering, design, and manufacturing capabilities to capture OEM business of several of the world's largest film, camera, and toy companies, including Eastman Kodak Company ("Kodak"), Polaroid Corporation ("Polaroid"), Agfa-Gevaert AG ("Agfa") (a subsidiary of Bayer AG), Imation Corp. ("Imation") (formerly Minnesota Mining and Manufacturing Co. (a 3M subsidiary)) and Mattel, Inc. ("Mattel").

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

In Fiscal 1999, the Company has increased its emphasis in product development, design and new digital technologies to drive revenue growth and profits. The Company believes that its increased capabilities in the development, design and low-cost manufacture of innovative electro, optical, mechanical devices and apparatus (initially in digital image capture and transmission for large branded international OEM customers) will position the Company for continued growth.

The Company has also increased its sales of single-use cameras (SUC) from approximately $27 million in 1995, or 43.6% of sales, to approximately $53 million in 1999, or 45.2% of sales. The Company believes that it is currently the fourth largest SUC manufacturer in the world, behind Kodak, Fuji Photo Film Co. Ltd. ("Fuji") and Konica Corporation ("Konica"). The Company estimates that it produced 8.6% of all single-use cameras sold worldwide in 1998 and 13.7% of all single-use cameras sold in 1999 worldwide excluding Japan. Market size estimates are based on industry sources. Concord estimates the worldwide single-use camera market grew to 230 million units in 1998 and will grow to 296 million units in 2000 and 335 million units in 2001, a compound annual growth rate of 13.5%.

Overall Company sales for 1999 were $118.4 million, an increase of 15.3% over 1998 sales of $102.7 million.

1999 EBITDA and Earnings Growth: EBITDA for Fiscal 1999 grew by 41.7%, to $16.6 million, from $11.5 Million for Fiscal 1998. Net income for Fiscal 1999 grew to $7.7 million or $.67 per diluted share from $6.0 million or $.52 per diluted share for Fiscal 1998, an increase of $1.7 million or 28.2%.

Strong Sales, Earnings and Cash Flow. These incremental sales, coupled with the Company's investments in new product development and manufacturing facilities, enabled the Company to achieve its previously announced Fiscal 1999 projected sales level of more than $115 million, and its Fiscal 1999 projected profit level of more than $7 million. Actual results for Fiscal 1999 were reported on August 26, 1999, and amounted to sales of $118,418,000 and net income of $7,709,000 ($0.70 of basic earnings per share and $0.67 of diluted earnings per share).

Recent Events

The Chairman and Chief Executive Officer, Ira B. Lampert, along with his management team, conceptualized and implemented a strategic growth and earnings plan which began in Fiscal 1995.

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

To implement this strategy the Company knew it needed to improve two aspects of its operations. First, the Company needed to improve the quality and capacity of its manufacturing operations to a world class standard. Second, the Company needed to acquire additional core technology, design, and engineering expertise to improve product performance and picture quality and to respond quickly to customer requirements. The activation of these improvements provided the Company with the ability to obtain business from the world's top tier of photographic and film companies.

The Company continues to make great industry strides by developing new products, while using the latest technology. In keeping with the Company's philosophy, these products are being developed where affordability and greater access are key. The Company continues to partner with complimentary organizations in an effort to bring about strategic alliances for the creation of new, high quality products that meet the demands of the marketplace. Lastly, the Company continues its efforts of acquiring entities that own or produce branded products, to which the Company is able to add value.

Modernization of Manufacturing Facilities

In Fiscal 1996, the Company commenced construction of a new manufacturing facility on a production site in the PRC previously acquired by the Company. The Company commenced manufacturing in the new facility on July 1, 1996. In Fiscal 1995, the Company began investing in new equipment for the new facility. The Company also implemented new training and quality programs in Fiscal 1995 and 1996 (which are ongoing). The result of these initiations was the establishment of a world class manufacturing operation. The Company funded these expenditures internally by shrinking finished goods inventory, consolidating operations and better utilizing working capital. In Fiscal 1999 the Company's PRC manufacturing facilities were accredited as an ISO 9002 certified facility by the China Authorization Center of Import & Export Commodity (CQC).

OEM Relationships and New Product Development

In completion of the program to modernize its manufacturing facilities and improve its manufacturing processes to a world class level, management focused on improving the Company's product development expertise. The Company increased its product development budget from $4.0 million (or 3.9% of net sales) in Fiscal 1998 to $4.8 million (or 4.1% of the sales) in Fiscal 1999 . The Company has increased it product development team by opening its permanent United States Design Center in January 1999, and by adding technical personnel in the Company's HongKong/PRC facilities. The increased funding was used to develop products and long-term relationships with several of the world's largest and most successful photographic and film manufacturers, including Imation (formerly part of Minnesota Mining and Manufacturing Co.), Agfa, Kodak and Polaroid. Recently, the Company supplemented their capabilities with technological adaptation in the digital image capture and digital image transmission via wireless means to a multitude of devices, including cellular transmission.

Imation. The Company established its contractual OEM relationship with Imation for the production of single-use cameras in Fiscal 1995. Products developed under this contract, which continues in effect, included the Company's second and third generation daylight and flash single-use cameras.

Agfa. In Fiscal 1996, the Company and Agfa developed the world's first two-format Advanced Photo System single-use cameras under a co-development agreement. The Company continues to manufacture the single-use cameras for Agfa under the OEM contract with Agfa.

Fisher-Price. In Fiscal 1996, the Company was the successful bidder for a design and manufacturing agreement with Mattel under which the Company designed and now manufactures for Fisher-Price a "child proof" 35mm manual camera product. This led to the award to the Company by Mattel of a co-development and production agreement for the successor to the Viewmaster(TM) product. This product was sold by both Fisher-Price and under a branding arrangement with Fisher-Price and The Discovery Channel in Fiscal 1999.

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

Polaroid. Capitalizing on a pre-existing relationship with Polaroid for the production of single-use cameras, the Company was awarded a co-development and long-term supply agreement to co-design and manufacture an instant single-use camera and the instant manual camera for Polaroid. Shipments of these products commenced in Fiscal 1999. The Company is involved in discussions with Polaroid looking toward the production of additional products by the Company for Polaroid.

Future OEM Relationships. The Company is actively engaged in negotiating with existing OEM customers and new potential OEM customers for the development, design and production of a number of new products, including an Advanced Photo System (APS) single-use camera, an APS camera, and camera and image-capture devices incorporating digital technology. If negotiations and development efforts are successfully concluded, certain new products would be introduced in Fiscal 2000, impacting results in the second half of that year. Additionally, Concord differentiates its OEM capability by providing its customers with dedicated design and development expertise during pre-contract discussions, and with local (Americas, European and Asian) management presence, thereby adding significant customer value, comfort and reliability.

Concord has transformed itself from a supplier of cameras to an imaging OEM through its capabilities in Research and Development. Specifically, the differentiation lies in its ability to offer proprietary assistance in design and product development. Over the last four years, since new management has been at the helm of the Company, they have put together a team of talented and very experienced designers, product development specialists and manufacturing management that is enabling the Company to take advantage of the recent trend toward outsourcing these functions to OEMs. Among the areas of expertise of this team is their ability to develop extremely compact designs while allowing the incorporation of a large number of features.

One significant product that the Company is in the process of designing is a digital product that is state-of-the-art in function and design, featuring a compact body, a lithium battery with auto-focus single lens reflex multiple zoom lens, viewfinder and viewer.

Lastly, the Company targets potential OEM customers that have an established brand name, existing channels of distribution, the potential to outsource multiple products (cameras and/or non-cameras), and whose products match the manufacturing and value added skills of Concord. This approach is geared to capitalize on the trend of vertically integrated consumer product companies to outsource their development, design, and low cost manufacturing from third party OEMs such as Concord.

Consolidation and Overhead Cost Reductions. The Company has consolidated its direct sales operations to reduce costs, increase efficiency, centralize warehousing and shipping, and better utilize capital. In connection therewith, the Company transferred its operations in Hungary to an independent sales agent in 1996, relocated its Latin American sales and administrative offices from Panama to the United States in 1997 and transferred its Canadian administrative office from Canada to the United States in 1999. The Company now has three centralized warehouse distribution operations: Concord Americas -- servicing the United States, Canada and South America; Concord Europe -- servicing the UK, Germany and France; and Concord HK -- servicing the Far East and major retail customers on an FOB Hong Kong basis.

Product Line Diversification. Since 1995, management has also diversified the Company's product base as sales of single-use camera accounted for 70.1% of sales in Fiscal 1996 compared to 45.2% of Fiscal 1999 sales..

Concord's Mission and Growth Strategy:

Mission Statement.  Concord has adopted the following Mission Statement:

         Concord's mission is to be a world class, high quality, low cost developer, designer and manufacturer of popularly priced, easy-to-use cameras and consumer products with performance that results in appropriate equity returns for shareholders.

This statement embodies the Company's commitment to maintaining the highest quality workmanship in the engineering, design, and manufacture of low cost, high quality consumer products, as well as its commitment to earning appropriate equity returns for its shareholders.

Growth Strategy. Concord's strategy for growth is to capitalize on the trend of vertically integrated photographic, camera and consumer product companies to outsource their design, development and manufacturing from low cost, third party OEMs such as Concord, which conducts its manufacturing activities in the PRC at a monthly cost per production worker of approximately $ 142. Since beginning implementation of its strategy in Fiscal 1995, Concord has built sufficient strength in its engineering, design and manufacturing capabilities to capture OEM business of several of the world's largest film, camera and toy companies, including Kodak, Polaroid, Agfa, Imation and Mattel.

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

Domestic and Foreign Sales, Markets and Marketing

The Company markets its products both directly, under Company brand names and private label brands, and on an OEM basis. OEM sales, accounted for 66.2% of consolidated net sales in Fiscal 1998 or $67.9 million. OEM sales, which have experienced strong growth, accounted for 68.9% of consolidated net sales in Fiscal 1999 or $81.6 million. This trend is expected to continue in the future.

The Company sells its products to both United States and foreign customers. In Fiscal 1999, approximately 66.5% of the Company's consolidated sales were made to customers in the United States. Approximately 33.5% of the Company's consolidated sales were made to customers outside the United States.

Direct Sales. Direct sales are made worldwide through Concord operations in the U.S. for the U.S., Latin American and Canadian markets (the "Americas" operations), in the U.K., France and Germany (the "Europe" operations), and in Hong Kong, China and Japan (the "Asia" operations). These divisions market the Company's products under the following brand names:

                o Concord(R)                 o  Argus(R)
                o Keystone(R)                o  Apex(R)
                o Le Clic(R)                 o  FUN SHOOTER(R)

Argus sales were made worldwide, except for the United States and Mexico. Additionally, the Company sold and distributed cameras under licensed trademarks such as Crayola(R) in the U.S., Canada and U.K., and "Thomas the Tank Engine & Friends" in the U.K., United States and Canada.

The Company's worldwide direct sales customers include but are not limited to the following major discount, drug and retail chains: Walgreen, Wal-Mart, Boots, Auchan, Target, Argos, Shoppers Drug Mart, Sears, Family Dollar, K-Mart, Kay Bee, Press Nogoce, Japan Diffusion, Ames, Loceda, Continent, Photo Color, Porst, Index and Meijers, Eckerds, Ritz Camera. The Company also sells and distributes its products through independent retail stores, distributors, and accounts which use the cameras as premiums in connection with their product sales.

A large portion of the Company's U.S. sales are made by in-house sales personnel, with the assistance of approximately 18 non-affiliated sales agents serving specific geographic areas. Sales agents generally receive commissions of 1% to 3% of net sales, depending on the type of customer, and may act as selling agents for manufacturers and distributors of other products.

Direct sales to retailers were approximately $36.8 million and $34.6 million in Fiscal 1999 and 1998, respectively. This increase in retail sales reverses the decline in retail sales that the Company had experienced over the past few years, due to the intentional phase-out of older motorized and manual models and to increased competition for single-use cameras, among other reasons. OEM Sales. The Company sells various camera products to OEM customers who re-market these products under their own brand names and private labels through their own distribution channels. The Company's strategy is to expand its OEM sales by capitalizing on the trend of vertically integrated photographic, camera, toy and consumer products companies to outsource their requirements for the development, design and manufacture of low cost products. Since Fiscal 1995, Concord's OEM sales have grown from 22% of Fiscal 1995 sales to 68.9% of Fiscal of 1999 sales.

Concord Americas and Concord Europe. Consolidated sales of the Company's United States, Canadian and Latin American operations (collectively "Concord Americas"), including FOB Hong Kong sales to customers in these regions for Fiscal 1999, 1998, and 1997 were approximately $20,160,000 $19,132,000, and
$22,076,000, respectively. Consolidated sales of Concord Camera GmbH ("Concord Germany"), Concord Camera Europe (formerly Concord Camera UK Limited) ("Concord UK") and Concord Camera France SARL ("Concord France"), collectively "Concord Europe," including FOB Hong Kong sales to customers in these regions were approximately $16,473,000, $14,744,000, and $12,532,000 in Fiscal 1999, 1998,
1997 respectively. This increase in retail sales is primarily attributable to the successful implementation of new programs with new retail accounts and the successful sell through of certain new products. On a regional basis, only direct (F.O.B.) Asian sales have increased since 1995.

Far East. Sales by Concord HK , which comprises the Company's Asia operation, (excluding FOB Hong Kong sales to customers in the Americas and Europe) were approximately $81,590,000, $68,047,000, and $30,032,000 in Fiscal 1999, 1998,
1997, respectively. The increase is due to the continued acceptance of the Company's newer products, principally the single-use and slim-line camera models, and the successful implementation of FOB. Hong Kong sales programs with the Company's larger customers. The Company believes that sales in the Far East will continue to represent a significant percentage of total sales.

Licensing Activities. In Fiscal 1995, the Company executed a license agreement with Hallmark Licensing, Inc., as agent for Binney & Smith Properties, Inc. ("Binney & Smith"), under which the Company licensed certain Binney & Smith trademarks with regard to Crayola and certain associated marks, tradenames and logos for use with single-use cameras, pocket 110 cameras and 35mm cameras. The agreement expires December 31, 2001.

In Fiscal 1997, the Company executed a license agreement with Britt Allcroft (Thomas) Limited under which the Company licensed certain trademarks with regard to "Thomas the Tank Engine & Friends" and certain associated marks, trademarks and logos for use with single-use cameras, pocket 110 cameras, 35mm cameras, Advanced Photo System cameras, photograph albums and camera cases. The agreement expired September 30, 1999. The parties are in the process of renewing this license agreement, with an anticipated expiration date of December 31, 2001. As part of the renewal, new items will be added to the product line Additionally, the Company is seeking to license other high-profile brands.

Customers. In Fiscal 1999 and 1998, approximately 86.9% and 83.6%, respectively, of the Company's sales were to its ten largest customers. The consolidated sales to the Company's three largest customers, Kodak, Polaroid and Agfa in Fiscal 1999 amounted to approximately $36,110,000 (30.5%), $17,718,000 (15.0%) and
$14,276,000 (12.1%), respectively. The loss of any of these three customers, in management's opinion, could have a material adverse impact on the Company. Imation and Agfa-Gevaert AG are in the process of renewing agreements with the Company for the Company to supply single-use cameras as an OEM. Once the renewal is fully executed, the Imation Agreement will be extended for two years, until Fiscal 2001. Minimum purchases of several million single-use cameras by each customer is required under the existing agreements. In addition, as noted above, the Company has executed an agreement to supply a low cost Advanced Photo System camera to Kodak, which includes minimum purchase requirements. Under the agreement with Polaroid to co-develop and exclusively manufacture specialized products, the Company developed traditional and single-use cameras for Polaroid, which are sold to Polaroid pursuant to minimum purchase requirements.

Advertising. The Company engages in a limited amount of advertising and in the past has given allowances to customers who advertise its products. Advertising allowances and other discounts were approximately $ 464,000, $793,000, $876,000 and in Fiscal 1999, 1998, and 1997, respectively.

Manufacturing

General. The Company conducts all of its manufacturing activities in the PRC. During Fiscal 1999, the Company completed an expansion and conversion program which increased the Company's PRC manufacturing and related dormitory facilities to over 600,000 square feet.

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

Products

General.

Camera Products. Concord is primarily engaged in the development, design, manufacture, marketing, distribution and sale of popularly-priced, easy-to-use cameras. The Company currently produces traditional and single-use 35mm cameras, traditional and single-use Advanced Photo System cameras, and 110 film cartridge cameras, and has contracted to produce single-use and manual instant cameras on an on going basis. The Company manufactures and assembles its products in the PRC for both direct sale under Company brand names and on an OEM basis. Suggested retail prices of the Company's products range from $4.99 to $169.00.

In 1991, the Company began to sell single-use cameras, which accounted for 45.2% of Fiscal 1999 consolidated net sales. In addition to its own single-use camera technology, in Fiscal 1996 the Company obtained a license to use certain single-use camera patents owned by Fuji.(1)

----------
(1) The Company instituted an action in December 1997 in the Southern District of New York seeking to prevent Fuji Photo Film Co., Ltd. (Fuji) from terminating a license agreement previously entered into between the parties. Fuji has alleged that the Company violated the terms of a license agreement between the parties. Fuji has filed a counterclaim seeking to terminate the license agreement and seeking unspecified damages. The parties are presently engaged in the completion of discovery and motion practice.

In addition, on February 13, 1998, Fuji filed a complaint with the International Trade Commission (ITC) seeking (1) to halt the importation of licensed single-use cameras into the United States and (2) to ban the unlicensed re-manufacture of single-use cameras in the United States. On June 3, 1999, the ITC issued a Final Ruling (General Exclusion Order) that bars importation into the United States of single-use cameras that infringe on fifteen (15) patents held by Fuji. The ITC General Exclusion Order was appealed to the U.S. District Court of Appeals for the Federal Circuit . On July 6, 1999, the U.S. District Court of Appeals for the Federal Circuit issued a stay pending its decision of the appeal of the ITC order. A companion case has also been initiated by Fuji in the U.S. District Court in New Jersey. This action seeks to enjoin the manufacture, distribution and sale of single use cameras, whether produced domestically or imported, and whether newly manufactured or reloaded, based on patent infringement claims and seeks a preliminary and permanent injunction and damages in the form of lost profits. Although the Company is not a party to these proceedings, Fuji's actions, if successful, could lessen competition for the Company in the United States single-use camera market assuming the continuation of the Company's license agreement with Fuji. See Item 3, "Legal Proceedings."

In Fiscal 1995, the Company commenced a product development program with the goal of developing and designing new products for major consumer products companies with established brand names and distribution channels. This program continues today, and has already resulted in a new low cost Advanced Photo System camera(1) marketed by Kodak and a contract to co-develop and provide Polaroid(2) with significant quantities of single-use and manual instant cameras.

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

New Products. The Company's manufactured products are created, designed and engineered principally in design centers in Hong Kong and the United States. As of July 3, 1999, the Company employed 63 engineers and designers.

New products are, and are expected to continue to be, designed both independently and on a co-development basis with existing and potential new OEM customers. In addition to its ability to manufacture low cost and high quality products, Concord differentiates its OEM capability by providing its customers with dedicated design and development expertise.

The results of the Company's new product development program began to appear in Fiscal 1996 with the introduction of single-use Advanced Photo System cameras, and in Fiscal 1997 with the introduction of a new traditional 35mm camera. Also, in the first quarter of Fiscal 1998, the Company began delivery of a new Advanced Photo System traditional camera to Kodak. The Company has designed and expects to introduce a number of innovative Advanced Photo System and 35mm traditional and single-use cameras, as well as the Polaroid single-use and manual instant cameras.

----------
(1) The Company licenses certain Advanced Photo System technology from the Advanced Photo System development companies.

(2) The Company licenses certain technology from Polaroid in connection with its products.

Product Development. The Company expended approximately $ 4,815,000, $3,963,000, and $3,130,000 in Fiscal 1999, 1998, and 1997, respectively, for product design and development. The large increase in these costs over the years was due to the significant development costs incurred with respect to new digital cameras, and digital image capture devices, instant single-use and instant manual cameras, Advanced Photo System single-use and conventional cameras, as well as new 35mm single-use cameras. The Company anticipates product development costs to increase in Fiscal 2000 which would primarily be attributable to the development, design and production of the Company's new products, including digital cameras and digital capture devices, incorporating digital technology.

Suppliers, Raw Materials and Production

General. The Company owns or leases the tools and equipment necessary to manufacture most of the components used in its cameras. Numerous manufacturers and suppliers in the Far East and other parts of the world supply the Company with components, materials and film it does not manufacture.

Sourcing. The Company purchases finished products from third-party manufacturers to supplement its existing manufactured product line. The Company depends on non-affiliated suppliers for its required glass lenses, motors, film and certain electronic components such as transistors and diodes. In the past, the Company has experienced, and may in the future experience, difficulties in obtaining in a timely manner certain components and film necessary for its finished products. The Company believes, however, that it is not dependent on any single supplier for any component or film and that it could find alternate sources on relatively short notice at prices competitive with those it currently pays.

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

Quality Control. The Company devotes substantial effort to quality control, including testing components and raw materials when purchased or produced, testing during the assembly process and final quality control testing of finished products. The Company has implemented a continuous improvement program to monitor quality and SIC Sigma programs to fortify continuous improvement and quality. The Company's terms with all of its United States customers include the right to return defective merchandise for credit. Foreign customers are permitted to exchange defective merchandise for the same product, and the Company believes those practices to be standard in its industry.


Trademarks and Patents

The Company owns trademarks on the CONCORD(R), KEYSTONE(R), FUN SHOOTER(R), LE CLIC(R) and APEX(R) names for cameras sold in the United States and numerous foreign countries. In addition, the Company owns the trademark ARGUS(R) in numerous countries other than in the United States and Mexico. The Company purchased several of the patents used in its Keystone cameras. In addition, the Company was granted United States patents for its data imprinting system, its film counter in the back of cameras, and its method for film loading, and it has applied for United States and Japanese patent protection for certain camera related processes and anticipates filing for patent protection on those processes in other countries. Concord HK has applied for United States and foreign patent protection for a film drive system used in certain cameras it produces. The Company believes that its competitiveness and market share are not dependent on the ultimate disposition of its patent applications.

Employees

On July 3, 1999, the Company had 157 employees: 33 in the United States, 3 in Germany, 3 in Canada, 104 in Hong Kong and the PRC, 3 in France and 11 in the UK. The Company employs 63 employees in executive, administrative or clerical capacities, 16 in direct merchandising and sales, 15 in warehouse and shipping and 63 in engineering and design. No Company employee is represented by a union. The PRC Entities currently provide the Company with approximately 4,200 workers at its PRC facilities. To date, the Company has not had any of its operations interrupted due to labor disputes and it considers its working relationship with employees and workers to be good.

Risk Factors

Dependence on Agreements with the PRC

General. The Company manufactures a majority of the components used in its cameras and assembles all of its manufactured finished products in the PRC pursuant to the PRC Agreements. FERO approval is required on all of the PRC Agreements to ensure their enforceability. See "Manufacturing--General."

Operating Practices. The Company's PRC Agreements provide for the production and manufacture of cameras at the Company's owned facilities in the PRC with labor supplied by PRC Entities. The PRC Entities currently supply the Company with approximately 4,200 workers to manufacture and assemble cameras. During Fiscal 1996, the Company completed construction of a new factory building on the Company-leased land next to the other Company-owned buildings and moved the manufacturing and assembling operations from the leased assembly plants to the new factory and existing Company-owned buildings. During the first quarter of Fiscal 1997, the Company completed the conversion of certain production facilities on the Company-leased land. Consequently, the Company no longer leases manufacturing facilities from the PRC Entity. See "Item 2. Properties". Although a substantial number of the Company's workers are employees of the PRC Entities, the Company is responsible for their food and housing and substantially all of them live in Company maintained dormitories. The current average cost per production line worker is approximately $142 per month including room and board and the Company's payments to the PRC Entities allocable to the provision of those workers. If any worker fails to work efficiently or to improve after instruction, the Company has the right to request that the PRC Entities replace that individual. Additionally, the Company has completed an expansion and conversion program that increased the aggregate size of the PRC manufacturing and related dormitory facilities to over 600,000 square feet.

PRC Taxes and Import/Export Duties. The Company has never paid any income or turnover tax to the PRC on account of its business activities in the PRC. Existing PRC statutes can be construed as providing for a minimum of 10% to 15% income tax and a 3% turnover tax on the Company's business activities; however, the PRC has never attempted to enforce such statutes. The Company has been advised that the PRC's State Tax Bureau is reviewing the applicability of those statutes to processing activities similar to those engaged in by the Company, but it has not yet announced any final decisions as to the taxability of such activities. After consultation with its tax advisors, the Company believes that any tax exposure it may have on account of its operations in the PRC will not be material to its financial condition. The Company does not pay import/export duties to the PRC, but, as with any tax, there can be no assurance that the Company will not be required to pay such duties in the future. Hong Kong is taxed separately from the PRC.

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

Risk of Expropriation and Restrictions

There is a risk of expropriation of the Company's assets by the PRC and the imposition of restrictions or embargoes on the export of finished products, or the import of components and materials used in the Company's PRC operations. At July 3, 1999, the net book value of Company assets in the PRC was approximately $16,076,000. The amount of Company assets in the PRC is expected to increase as operations in that country continue to grow. The Company maintains property and casualty insurance covering the replacement cost of assets in its PRC facilities and has insured those assets against expropriation. The Company also maintains political risk insurance on certain equipment up to $4,000,000. If the Company were required to relocate and could not remove the assets it owns or leases in the PRC, the cost of replacement of such assets would be significantly higher than their book value.

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

Foreign Currencies. Since 1983, the Hong Kong dollar has been pegged to the United States dollar at an approximate rate of U.S.$l = HK$7.70. There can be no assurance, however, that the exchange rate of the Hong Kong dollar will not fluctuate in the future. Certain obligations under the PRC Agreements and the Company's Hong Kong suppliers are paid in Hong Kong dollars. In addition, the Company is exposed to currency risks in Japan and various other countries where it purchases materials for its products or sells those products.

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

Importation of Products and Tax Considerations. The importation of camera products into the United States and other jurisdictions in which Company products are sold is subject to numerous risks including non-Company related labor strikes, shipping delays, fluctuation in currency exchange rates and import duties. There can be no assurance that the United States, the PRC, Hong Kong or other countries will not in the future impose trade restrictions which could adversely affect the Company's operations. The United States duty on imported cameras of the type that the Company sells from countries of origin which enjoy United States normal trading relations ("NTR") status (formerly known as "most favored nation status") range from 3% to 4%. There are currently no United States import quotas on the type of products manufactured and distributed by the Company. NTR status entitles imports from the PRC to enter the United States subject to the same rate of duty which applies to imports from other NTR countries. The PRC's current NTR status was renewed on July 27, 1999, with such status to be reviewed annually. The President may recommend that NTR status for the PRC be extended for successive 12-month periods, but the Company can give no assurances or make any predictions as to what actions the President may take regarding the PRC's NTR status.

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

Other Subsidiaries. Concord Canada, Concord Europe, Concord France, and Concord Germany are also CFC's to which the United States tax laws, as discussed above, are applicable. Due to the nature of their operations, some of those CFC's may earn or generate "foreign base company income" above the De Minimis Amount. However, the Company does not believe that the United States tax on "foreign base company income" generated by the Company's CFC's in excess of available foreign tax credits would represent a substantial percentage of its total income. It is not expected that those foreign subsidiaries will make investments in United States property and no United States taxes have been provided on the earnings of those subsidiaries since management intends to permanently reinvest such earnings abroad.

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

Item 2.      Properties.

United States Offices and Warehouses. The Company's principal offices are located in a 10,100 square foot facility, including a 2,900 square foot design center at 4000 Hollywood Blvd., Hollywood, Florida. The Company's domestic warehouse is located in a 13,700 square foot facility in Fort Lauderdale, Florida. The Company's leases for these facilities provide for rent of approximately $13,300 and $6,900 per month, respectively, with annual increases of 4% and 3% respectively, and expire January 4, 2009.

Hong Kong. The Company owns one floor and leases four floors constituting approximately 33,000 square feet of warehouse and business space at Fortei Building, 98 Texaco Road, Tsuen Wan, New Territories, Hong Kong at a cost of approximately $22,300 per month including rent and maintenance.

Other Jurisdictions. The Company leases warehouse and/or office space in France, Canada, Germany and the UK in connection with the activities of its subsidiaries in those jurisdictions.

PRC--Operations. Cameras and components are manufactured and assembled at the Company-owned manufacturing facilities located in Baoan County, Shenzhen Municipal, PRC (the "Company Facility"). The

Company leases three employee dormitories and a canteen (the "Dormitories") at a cost of approximately $21,800 per month. The aggregate square footage of the Company Facility and the Dormitories is in excess of 600,000 square feet.

In Fiscal 1996, the Company completed construction of an additional factory building and in Fiscal 1997 completed the conversion of a Company-owned dormitory to office, administrative space, engineering facilities, factory space for pilot runs and living quarters for foreign employees on the same plot of land as the current Company facility (the "Addition") to accommodate increased production and to facilitate the consolidation of the leased facilities into the Company Facility. The Company also completed certain improvements to the new leased dormitory in Fiscal 1996. Additionally, in 1999 the Company has expanded the aggregate size of the PRC manufacturing and related dormitory facilities. In connection with these construction activities in China, the Company incurred costs of approximately $4,092,000. Such cost will be amortized over the expected useful life of the Addition. If production requirements continue to increase, the Company may be required to provide for an additional dormitory.

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

Item 3.      Legal Proceedings.

Jack C. Benun. On November 18, 1994, the Company filed a demand for arbitration in New Jersey for money damages in excess of $1.5 million against Jack C. Benun ("Benun"), its former chief executive officer who was discharged for cause in Fiscal 1995. This action was taken due to Benun's failure to fully compensate the Company for damages it sustained as a result of Benun's breaching his employment obligations, his fiduciary obligations and perpetrating frauds upon the Company, including the misappropriation of funds from the Company. Benun has submitted a counterclaim in which he alleges wrongful termination of his employment and denial of benefits by the Company. On August 24, 1999, the arbitrator upheld the propriety of Concord's termination for cause of Benun. The arbitrator found that Benun perpetrated a fraud on the Company by diverting and embezzling company monies. The Company will now pursue its further damage claims against Benun related to the fraud and embezzlement.

Fuji. On December 30, 1997, the Company commenced in the United States District Court of the Southern District of New York (the "Court") an action against Fuji seeking to enforce the terms of a Settlement Agreement between the Company and Fuji (the "Settlement Agreement") and to restrain Fuji from terminating the Settlement Agreement. Under the terms of the Settlement Agreement, the Company has been granted a worldwide (subject to certain geographic limitations), non-exclusive license to use certain Fuji technology in connection with the manufacture and sale of single-use cameras. On January 9, 1998, the Court granted the Company's request for an order restraining Fuji from terminating the Settlement Agreement. Pending a final judicial determination of the dispute, the restraining order will continue in effect as long as the Company refrains from making any further shipments pursuant to the purchase order which gave rise to the dispute. The parties are presently engaged in the discovery process.

Kubbany. The Company and its subsidiary have been sued in Panama before the First Tribunal of Labor of the City of Colon, alleging breach of various employment-related obligations of Joseph Kubbany, a former executive of Concord Camera (Panama), Inc. A counterclaim against Kubbany has been filed on behalf of Concord Camera (Panama), Inc. alleging a breach of his employment obligations by taking unauthorized travel advances. Evidentiary hearing dates have been concluded. Certain additional submissions and document review are taking place. Under Panamanian law, certain claims of the employer were not appropriate for presentation in the Employment Tribunal; therefore, the Company has filed a civil action against Joseph Kubbany alleging various breaches of his obligations as the Manager for Concord. (Panama), Inc. and for losses incurred because of excess inventory and the sale of film and for restitution of the costs of airplane tickets for his wife paid with Company funds. The Company has named as a party to the litigation, Dynamic World Trading, inc. This case is on going.


Item 4.      Submission of Matters to a Vote of Security Holders.

On April 22, 1999, the Company held its Annual Meeting of Shareholders at which all of the Company's nominees for directors were elected. The shareholders' vote electing each of the directors was as follows:

             Mr. Ira B. Lampert        9,844,053 for, 654,393 withheld;
             Mr. Eli Arenberg          9,720,708 for, 777,738 withheld;
             Mr. Joel Gold             9,734,498 for, 763,948 withheld;
             Mr. Morris H. Gindi       9,734,497 for, 763,949 withheld;
             Mr. J. David Hakman       9,732,497 for, 765,949 withheld; and
             Mr. Kent M. Klineman      9,724,997 for, 773,449 withheld.

At the Annual Meeting, the Company's shareholders approved increasing the number of shares of the common stock authorized for issuance under the Company's incentive plan from 2,000,000 shares to 3,000,000 shares by the following vote:

 For: 2,905,283, Against: 1,659,414, Abstain: 27,514, and Not Voted: 5,906,235.

Ernst & Young LLP was ratified as independent auditors of the Company for the Fiscal Year July 3, 1999 by the following vote:

              For: 10,356,086, Against: 80,596, and Abstain: 61,764

                                     PART II

Item 5.      Market for Company's Common Equity and Related Shareholder Matters.

The Company's common stock, no par value per share ("Common Stock"), is traded on the NASDAQ National Market System under the symbol LENS. The approximate high and low bid prices for the shares tabulated below are as reported by the NASDAQ National Market System and represent inter-dealer quotations which do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions. As of September 17, 1999, there were 11,671,092 shares of Common Stock ("Common Shares") outstanding, held by 1,070 record holders. There are in excess of 3,300 beneficial holders of the Company's Common Stock.

Period                                                  Bid Price
------                                                  ---------

Quarter Ended                                 High                  Low
-------------                                 ----                  ---

September 30, 1997                            4 3/4                2 3/8

December 31, 1997                             5 1/16                2 7/16

March 31, 1998                                4 7/8                 2 5/8

June 30, 1998                                 7 7/16                4 3/8

October 3, 1998                               6 9/16                3 1/16

January 2, 1999                               5 11/16               2 3/8

April 3, 1999                                 5 1/8                 4

July 3, 1999                                  5 3/4                 3 1/2

The Company has never paid cash dividends and has no present intention to pay cash dividends.

Item 6.     Selected Financial Data.

                                                                   Year Ended
                                                                   ----------
                                            July 3,     June 30,    June 30,     June 30,    June 30,
                                             1999         1998        1997         1996        1995
-----------------------------------------------------------------------------------------------------
                                                 (Dollars in thousands except per share amounts)
STATEMENT OF OPERATIONS DATA:
Net Sales                                  $118,418     $102,663     $65,747     $ 66,782     $62,139
Cost of Product sold                         86,664       74,771      48,722       49,293      41,984
                                           --------       ------     -------     --------     -------
Gross Profit                                 31,754       27,892      17,025       17,48(4)    20,155
Operating expenses                           23,593       21,892      17,864       19,173      18,685
                                           --------       ------     -------     --------     -------
                                              8,161        6,000        (839)      (1,684)      1,470
Other (income) expenses, net                   (441)        (517)       (123)         (30)        154
                                           --------       ------     -------     --------     -------
Income (loss)
  before income taxes                         8,602        6,517       (716)      (1,654)       1,316
Income taxes                                    893          504        117           80          107
                                           --------     --------     -------     --------     -------
Net income (loss)                          $  7,709     $  6,013      ($833)     ($1,734)     $ 1,209
                                           ========     ========     =======     ========     =======
Basic earnings (loss) per share            $   0.70     $   0.55     ($0.08)      ($0.16)     $  0.12
                                           -=======     ========     =======     ========     =======
Diluted earnings (loss) per share          $   0.67     $   0.52     ($0.08)      ($0.16)     $  0.12
                                           ========     ========     =======     ========     =======

BALANCE SHEET DATA:
Working Capital                            $ 37,447     $ 20,813     $13,994     $ 16,696     $17,432
                                           ========     ========     =======     ========     =======
Total assets                               $ 96,647     $ 72,082     $53,088     $ 49,850     $50,189
                                           ========     ========     =======     ========     =======
Long-term debt                             $ 17,473     $  3,871     $ 2,397     $  2,379     $   388
                                           ========     ========     =======     ========     =======
Total stockholders' equity                 $ 42,696     $ 36,105     $29,502     $ 30,478     $32,264
                                           ========     ========     =======     ========     =======


----------
(4) Gross profit in Fiscal 1996 included a provision for inventory and related items of approximately $3,035 in certain 35mm camera products and related inventory.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto presented elsewhere in this Report.

Results of Operations

The following table sets forth the relationship between total sales and certain expenses and earnings items for the three years ended July 3, 1999 and June 30, 1998 and 1997:

                                                          Year Ended
                                               July 3,     June 30,     June 30,
                                                1999         1998        1997
                                                ----         ----        ----

     Net Sales                                 100.0%       100.0%      100.0%
     Cost of Product Sold                       73.2         72.8        74.1
     Gross Profit                               26.8         27.2        25.9
     Operating Expenses                         19.9         21.3        27.2
     Other (income), net                        (0.4)        (0.5)       (0.2)
     Income (loss) before income taxes           7.3          6.4        (1.1)
     Income taxes                                0.8          0.5         0.2
     Net income (loss)                           6.5%         5.9%       (1.3%)

Fiscal 1999 Compared to Fiscal 1998

Revenues. Total revenues for Fiscal 1999 and 1998 were approximately $118,418,000 and $102,663,000, respectively, an increase of approximately $15,755,000 or 15.3%. Revenues from OEM and retail sales in Fiscal 1999 increased by approximately $13,542,000 or 19.9%, and $2,212,000 or 6.4% to $81,590,000 and $36,828,000 in Fiscal 1999 from $68,048,000 and $34,615,000 in
Fiscal 1998. The increases in OEM and retail sales are attributable to increased purchases by preexisting OEM and retail customers together with purchases by new OEM and Retail customers.

Single-use camera sales amounted to approximately $53,467,000 or 45.2% of total sales in Fiscal 1999 versus $47,116,000 or 45.9% of total sales in Fiscal 1998. This increase in sales of single-use cameras is primarily attributable to the successful implementation of new programs with new and existing customers and the successful sell through of certain new products.

Sales by Concord HK in Fiscal 1999 and 1998 were approximately $101,327,000 and $85,896,000, respectively, an increase of approximately $15,431,000 or 18.0%. The increase is due primarily to the shipments of the new single-use instant and the new reloadable manual instant camera and the growth of shipments to OEM and FOB customers, net of approximately $9,492,000 of non-recurring sales in the year ended June 30, 1998 by Concord Hong Kong. The Company expects Fiscal 2000 revenues to grow as production of new products ramp up.

Consolidated sales of Concord Americas for Fiscal 1999 and 1998, including FOB Hong Kong sales to customers in the Americas, were approximately $20,160,000 and $19,132,000, respectively, an increase of $1,028,000 or 5.4%. The increase in sales to Concord Americas is primarily attributable to the successful implementation of new programs with new and existing customers and the successful sell through of certain new products.

Consolidated sales of Concord Europe for Fiscal 1999 and 1998, including FOB Hong Kong sales to customers in Europe, were approximately $16,473,000 and $14,744,000, respectively, an increase of approximately $1,729,000 or 11.7%. The increase in sales to Europe is primarily attributable to the successful implementation of new programs with new and existing customers and the successful sell through of certain new products.

Gross Profit. Gross profit, expressed as a percentage of sales, decreased from 27.2% in Fiscal 1998 to 26.8% in Fiscal 1999. This decrease was primarily a result of costs associated with the production ramp up of new products, increases in license costs, royalty expenses, and product development costs associated with new products. Product development costs associated with new products increased from $3,963,000 in Fiscal 1998 to $4,815,000, an increase of $852,000 or 21.5%. The Company anticipates product development costs to continue to increase in Fiscal 2000 as management continues to expand its product lines.

Operating Expenses. As a percentage of sales, operating expenses decreased to 19.9% in Fiscal 1999 from 21.3% in Fiscal 1998. Operating expenses, consisting of selling, general and administrative, financial expenses and litigation and settlement costs, increased to $23,593,000 in Fiscal 1999 from $21,892,000 in Fiscal 1998, an increase of approximately $1,701,000.

As a percentage of sales, interest expense decreased to 6.7% in Fiscal 1999 from 9.0% in Fiscal 1998. Selling expenses decreased to $7,922,000 in Fiscal 1999 from $9,234,000 in Fiscal 1998. The decrease was primarily attributable to decreases in freight costs, royalty expenses, commission expenses and promotion allowances, net of increases in compensation and employee benefits.

As a percentage of sales, general and administrative expenses decreased to 10.1% in Fiscal 1999 from 10.5% in Fiscal 1998. General and administrative expenses increased to $11,905,000 in Fiscal 1999 from $10,777,000 in Fiscal 1998. The increase is primarily attributable to increases in professional fees and expenses related to new OEM customer agreements, and increases in compensation and employee benefits.

As a percentage of sales, interest expenses increased to 2.9% in Fiscal 1999 from 1.6 % in Fiscal 1998. Financial expenses increased to $3,455,000 in Fiscal 1999 from $1,668,000 in Fiscal 1998. Such increase was primarily a result of an increase in average debt outstanding during Fiscal 1999.

Litigation and settlement costs in Fiscal 1999 and 1998 were approximately $312,000 and $213,000, respectively. These matters consisted primarily of the demand for arbitration and other litigation against Jack C. Benun.

Other (income) expense, Net. Other (income) expense, net includes interest income, gains and losses from the sale of fixed assets, foreign exchange gains and losses, directors' fees and certain public relations cost. With respect to foreign exchange gains and losses, the Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, German Mark, British Pound Sterling, French Francs, and Japanese Yen. Each of the Company's foreign subsidiaries purchases its inventories in U.S. Dollars and sells them in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. Certain components needed to manufacture cameras are priced in Japanese Yen. The translation from the applicable currencies to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The impact of foreign exchange transactions is reflected in the profit and loss statement, which in Fiscal 1999 included a loss of approximately $432,000.

In Fiscal 1999, the Company's hedging activities were immaterial and at July 3, 1999 there were no forward exchange contracts outstanding.

Income Taxes. As of July 3, 1999, Concord had net operating loss carryforwards for U.S. tax purposes of approximately $12,262,000, which expire as follows:
$5,700,000 in 2008; $2,770,000 in 2009; $3,481,000 in 2010; and $311,000 in
2011. Net operating losses for state tax purposes began to expire in 1997. Net operating loss carryforwards cannot be used to offset certain alternative minimum tax elements under the Internal Revenue Code.

The income tax provision for Fiscal 1999 of approximately $893,000 is comprised of a current U.S. tax benefit of approximately ($53,000), a current foreign provision of approximately $786,000 and a deferred provision of approximately $160,000. The Company's provision for income taxes for Fiscal 1999 is primarily related to the earnings of the Company's Far East and domestic operations, net of benefits relating to operating loss carryforwards and overpayments/refunds on the Company's other subsidiaries.

The realization of the deferred tax assets relates directly to the Company's ability to generate taxable income for certain foreign and U.S. federal and state tax purposes. Management is not able to conclude that realization of these deferred tax assets is more likely than not as a result of the Company's earnings history. Reductions to the valuation allowance will be recorded when, in the opinion of management, the Company's ability to generate taxable income in these jurisdictions is more certain.

Net Income. As a result of the matters described above, the Company had net income of approximately $7,709,000 in Fiscal 1999 compared to $6,013,000 in Fiscal 1998, an increase in profit of approximately $1,696,000, or 28.2%.

Forecast for Fiscal 2000: The Company is actively engaged in negotiating with certain existing OEM customers and new potential OEM customers for the development, design and production of a number of new products, including an Advanced Photo System (APS) Single-use Camera, and APS camera, and camera and image capture devices incorporating digital technology. If negotiations and development efforts are successfully concluded, certain new products would be introduced in Fiscal 2000, impacting results in the second half of that year. The Company anticipates sales in Fiscal 2000 to be in the $150 million to $160 million range, an increase of approximately $32 million to $42 million (or 27% to 36%) over Fiscal 1999 sales of $118 million . Net income for Fiscal 2000 is anticipated to be in the range of $11 million to $12 million or $0.94 to $1.03 per diluted share, an increase of approximately or 40% to 54% over Fiscal 1999.

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

One aspect of the Company's previously announced co-development project with Polaroid is nearing completion and manufacturing on an exclusive basis by the Company of the new Polaroid single-use flash instant camera commenced at the end of the first quarter of Fiscal 1999. Revenues for the first 12 months of this contract are presently estimated to be in the range of $15 to $20 million. The Company is also engaged in discussions with certain existing OEM customers for the addition, in the future, of new products to the Company's manufacturing arrangements with such customers. The Company anticipates sales in fiscal 1999 to be in the $115 million to $125 million range and net income for Fiscal 1999 to be in the range of $7 million to $8 million or $0.58 to $0.66 per diluted share.

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

As a percentage of sales, interest expense decreased to 1.6 % in Fiscal 1998 from 2.2% in Fiscal 1997. Financial expenses increased to $1,668,000 in Fiscal 1998 from $1,465,000 in Fiscal 1997. Such increase was primarily a result of an increase in average debt outstanding during Fiscal 1998.

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

The realization of the deferred tax assets relates directly to the Company's ability to generate taxable income for certain foreign and U.S. federal and state tax purposes. Management is not able to conclude that realization of these deferred tax assets is more likely than not as a result of the Company's earnings history. Reductions to the valuation allowance will be recorded when, in the opinion of management, the Company's ability to generate taxable income in these jurisdictions is more certain.

Net Income. As a result of the matters described above, the Company had net income of approximately $6,013,000 in Fiscal 1998 compared to a net loss of approximately $833,000 in Fiscal 1997, an increase in profit of approximately $6,846,000.

Liquidity and Capital Resources

At July 3, 1999, the Company had working capital of $37,447,000 as compared to $20,813,000 at June 30, 1998. Cash flows provided by operating activities were approximately $17,519,000 for Fiscal 1999 compared to $1,146,140 for Fiscal 1998. Capital expenditures, excluding assets financed under capital leases, for Fiscal 1999 and 1998 were approximately $6,166,331 and $4,459,000, respectively.

Senior Notes Payable. On July 30, 1998, the Company consummated a private placement of $15 million of senior notes. The notes bear interest at 11%, and the maturity date is July 15, 2005. Interest payments are due quarterly. The agreement contains certain restrictive covenants relating to, among other things, incurrence of additional indebtedness and dividend and other payment restrictions affecting subsidiaries. At July 3, 1999 $14,850,000 was outstanding, net of original issue discount and classified a long-term debt. The Company was in compliance with all covenants under the Senior Notes.

Mortgage Payable. On April 9, 1998, the Company entered into a 15 month $2,100,000 mortgage loan agreement that is secured by the Company-owned manufacturing facilities located in Baoan County, Shenzhen Municipal, PRC and bears interest at 12.986%. The mortgage loan agreement requires monthly payments of interest only. At July 3, 1999 $2,100,000 was outstanding, and classified as current portion of long-term debt. Subsequent to the balance sheet date, on July 9, 1999, all borrowings under the mortgage loan were repaid by the Company.

Non-Notification Factoring with Recourse Facility. During the last quarter of Fiscal 1998, Concord HK consummated a $10,000,000 Non-Notification Factoring with Recourse Facility (the "Factoring Facility") that is guaranteed by the Company, is secured by certain accounts receivables of the Company's Hong Kong operations and bears interest at 1.5% above the prime lending rate. During the last quarter of Fiscal 1999, $2,000,000 of the factoring facility was converted into two $1,000,000 equipment leasing facilities with terms of three and four years each. Availability under the factoring facility is subject to advance formulas based on eligible accounts receivable with no minimum borrowings. At July 3, 1999, approximately $6,585,000, and $1,050,000 was outstanding and classified as short-term debt, and capital lease obligations, respectively.

U.S. Credit Facility. The Company was a party to a U.S. credit facility (the "U.S. Credit Facility"). On May 31, 1999, all borrowings under the U.S. Credit Facility were repaid by the Company.

Hong Kong Credit Facilities. Concord HK has credit facilities (the "HK Facilities") that provides Concord HK with up to $4,200,000 of financing as follows: letters of credit of up to $2,900,000, and packing loans of up to $1,300,000. As of July 3, 1999, approximately $1,504,000 was utilized under the HK Facilities. The HK Facilities, which are payable on demand, bears interest at 2% above the prime lending rate, which was 8.5% at July 3, 1999. The Company guarantees all amounts outstanding under the HK Facilities.

Canadian Working Capital Facility. The Company was a party to a Canadian working capital facility (the "Canadian Facility"). On May 31, 1999, all borrowings under the Canadian Facility were repaid by the Company.

Common Stock Buy-Back Program. The Board of Directors of the Company approved the allocation of an additional $5.5 million to be used by the Company in its stock repurchase program, whereby Concord has been repurchasing its Common Stock in open market transactions. This additional allocation increases the Company's stock repurchase program to $10.5 million, of which approximately $7.5 million is currently available. As of September 17, 1999, the Company has repurchased approximately 612,310 Common Shares under its stock repurchase program at a cost of $2,926,000.

Other Arrangements and Future Cash Commitments. Management believes that anticipated cash flow from operations together with financing from the Factoring Facility, the HK Facility, and its July 30, 1998 private offering of $15 million of Senior Notes, or replacement facilities, will be sufficient to fund its operating cash needs for the foreseeable future.

Impact of Year 2000

Many currently installed computer systems and software are coded to accept only two digit entries in the date code field. Beginning the year 2000, these date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century date. As a result, within the next given months, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company has assessed the potential impact of Year 2000 on the processing of date-sensitive information by the Company's information systems, manufacturing systems and other ancillary systems. While there can be no assurance that Year 2000 matters will be satisfactorily identified and resolved, the Company currently believes, based on discussions with Its information systems vendors, that Year 2000 issues will not have a material adverse affect on the Company.

The Company's Year 2000 initiative is being managed by an internal staff and is designed to ensure that there are no adverse effects on the Company's ability to conduct business. The initiative covers the corporate office network and financial systems, payroll processing, corporate computers, manufacturing systems and telephone systems. In addition, the Company is reviewing the Year 2000 compliance efforts of the Company's key suppliers and other principal business partners.

Effective July 4, 1999, the Company implemented an integration software package, which is fully Y2K compliant. The implementation was completed as an Enterprise Resource Planning (ERP) package, which control the Company's main systems of (a) shipping/distribution, (b) accounting, (c) customer service/order entry system, and (d) manufacturing. The Company outsources the payroll portion of its accounting functions, and such provider has represented to the Company that it is Y2K compliant. Thus, all of the Company's computer-dependent systems have been replaced by the Y2K compliant package. The Company has established a supplier compliance program, and is working with its key suppliers to minimize such risks. The costs incurred related to systems implementation have not been material to the Company's results of operations, financial condition or cash flow. The Company believes that future costs of system implementation will primarily be enhancements to provide for more complete utilization of applications and are not requirements for Y2K readiness and will not have a material impact on the Company's results of operations, financial condition or cash flows. The Company currently estimates that it will incur expenses of approximately $50,000 through calendar 1999 in connection with its anticipated Year 2000 efforts. The timing and amount of the Company's expenses may vary and are not necessarily indicative of readiness efforts or progress to date.

The Company is in the process of developing contingency and business continuity plans tailored for Year 2000-related occurrences. The Company believes its significant hardware and software systems are Year 2000 compliant. The Company believes that the most reasonably likely worst case scenario of failure by the Company or its suppliers to adequately resolve Year 2000 issues would arise from a failure of its order entry and accounts receivable system. Such a failure would require the Company to resort to "non-computerized" means to undertake such sales and distribution functions as placing customer orders and ordering inventory. While the Company believes that it is equipped to operate in such a "non-computerized" mode to address such a failure, there can be no assurance that the Company would not, as a result of such or any other unanticipated Year 2000 failure, suffer from lost revenues, increased operating costs, loss of customers or other business interruptions of a material nature.

In consideration at the potential impact of Y2K issue of its business, operations, and financial condition, the Company has addressed issues which may arise from its systems as described below.

The Company has not formally determined a most reasonably likely worst case scenario regarding the impact of Y2K problems on our business. However, we believe the most likely and significant Y2K-related risks faced by the Company are business interruptions by our customers. Such interruptions could include distribution and temporary related reduction of demand for Company products by such customers until their Y2K problem is remedied. We will attempt to identify and assess any such risks and follow up with any significant customers that could likely be less than full Y2K compliant. Based on our assessment and remediation efforts to date, the Company does not believe that any problems resulting from the Y2K issue will have a material adverse effect on its financial condition or results of operations.

The Company believes that its continuing assessment, planning and implementation process will be effective to achieve a level of readiness that will meet the challenges presented by Y2K issues in a timely manner. Although the Company is evaluating the Y2K readiness of third-party software, computer technology and other hardware and software, the Company cannot guarantee the Y2K readiness of third-party products, services, or providers that may impact the Company's operations.

The above information is based on the Company's current best estimates, which were derived using numerous assumptions of future events, including the availability and future costs of certain technological and other resources, third party modification actions and other factors. Given the complexity of these issues and possible as yet unidentified risks, actual results may vary materially from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the availability and cost of personnel trained in this area, the ability to locate and correct all affected computer codes, the timing and success of remedial efforts of the Company's third party suppliers and similar uncertainties.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

The Company, as a result of its global operating and financial activities, is exposed to changes in interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposures to changes in interest rates and foreign currency exchange rates through its regular operating and financing activities. The Company's hedging activities were immaterial and as of July 3, 1999 there were no forward exchange contracts outstanding. The Company continues to analyze the benefits and costs associated with hedging against foreign currency fluctuations. The Company's exposure to changes in interest rates results from its investing and borrowing activities used to meet its liquidity needs. Long-term debt is generally used to finance long-term investments, while short-term debt is used to meet working capital requirements. Derivative instruments are not presently used to adjust the Company's interest rate risk profile. The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

Item 8.      Financial Data and Supplemental Data.

The financial statements listed in Item 14(a) (1) and (2) are included in this Report beginning on page F-2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

                                    PART III

            Item 10. Directors and Executive Officers of the Company.

                                                     Year First Elected/      Positions and Officers
Name of Directors                        Age         Nominated Director       with the Company
-----------------                        ---         -------------------      -----------------------
Ira B. Lampert (1)                       54          1993                     Chairman, Chief Executive Officer,
                                                                              President and Director; Director of
                                                                              Concord Camera HK Limited, Concord
                                                                              Camera GmbH, Concord Camera UK
                                                                              Limited and Concord Camera France.

Eli Arenberg (2)                         71          1988                     Director

Joel L. Gold (3)                         57          1991                     Director

Morris H. Gindi (4)                      54          1988                     Director

J. David Hakman (5)                      57          1993                     Director

Kent M. Klineman (6)                     66          1993                     Director

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

(3) Joel L. Gold is currently Senior Managing Director of Inter Bank Capital Group LLC, an investment bank. From March 1996 through September 1997, Mr. Gold was an Executive Vice President at L.T. Lawrence & Co., Inc., an investment bank. From April 1995 through March 1996, Mr. Gold was a Managing Director at Fector Detwiler & Co, Inc., an investment bank. From January 1992 through April 1995, Mr. Gold was a Director at Furman Selz Incorporated, an investment bank. From April 1990 through December 1991, Mr. Gold was a Managing Director at Bear, Stearns & Co. Inc., New York, New York. From April 1971 through February 1990, Mr. Gold was a Managing Director at Drexel Burnham Lambert. Mr. Gold is currently a member of the board of directors of BCAM International, Life Medical Sciences and Sterling Vision.

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

(6) Kent M. Klineman has been an attorney and private investor and has served as a Director of several closely held companies during the past five years. Mr. Klineman is a Director, secretary and a member of the Compensation Committee of EIS International, Inc., and a Director of Dealers Alliance Credit Corp. and Dealers Alliance Capital Corp. Mr. Klineman's initial nomination to serve as Director of the Company in 1993 was made by Mr. Hechler. See "Certain Relationships and Related Transactions."

Meetings and Committees

In Fiscal 1999, the Board held five meetings. The Board has an Audit Committee, a Compensation Committee, a Stock Option Committee, an Executive Committee, an Ad Hoc Committee, a Nominating Committee and a Marketing Committee.

The Audit Committee, consisting of Kent M. Klineman (Chairman), J. David Hakman and Eli Arenberg, reviews and reports to the Board with respect to various auditing and accounting matters including recommendations to the Board as to the selection of the Company's independent auditors, the scope of audit procedures, general accounting policy matters and the performance of the Company's independent auditors. The Audit Committee held four meetings in Fiscal 1999.

The Compensation and Stock Option Committee, consisting of Joel L. Gold (Chairman) and Morris Gindi, reviews and makes recommendations to the Board regarding all executive compensation. The Compensation Committee held three meetings in Fiscal 1999. During his tenure, Committee member, Ira Hechler, died.

The Nominating Committee, consisting of Ira B. Lampert, Joel Gold, and Kent Klineman nominates those persons who shall be invited to stand for election to the Board of Directors as management nominees at any and all ensuing meetings of the shareholders of the Company or pursuant to any actions with respect to the election of directors to be taken by written consent of the shareholders. The Nominating Committee held one meeting in Fiscal 1999. Shareholder suggestions of one or more nominees for election to the Board may be sent in writing to the Nominating Committee, Attention: Chairman, c/o Concord Camera Corp., Suite 650-N 4000 Hollywood Blvd., Hollywood, Florida 33021.

In Fiscal 1999, all of the directors attended at least 75% of the aggregate of the total number of meetings of the Board and committees of which they were members.

Directors Compensation

Non-employee members of the Board receive (I) an annual fee of $10,000 (increased to $15,000 as of January 1, 1999), (ii) a $2,500 annual fee for serving on each committee of the Board with the Chairman thereof receiving a $3,500 annual fee and (iii) a meeting fee of $750 (increased to $1,000 as of January 1, 1999) for each meeting attended. In addition, under the Company's Incentive Plan, each non-employee director is entitled to receive options pursuant to a formula to purchase up to 20,000 shares of Common Stock upon his/her appointment as director. The Incentive Plan also provides for the grant of an immediately exercisable option to purchase 1,000 shares of Common Stock on the date of the original grant and on each anniversary of the original grant. Commencing April 22, 1999, by approval of the shareholders of the Company, each director received an annual grant of options to purchase 6,500 shares of Common Stock. Pursuant to the Incentive Plan, each non-employee director received options to purchase 32,500 shares of Common Stock.

As of October 22, 1998 the expiration date of the initial options granted to each director to purchase was aggregate of 15,750 shares was extended from November 29, 1998 to January 31, 2004, except for Mr. Arenberg's option to purchase 21,000 shares, which was extended from July 17, 1999 to July 17, 2004. Mr. Arenberg, through a company controlled by him, is a party to a consulting agreement with the Company. See "Certain Relationships and Related Transactions."

                               EXECUTIVE OFFICERS

The names of the current executive officers of the Company together with certain biographical information for each of them (other than Mr. Lampert for whom biographical information is provided above) is set forth below:


Name of Executive Officer            Age        Positions and Offices with the Company
-------------------------            ---        --------------------------------------
Ira B. Lampert                       54         Chairman, Chief Executive Officer, President and Director

Brian F. King                        46         Senior Vice President of Corporate and Strategic Development and
                                                Secretary; Managing Director of Concord Camera HK Limited

Urs W. Stampfli                      47         Director of Sales and Global Marketing

Keith Lampert                        29         Vice President

Harlan I. Press                      35         Corporate Controller and Assistant Secretary

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

Keith Lampert, (Ira B. Lampert's son), was appointed to the position of Vice President on August 25, 1998. Mr. Lampert has been with the Company since 1993, and is also Vice President, Operations of Concord Camera HK. Prior to holding his current position, Mr. Lampert held the positions of Financial Analyst and Assistant to the Managing Director. Mr. Lampert is presently responsible for China operations and various other duties within the Company.

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

Section 16 Beneficial Ownership Reporting Compliance


The following officers and directors of the Company filed late reports under
Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") relating to Fiscal 1999: Ira B. Lampert, late filing of a Form 4 due October, 10, 1998, reporting the purchase in an open market transaction of 9,320 shares of Common Stock. Kent Klineman, late filing of a Form 4 due February 10, 1998, reporting the purchase in an open market transaction of 5,000 shares of Common Stock.

Item 11.
                             EXECUTIVE COMPENSATION

I.   SUMMARY COMPENSATION TABLE

                                      Annual Compensation                                    Long-Term Compensation Awards

             (a)                     (b)          (c)             (d)              (e)                 (g)             (i)

 Name and Principal Position        Fiscal       Salary          Bonus          Other Annual        Securities        All Other
                                     Year                                       Compensation    Underlying Options   Compensation


                                                 ($)             ($)             ($)                 (#)               ($)

Ira B. Lampert                       1999        616,668         350,000  (20)   148,595 (1)               --          409,061 (16)
President, Chief Executive           1998        541,667              --         210,383 (2)               --           14,973 (17)
Officer and Chairman                 1997        545,205              --         200,141 (3)          695,000 (13)      10,350 (17)


Brian F. King                        1999        322,460         150,000  (20)    48,000 (4)               --          105,783 (18)
  Vice President of Corporate        1998        231,738              --          78,000 (5)               --            1,721 (17)
   and Strategic Development;        1997        170,000              --          73,000 (6)          147,500 (13)         783 (17)
  Managing Director of Concord
  HK Limited


Keith Lampert                        1999        167,052          75,000  (20)    25,000 (7)               --           72,037 (19)
  Vice President of Concord HK       1998        139,849              --          25,000 (8)               --              535 (17)
     Limited                         1997        109,896              --          25,000 (9)           50,000 (13)         500 (17)




Urs Stampfli                         1999        175,000           5,000  (20)    12,000 (10)              --            7,245 (17)
  Director of Global Sales and       1998         23,275              --              --               45,000 (14)          --
     Marketing                       1997             --              --              --                   --               --





Harlan I. Press                      1999        140,178          40,000  (20)     4,833 (11)          20,000 (15)         790 (17)
Corporate Controller                 1998        115,000              --              --               15,000 (14)         640 (17)
                                     1997         92,100              --           2,400  (12)         25,000 (13)         640 (17)



--------------------
(1) Includes $35,595, $48,000 and $65,000 paid for and to Mr. Lampert for auto lease and costs, partial housing costs and reimbursement of taxes, respectively.
(2) Includes $30,939, $108,300 and $62,594 paid for and to Mr. Lampert for auto lease and costs, reimbursement of taxes and partial housing costs, respectively.
(3) Includes $38,068, $102,036 and $45,360 paid for and to Mr. Lampert for auto lease and costs, reimbursement of taxes and partial housing costs, respectively.
(4) Includes $12,000 and $36,000 paid to Mr. King for an auto allowance and housing allowance paid for living arrangements in the Far East, respectively.
(5) Includes $18,000 and $60,000 paid to Mr. King for an auto allowance and housing allowance paid for living arrangements in the Far East, respectively.
(6) Includes $18,000 paid to Mr. King for auto allowances and $55,000 for housing allowance paid to Mr. King for living arrangements in the Far East.
(7) Includes $25,000 paid in 1999 to Mr. Keith Lampert for auto and housing allowance for living arrangements in the Far East.
(8) Includes $25,000 paid in 1998 to Mr. Keith Lampert for auto and housing allowance for living arrangements in the Far East.
(9) Includes $25,000 paid in 1997 to Mr. Keith Lampert for auto and housing allowance for living arrangements in the Far East.
(10) Represents auto allowances paid to Mr. Stampfli in 1999.
(11) Represents auto allowances paid to Mr. Press in 1999.
(12) Represents auto allowances paid to Mr. Press 1997.
(13) These options include options issued prior to Fiscal 1997 that were canceled and repriced during Fiscal 1997.
(14) These options include options issued in Fiscal 1998.
(15) These options include options issued in Fiscal 1999.
(16) Includes $389,827 of forgiveness of indebtedness provided by the Company to Mr. Ira Lampert as part of a conditional release program (See Item 13 below) and $19,234 paid by the Company for insurance premiums.
(17) Represents amount paid by the Company for insurance premiums.
(18) Includes $103,954 of forgiveness of indebtedness provided by the company to Mr. Brian King as part of a conditional release program (See Item 13 below) and $1,829 paid by the Company for insurance premiums.
(19) Includes $71,468 of forgiveness of indebtedness provided by the company to Mr. Keith Lampert as part of a conditional release program (See item 13 below) and $569 paid by the Company for insurance premiums.
(20) Represents bonuses determined and paid by the Company in Fiscal 1999 on account of Fiscal 1998 performance.

II.    OPTION GRANTS IN FISCAL 1999


       (a)              (b)           (c)            (d)             (e)              (f)          (g)                     (h)

      Name of        Number of    % of Total     Exercise          Market Price     Expiration  Potential Realizable  Annual Rate of
Executive Officer    Securities     Options       Price             of Common          Date      Value at assumed      Appreciation
                     Underlying   granted to      ($/Sh)          Stock on Date        ----        Stock Price           10% ($)
                     Options       Employees      ------             of Grant                    Option Term 5% ($)      -------
                      Granted      in Fiscal                        ($/Sh)(1)                    ------------------
                      -------        1999                           ---------
                                     ----
   Harlan Press       20,000        19.6%         $3.250             $  --            08-Sep-          40,878           103,593
                                                                                       2008


(1) The market price on the date of the grant was either above or equal to the option price on the date of the grant.

III.     AGGREGATED OPTION EXERCISES IN FISCAL 1999 AND FISCAL YEAR-END OPTION
         VALUES


         (a)               (b)           (c)                    (d)                              (e)

                          Shares
                       Acquired on      Value          Number of Securities              Value of Unexercised
        Name             Exercise     Realized    Underlying Unexercised Options    In-the-Money Options at FY End
        ----               (#)           ($)              at FY End (#)                        ($)(1)
                       -----------    --------     Exercisable     Unexercisable    Exercisable     Unexercisable
                                                   -----------     -------------    -----------     -------------
Ira B. Lampert              --          $--              705,000        --           $2,390,625           --

Brian F. King               --           --              193,333        --             629,374            --

Keith Lampert               --           --              137,000       8,000           457,580          44,500

Urs Stampfli                --           --               15,000      30,000               938           1,875

Harlan I. Press             --           --               55,000      15,000           134,843          34,688


(1) The closing price of the Company's Common Stock at 1999 Fiscal Year End was $5 9/16.


Executive Employment Contracts, Termination of Employment and Change in Contract Arrangements

The employment agreement between the Company and Ira B. Lampert effective July 1, 1993 was amended and restated as of January 1, 1999 (the "Lampert Agreement"). The Lampert Agreement provides that Mr. Lampert serve in the additional capacities of Chairman and Chief Executive Officer of the Company. The Lampert Agreement provides for an annual salary of $650,000, has a term of four years and provides for the term of employment to be automatically extended for one additional day for each day of the term of employment that elapses in the event that neither party notifies the other at any time during the term of employment that it does not want the term of employment extended.

Under the Lampert Agreement, Mr. Lampert has been granted two sets of Common Stock options. The first, an option to purchase 340,000 Common Shares at an exercise price of $4.00 per share, was reduced to 127,500 Common Shares at an exercise price of $2.00 per share, 63,750 Common Shares at an exercise price of $2.50 per share and 63,750 Common Shares at an exercise price of $3.00 per share. This option is currently exercisable as to 255,000 Common Shares . These options to acquire a total of 255,000 shares of Common Stock were not granted pursuant to the Company's incentive plan and are currently exercisable through July 2003.Such options have anti-dilution provisions. The second option, an option to purchase 260,000 Common Shares at an exercise price of $4.00 per share was reduced to 97,500 Common Shares at an exercise price of $2.00 per share, 48,750 Common Shares at an exercise price of $2.50 per share and 48,750 Common shares at an exercise price of $3.00 per share. This option is currently exercisable as to 195,000 Common Shares and is currently exercisable through September 2004. Such options also have anti-dilution provisions.

In the Lampert Agreement, the Company agreed to adopt a supplemental executive retirement plan (the "SERP") for the benefit of Mr. Lampert and shall cause to be credited to this account $14,167, increased to $18,333 on January 1, 1999, each month ("Monthly Credit") for the benefit of Mr. Lampert. The balance in the SERP account will always be 100% vested and non-forfeitable. Each time the Company credits a monthly credit to the SERP account, the Company will also simultaneously contribute an amount equal to such credit to a trust established for the purpose of accumulating funds to satisfy the obligations incurred by the Company pursuant to the establishment of the SERP. The Lampert Agreement prohibits Mr. Lampert from competing with the Company for a one-year period upon expiration of the Lampert Agreement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of September 17, 1999 with respect to (i) those persons or groups known to the Company to beneficially own more than 5% of the Common Stock, (ii) each of the directors and nominees of the Company, (iii) the Company's executive officers named in the summary compensation table and (iv) the Company's directors and executive officers as a group:


                                                                         Amount and Nature of            Percent
Name and Address of Beneficial Owner                                     Beneficial Ownership(1)         of Class(1)
------------------------------------                                     -----------------------         -----------
(i)    Beneficial Owners of More than 5%
       of the Common Shares

       Theodore H. Kruttschnitt.....................................        1,205,000                      10.7%
         1350 Bayshore Blvd., Suite 850
         Burlingame, California  94010

       Deltec Asset Management......................................          628,835                       5.4%
         535 Madison Avenue
         New York, New York  10002



(ii)   Directors and Nominees of the Company

       Ira B. Lampert...............................................        1,353,623(2)(3)                11.6%
         Concord Camera Corp.
         4000 Hollywood Blvd., Suite 650N
         Hollywood, FL 33021

       Eli Arenberg.................................................           54,250(4)                     *
         9578 Harbour Lake Circle
         Boynton Beach, Florida  33437

       Joel L. Gold.................................................           37,750(5)                     *
         J. W. Barclay & Co.
         1 Battery Park Plaza - 23rd Fl
         New York, New York  10004

       Morris Gindi.................................................           37,250(6)                     *
         Notra Trading Inc.
         One Woodbridge Center
         Woodbridge, New Jersey  07095

       J. David Hakman..............................................          117,250(7)                    1.0%
         Hakman & Co. Inc.
         1350 Bayshore Highway - Suite 300
         Burlingame, California  94010

       Kent M. Klineman.............................................          135,500(8)                    1.2%
         c/o Klineman Assoc., Inc.
         1270 Avenue of the Americas
         New York, New York  10020

                                       39


                                                                         Amount and Nature of            Percent
Name and Address of Beneficial Owner                                     Beneficial Ownership(1)         of Class(1)
------------------------------------                                     -----------------------         -----------

(iii)  Executive officers

       Brian F. King................................................          956,333(2)(9)                 8.2%
         Concord Camera Corp.
         4000 Hollywood Blvd., Suite 650N
         Hollywood, FL 33021

       Keith Lampert................................................          948,333(2)(10)                8.1%
         Concord Camera Corp.
         4000 Hollywood Blvd., Suite 650N
         Hollywood, FL 33021

       Urs Stampfli.................................................          15,000(11)                     *
         Concord Camera Corp.
         4000 Hollywood Blvd., Suite 650N
         Hollywood, FL 33021

       Harlan I. Press..............................................          55,000(12)                     *
         Concord Camera Corp.
         4000 Hollywood Blvd., Suite 650N
         Hollywood, FL 33021

       Arthur Zawodny...............................................          870,333(2)(13)                7.5%
         Concord Camera Corp.
         4000 Hollywood Blvd., Suite 650N
         Hollywood, FL 33021



(iv)   All executive officers and directors as a group (11 Persons)      2,052,623                         17.6%

--------------------
*      Indicates less than 1%.
(1) All information is as of September 17, 1999 and was determined in accordance with Rule 13d-3 under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the Commission. As of September 17, 1999, the Company had issued and outstanding 11,671,092 Common Shares, the Company's only class of voting securities outstanding. Unless otherwise indicated, beneficial ownership disclosed consists of sole voting and dispositive power.
(2) Includes 836,333 shares which are beneficially owned by a group comprising Ira B. Lampert, Brian F. King, Keith Lampert, Arthur Zawodny, and George Erfurt (Mr. Erfurt is no longer with the Company) as a result of the terms of an Amended and Restated Voting Agreement, dated as of February 28, 1997 (the "Voting Agreement") pursuant to which each party to the Voting Agreement agreed to vote any Purchased Shares or Option Shares acquired by such party in accordance with the will of the holders of a majority of all such shares issued.
(3) Includes 67,290 shares purchased in the open market, 245,000 shares purchased pursuant to a purchase agreement with the Company, 55,000 shares purchased in a private transaction from former employees of the Company pursuant to the Management Equity provision of the Company's Stock Incentive Plan and 705,000 shares underlying stock options, as to all of which such person has sole dispositive power.
(4) Represents 23,000 shares purchased in the open market and 31,250 shares underlying stock options.
(5) Represents 10,500 shares purchased in the open market and 27,250 shares underlying stock options.
(6) Represents 10,000 shares purchased in the open market and 27,250 shares underlying stock options.

(7) Includes 55,000 shares purchased in the open market, 35,000 warrants pursuant to a consulting agreement and 27,250 shares underlying stock options. Excludes 108,000 shares underlying warrants which will not become exercisable within 60 days of September 17, 1999.
(8) Represents 108,250 shares purchased in the open market and 27,250 shares underlying stock options.
(9) Includes 27,500 shares purchased pursuant to a purchase agreement with the Company, 52,500 shares purchased in private transactions from former employees of the Company pursuant to the Management Equity provision of the Company's Stock Incentive Plan and 193,333 shares underlying stock options, as to all of which such person has sole dispositive power.
(10) Includes 30,000 shares purchased in the open market, 55,000 shares purchased in private transactions from former employees of the Company pursuant to the Management Equity provision of the Company's Stock Incentive Plan and 137,000 shares underlying stock options, as to all of which such person has sole dispositive power. Excludes 8,000 shares underlying options which will not become exercisable within 60 days of September 17, 1999.
(11) Includes 15,000 shares underlying stock options, as to all of which such person has sole dispositive power. Excludes 30,000 shares underlying options which will not become exercisable within 60 days of September 17, 1999.
(12) Includes 55,000 shares underlying stock options, as to all of which such person has sole dispositive power. Excludes 15,000 shares underlying options which will not become exercisable within 60 days of September 17, 1999.
(13) Includes 7,000 shares pursuant to a purchase agreement with the Company and 41,000 shares underlying stock options, as to all of which such person has sole dispositive power. Excludes 8,000 shares underlying options which will not become exercisable within 60 days of September 17, 1999.

Item 13.     Certain Relationships and Related Transactions

At July 3, 1999, the Company was indebted to Mr. Benun for certain loans made by him to the Company in the principal amount of $100,000, which amount bears interest at a rate per annum equal to 2% over prime lending rate. The Company incurred approximately $11,000 in interest expense in Fiscal 1999 in connection with the loans from Mr. Benun and suspended payment of the loans. The Company believes that any amounts which may otherwise have been due Mr. Benun will be offset by the amounts which Mr. Benun will be found to owe the Company when all claims by the Company against Mr. Benun are finally arbitrated or adjudicated. See "Item 3 Legal Proceedings."

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

On August 1, 1994, ELA Enterprises, Inc., a Company owned by Eli Arenberg, was granted an option under the Company's Incentive Plan to purchase 10,000 Common Shares at an exercise price of $3.00 per share, 10,000 Common Shares at an exercise price of $4.00 per share and 10,000 Common Shares at an exercise price of $5.00 per share, in connection with consulting services provided by Mr. Arenberg to the Company pursuant to the ELA Enterprises, Inc. Consulting Agreement. All options previously granted to Mr. Arenberg were canceled. In addition, ELA Enterprises, Inc. will be paid at an hourly rate for consulting services provided to the Company. Under the consulting agreement, ELA Enterprises, Inc. was paid $49,000, and $56,000 for such consulting services and related expenses during the fiscal years ended July 3, 1999 and June 30, 1998 respectively.

On August 23, 1995, the Compensation Committee of the Board approved stock purchase awards under the Management Equity Provisions of the Company's Incentive Plan, pursuant to which 500,000 Common Shares were made available for purchase by senior management of the Company at a price per share equal to $5.375 per share (the closing price of the Common Stock on August 23, 1995), pursuant to binding commitments to be made by such persons by August 31, 1995. The Company received commitments for the purchase of 444,000 of such shares (the "Purchased Shares"). Each purchaser was also granted the right to receive a contingent restricted stock award covering a number of shares equal to the number of shares purchased by such purchaser. The contingent restricted stock was to be issued based upon attainment of increases in shareholder value in accordance with the Incentive Plan.

In November 1995, members of the Company's senior management entered into purchase agreements (the "Purchase Agreements"), for the Purchased Shares. As payment for such shares, each purchaser executed a full recourse note for the purchase price of such shares (each a "Note"; collectively, the "Notes") and pledged the Purchased Shares as security for the payment of the Note. The Notes mature five years from the date of purchase (May 7, 1996 in the case of the Note executed by Brian F. King and November 7, 1995 in the case of Notes executed by all other purchasers) and bear interest at 6%.

Concurrently with the execution of their respective Purchase Agreements and Notes, each purchaser entered into a Voting Agreement pursuant to which each purchaser agreed to vote all of his Purchased Shares and contingent restricted stock in accordance with the determination of the holders of a majority of all of the Purchased Shares and contingent restricted stock held by the purchasers. To effect the foregoing, each of the purchasers delivered to Mr. Ira Lampert an irrevocable proxy and agreed that prior to any transfer of Purchased Shares and contingent restricted stock, such purchaser will cause the transferee (A) to agree in writing with Mr. Lampert to be bound by the provisions of the Voting Agreement and (B) to execute and deliver to Mr. Lampert an irrevocable proxy.

Pursuant to Amendments to each of the Purchase Agreements dated February 28, 1997 (the "Amendments"), the Company was relieved of its obligation to issue any contingent restricted stock. Instead, each member of the Company's senior management received, as of December 22, 1996, options to purchase that number of shares of Common Stock (the "Option Shares") equal to the number of Purchased Shares purchased by such person. The option shares were exercisable at $1.815 per share. The options vested as to 20% of the Option Shares covered thereby as of December 22, 1996 with the balance of the shares covered thereby vesting beginning December 31, 1996 in equal monthly installments over a four-year period during the term of employment or consultancy. The unvested portion became vested on August 18, 1998, when the average closing price of the Common Stock equaled or exceeded $5.00 for a consecutive 90 trading day period.

Concurrently with the Amendments, the Voting Agreement and the irrevocable proxies were amended and restated to include the Option Shares and to delete the contingent restricted stock.

In April 1999, the Board of Directors of the Company approved a conditional release program (the "Release Program") whereby the Company agreed to forgive the indebtedness of the senior management holders of the Purchased Shares, Brian King, Ira Lampert, Keith Lampert and Arthur Zawodny (together, the "Releasees" and each individually, a "Releasee"), of a total principal sum of $2,376,750 of indebtedness, together with interest, owing by the Releasees under the Notes. Under the Release Program, the Company agreed to forgive a certain portion of the total indebtedness of each Releasee under their respective Notes on each of May 1, 1999, and January 1 of 2000, 2001, 2002 and 2003. Concurrently with the forgiveness of each portion of indebtedness, the Company agreed to release a proportionate number of the Purchased Shares held by the Company as security for the indebtedness. The forgiveness of the indebtedness is conditioned upon each Releasee's continued employment with the Company. If the Releasee ceases to be an employee of the Company at any time prior to the full forgiveness of that Releasee's indebtedness, then all of the remaining indebtedness owing by that Releasee that has not yet been forgiven will be due and payable in accordance with the terms of that Releasee's Note.

The total principal amount of indebtedness and the number of Purchased Shares to be released by the Company for each Releasee over the 44-month period are set forth below.


        Releasee                      Release Dates                   Total Principal       Total Purchased
        --------                      -------------                 Indebtedness to be        Shares to be
                                                                         Forgiven              Released
                                                                    ------------------      ---------------
Brian King                May 1, 1999, and January 1st of               $430,0000.00             80,000
                          2000, 2001, 2002 and 2003

Ira Lampert               May 1, 1999, and January 1st of              $1,612,500.00            300,000
                          2000, 2001, 2002 and 2003

Keith Lampert             May 1, 1999, and January 1st of                $296,625.00             55,000
                          2000, 2001, 2002 and 2003

Arthur Zawodny            May 1, 1999, and January 1st of                 $37,625.00              7,000
                          2000, 2001, 2002 and 2003


The following executive officers of the Company are indebted to the Company, for amounts in excess of $60,000 as a result of purchases of the Purchased Shares:

Ira B. Lampert............................................$1,461,852
Brian F. King...............................................$389,827
Keith Lampert ..............................................$268,006

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a) (1) and (2) Financial Statements and Financial Statement Schedule

The following consolidated financial statements of the Company and the notes thereto, the related reports thereon of the certified public accountants and financial statement schedule are filed under Item 8 of this Report:


(a) (1)    Financial Statements
                                                                                                               Page
           Report of Independent Certified Public Accountants ..................................................F-1
           Consolidated Balance Sheets at July 3, 1999 and June 30, 1998 .......................................F-2
           Consolidated Statements of Operations for the years ended
             July 3, 1999 and June 30, 1998, and 1997 ..........................................................F-3
           Consolidated Statements of Cash Flows for the year ended
             July 3, 1999, June 30, 1998 and 1997...............................................................F-4
           Consolidated Statements of Stockholders' Equity for the years ended July 3, 1999, June 30, 1998 and 1997.........................................................F-5
           Notes to Consolidated Financial Statements...........................................................F-6

    (2)    Financial Statement Schedule
           Schedule II--Valuation and Qualifying Accounts and Reserves.........................................F-23

All other financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the instructions to Item 8 or are inapplicable and therefore have been omitted.


    (3) Exhibits:

    Exh.  No.                                                                                                                Page
    ---------                                                                                                                ----
    3.1      Certificate of Incorporation of the Company(1)........................................................
    3.2      Amendments to Certificate of Incorporation of the Company(1)..........................................
    3.3      Amendment No. 4 to Certificate of Incorporation of the Company(3).....................................
    3.4      Amendment No. 5 to Certificate of Incorporation of the Company(18)....................................
    3.5      Restated By-Laws of the Company(18)...................................................................
    4.1      Form of Common Stock Certificate(1)...................................................................
    4.2      Purchase Agreement, dated July 30, 1998, between Dreyfus High Yield Strategies Fund and the Company...
    4.3      Indenture, dated July 30, 1988, between Bankers Trust Company and the Company.........................
    4.4      Registration Rights Agreement, dated July 30, 1998, between Dreyfus High Yield Strategies Fund and the Company.......................................................................................
    9.1      Voting Agreement, dated as of November 7, 1995, as amended, among Ira B. Lampert, Eli Shoer, Steve
             Jackel, George Erfurt Arthur Zawodny, Brian F. King and Lawrence Pesin (16)...........................
    9.2      Agreement dated as of July 18, 1997, by and among Brian F. King, Lawrence Pesin and Keith
             Lampert (17)..........................................................................................



   Exh.  No.                                                                                                                Page
   ---------                                                                                                                ----


    10.1     Settlement Agreement between the Company and the Commission effective September 1, 1994(11)...........
    10.2     Employment Agreement between the Company and Ira B. Lampert, dated as of July 15, 1993(6).............
    10.3     Employment Agreement between Concord France and Jean Louis Vinant dated as of July 1, 1994(11)........
    10.4     Employment Agreement between the Company and Hans Dieter Kuehn dated as of April 1, 1993(6)...........
    10.5     Employment Agreement between the Company and Eli Shoer dated as of July 1, 1993(6)....................
    10.6     Pledge Agreement between the Company and Benun dated as of March 7, 1994(10)..........................
    10.7     Pledge Agreement between the Company and Benun dated as of April 6, 1994(10)..........................
    10.8     Compensation Trade Agreement between Concord HK and
             Shenzhen Baoan Contat Camera Factory and translation dated November 23, 1993(7).......................
    10.9     Processing Trade Agreement, dated October 28, 1986, between Concord Camera Enterprises Company
             Ltd. and Baoan County Foreign Trade Company and Concord Electronic Factory Henggang, Baoan County
             and translations)(1)..................................................................................
    10.10    Filing Certificate for Joint Venture, Cooperative Venture, Compensation Trade and Foreign-Related
             Processing and Assembly Agreements (Contracts) issued by the Foreign Economic Relations Office
             People's Government of Baoan County, Shenzhen November 1, 1986 and translations)(1)...................
    10.11    Processing and Assembly Contract, dated July 25, 1987, between Concord Camera Enterprises Company
             Ltd. and Baoan County Foreign Trade Company and Concord Electronic Factory, Henggang, Baoan County
             and translations)(1)..................................................................................
    10.12    Processing Trade Agreement, dated September 6, 1985, between Dialbright Company Limited and Baoan
             County Foreign Trade Company and Dialbright Electronic Factory, Henggang, Baoan County and
             translations)(1)......................................................................................
    10.13    Filing Certificate for Joint Venture, Cooperative Venture, Compensation Trade and Foreign-Related
             Processing and Assembly Agreements (Contracts) issued by the Foreign Economic Relations Office,
             People's Government of Baoan County, Shenzhen on September 12, 1985 and translations)(1)..............
    10.14    Notice Concerning the Approval of Import Projects issued by the Foreign Economic Relations
             Office, Baoan County, Shenzhen on September 12, 1985 and translations)(1).............................
    10.15    Supplementary Agreement, dated September 27, 1985, between Dialbright Company Limited and Baoan
             County Foreign Trade Company and Dialbright Electronic Factory, Henggang, Baoan County and
             translations)(1)......................................................................................

                                       45


   Exh.  No.                                                                                                                Page
   ---------                                                                                                                ----
    10.16    Notice Concerning the Approval of Supplementary Agreement dated September 27, 1985 issued by the Foreign Economic Relations Office, Baoan County on October 4, 1985 and
             translations)(1)......................................................................................
    10.17    Processing and Assembly Contract, dated September 27, 1985, between Dialbright Company Limited and Baoan County Foreign Trade Company and Dialbright Electronic Factory, Henggang, Baoan
             County and translations(1)............................................................................
    10.18    Supplementary Agreement, dated October 30, 1985, between Dialbright Company Limited and Baoan
             County Foreign Trade Company and Dialbright Electronic Factory, Henggang, Baoan County and
             translations(1).......................................................................................
    10.19    Processing and Assembly Contract, dated December 17, 1985, between Dialbright Company Limited and Baoan County Foreign Trade Company and Dialbright Electronic Factory, Henggang, Baoan
             County and translations(1)............................................................................
    10.20    Processing and Assembly Contract between Dialbright Company Limited and Baoan County Foreign Trade
             Company and Dialbright Electronic Factory, Henggang, Baoan County and translations(1).................
    10.21    Supplementary Agreement, dated July 9, 1986, between Dialbright Company Limited and Baoan County
             Foreign Trade Company and Dialbright Electronic Factory, Henggang, Baoan County and
             translations(1).......................................................................................
    10.22    Processing and Assembly Contract, dated July 11, 1986, between Dialbright Company Limited and
             Baoan County Foreign Trade Company and Dialbright Electronic Factory, Henggang,
             Baoan County and translations(1)......................................................................
    10.23    Processing and Assembly Contract, dated August 14, 1986, between Dialbright Company Limited and
             Baoan County Foreign Trade Company and Dialbright Electronic Factory, Henggang, Baoan County
             and translations(1).........................
    10.24    Supplementary Agreement, dated August 26, 1986, between Dialbright Company Limited and Baoan
             County Foreign Trade Company and Dialbright Electronic Factory, Henggang, Baoan County and
             translations(1).......................................................................................
    10.25    Agreement for the Provision of Land, Management Services and Labor between Company and Wan Kong
             Economic Development Corporation of Baoan County, dated July 10, 1988 (English Translation with Chinese Original attached)(2)....................................................................
    10.26    Agreement between Dialbright and Development Corporation, Baoan County, dated September 23,
             1988(2)...............................................................................................
    10.27    Agreement between Dialbright and Henggang Economic Development Corporation, dated September 23,
             1988 and translation(2)...............................................................................
    10.28    Construction Works Contract between Concord Factory Henggang and Henggang Economic Development
             Corporation dated February 25, 1989 and translation(2)................................................
    10.29    Agreement between Concord HK and Baoan Henggang Joint Stock Investment Company, Ltd., dated
             February 15, 1993 and translation(4)..................................................................
    10.30    Contract for the Utilization of Land in Factory Construction between Concord HK and Henggang
             Investment Holdings Limited dated June 20, 1994 and translation(11)...................................



   Exh.  No.                                                                                                                Page
   ---------                                                                                                                ----

    10.31    Supplemental Agreement to the Contract for the Utilization of Land in Factory Construction
             between Concord HK and Henggang Investment Holdings Limited dated June 20, 1994 and translation(11).......................................................................................
    10.32    Incentive Plan, effective November 29, 1993(13).......................................................
    10.33    Amended and Restated 1988 Stock Option Plan(4)........................................................
    10.34    Amended and Restated Employment Agreement between Concord Camera HK Limited and Arthur Zawodny dated as of October 21, 1994(12)......................................................................
    10.35    Amended and Restated Employment Agreement between the Company and Ira B. Lampert dated as of
             May 1, 1997(18).......................................................................................
    10.36    Lease Agreement, undated between Prologis Trust, a Maryland real estate investment trust, and the Company ..........................................................................................
    10.37    Lease Agreement, dated as of August 12, 1998, between CarrAmerica Realty Corp., a Maryland corporation, and the Company .........................................................................
    10.38    Amendment No. 2, dated as of January 1, 1999, to amended and restated Employment Agreement dated as of May 1, 1997, between Ira B. Lampert and the Company ............................................
    10.39    Supplemental Executive Retirement Plan and Agreement for Ira B. Lampert...............................
    10.40    Amendment to the Supplemental Executive Retirement Plan and Agreement for Ira B. Lampert .............
    10.41    Deferral Agreement, dated as of May 1, 1997, between Concord Camera Corp. and Ira B. Lampert .........
    21.      List of Subsidiaries of Company(6)....................................................................
    23.      Consent of Independent Certified Public Accountants...................................................
    27.      Financial Data Schedule...............................................................................

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Concord Camera Corp.


        We have audited the accompanying consolidated balance sheets of Concord Camera Corp. and subsidiaries as of July 3, 1999 and June 30, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 3, 1999. Our audits also included the financial statement schedule listed in the Index in Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concord Camera Corp. and subsidiaries as of July 3, 1999 and June 30, 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 3, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                           /s/ Ernst & Young LLP

Miami, Florida
August 20, 1999

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Concord Camera Corp. Consolidated Balance Sheets

                                                                                                  July 3,        June 30,
                                                                                                    1999           1998
                                                                                               --------------- --------------
ASSETS

Current Assets:

Cash and cash equivalents                                                                        $ 30,706,761    $ 7,119,699

Accounts receivable, net                                                                           18,272,329     19,961,534

Inventories, net                                                                                   20,620,556     21,458,595

Prepaid expenses and other current assets                                                           2,404,400      3,238,129
                                                                                                 ------------    -----------
Total current assets                                                                               72,004,046     51,777,957

Plant and equipment, net                                                                           18,871,300     15,930,486

Goodwill, net                                                                                         291,764        727,633

Other assets, net                                                                                   5,480,342      3,645,703
                                                                                                 ------------    -----------
Total assets                                                                                      $96,647,452    $72,081,779
                                                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts payable                                                                                 $ 16,224,538    $14,213,757

Accrued expenses                                                                                    4,985,789      4,418,604

Short-term debt                                                                                     8,088,901     10,822,012

Current portion of long-term debt                                                                   2,100,000         35,676

Current portion of obligations under capital leases                                                 2,073,492        870,173

Income taxes payable                                                                                  896,142        379,662

Other current liabilities                                                                             188,058        224,781
                                                                                                 ------------    -----------
Total current liabilities                                                                          34,556,920     30,964,665

Deferred income taxes                                                                                 792,358        689,169

Long-term debt, net of current portion                                                             14,850,000      2,460,784

Obligations under capital leases, net of current portion                                            2,623,080      1,409,865

Other long-term liabilities                                                                         1,129,569        452,548


COMMITMENT AND CONTINGENCIES
Stockholders' Equity:

Common stock, no par value, 40,000,000 authorized; 11,629,592 and                                  41,117,335     40,094,559
11,214,451, issued and outstanding as of July 3, 1999 and June 30, 1998, respectively

Paid in capital                                                                                     1,033,553        850,786

Retained earnings (accumulated deficit)                                                             6,086,691    (1,622,215)

Notes receivable arising from common stock purchase agreements                                    (2,163,542)    (2,765,463)
                                                                                                 ------------    -----------
                                                                                                   46,074,037     36,557,667

Less: treasury stock, at cost; 675,863 and 63,553 shares as of  July 3,
1999 and June 30, 1998, respectively                                                              (3,378,512)      (452,919)
                                                                                                 ------------    -----------
Total stockholders' equity                                                                         42,695,525     36,104,748
                                                                                                 ------------    -----------
Total liabilities and stockholders' equity                                                        $96,647,452    $72,081,779
                                                                                                  ===========    ===========

See accompanying notes to consolidated financial statements.

Concord Camera Corp.

Consolidated Statement of Operations


                                                                                           Year ended
                                                                        July 3,             June 30,            June 30,
                                                                         1999                 1998                1997
                                                                     ------------         ------------         -----------
Net sales                                                            $118,418,074         $102,663,451         $65,747,433

Cost of products sold                                                  86,664,126           74,771,683          48,722,416
                                                                     ------------         ------------         -----------
Gross profit                                                           31,753,948           27,891,768          17,025,017

Selling expenses                                                        7,922,140            9,233,781           6,949,600

General and administrative expenses                                    11,904,235           10,776,643           9,247,489

Legal expenses and settlement costs                                       311,635              212,818             200,810

Interest expense                                                        3,454,717            1,668,233           1,465,169

Other (income), net                                                      (440,872)            (516,694)           (122,513)
                                                                     ------------         ------------         -----------
Income (loss) before income taxes                                       8,602,093            6,516,987            (715,538)

Provision for income taxes                                                893,187              503,548             117,124
                                                                     ------------         ------------         -----------
Net income (loss)                                                      $7,708,906           $6,013,439         $  (832,662)
                                                                     ============         ============         ===========
Basic earnings (loss) per share                                             $0.70                $0.55         $     (0.08)
                                                                     ============         ============         ===========
Diluted earnings (loss) per share                                           $0.67                $0.52         $     (0.08)
                                                                     ============         ============         ===========

Weighted average common shares outstanding -
Basic                                                                  10,990,395           10,938,934          10,880,473
                                                                     ============         ============         ===========
Diluted                                                                11,579,123           11,553,982          10,880,473
                                                                     ============         ============         ===========


  See accompanying notes to consolidated financial statements.

Concord Camera Corp.
Consolidated Statements of Cash Flows

                                                                                                   Year ended
                                                                                   July 3,           June 30,          June 30,
                                                                                     1999              1998              1997
                                                                                  ----------        ----------         ---------
Cash flows from operating activities:

Net income (loss)                                                                 $7,708,906        $6,013,439         ($832,662)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization                                                      4,111,148         3,316,328         3,151,144
Amortization of deferred financing costs                                             122,298                --                --

Deferred income taxes                                                                103,189           116,677           129,603

Officers notes forgiven on stock purchases                                           744,321                --                --

Compensation expense on stock options                                                182,767                --                --

Interest income on notes receivable arising from common stock purchase              (142,400)         (143,190)         (143,190)
agreements

Changes in operating assets and liabilities:

(Increase) decrease in accounts receivable                                         1,689,205       (10,094,572)       (2,316,554)

(Increase) decrease in inventories                                                   838,039        (5,706,193)        1,739,213

(Increase) decrease in prepaid expenses and other current assets                     833,729          (146,460)         (555,245)

(Increase) decrease in other assets                                               (2,256,699)          (81,985)         (610,414)

Increase (decrease) in accounts payable                                            2,010,781         5,548,135         2,665,294

Increase (decrease) in accrued expenses                                              567,185         2,186,315            59,426

Increase (decrease) in income taxes payable                                          516,481           376,831           (76,219)

Increase (decrease) in other current liabilities                                     (36,723)          (89,184)         (347,770)

Increase (decrease) in other long-term liabilities                                   527,021          (150,001)          (64,242)
                                                                                  ----------        ----------         ---------
Net cash provided by operating activities                                         17,519,248         1,146,140         2,798,384
                                                                                  ----------        ----------         ---------
Cash flows from investing activities:

Purchase of plant and equipment                                                   (6,166,331)       (4,458,775)       (3,188,424)

Purchase of treasury stock, at cost                                               (2,925,593)               --                --
                                                                                  ----------        ----------         ---------
Net cash used in investing activities                                             (9,091,924)       (4,458,775)       (3,188,424)
                                                                                  ----------        ----------         ---------
Cash flows from financing activities:

Net borrowings (repayments) under short-term debt agreements                      (2,733,111)        2,845,697         1,607,343

Net borrowings (repayments) of long-term debt                                       (396,460)        2,066,541           (30,222)
Proceeds from issuance of senior notes, net                                       14,850,000                --                --

Net borrowings (repayments) under capital lease obligations                        2,416,533          (510,390)         (886,031)

Net proceeds from issuance of common stock options                                 1,022,776           732,666                --
                                                                                  ----------        ----------         ---------

Net cash provided by financing activities                                         15,159,738         5,134,514           691,090
                                                                                  ----------        ----------         ---------
Net increase in cash and cash equivalents                                         23,587,062         1,821,879           301,050

Cash and cash equivalents at beginning of year                                     7,119,699         5,297,820         4,996,770
                                                                                  ----------        ----------         ---------
Cash and cash equivalents at end of year
Supplemental disclosures of cash flow information:                               $30,706,761        $7,119,699        $5,297,820
                                                                                 ===========        ==========        ==========
Cash paid for interest                                                           $ 3,048,000        $1,299,000        $1,067,000
                                                                                 ===========        ==========        ==========
Cash paid for taxes                                                              $    15,000        $  120,000        $  146,000
                                                                                 ===========        ==========        ==========

See accompanying notes to consolidated financial statements.

Concord Camera Corp.

Consolidated Statements of Stockholders' Equity

                                                                                       Notes
                                                                                     receivable
                                                                                      arising
                                                                       Retained     from common
                                       Common stock                    Earnings        stock        Treasury stock
                                       ------------         Paid in  (Accumulated     purchase      --------------
                              Issued shares  Stated Value   capital    (deficit)     agreements    Shares     Cost         Total
                              -------------  ------------   -------   -----------   ------------   ------   ---------   -----------
Balance as of June 30, 1996     10,944,026   $39,361,893    $850,786   ($6,802,992)  ($2,479,083)  63,553   ($452,919)  $30,477,685

Interest on notes
receivable arising from
common stock purchase
agreements                              --            --          --            --      (143,190)      --          --      (143,190)

Net (loss)                              --            --          --      (832,662)           --       --          --      (832,662)
                                ----------   -----------    --------    ----------    ----------   ------   ----------  -----------
Balance as of June 30, 1997     10,944,026    39,361,893     850,786    (7,635,654)   (2,622,273)  63,553    (452,919)   29,501,833

Exercise of stock options          270,425       732,666          --            --            --       --          --       732,666

Interest on notes
receivable
arising from common stock
purchase agreements                     --            --          --            --      (143,190)      --          --      (143,190)

Net income                              --            --          --     6,013,439            --       --          --     6,013,439
                                ----------   -----------    --------    ----------    ----------   ------   ----------  -----------
Balance as of June 30, 1998     11,214,451   $40,094,559    $850,786   ($1,622,215)  ($2,765,463)  63,553   ($452,919)  $36,104,748
                                ----------   -----------    --------    ----------    ----------   ------   ----------  -----------

Exercise of stock options          415,141     1,022,776          --            --            --       --          --     1,022,776


Interest on notes
receivable
arising from common stock
purchase agreements                     --            --          --            --      (142,400)      --          --      (142,400)

Officers notes forgiven                 --            --          --            --       744,321       --          --       744,321
on stock purchases

Purchase of treasury                    --            --          --            --            --  612,310  (2,925,593)   (2,925,593)
stock, at cost

Compensation expense on                 --            --     182,767            --            --       --          --       182,767
stock options

Net income                              --            --          --     7,708,906            --       --          --     7,708,906
                                ----------   -----------    --------    ----------    ----------   ------   ----------  -----------
Balance as of July 3, 1999      11,629,592   $41,117,335  $1,033,553    $6,086,691   ($2,163,542) 675,863 ($3,378,512)  $42,695,525
                                ==========   ===========  ==========    ==========    ==========  =======  ==========   ===========

See accompanying notes to consolidated financial statements.

CONCORD CAMERA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Concord Camera Corp. ("Concord") and its wholly-owned subsidiaries, Concord Camera HK Limited ("Concord HK") a Hong Kong corporation, Concord Camera GmbH ("Concord GmbH"), Concord Camera Europe Ltd. (formerly Concord Camera UK Ltd) ("Concord UK"), Concord-Keystone Sales Corporation ("Concord Keystone"), Concord Holding Corp. ("Concord Holding"), Concord Camera Illinois Corp. ("Concord Canada"), Concord Camera (Panama) Corp. ("Concord Panama"), Concord Camera (Hungary) ("Concord Hungary") and Concord Camera France SARL ("Concord France") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

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

Nature of Business

The Company is engaged in the design, manufacture, marketing and worldwide distribution of cameras and related accessories. Substantially all of the Company's products are assembled in the People's Republic of China ("PRC"). As a result, the Company's operations could be adversely affected by political instability in the PRC. Consolidated sales to the Company's three largest customers in Fiscal 1999 and 1998 amounted to approximately $68,105,000 (57.5%) and $ 56,592,000 (55.1%), respectively. Consolidated sales to the Company's two largest customers in Fiscal 1997 amounted to approximately $26,585,000 (40.4%). The Company believes that the loss of such customers would have a material effect on the Company and its subsidiaries taken as a whole. No other customer accounted for 10% or more of consolidated sales during the years ended July 3, 1999, and June 30, 1998 and 1997.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

Inventories, which consist mostly of raw materials, are stated at the lower of cost or market and are determined on a first-in, first-out basis.

Inventories are comprised of the following:

                                                       July 3,       June 30,
                                                        1999           1998
                                                    -----------     -----------
Raw material and components                         $15,605,934     $14,291,849

Finished goods                                        6,389,998       8,821,721
                                                    -----------     -----------
                                                     21,995,932      23,113,570
                                                    -----------     -----------
Less:  Reserve for inventory obsolescence            (1,375,376)     (1,654,975)
                                                    -----------     -----------
                                                    $20,620,556     $21,458,595
                                                    ===========     ===========

Plant and Equipment

Plant and equipment is stated at cost. Depreciation is computed by use of the straight-line method over the estimated useful lives of the respective assets which range from two to forty years. Small tools and accessories used in production in the PRC are charged to operations when purchased. Leasehold costs and improvements are amortized over their estimated useful lives on the remaining life of the lease, whichever is shorter. Amortization of assets recorded under capital leases is included in depreciation and amortization expense.


Goodwill

Cost in excess of net assets acquired (goodwill) was being amortized on a straight-line basis over its estimated life of fifteen years. The carrying value of goodwill is reviewed by the Company's management if the facts and circumstances suggest that it may be impaired. If this review indicates that these costs will not be recoverable, as determined based on the expected undiscounted cash flows of the entity to which the goodwill is associated over the remaining amortization period, the carrying value of goodwill would be reduced by the estimated shortfall of cash flows. During the year ended June 30, 1997, the Company revised the estimated life of certain goodwill to three remaining years and is amortizing the balance of this goodwill over this period. Accumulated amortization at July 3, 1999 and June 30, 1998 for such intangible asset is approximately $2,262,000 and $1,826,000, respectively.

Impairment of Long-Lived Assets

In accordance with the Financial Accounting Standards Board SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" the Company records impairment losses when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. No impairment indicators were noted for the years ended July 3, 1999, June 30, 1998 and 1997.

Other Assets

Other assets include trademarks, patents, licensing fees, deposits, capitalized costs and non-current receivables. Trademarks, patents, licensing fees and capitalized costs are amortized on a straight-line basis over their estimated useful lives.

Revenue Recognition

Revenues are recorded when the product is shipped to a customer net of appropriate reserves for returns.

Advertising

Advertising costs are expensed as incurred and included in selling expenses. Advertising allowances and other discounts totaled approximately $464,000, $793,000, and $876,000 for the years ended July 3, 1999, June 30, 1998, and
1997, respectively.

Foreign Currency Remeasurement

The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, German Mark, British Pound Sterling, French Francs and Japanese Yen. Each of the Company's foreign subsidiaries purchases its inventories in U.S. Dollars and sells them in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. Certain components needed to manufacture cameras are priced in Japanese Yen. The translation from the applicable currencies to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. At July 3, 1999, included in other assets and other current assets are amounts receivable from a Chinese company of approximately $369,000 denominated in Chinese Renminbi. Cumulative translation adjustments are not material. Gains or losses resulting from foreign currency transactions are included in "Other (income) expense, net" in the Consolidated Statements of Operations. For the years ended July 3, 1999, June 30, 1998 and 1997, consolidated other (income) expense, net includes approximately ($294,000), ($22,000) and $192,000, respectively, of net foreign currency (gains) losses from remeasurement.

Forward Exchange Contracts

During the years ended July 3, 1999, June 30, 1998 and 1997, the Company's hedging activities were immaterial and as of July 3, 1999 there were no forward exchange contracts outstanding. The Company continues to analyze the benefits and costs associated with hedging against foreign currency fluctuations.

Income Taxes

Deferred income tax assets and liabilities are determined based on the difference between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.


Earnings Per Share

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. All applicable earnings per share amounts have been presented to conform to the SFAS 128 requirements. The difference in the basic and diluted EPS calculation for Fiscal 1999 and 1998 is the dilutive impact of stock options. There was no difference between basic and diluted EPS calculation for Fiscal 1997.

Stock Based Compensation

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" , the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock-based transactions and has complied with the disclosure requirement of SFAS 123. Under APB 25, compensation expense is calculated at the time of option grant based upon the difference between the exercise price of the option and the fair market value of the Company's common stock at the date of grant recognized over the vesting period.

Business Segments

Pursuant to SFAS No. 131, "Disclosure About Segments of a Business Enterprise and Related Information", the Company is required to report segment information. As the Company only operates in one business segment, no additional reporting is required.


Comprehensive Income (Loss)

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components in financial statements. The adoption of SFAS No. 130 had no impact on the Company's net income (loss) or stockholders' equity. There are no other components of comprehensive income (loss) other than the Company's net income (loss) for the years ended July 3, 1999, June 30, 1998 and 1997.


Reclassifications

Certain amounts in prior years have been reclassified to conform to the current year presentation.

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

Impact of Recently Issued Accounting Standards

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The Company plans to adopt SFAS No. 133 in the Fiscal Year 2000.

Management believes that the impact of SFAS No. 133 will not be significant to the Company.


NOTE 2 -- ACCOUNTS RECEIVABLE:

Accounts receivable consist of the following:

                                                      July 3,        June 30,
                                                       1999            1998
                                                    -----------     -----------
Trade accounts receivable                           $18,672,034     $20,524,657
Less: Allowances for doubtful accounts, discounts
and allowances                                         (399,705)       (563,123)
                                                    -----------     -----------
                                                    $18,272,329     $19,961,534
                                                    ===========     ===========

The Company's accounts receivable are primarily due from manufacturers, mass merchandisers and other retailers. Approximately 70% of the accounts receivable balance at July 3, 1999 was due from two customers. Approximately 36.8% of the accounts receivable balance at June 30, 1998 was due from one customer.

NOTE 3 -- PLANT AND EQUIPMENT:

Plant and equipment consist of the following:
                                                         July 3,      June 30,
                                                          1999          1998
                                                      -----------   -----------
Building and building under capital lease             $ 7,451,114   $ 6,061,376

Equipment and equipment under capital lease            21,647,213    18,979,857

Office furniture and equipment                          6,164,743     4,471,283

Automobiles                                               256,623       237,467

Leasehold improvements                                  1,854,971     1,072,622
                                                      -----------   -----------
                                                       37,374,664    30,822,605

Less: Accumulated depreciation and amortization       (18,503,364)  (14,892,119)
                                                      -----------   -----------
                                                      $18,871,300   $15,930,486
                                                     ===========    ===========


NOTE 4 -- SHORT-TERM DEBT:

Short term debt is comprised of the following:           July 3,      June 30,
                                                          1999          1998
                                                     -----------    -----------
Non-notification factoring with recourse facility    $ 6,584,901    $ 7,396,012


U.S. credit facility
                                                              --        687,000

Hong Kong credit facility                              1,504,000      2,128,000

Canadian working capital facility                             --        611,000
                                                     -----------    -----------
                                                     $ 8,088,901    $10,822,012
                                                     ===========    ===========

Non-Notification Factoring Facility with Recourse Facility

During the last quarter of Fiscal 1998, Concord HK consummated a $10,000,000 Non-Notification Factoring with Recourse Facility (the "Factoring Facility") that is guaranteed by the Company. The Factoring Facility is secured by certain accounts receivables of the Company's Hong Kong operations and bears interest at 1.5% above the prime lending rate. During the last quarter of Fiscal 1999, $2,000,000 of the factoring facility was converted into two $1,000,000 equipment leasing facilities with terms of three and four years each. Availability under the factoring facility is subject to advance formulas based on eligible accounts receivable with no minimum borrowings. At July 3, 1999, approximately $6,585,000, and $1,050,000 was outstanding and classified as short-term debt and capital lease obligations, respectively. Availability under the factoring facility amounted to $1,415,000 and $2,604,000 at July 3, 1999 and June 30, 1998, respectively,

U.S. Credit Facility

The Company had a $4,500,000 credit facility (the "U.S. Credit Facility") which expired on May 31, 1999, was secured by accounts receivable, inventory and other related assets of the Company's United States operations and bore interest at 1.5% above prime lending rate, which was 8.5% at June 30, 1998. Availability was subject to advance formulas based on eligible inventory and accounts receivable with interest calculated on borrowing of $1,500,000. At June 30, 1998, approximately $687,000 was outstanding and classified as short-term debt under the U.S. Credit Facility. On May 31, 1999, all borrowings under the U.S. Credit Facility were repaid by the Company.


Hong Kong Credit Facility

Concord HK had a credit facility (the "HK Facility") that provided Concord HK with up to $6,900,000 of financing as follows: letters of credit and standby letters of credit of up to $2,825,000, overdraft and packing loans of up to $3,600,000 and an installment loan of $475,000. The installment loan was utilized in part to repay the outstanding mortgage obligation on the Hong Kong office property . As of June 30, 1998, approximately $3,480,000 was utilized and approximately $2,945,000 was available under the HK Facility. Approximately $2,128,000 of the total $3,480,000 utilized was in the form of trade finance, including but not limited to import letters of credit. The HK Facility, which is payable on demand, bears interest at 2% above prime lending rate for letters of credit and 2.25% above prime lending rate for overdraft and packing loans. At June 30, 1998, the prime lending rate was 10%. In connection with the HK Facility, Concord HK has placed a $1,252,000 time deposit with the lender which is included in prepaid and other current assets at June 30, 1998 and such deposit is pledged as collateral for the HK Facility. In addition, all amounts outstanding under the HK Facility are guaranteed by Concord.

In April 1999, Concord HK paid off the HK Facility and entered into a new facility with another lender that provides Concord HK with up to $2,700,000 of financing as follows: letters of credit of up to $1,800,000, and packing loans of up to $900,000. As of July 3, 1999, approximately $1,504,000 was utilized under the facility. The facility, which is payable on demand, bears interest at 2% above the prime lending rate, which was 8.5% at July 3, 1999. The Company guarantees all amounts outstanding under the facility.

Canadian Working Capital Facility

On November 25, 1996, the Company obtained a $1,090,000 working capital facility (the "Canadian Facility") with a Canadian bank which is secured by accounts receivable, inventory and other related assets of the Company's Canadian operations and bears interest at 1% above the Canadian prime lending rate, which was 5.5% at June 30, 1998. Availability under the Canadian Facility is subject to advance formulas based on eligible accounts receivable and seasonable inventory eligibility with no minimum borrowings and is subject to monthly covenant requirements. At June 30, 1998, approximately $611,000 was outstanding and classified as short-term debt. Concord Canada did not meet the effective net worth covenant at June 30, 1998 as required under the Canadian Facility. On May 31, 1999, all borrowings under the Canadian Facility were repaid by the Company.

The weighted average interest rate on the Company's short-term borrowings was approximately 11.7% and 11.2% at July 3, 1999 and June 30, 1998, respectively.



NOTE 5 -- LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                                        July 3,           June 30,
                                                                                         1999               1998
                                                                                      -----------        ----------
Senior Notes - $15,000,000 @ 11% interest dated July 30, 1998 due 2005                $14,850,000        $       --
Mortgage payable through July 9, 1999, monthly payments of interest only at 12.986%. Facility is secured by Company owned manufacturing
facilities in Boan County, Shenzhen Municipal, PRC                                      2,100,000         2,100,000
Mortgage payable through October 2005, monthly principal and interest (at 10.75%
per annum) payments of $6,658. Outstanding balance is guaranteed by Concord                    --           396,460
                                                                                      -----------        ----------
                                                                                       16,950,000         2,496,460

Current portion of long-term debt                                                      (2,100,000)          (35,676)
                                                                                      -----------        ----------
Long-term debt                                                                        $14,850,000        $2,460,784
                                                                                      ===========        ==========



Senior Notes Payable

On July 30, 1998, the Company consummated a private placement of $15 million of unsecured senior notes ("Senior Notes"). The notes bear interest at 11%, and the maturity date is July 15, 2005. Interest payments are due quarterly. At July 3, 1999, $14,850,000 was outstanding, net of original issue discount and classified as long-term debt.

Upon a Change of Control as defined in the Senior Notes, the Company would be required to offer to repurchase the notes at a purchase price equal to 101% of the aggregate principal amount plus accrued and unpaid interest thereon.

In addition, on or prior to July 16, 2000, the Company could redeem, at its option, up to 35% of the aggregate principal amount of the Senior Notes with the net proceeds of one or more Equity Offerings, as defined, at a redemption price equal to 107% of the principal amount thereof plus accrued and unpaid interest, provided that such redemption occurs within 60 days of the closing of any such Equity Offerings.

The Senior Notes contain certain financial and operational covenants and customary events of default, including, among others, payment defaults and default in the performance of other covenants, breach of representations or warranties, cross-default to other indebtedness, certain bankruptcy or ERISA defaults, the entry of certain judgment against the Company or any subsidiary, and any security interest or guarantees that cease to be in effect.

NOTE 6 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and short-term debt approximate fair value because of their short duration to maturity.

The carrying amounts of long-term debt approximate the fair value of the Company's long-term debt at July 3, 1999. The fair value of long-term debt is estimated based on the quoted market prices for the same issues or on current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of long-term debt and the bank borrowings under the various credit facilities approximated its carrying value. Because judgment is required in interpreting market data to develop estimates of fair value, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies may be material to the estimated fair value amounts.


NOTE 7 -- COMMON STOCK:

The Company's Incentive Plan permits the Compensation Committee of the Company's Board of Directors to grant a variety of common stock awards and provides for a formula plan for annual grants to non-employee directors. The maximum number of shares of common stock available for awards under the Incentive Plan is 3,000,000. Upon the adoption of the Incentive Plan, the Company's 1988 Stock Option Plan was terminated except with respect to any unexercised options outstanding thereunder.

Stock option activity is as follows:
                                  Number of Shares     Option price per share
                                  ----------------     ----------------------
Outstanding June 30, 1996                1,568,350              $2.13 - $9.00

Canceled                                (1,181,900)             $1.81 - $8.31

Granted                                    986,000              $1.75 - $3.00
                                         ---------              -------------
Outstanding June 30, 1997                1,372,450              $1.75 - $9.00

Canceled                                   (96,550)             $2.69 - $9.00

Granted                                    220,513              $1.90 - $5.00

Exercised                                 (247,925)             $1.81 - $3.81
                                         ---------              -------------
Outstanding June 30, 1998                1,248,488              $1.75 - $9.00

Canceled                                      (500)                     $3.00

Granted                                     78,500              $3.25 - $6.13

Exercised                                 (151,340)             $1.75 - $4.00
                                         ---------              -------------
Outstanding July 3, 1999                 1,175,148              $1.75 - $6.13
                                         =========              =============

At July 3, 1999, 997,187 shares are available for future grants.

For financial reporting purposes, 444,000 shares of Common Stock, which were issued in exchange for notes of $2,386,500 pursuant to the Company's Senior Management Common Stock Purchase Award Provisions forming a part of the Company's Incentive Plan, have been treated as outstanding since August 23, 1995 the date upon which commitments for the purchase of such shares were made by the purchasers. Definitive agreements and the related notes for such purchases were executed on November 7, 1995, when the shares were issued. The purchase price was paid by a loan from the Company to the participating senior executives and evidenced by a full recourse promissory note secured by the common stock purchased by the obligors. The notes mature five years from the date of purchase and bear interest at 6%. Interest on this Note is payable in cash, except that so long as Obligor remains an employee of the Company or any subsidiary thereof or performs consulting activities for any thereof, Obligor may (i) apply the shares of the Company's Common Stock pledged to the Company as provided below in payment of interest by delivering to the Company a letter in form and substance reasonably satisfactory to the Company instructing it to apply the requisite number of such shares to the payment of such interest (whereupon the number of shares required for such payment shall be canceled), it being understood that for this purpose such shares shall be valued at the Fair Market Value (as defined below) thereof on the date on which such letter is so delivered to the Company, or (ii) deliver, as payment of interest, a secured promissory note dated the date of payment of interest in the principal amount of such interest payment and having substantially the same terms as this Note. Interest on this note may also be payable in any combination of cash, shares of the Company's Common Stock or a secured promissory note, all on the terms described in the preceding paragraph. Each senior management purchaser was granted a restricted stock award covering a number of shares equal to the number of shares purchased by such purchase. The restricted stock was to be issued based upon attainment of increase in shareholder value in accordance with the Incentive Plan. Pursuant to Amendments to each of the Purchase Agreements, dated February 28, 1997 (the "Amendments"), the Company was relieved of its obligation to issue any Restricted Shares. Instead, each participant received, as of December 22, 1996, options to purchase that number of shares of Common Stock (the "Option Shares") equal to the number of Purchased Shares purchased by such participant. The options vested as to 20% of the Option Shares covered thereby as of December 22, 1996 and the balance of the shares covered thereby began vesting December 31, 1996 in equal monthly installments over a four-year period during the term of employment or consultancy. The unvested portion became vested on August 19, 1998 when the average closing price of the Common Stock was at least $5.00 for 90 consecutive trading days. In April 1999, the Board of Directors of the Company approved a conditional release program (the "Release Program") whereby the Company agreed to forgive the indebtedness of the senior management holders of the Purchased Shares, of a total principal sum of $2,376,750 of indebtedness, together with interest, owing by the Releasees under the Notes. Under the Release Program, the Company agreed to forgive a certain portion of the total indebtedness of each Releasee under their respective Notes on each of May 1, 1999, and January 1 of 2000, 2001, 2002 and 2003. Concurrently with the forgiveness of each portion of indebtedness, the Company agreed to release a proportionate number of the Purchased Shares held by the Company as security for the indebtedness. The forgiveness of the indebtedness is conditioned upon each Releasee's continued employment with the Company. If the Releasee ceases to be an employee of the Company at any time prior to the full forgiveness of that Releasee's indebtedness, then all of the remaining indebtedness owing by that Releasee that has not yet been forgiven will be due and payable in accordance with the terms of that Releasee's Note.

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

As of July 3, 1999, a total of 2,760,835 shares of Common Stock have been reserved for issuance. At the Board of Directors meeting of August 23, 1995, a Management Incentive Compensation Program was approved for the 1995 Fiscal Year and for subsequent periods. The Plan was enacted in order to foster increased efforts by senior executives on behalf of the Company by giving them a direct financial interest in the Company's performance and to encourage key employees to remain with the Company as well as to provide an incentive in the recruitment of senior management. The incentive pool is to be earned if the Company achieves certain return on equity goals. The goals are reviewable each year by the Board and may be amended. If the goals are achieved, an Inventive Fund is to be established of up to 10% of earnings after taxes and any unawarded portion of an Incentive Fund from previous years. Included in General and Administrative expenses in Fiscal 1999 is an accrual of $911,254 allocated to the Incentive Fund for Fiscal 1999 incentive compensation payments. An accrual of $703,526 was made in Fiscal 1998; no accrual was made in Fiscal 1997.

The Company accounts for its stock option plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. On October 22, 1998, the Board of Directors approved the extension of the expiration date of certain option grants to non-employee directors to January 31, 2004. Compensation expense recognized by the Company related to this modification amounted to $182,767 for the year ended July 3, 1999.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock Issued to Employees", and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for the three years ended July 3, 1999:

         Expected dividend yield 0% for all three periods. Expected life of the options within a range of 5 to 7.5 years. Risk free interest rates within a range of 4.6% to 6.2% and a volatility factor of the Company's common stock of .716, .747 and .612 for Fiscal 1999, 1998 and 1997, respectively.

         The Black-Scholes option valuation model was developed for us in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the management's option, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The Company has determined the weighted average fair value per share of options granted during Fiscal 1999, 1998 and 1997 to be $3.10, $3.80 and $1.39,
         respectively.

For the purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options vesting period. The Company's pro forma information is as follows:


                                                  1999           1998          1997
                                               ----------     ----------   -----------
Pro forma net income (loss)                    $7,328,297     $5,593,640   ($1,224,154)
                                               ==========     ==========   ===========
Pro forma basic net income (loss) per share          $.67           $.51         ($.11)
                                               ==========     ==========   ===========
Pro forma diluted net income per share               $.63           $.48         ($.11)
                                               ==========     ==========   ===========


NOTE 8 -- INCOME TAXES:

For financial reporting purposes, pre-tax income (loss) consists of the following:

                                                  July 3,        June 30,      June 30,
                                                   1999            1998          1997
                                                  -------         ------        ------
                                                                (in 000's)
United States                                     $(1,470)        $1,401          $532
Foreign                                            10,072          5,116        (1,248)
                                                  -------         ------        ------
                                                  $ 8,602         $6,517        $ (716)
                                                  =======         ======        ======

The provision for income taxes, principally related to foreign operations, is comprised of the following:

                                                  July 3,       June 30,       June 30,
                                                   1999           1998          1997
                                                 --------       --------      --------
Current                                          $733,656       $386,871     ($ 12,479)
Deferred                                          159,531        116,677       129,603
                                                 --------       --------      --------
                                                 $893,187       $503,548      $117,124
                                                 ========       ========      ========

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of July 3, 1999 are as follows:

Deferred Tax Liabilities:

                                                   Domestic
                                                   Federal             State            Foreign           Total
                                                  ---------           -------           -------         ---------
Difference between book and tax
basis of property                                $       --          $     --         $ 820,302        $  820,302

Other deferred liabilities                               --                --            28,398            28,398
                                                 ----------          --------         ---------        ----------
Total deferred liabilities                       $       --          $     --         $ 848,700        $  848,700


Deferred Tax Assets:

Operating loss carryforwards                     $3,699,694          $ 74,124         $      --        $3,773,818

Reserves not currently deductible                   147,715            25,807                --           173,522

Difference between book and tax
basis of foreign subsidiaries                       979,096            32,085                --         1,011,181

Depreciation                                        143,096            15,055                --           158,151

Compensation accruals                               448,089            78,284                --           526,372

Foreign taxes                                        (1,475)             (258)               --            (1,733)

Difference between book and tax
basis of property                                    95,092            16,613                --           111,705

Tax credits                                          45,369                --                --            45,369

Contributions Carryover                              28,376             6,467                --            34,843

Other deferred tax assets                           162,525            28,394                --           190,919
                                                 ----------          --------         ---------        ----------
Total deferred tax assets                         5,747,577           276,571                 -         6,024,148

Valuation allowance                              (5,747,577)         (276,571)                -        (6,024,148)
                                                 ----------          --------         ---------        ----------
Net deferred tax liability                       $       --          $     --         $ 848,700        $  848,700
                                                 ==========          ========         =========        ==========

The tax effects of significant items comprising the Company's net deferred tax liability as of June 30, 1998 are as follows:


                                                                Domestic           Foreign            Total
                                                               ----------          --------         ----------
Difference between book and tax basis of property              $       --          $661,607         $  661,607

Other deferred liabilities                                             --            27,562             27,562
                                                               ----------          --------         ----------
Total deferred tax liabilities                                 $       --          $689,169         $  689,169
                                                               ==========          ========         ==========
Deferred Tax Assets:

Operating loss carryforwards                                   $4,763,345                --         $4,763,345

Reserves not currently deductible                                 312,407                --            312,407

Difference between book and tax basis for foreign                 345,436                --            345,436
subsidiaries

Difference between book and tax basis of property                 117,222                --            117,222

Tax credits                                                        45,369                --             45,369

Contributions carryover                                            33,907                --             33,907

Other deferred tax assets                                         129,068                --            129,068
                                                               ----------          --------         ----------
Total deferred tax assets                                       5,746,754                --          5,746,754

Valuation allowance                                            (5,746,754)               --         (5,746,754)
                                                               ----------          --------         ----------
Total deferred tax assets after valuation allowance            $       --          $     --         $       --
                                                               ----------          --------         ----------
Net deferred tax liability                                     $       --          $689,169         $  689,169
                                                               ==========          ========         ==========

In May 1992, the Hong Kong Inland Revenue Department notified Concord HK that its annual tax rate commencing July 1, 1992 will be 8.75%. The Company currently does not pay taxes or import/export duties in the PRC, but there can be no assurance that the Company will not be required to pay such taxes or duties in the future. Hong Kong is taxed separately from the PRC.

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

The Company does not provide U.S. federal income taxes on undistributed earnings of its foreign subsidiaries as it intends to permanently reinvest such earnings. Undistributed earnings of its foreign subsidiaries approximated $27.4 million as of July 3, 1999. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings. Upon eventual remittance, no withholding taxes will be payable. As of July 3, 1999, Concord had net operating loss carryforwards for U.S. tax purposes of approximately $12,262,000, which expire as follows: $5,700,000 in 2008, $2,770,000 in 2009,
$3,481,000 in 2010, and $311,000 in 2011. Losses for state tax purposes began to expire in 1997.

The realization of the deferred tax assets relate directly to the Company's ability to generate taxable income for U.S. federal and state tax purposes. Management is not able to conclude that realization of these deferred tax assets is more likely than not as a result of the Company's earnings history. Reductions to the valuation allowance will be recorded when, in the opinion of management, the Company's ability to generate taxable income is more certain.

A reconciliation of income tax expense computed at the statutory U.S. federal rate to the actual provision for income taxes is as follows:

                                                                           July 3,        June 30,        June 30,
                                                                            1999            1998            1997
                                                                         ----------      ----------      ---------
Computed tax (benefits) at statutory U.S. federal tax rates              $2,614,886      $2,215,776      ($243,283)

Utilization of operating loss carryforward                                       --        (476,180)      (217,592)

Earnings of foreign subsidiaries subject to a different tax rate         (2,894,376)     (1,754,284)      (306,705)

Refund of prior years' income taxes paid by foreign subsidiary                   --         (58,733)            --

U.S. federal minimum tax                                                         --          68,798             --

Losses producing no current tax benefit                                   1,059,900         554,473        834,171
State income tax, net of federal benefit                                     30,000              --             --

Other                                                                        82,777         (46,302)        50,532
                                                                         ----------      ----------      ---------
                                                                         $  893,187      $  503,548      $ 117,123
                                                                         ==========      ==========      =========

NOTE 9 -- PRODUCT DEVELOPMENT:

The Company's products are created, designed and engineered principally by its own engineers in Hong Kong. The Company expended approximately $4,815,000, $3,963,000, and $3,130,000 during the years ended July 3, 1999, June 30, 1998 and 1997, respectively, for product design and development associated mostly with the new Advanced Photo System single-use and traditional cameras, single-use instant and instant manual cameras, as well as new 35mm single-use cameras.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES:

United States Offices and Warehouses

The Company's principal offices are located in a 10,100 square foot facility, including a 2,900 square foot design center at 4000 Hollywood Blvd., Hollywood, Florida. The Company's domestic warehouse is located in a 13,700 square foot facility in Fort Lauderdale, Florida. The Company's leases for these facilities provide for rent of approximately $13,300 and $6,900 per month, respectively, with annual increases of 4% and 3% respectively, and expire January 4, 2009.

Hong Kong

The Company owns one floor and leases four floors constituting approximately 33,000 square feet of warehouse and business space at Fortei Building, 98 Texaco Road, Tsuen Wan, New Territories, Hong Kong at a cost of approximately $22,300 per month including rent and maintenance.

PRC-Operations

Cameras and components are manufactured and assembled at the Company-owned manufacturing facilities located in Baoan County, Shenzhen Municipal, PRC (the "Company Facility"). The Company leases three employee dormitories and a canteen (the "Dormitories") at a cost of approximately $21,800 per month. The aggregate square footage of the Company Facility and the Dormitories is in excess of 600,000 square feet.

In Fiscal 1996, the Company completed construction of an additional factory building and in Fiscal 1997 completed the conversion of a Company-owned dormitory to office, administrative space, engineering facilities, factory space for pilot runs and living quarters for foreign employees on the same plot of land as the current Company facility (the "Addition") to accommodate increased production and to facilitate the consolidation of the leased facilities into the Company Facility. The Company also completed certain improvements to the new leased dormitory in Fiscal 1996. Additionally, in 1999 the Company has expanded the aggregate size of the PRC manufacturing and related dormitory facilities. In connection with these construction activities in China, the Company incurred costs of approximately $4,092,000. Such cost will be amortized over the expected useful life of the Addition. If production requirements continue to increase, the Company may be required to provide for an additional dormitory.

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

The following is a summary of assets under capitalized leases:

                                                                                   July 3,                June 30,
                                                                                    1999                    1998
                                                                                 -----------             ----------
Assets under capitalized leases                                                  $11,619,227             $7,137,845

Less: accumulated amortization                                                    (5,248,246)            (4,150,077)
                                                                                 -----------             ----------
                                                                                 $ 6,370,981             $2,987,768
                                                                                 ===========             ==========

Future minimum rental payments are as follows:

                                                                            Operating Leases      Capital Leases
Fiscal Year:
2000                                                                              $1,435,491            $2,433,558
2001                                                                                 879,947             1,670,263
2002                                                                                 677,797             1,044,482
2003                                                                                 495,480               144,157
2004                                                                                 442,206                    --
Thereafter                                                                         2,054,994                    --
                                                                                  ----------            ----------
Total minimum payments                                                            $5,985,915             5,292,460
                                                                                  ----------
Less: amount representing interest                                                                        (594,447)
                                                                                                        ----------
Present value of net minimum lease payments                                                             $4,698,013
                                                                                                        ==========


The effective interest rates on capital leases range from approximately 12% to 14%. Rental expense for operating leases of approximately $1,336,000, $998,000 and $986,000 was incurred for years ended July 3, 1999, and June 30, 1998 and 1997, respectively.

The Company has an employment agreement with its Chief Executive Officer. The agreement is for a period of four years and provides for the term of employment to be automatically extended for one additional day for each day of the term of employment that elapses. Under the terms of such employment arrangements, the Company is committed to pay an annual salary of approximately $574,000 for the fiscal years ending July 1, 2000 and June 30, 2001. The agreement also provides for other incentives which are based on the operating performance of the Company.

The Company has License and Royalty Agreements which require the payment of royalties based on the manufacture and/or sale of certain products which expire at various dates through Fiscal 2008.


NOTE 11 -- LITIGATION AND SETTLEMENTS

Jack C. Benun. On November 18, 1994, the Company filed a demand for arbitration in New Jersey for money damages in excess of $1.5 million against Jack C. Benun ("Benun"), its former chief executive officer who was discharged for cause in Fiscal 1995. This action was taken due to Benun's failure to fully compensate the Company for damages it sustained as a result of Benun's breaching his employment obligations, his fiduciary obligations and perpetrating frauds upon the Company including the misappropriation of funds from the Company. Benun has submitted a counterclaim in which he alleges wrongful termination of his employment and denial of benefits by the Company. The Company is vigorously pursuing its action as well as defending the counterclaim. On August 24, 1999, the arbitrator upheld the propriety of Concord's termination for cause of Benun. The arbitrator found that Benun perpetrated a fraud on the Company by diverting and embezzling company monies. The Company will now pursue its further damage claims against Benun related to the fraud and embezzlement.

Fuji. On December 30, 1997, the Company commenced in the United States District Court of the Southern District of New York (the "Court") an action against Fuji seeking to enforce the terms of a Settlement Agreement between the Company and Fuji (the "Settlement Agreement") and to restrain Fuji from terminating the Settlement Agreement. Under the terms of the Settlement Agreement, the Company has been granted a worldwide (subject to certain geographic limitations), non-exclusive license to use certain Fuji technology in connection with the manufacture and sale of single-use cameras. On January 9, 1998, the Court granted the Company's request for an order restraining Fuji from terminating the Settlement Agreement. Pending a final judicial determination of the dispute, the restraining order will continue in effect as long as the Company refrains from making any further shipments pursuant to the purchase order which gave rise to the dispute. The parties are presently engaged in the conception of discovery and motion practice.

Kubbany. The Company and its subsidiary have been sued in Panama before the First Tribunal of Labor of the City of Colon, alleging breach of various employment-related obligations of Joseph Kubbany, a former executive of Concord Camera (Panama), Inc. A counterclaim against Kubbany has been filed on behalf of Concord Camera (Panama), Inc. alleging a breach of his employment obligations by taking unauthorized travel advances. Evidentiary hearing dates have been concluded. Certain additional submissions and document review are taking place. Under Panamanian law, certain claims of the employer exceeding the forgoing amounts were not appropriate for presentation in the Employment Tribunal; therefore, the Company has filed a civil action against Joseph Kubbany alleging various breaches of his obligations as the Manger for Concord. (Panama), Inc. and for losses incurred because of excess inventory and the sale of film and for restitution of the costs of airplane tickets for his wife paid with Company funds. The Company has named as a party to the litigation, Dynamic World Trading, inc. This case is on going.

The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company's management, the resolution of such matters, including those described above, will not have a material effect on its financial position or results of operations.

NOTE 12 - GEOGRAPHIC AREA INFORMATION:

Set forth below is a summary of selected financial information regarding the Company's geographic operations (in 000's):

                                                        Year Ended
                                          July 3,        June 30,       June 30,
                                           1999            1998           1997
                                        --------        --------        -------
Sales made to unaffiliated customers:

United States                             $4,739          $4,923         $6,245

Canada                                     3,528           3,957          4,746

Central America                              122             575            639

Hong Kong/People's Republic of China     100,856          85,896         46,249

Federal Republic of Germany                1,240             948          1,915

United Kingdom                             3,977           3,923          3,764

France                                     3,485           2,441          2,189
                                        --------        --------        -------
                                        $117,947        $102,663        $65,747
                                        ========        ========        =======

Sales to unaffiliated customers exclude intercompany sales (in 000's) of approximately $12,474, $11,548 and $12,877 for Fiscal Years 1999, 1998 and 1997, respectively. The basis of accounting for intercompany sales is cost plus a manufacturing profit.

                                                      Year Ended
                                       July 3,          June 30,        June 30,
                                        1999             1998             1997
                                       ------           ------           ------
Income (loss) before income taxes:

United States                          $ (244)          $2,005           $  740

Canada                                    228             (540)            (208)

Central America                           (16)             (64)            (403)

Hong Kong/People's Republic of China    4,722            6,747            1,205

Federal Republic of Germany              (113)            (777)            (785)

United Kingdom                            (29)            (817)          (1,083)

France                                     (3)             (37)            (182)
                                       ------           ------           ------
                                       $4,545           $6,517           ($ 716)
                                       ======           ======           ======

                                       July 3,         June 30,         June 30,
                                         1999            1998             1997
                                       -------          -------         -------
Identifiable assets:

United States                          $23,831          $10,056         $ 6,209

Canada                                     909            1,608           1,357

Central America                            240              254             280

Hong Kong/People's Republic of China    66,351           54,810          39,210

Federal Republic of Germany                577              720           1,537

United Kingdom                           2,482            3,373           3,245

France                                   2,130            1,261           1,250
                                       -------          -------         -------
                                       $96,520          $72,082         $53,088
                                       =======          =======         =======

NOTE 13 -- RELATED PARTY TRANSACTIONS:

During the first quarter of Fiscal 1995, the Company entered into an agreement with a member of the Board to provide sales and marketing consulting services. Selling expenses include $49,000, $56,000 and $48,000 for such consulting services and related expenses during the fiscal years ended July 3, 1999 and June 30, 1998 and 1997, respectively.


NOTE 14 -- OTHER (INCOME) EXPENSES -- NET:

                                     July 3,          June 30,         June 30,
                                      1999              1998             1997
                                   ----------         --------         --------
Other interest (income)           ($1,099,000)       ($433,000)       ($403,000)

Other expense, net                     69,000          151,000           55,000

Directors' fees                       157,000          136,000          133,000

Foreign exchange (gain) loss, net     432,000         (371,000)          92,000
                                   ----------         --------         --------
                                    ($441,000)       ($517,000)       ($123,000)
                                   ==========         ========         ========

                                                                     Schedule II

                              CONCORD CAMERA CORP.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

      Column A              Column B                  Column C                  Column D             Column E
                                                      Additions
                                              Charged to      Charged to
                           Balance at         costs and         other                              Balance at end of
     Description       beginning of period     expenses        accounts          Deductions            period
     -----------       -------------------    ----------      ----------         ----------        -----------------

Reserve for doubtful accounts, discounts and allowances

Fiscal Year:

        1997               $1,393,585        $2,868,438             --           $3,259,550           $1,002,473

        1998                1,002,473         3,095,265             --            3,534,615              563,123

        1999                  563,123         2,760,957             --            2,924,375              399,705

Inventory reserves and provisions

Fiscal Year:

        1997                3,232,105           644,192             --            2,103,522            1,772,775

        1998                1,772,775           583,888             --              701,688            1,654,975

        1999                1,654,975         1,444,551             --            1,724,150            1,375,376

                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CONCORD CAMERA CORP.

                                    By:      /s/ Ira B. Lampert
                                             -----------------------------------
                                    Name:    Ira B. Lampert
                                    Title:   Chairman, Chief Executive Officer
                                             and Director

                                    By:      /s/ Harlan I. Press
                                             -----------------------------------
                                    Name:    Harlan I. Press
                                    Title:   Corporate Controller and
                                             Assistant Secretary

                                    By:      /s/ Eli Arenberg
                                             -----------------------------------
                                    Name:    Eli Arenberg
                                    Title:   Director

                                    By:      /s/ Joel L. Gold
                                             -----------------------------------
                                    Name:    Joel L. Gold
                                    Title:   Director

                                    By:      /s/ Morris H. Gindi
                                             -----------------------------------
                                    Name:    Morris H. Gindi
                                    Title:   Director

                                    By:      /s/ J. David Hakman
                                             -----------------------------------
                                    Name:    J. David Hakman
                                    Title:   Director

                                    By:      /s/ Kent M. Klineman
                                             -----------------------------------
                                    Name:    Kent M. Klineman
                                    Title:   Director