Form 10-Q
period 1999-10-02
CONCORD CAMERA CORP
filed 1999-11-16
CIK 831861

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




       For Quarter Ended October 2, 1999 - Commission file Number 0-17038
                         ---------------

                              Concord Camera Corp.
              -----------------------------------------------------
             (Exact names of registrant as specified in its charter)


            New Jersey                                         13-3152196
  ----------------------------                             -------------------
  (State or other Jurisdiction                              (I.R.S. Employer
        of Incorporation)                                  Identification No.)


            4000 Hollywood Blvd. Suite 650N, Hollywood, Florida 33021
            ---------------------------------------------------------
               (Address of principal executive office) (Zip code)


                                  954/331-4200
              -----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X  No
                                     ---   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, no par value -- 11,686,117 shares as of October 27, 1999
                         ------------------------------

                                  Page 1 of 12
                           (Exhibit Index on Page 11)

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

Concord Camera Corp.
Condensed Consolidated Balance Sheets

                                                                                         (Unaudited)              (Note)
                                                                                       October 2, 1999         July 3, 1999
                                                                                       ---------------         ------------
Assets
Current Assets:
    Cash and cash equivalents                                                             $33,984,199            $30,706,761
    Accounts receivable, net                                                               19,297,523             18,272,329
    Inventories, net                                                                       22,268,414             20,620,556
    Prepaid expenses and other current assets                                               2,898,643              2,404,400
                                                                                         ------------            -----------
Total current assets                                                                       78,448,679             72,004,046
Plant and equipment, net                                                                   19,827,865             18,871,300
Goodwill, net                                                                                 279,109                291,764
Other assets                                                                                5,094,906              5,480,342
                                                                                         ------------            -----------
Total assets                                                                             $103,650,559            $96,647,452
                                                                                         ============            ===========
Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                                                      $19,383,247            $16,224,538
    Accrued expenses                                                                        7,555,524              4,985,789
    Short term debt                                                                         8,209,281              8,088,901
    Current portion of long-term debt                                                               -              2,100,000
    Current portion of obligations under capital leases                                     1,934,585              2,073,492
    Income taxes payable                                                                    1,275,549                896,142
    Other current liabilities                                                                 259,751                188,058
                                                                                         ------------            -----------
Total current liabilities                                                                  38,617,937             34,556,920

Deferred income taxes                                                                         792,358                792,358
Long-term debt, net of current portion                                                     14,850,000             14,850,000
Obligations under capital leases, net of current portion                                    2,248,442              2,623,080
Other long-term liabilities                                                                 1,041,693              1,129,569
                                                                                         ------------            -----------
Total liabilities                                                                          57,550,430             53,951,927
                                                                                         ------------            -----------
Commitment and contingencies

Stockholders' equity:
    Common stock, no par value, 40,000,000 authorized; 11,686,117 and
    11,629,592 issued as of October 2, 1999 and July 3, 1999, respectively                 41,168,585             41,117,335
    Paid in capital                                                                         1,033,553              1,033,553
    Retained earnings                                                                       9,982,317              6,086,691
    Notes receivable arising from common stock purchase agreements                        (1,947,188)            (2,163,542)
                                                                                         ------------            -----------
                                                                                           50,237,267             46,074,037

    Less: treasury stock, at cost; 771,263 and 675,863 shares as of October 2,
    1999 and July 3, 1999, respectively                                                   (4,137,138)            (3,378,512)
                                                                                         ------------            -----------
Total stockholders' equity                                                                 46,100,129            42,6925,525
                                                                                         ------------            -----------

Total liabilities and stockholders' equity                                               $103,650,559            $96,647,452
                                                                                         ============            ===========

See accompanying notes to condensed consolidated financial statements.

Note: The balance sheet at July 3, 1999 has been derived from the audited financial statements at that date bur does not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements.

Concord Camera Corp.
Condensed Consolidated Income Statements

                                                                           (Unaudited)

                                                                    For the three months ended

                                                                  October 2, 1999       October 3, 1998
                                                                  ---------------       ---------------
Net sales                                                            $41,237,897          $31,023,827
Cost of products sold                                                 29,899,118           22,580,881
                                                                    ------------          -----------
Gross profit                                                          11,338,779            8,442,946
Selling expenses                                                       2,515,627            2,393,179
General and administrative expenses                                    3,804,843            2,471,095
Interest expense                                                         873,977              805,189
Other (income) expense, net                                            (128,294)               86,095
                                                                    ------------          -----------
Income before income taxes                                             4,272,626            2,687,338
Provision for income taxes                                               377,000              229,000
                                                                    ------------          -----------
Net Income                                                            $3,895,626           $2,458,388
                                                                    ------------          -----------
Basic earnings per share                                                   $0.36                $0.22
                                                                    ------------          -----------
Diluted earnings per share                                                 $0.33                $0.21
                                                                    ------------          -----------
Weighted average common shares outstanding - basic                    10,959,177           11,139,915
                                                                    ------------          -----------
Effect of dilutive securities: Employee stock options                    985,149              720,636
                                                                    ------------          -----------
Weighted average common shares outstanding - diluted                  11,944,326           11,860,551
                                                                    ============           ==========

See accompanying notes to condensed consolidated financial statements

Concord Camera Corp.
Condensed Consolidated Statements of Cash Flows

                                                                                                      (Unaudited)

                                                                                               For the three months ended

                                                                                            October 2, 1999     October 3, 1998
                                                                                            ---------------     ---------------
Cash flows from operating activities:

Net income                                                                                    $ 3,895,626         $ 2,458,389
                                                                                              -----------         -----------
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization                                                                   1,053,711             989,310
Amortization of deferred financing costs                                                           33,354              22,236
Officers notes forgiven on stock purchases                                                        251,066                   -
Interest income on notes receivable arising from common stock purchase agreements                 (34,712)            (36,092)
Change in assets and liabilities:
Accounts receivable                                                                            (1,025,194)          3,977,077
Inventories                                                                                    (1,647,758)         (2,049,942)
Prepaid expenses and other current assets                                                        (498,637)         (1,141,291)
Other assets                                                                                      237,528            (913,894)
Accounts payable                                                                                3,158,709             903,759
Accrued expenses                                                                                2,569,735           1,818,655
Income taxes payable                                                                              379,407             229,332
Other current liabilities                                                                          71,692             226,537
Other long-term liabilities                                                                       (87,876)                  -
                                                                                              -----------         -----------
Total adjustments                                                                               4,461,025           4,025,687
                                                                                              -----------         -----------
Net cash provided by operating activities                                                       8,356,651           6,484,076
                                                                                              -----------         -----------
Cash flows from investing activities:

Purchase of property, plant and equipment                                                      (1,878,672)         (1,977,749)
Purchase of treasury stock                                                                       (758,626)           (724,778)
                                                                                              -----------         -----------
Net cash used in investing activities                                                          (2,637,298)         (2,702,527)
                                                                                              -----------         -----------
Cash flows from financing activities:

Net borrowings (repayments) under short-term debt agreements                                      120,380          (1,758,327)
Net borrowings  of long-term debt                                                              (2,100.000)             (8,516)
Net proceeds from issuance of senior notes, net                                                         -          14,850,000
Net repayments under capital lease obligations                                                   (513,545)           (209,590)
                                                                                              -----------         -----------
Net proceeds from issuance of common stock                                                         51,250                   -
                                                                                              -----------         -----------
Net cash used in financing activities                                                          (2,441,915)        (12,873,567)
                                                                                              -----------         -----------
Net increase in cash                                                                          $ 3,277,438         $16,655,116

Cash at beginning of period                                                                    30,706,761           7,119,699
                                                                                              -----------         -----------
Cash at end of period                                                                         $33,984,199         $23,774,815
                                                                                              ===========         ===========

See accompanying notes to condensed consolidated financial statements. See Note 3 - Supplemental disclosure of cash flow information.

                              CONCORD CAMERA CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 October 2, 1999
                                   (unaudited)

Note 1 - General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 2, 1999 are not necessarily indicative of the results that may be expected for the year ended July 1, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended July 3, 1999.

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

Note 2 - Inventories

Inventories are comprised of the following:

                                              October 2, 1999     July 3, 1999
                                              ---------------     ------------

Raw materials and components                     $14,592,588      $ 15,605,934

Finished goods                                     9,342,913         6,389,998
                                                 -----------      ------------
Subtotal                                          23,935,501        21,995,932

Less: Reserve for inventory obsolescence          (1,667,187)       (1,375,376)
                                                 -----------      ------------
                                                 $22,268,414       $20,620,556
                                                 ===========       ===========

Note 3 - Supplemental Disclosures of Cash Flow Information:

                                                   For the three months ended

                                               October 2, 1999   October 3, 1998
                                               ---------------   ---------------

Cash paid for interest                           $   747,517       $   700,250
                                                 ===========       ===========
Cash paid for taxes                              $         -       $         -
                                                 ===========       ===========
                                       5

Note 4 -- Litigation and Settlements

Jack C. Benun. On November 18, 1994, the Company filed a demand for arbitration in New Jersey for money damages in excess of $1.5 million against Jack C. Benun ("Benun"), its former chief executive officer who was discharged for cause in Fiscal 1995. This action was taken due to Benun's failure to fully compensate the Company for damages it sustained as a result of Benun's breaching his employment obligations, his fiduciary obligations and perpetrating frauds upon the Company including the misappropriation of funds from the Company. Benun has submitted a counterclaim in which he alleges wrongful termination of his employment and denial of benefits by the Company. The Company is vigorously pursuing its action as well as defending the counterclaim. On August 24, 1999, the arbitrator upheld the propriety of Concord's termination for cause of Benun. The arbitrator found that Benun perpetrated frauds on the Company by diverting and embezzling company monies. The Company will now pursue its further damage claims against Benun related to the frauds and embezzlement.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The quarter ended October 2, 1999 compared to the quarter ended October 3, 1998.

         Total revenues for the quarters ended October 2, 1999 and October 3, 1998 were approximately $41,238,000 and $31,024,000, respectively, an increase of approximately $10,214,000 or 32.9%. The increase in revenues for the first quarter of the company's fiscal year ended July 1, 2000 ("Fiscal 2000") over the corresponding quarter of the company's fiscal year ended July 3, 1999 ("Fiscal 1999') resulted principally from increases in sales to original equipment manufacturer ("OEM") and retail distribution customers. OEM revenues for the quarter ended October 2, 1999 and October 3, 1998 were approximately $28,083,000 and $20,998,000, respectively, an increase of approximately $7,085,000 or 25.2%. Retail sales for the quarters ended October 2, 1999 and October 3, 1998 were approximately $13,155,000 and $10,026,000, respectively, an increase of approximately $3,129,000 or 31.2%.

         Sales by Concord Camera HK Limited ("Concord HK") for the quarters ended October 2, 1999 and October 3, 1998 were approximately $36,265,000 and $27,269,000, respectively, an increase of approximately $8,996,000 or 33.0%. The increase is due to the increases in sales to OEM and retail distribution customers. OEM revenues generated by Concord HK for the quarters ended October 2, 1999 and October 3, 1998 were approximately $28,083,000 and $20,998,000, respectively, an increase of approximately $7,085,000 or 25.2%. Retail sales generated by Concord HK for the quarters ended October 2, 1999 and October 3, 1998 were approximately $8,183,000 and $6,271,000, respectively, an increase of approximately $1,912,000 or 30.5%. The increases in OEM and retail sales are attributable to increased sales to preexisting OEM and retail customers together with sales to new OEM and Retail customers.

         Consolidated sales of the Company's operations in the United States, Latin America and Canada ("Concord Americas") for the quarters ended October 2, 1999 and October 3, 1998 were approximately $2,487,000 and $1,852,000, respectively, an increase of approximately $635,000 or 34.3%. In addition, certain Concord Americas customers increased merchandise purchases on a F.O.B. Hong Kong basis from Concord HK. During the quarters ended October 2, 1999 and October 3, 1998, Concord Americas customers purchased approximately $5,418,000 and $3,803,000, respectively, from Concord HK, an increase of approximately $1,615,000 or 42.5%. If this increase was added to the quarter ended October 2, 1999 Concord Americas sales, sales to Concord Americas customers would have increased by 39.8% over sales to such customers during the first quarter of Fiscal 1999.

         Consolidated sales of Concord Camera Europe, Concord Camera GmbH, and Concord Camera France ("Concord Camera Europe") for the quarters ended October 2, 1999 and October 3, 1998, were approximately $2,485,000 and $1,903,000, respectively, an increase of approximately $582,000 or 30.6%. In addition, certain Concord Europe customers increased merchandise purchases on a F.O.B. Hong Kong basis from Concord HK. During the quarters ended October 2, 1999 and October 3, 1998, European customers purchased approximately $2,765,000 and $2,440,000, respectively, from Concord HK, an increase of approximately $325,000 or 13.3%. If this increase was added to the sales for the quarter ended October 2, 1999, European sales to European customers would have increased by 20.9% over sales to such customers during the first quarter of Fiscal 1999.

Gross Profit

         Gross profit, expressed as a percentage of sales, increased to 27.5% for the quarter ended October 2, 1999 from 27.2% for the quarter ended October 3, 1998. This increase was primarily the result of more favorable absorption of manufacturing overhead and labor utilization resulting from increased sales and manufacturing volume and efficiencies. Product development costs were $1,182,000 for the quarter ended October 2, 1999 as compared to $1,244,000 for the quarter ended October 3, 1998, a decrease of approximately $60,000.

Expenses

         As a percentage of sales, operating expenses, consisting of selling, general and administrative and interest expense, decreased to 17.4% in the quarter ended October 2, 1999 from 18.3% in the quarter ended October 3, 1998. Operating expenses increased to $7,194,000 in the quarter ended October 2, 1999 from $5,669,000 in the quarter ended October 3, 1998, an increase of $1,525,000 or 26.9%.

         Selling expenses increased to $2,516,000 or 6.1% of net sales in the quarter ended October 2, 1999 from $2,393,000 or 7.7% of net sales in the quarter ended October 3, 1998. The increase was primarily attributable to increases in royalty expenses and promotional allowances net of the benefits from certain cost cutting activities.

         General and administrative expenses increased to $3,805,000 or 9.2% of net sales in the quarter ended October 2, 1999 from $2,471,000 or 8.0% of net sales in the quarter ended October 3, 1998.

         Interest expense increased to $873,000 or 2.1% of net sales for the quarter ended October 2, 1999 from $805,000 or 2.6% of net sales in the quarter ended October 3, 1998. Such increase was primarily a result of an increase in average debt outstanding during the quarter ended October 2, 1999.

Other (income), Net

         Other (income) expense, net was approximately ($128,000) and $86,000 in the quarters ended October 2, 1999 and October 3, 1998, respectively. Other (income) expense, net includes directors' fees, certain public relations costs, foreign exchange gains and losses and interest income.

Income Taxes

         The Company's provisions for income taxes for the quarters ended October 2, 1999 and October 3, 1998 are primarily related to the earnings of the Company's Far East and domestic operations.

Net Income

         As a result of the matters described above, the Company had net income of approximately $3,896,000 or $0.33 per diluted share in the quarter ended October 2, 1999, as compared to net income of approximately $2,458,000 or $0.21 per diluted share in the quarter ended October 3, 1998. The Company achieved its profit plan for the first quarter and is in line to achieve its previously announced projected profit of $11 to $12 million or $0.94 to $1.03 per diluted share for the current fiscal year.

Liquidity and Capital Resources

         At October 2, 1999, the Company had working capital of $39,830,000 as compared to $37,447,000 at July 3, 1999. Cash flow provided by operating activities was approximately $8,357,000 and $6,484,000 for the three months ended October 2, 1999 and October 3, 1998, respectively. Capital expenditures for the three months ended October 2, 1999 and October 3, 1998 were approximately $1,879,000 and $1,978,000, respectively. The Company's principal funding requirement has been, and is expected to continue to be, the financing of accounts receivable and inventory. Additionally, the combined United States operation is dependent upon funding received from the foreign operations.

Senior Notes. On July 30, 1998, the Company consummated a private placement of $15 million of senior notes. The notes bear interest at 11%, and the maturity date is July 15, 2005. Interest payments are due quarterly. The agreement governing the senior notes contains certain restrictive covenants relating to, among other things, incurrence of additional indebtedness and dividend and other payment restrictions affecting subsidiaries.

Non-Notification Factoring with Recourse Facility. During the last quarter of Fiscal 1998, Concord HK consummated a $10,000,000 Non-Notification Factoring with Recourse Facility (the "Factoring Facility") that is guaranteed by the Company, is secured by certain accounts receivables of the Company's Hong Kong operations and bears interest at 1.5% above the prime lending rate. During the last quarter of Fiscal 1999, $2,000,000 of the factoring facility was converted into two $1,000,000 equipment leasing facilities with terms of three and four years each. Availability under the factoring facility is subject to advance formulas based on eligible accounts receivable with no minimum borrowings. At October 2, 1999, approximately $6,798,000 was outstanding and classified as short-term debt.

Hong Kong Credit Facilities. Concord HK has credit facilities (the "HK Facilities") that provides Concord HK with up to $4,200,000 of financing as follows: letters of credit of up to $2,900,000, and packing loans of up to $1,300,000. As of October 2, 1999, approximately $1,411,000 was utilized under the HK Facilities. The HK Facilities, which are payable on demand, bear interest at 2% above the prime lending rate, which was 8.5% at October 2, 1999. The Company guarantees all amounts outstanding under the HK Facilities.

Other Arrangements and Future Cash Commitments. Management believes that anticipated cash flow from operations together with financing from the Senior Notes, the Factoring Facility, and HK Facilities or replacement facilities, will be sufficient to fund its operating cash needs for the foreseeable future.

Impact of Year 2000

Many currently installed computer systems and software are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company has assessed the potential impact of Year 2000 on the processing of date-sensitive information by the Company's information systems, manufacturing systems and other ancillary systems. While there can be no assurance that Year 2000 matters will be satisfactorily identified and resolved, the Company currently believes, based on internal evaluations and discussions with its information systems vendors, that Year 2000 issues will not have a material adverse affect on the Company.

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

Effective July 4, 1999, the Company implemented an integration software package, which is fully year 2000 compliant. The implementation was completed as an Enterprise Resource Planning (ERP) package, which controls the Company's main systems of (a) shipping/distribution, (b) accounting, (c) customer service/order entry system, and (d) manufacturing. The Company outsources the payroll portion of its accounting functions, and such provider has represented to the Company that it is year 2000 compliant. Thus, all of the Company's computer-dependent systems have been replaced by the year 2000 compliant package. The Company has established a supplier compliance program, and is working with its key suppliers to minimize such risks. The costs incurred related to systems implementation have not been material to the Company's results of operations, financial condition or cash flow. The Company believes that future costs of system implementation will primarily be enhancements to provide for more complete utilization of applications and are not requirements for year 2000 readiness and will not have a material impact on the Company's results of operations, financial condition or cash flows. The Company currently estimates that it will incur expenses of approximately $50,000 through calendar year 1999 in connection with its anticipated Year 2000 efforts. The timing and amount of the Company's expenses may vary and are not necessarily indicative of readiness efforts or progress to date.

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

In consideration of the potential impact of Year 2000 issues on its business, operations, and financial condition, the Company has addressed issues which may arise from its systems as described below.

The Company has not formally determined a most reasonably likely worst case scenario regarding the impact of Year 2000 problems on its business. However, management believes the most likely and significant Year 2000 related risks faced by the Company are business interruptions by its customers. Such interruptions could include distribution and temporary related reduction of demand for Company products by such customers until the Year 2000 problem is remedied. Management will attempt to identify and assess any such risks and follow up with any significant customers that could likely be less than fully Year 2000 compliant. Based on its assessment and remediation efforts to date, the Company does not believe that any problems resulting from the Year 2000 issue will have a material adverse effect on its financial condition or results of operations.

The Company believes that its continuing assessment, planning and implementation process will be effective to achieve a level of readiness that will meet the challenges presented by Year 2000 issues in a timely manner. Although the Company is evaluating the Year 2000 readiness of third-party software, computer technology and other hardware and software, the Company cannot guarantee the Year 2000 readiness of third-party products, services, or providers that may impact the Company's operations.

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

Forward-Looking Statements

         The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as: "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements. Management wishes to caution the reader that these forward-looking statements, such as statements regarding development of the Company's business, the Company's anticipated capital expenditures, projected profits and other statements contained in this report regarding matters that are not historical facts, are only estimates or predictions. No assurance can be given that future results will be achieved. Actual events or results may differ materially as a result of risks facing the Company or actual results differing from the assumptions underlying such statements. In particular, expected revenues could be adversely affected by production difficulties or economic conditions negatively affecting the market for the Company's products. Obtaining the results expected from the introduction of the Company's new products will require timely completion of development, successful ramp-up of full-scale production on a timely basis and customer and consumer acceptance of those products. In addition, the OEM agreements require an ability to meet high quality and performance standards, successful implementation of production at greatly increased volumes and an ability to sustain production at greatly increased volumes, as to all of which there can be no assurance. There also can be no assurance that products under development will be successfully developed or that once developed such products will be commercially successful.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company, as a result of its global operating and financial activities, is exposed to changes in interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposures to changes in interest rates and foreign currency rates through its regular operating and financing activities. Each of the Company's foreign subsidiaries purchases its inventories in U.S. Dollars and sells them in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. Certain components needed to manufacture cameras are purchased in Japanese Yen. The impact of foreign exchange transactions is reflected in the profit and loss statement. The Company's hedging activities were immaterial and as of October 2, 1999 there were no forward exchange contracts outstanding. The Company continues to analyze the benefits and costs associated with hedging against foreign currency fluctuations. The Company's exposure to changes in interest rates results from its borrowing activities used to meet its liquidity needs. Long-term debt is generally used to finance long-term investments, while short-term debt is used to meet working capital requirements. Derivative instruments are not presently used to adjust the Company's interest rate risk profile. The Company does not utilize financial instruments for trading or speculative purposes, nor does it utilize leveraged financial instruments.

PART 2. OTHER INFORMATION


a.       Item 6. Reports on Form 8-K

                 None



b.       Exhibits


Exhibit No.       Exhibit
-----------       -------

3.1               Certificate of Incorporation of the Company, as amended

10.1 First Amendment to lease dated August 12, 1998 (the "Original Lease") between the Company and CarrAmerica Realty Corporation dated October 12, 1999.

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



                              CONCORD CAMERA CORP.
                              --------------------
                                  (Registrant)



                             BY: /s/ Harlan I. Press
                                --------------------
                                   (Signature)


                                 Harlan I. Press
                  Corporate Controller and Assistant Secretary


                    DULY AUTHORIZED AND PRINCIPAL ACCOUNTING
                                     OFFICER

                             DATE: November 10, 1999