Form 10-Q
period 2000-01-01
CONCORD CAMERA CORP
filed 2000-02-15
CIK 831861

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



       For Quarter Ended January 1, 2000 - Commission file Number 0-17038
                         ---------------                          -------

                              Concord Camera Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         New Jersey                                          13-3152196
----------------------------                             -------------------
(State or other Jurisdiction                              (I.R.S. Employer
     of Incorporation)                                   Identification No.)


      4000 Hollywood Blvd. Suite 650N, Hollywood, Florida        33021
      ---------------------------------------------------     ----------
            (Address of principal executive offices)          (Zip code)


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

                                  Yes _X_   No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, no par value -- 11,710,867 shares as of January 31, 2000
                         ------------------------------

                                  Page 1 of 14
                            Exhibit Index on Page 13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

Concord Camera Corp.
Condensed Consolidated Balance Sheets

                                                                                       (Unaudited)              (Note)
                                                                                     January 1, 2000         July 3, 1999
                                                                                    ------------------    -------------------
Assets

Current Assets:

    Cash and cash equivalents                                                             $38,501,475            $30,706,761

    Accounts receivable, net                                                               24,728,516             18,272,329

    Inventories, net                                                                       22,850,218             20,620,556

    Prepaid expenses and other current assets                                               2,346,456              2,404,400
                                                                                         ------------            -----------
Total current assets                                                                       88,426,665             72,004,046

Plant and equipment, net                                                                   20,896,779             18,871,300

Goodwill, net                                                                               3,351,490                291,764

Other assets                                                                                4,457,763              5,480,342
                                                                                         ------------            -----------
Total assets                                                                             $117,132,697            $96,647,452
                                                                                         ============            ===========

Liabilities and Stockholders' Equity

Current Liabilities:

    Accounts payable                                                                      $21,414,379            $16,224,538

    Accrued expenses                                                                       10,108,770              4,985,789

    Short-term debt                                                                         9,323,489              8,088,901

    Current portion of long-term debt                                                               -              2,100,000

    Current portion of obligations under capital leases                                     1,800,699              2,073,492

    Income taxes payable                                                                    1,634,549                896,142

    Other current liabilities                                                                 873,217                188,058
                                                                                         ------------            -----------
Total current liabilities                                                                  45,155,103             34,556,920

Deferred income taxes                                                                         795,138                792,358

Long-term debt, net of current portion                                                     14,933,289             14,850,000

Obligations under capital leases, net of current portion                                    1,956,037              2,623,080

Other long-term liabilities                                                                 3,380,437              1,129,569
                                                                                         ------------            -----------
Total liabilities                                                                          66,220,004             53,951,927
                                                                                         ------------            -----------


Commitment and contingencies

Stockholders' equity:

    Common stock, no par value, 40,000,000 authorized; 11,699,867 and
     11,629,592  issued as of January 1, 2000 and July 3, 1999, respectively               41,210,542             41,117,335

    Paid in capital                                                                         1,069,608              1,033,553

    Retained earnings                                                                      14,500,515              6,086,691

    Notes receivable arising from common stock purchase agreements                         (1,730,834)            (2,163,542)
                                                                                         ------------            -----------
                                                                                           55,049,831             46,074,037
                                                                                         ------------            -----------
    Less: treasury stock,  at cost; 771,263 and 675,863 shares as of January 1,
          2000 and July 3, 1999, respectively                                              (4,137,138)            (3,378,512)
                                                                                         ------------            -----------
Total stockholders' equity
                                                                                           50,912,693             42,695,525
                                                                                         ------------            -----------
Total liabilities and stockholders' equity                                               $117,132,697            $96,647,452
                                                                                         ============            ===========


See accompanying notes to condensed consolidated financial statements.

Note: The balance sheet at July 3, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Concord Camera Corp.

Condensed Consolidated Income Statements

                                                                                            (Unaudited)

                                                                                        For the three months ended
                                                                                   ------------------------------------
                                                                                   January 1, 2000      January 2, 1999
                                                                                   ---------------      ---------------

Net sales                                                                             $44,522,402          $31,083,585

Cost of products sold                                                                  32,148,987           23,144,944
                                                                                      -----------          -----------
Gross profit                                                                           12,373,415            7,938,641

Selling expenses                                                                        2,995,193            2,198,854

General and administrative expenses                                                     3,732,437            2,503,486

Interest expense                                                                          867,691              950,521

Other income, net                                                                        (99,104)            (218,017)
                                                                                      -----------          -----------
Income before income taxes                                                              4,877,198            2,503,797

Provision for income taxes                                                                359,000              176,000
                                                                                      -----------          -----------
Net income                                                                             $4,518,198           $2,327,797
                                                                                      ===========          ===========
Basic earnings per share                                                                    $0.41                $0.21
                                                                                      ===========          ===========
Diluted earnings per share                                                                  $0.37                $0.20
                                                                                      ===========          ===========
Weighted average common shares outstanding - basic                                     10,919,721           10,944,819
                                                                                      ===========          ===========
Effect of dilutive securities: Employee stock options                                   1,199,601              653,500
                                                                                      ===========          ===========
Weighted average common shares outstanding - diluted                                   12,119,322           11,598,319
                                                                                      ===========          ===========

See accompanying notes to condensed consolidated financial statements.

Concord Camera Corp.

Condensed Consolidated Income Statements

                                                                                               (Unaudited)

                                                                                          For the six months ended
                                                                                    ------------------------------------
                                                                                    January 1, 2000      January 2, 1999
                                                                                    ---------------      ---------------

Net sales                                                                             $85,760,299          $62,107,412

Cost of products sold                                                                  62,048,105           45,725,825
                                                                                      -----------          -----------
Gross profit                                                                           23,712,194           16,381,587

Selling expenses                                                                        5,510,820            4,592,033

General and administrative expenses                                                     7,537,280            4,974,581

Interest expense                                                                        1,741,668            1,755,710

Other income, net                                                                       (227,398)            (131,922)
                                                                                      -----------          -----------
Income before income taxes                                                              9,149,824            5,191,185

Provision for income taxes                                                                736,000              405,000
                                                                                      -----------          -----------
Net income                                                                             $8,413,824           $4,786,185
                                                                                      ===========          ===========
Basic earnings per share                                                                    $0.77                $0.43
                                                                                      ===========          ===========
Diluted earnings per share                                                                  $0.70                $0.41
                                                                                      ===========          ===========
Weighted average common shares outstanding - basic                                     10,939,558           11,045,548
                                                                                      ===========          ===========
Effect of dilutive securities: Employee stock options                                   1,126,173              688,669
                                                                                      ===========          ===========
Weighted average common shares outstanding - diluted                                   12,065,731           11,734,217
                                                                                      ===========          ===========

See accompanying notes to condensed consolidated financial statements.

Concord Camera Corp.
Condensed Consolidated Statements of Cash Flows

                                                                                                         (Unaudited)
                                                                                                   For the six months ended
                                                                                             -------------------------------------
                                                                                             January 1, 2000       January 2, 1999
                                                                                             ----------------      ---------------
Cash flows from operating activities:
Net income                                                                                      $8,413,824             $4,786,186
                                                                                               -----------            -----------
Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                                                                2,137,225              1,996,108

    Amortization of deferred financing costs                                                        66,708                 55,590

    Officers notes forgiven on stock purchases                                                     502,131                      -

    Interest income on notes receivable arising from common stock agreements                       (69,423)               (72,184)

    Compensation (income) expense  on stock options                                                (36,055)               182,767

 Changes in operating assets and liabilities:

     Accounts receivable                                                                         (6,456,187)            2,279,754

     Inventories                                                                                 (2,229,662)            2,460,124

     Prepaid expenses and other current assets                                                       57,944              (859,621)

     Other assets                                                                                (2,384,033)           (1,462,259)

     Accounts payable                                                                             5,189,841            (1,262,535)

     Accrued expenses                                                                             5,122,981             2,444,260

     Income taxes payable                                                                           738,407               405,332

     Other current liabilities                                                                      685,159               227,180

     Other long-term liabilities                                                                  2,250,868                     -

     Deferred income taxes                                                                            2,780                     -
                                                                                                -----------           -----------
     Total adjustments                                                                            5,578,684             6,394,516
                                                                                                -----------           -----------
     Net cash provided by operating activities                                                   13,992,508            11,180,702
                                                                                                -----------           -----------
Cash flows from investing activities:

     Purchase of property, plant and equipment                                                   (3,810,415)           (3,518,365)
     Purchase of treasury stock                                                                    (758,626)           (1,365,384)
                                                                                                -----------           -----------
     Net cash (used in) investing activities                                                     (4,569,041)           (4,883,749)
                                                                                                -----------           -----------
Cash flows from financing activities:

     Net borrowings (repayments) under short-term debt agreements                                 1,234,588            (3,370,267)

     Net repayments of long-term debt                                                            (2,016,711)           (2,496,460)

     Net proceeds from issuance of senior notes                                                           -            14,850,000

     Principal payments under capital lease obligations                                            (939,837)            2,085,167

     Net proceeds from issuance of common stock                                                      93,207                50,234
                                                                                                -----------           -----------
     Net cash provided by (used in) financing activities                                         (1,628,753)           11,118,674
                                                                                                -----------           -----------
     Net increase in cash and cash equivalents                                                    7,794,714            17,415,627

     Cash and cash equivalents at beginning of period                                            30,706,761             7,119,699
                                                                                                -----------           -----------
     Cash and cash equivalents at end of period                                                 $38,501,475           $24,535,326
                                                                                                ===========           ===========

See accompanying notes to condensed consolidated financial statements.

See Note 3 - Supplemental disclosure of cash flow information.

                              CONCORD CAMERA CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 January 1, 2000

                                   (unaudited)

Note 1 - General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended January 1, 2000 are not necessarily indicative of the results that may be expected for the year ending July 1, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 3, 1999.

Concord Camera Corp. (the "Company") operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, German Mark, British Pound Sterling, French Franc and Japanese Yen. Each of the Company's foreign subsidiaries purchases its inventories in U.S. Dollars and sells the inventories in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. Certain components needed to manufacture cameras are purchased in Japanese Yen. The impact of foreign exchange transactions is reflected in the income statement. The Company continues to analyze the benefits and costs associated with hedging against foreign currency fluctuations.

Note 2 - Inventories

Inventories are comprised of the following:

                                                                             January 1, 2000            July 3, 1999
                                                                             ---------------            ------------
                   Raw materials and components                                $ 13,914,865             $ 15,605,934

                   Finished goods                                                10,638,490                6,389,998
                                                                               ------------             ------------
                   Subtotal                                                      24,553,355               21,995,932

                   Less: Reserve for inventory obsolescence                      (1,703,137)              (1,375,376)
                                                                               ------------             ------------
                                                                               $ 22,850,218             $ 20,620,556
                                                                               ============             ============

Note 3 - Supplemental Disclosures of Cash Flow Information:

                                                                                     For the six months ended
                                                                              January 1, 2000           January 2, 1999
                                                                              ---------------           ---------------
                  Cash paid for interest                                       $  1,475,985               $  1,526,435
                                                                               ------------               ------------
                  Cash paid for taxes                                          $          -               $          -
                                                                               ============               ============

Note 4 -- Litigation and Settlements

Jack C. Benun. On November 18, 1994, the Company filed a demand for arbitration in New Jersey for money damages in excess of $1.5 million against Jack C. Benun ("Benun"), its former chief executive officer who was discharged for cause in Fiscal 1995. This action was taken due to Benun's failure to fully compensate the Company for damages it sustained as a result of Benun's breaching his employment obligations, his fiduciary obligations and perpetrating frauds upon the Company, including the misappropriation of funds from the Company. Benun has submitted a counterclaim in which he alleges wrongful termination of his employment and denial of benefits by the Company. The Company is vigorously pursuing its action as well as defending the counterclaim. On August 24, 1999, the arbitrator upheld the propriety of Concord's termination for cause of Benun. The arbitrator found that Benun perpetrated frauds on the Company by diverting and embezzling Company monies. The Company is pursuing damage claims against Benun related to the frauds and embezzlement.

Fuji. On December 30, 1997, the Company commenced in the United States District Court of the Southern District of New York (the "Court") an action against Fuji seeking to enforce the terms of a Settlement Agreement between the Company and Fuji (the "Settlement Agreement") and to restrain Fuji from terminating the Settlement Agreement. Under the terms of the Settlement Agreement, the Company has been granted a worldwide (subject to certain geographic limitations), non-exclusive license to use certain Fuji technology in connection with the manufacture and sale of single-use cameras. Termination of the license would have a material adverse effect on the Company's single-use camera business if Fuji's patents were found to be valid and infringed by the Company's single-use products. On January 9, 1998, the Court granted the Company's request for an order restraining Fuji from terminating the Settlement Agreement. Pending a final judicial determination of the dispute, the restraining order will continue in effect as long as the Company refrains from making any further shipments pursuant to the purchase order which gave rise to the dispute. The parties are engaged in motion practice, including a motion for summary judgment which has been filed by Fuji and a motion seeking to preclude Fuji from presenting certain expert testimony which has been made by the Company.

Kubbany. The Company and its subsidiary have been sued in Panama before the First Tribunal of Labor of the City of Colon, alleging breach of various employment-related obligations of Joseph Kubbany, a former executive of Concord Camera (Panama), Inc. A counterclaim against Kubbany has been filed on behalf of Concord Camera (Panama), Inc. alleging a breach of his employment obligations by taking unauthorized travel advances. Evidentiary hearings have been concluded. Certain additional submissions and document review are taking place. Under Panamanian law, certain claims made by Concord Camera (Panama), Inc. were not appropriate for presentation in the Employment Tribunal; therefore, the Company has filed a civil action against Joseph Kubbany alleging various breaches of his obligations as the Manager for Concord Camera (Panama), Inc. and for losses incurred because of excess inventory and the sale of film, and for restitution of the costs of airplane tickets for his wife paid with Company funds. The Company has named as a party to the litigation, Dynamic World Trading, Inc. This case is ongoing.

The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company's management, the resolution of such matters, including those described above, will not have a material adverse effect on its financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The quarter ended January 1, 2000 compared to the quarter ended January 2, 1999.

         Total revenues for the quarters ended January 1, 2000 and January 2, 1999 were approximately $44,522,000 and $31,084,000, respectively, an increase of approximately $13,438,000 or 43.2%. The increase in revenues for the second quarter of the Company's fiscal year ending July 1, 2000 ("Fiscal 2000") over the second quarter of the Company's fiscal year ended July 3, 1999 ("Fiscal 1999") resulted principally from increases in sales to original equipment manufacturer ("OEM") and retail distribution customers. OEM revenues for the quarter ended January 1, 2000 and January 2, 1999 were approximately $28,131,000 and $20,000,000, respectively, an increase of approximately $8,131,000 or 40.7%. Retail sales for the quarters ended January 1, 2000 and January 2, 1999 were approximately $16,391,000 and $11,084,000, respectively, an increase of approximately $5,307,000 or 47.9%.

         Sales by Concord Camera HK Limited ("Concord HK") for the quarters ended January 1, 2000 and January 2, 1999 were approximately $33,257,000 and $24,996,000, respectively, an increase of approximately $8,261,000 or 33.0%. The increase is due to the increases in sales to OEM and retail distribution customers. Retail sales for the quarters ended January 1, 2000 and January 2, 1999 were approximately $5,126,000 and $4,996,000, respectively, an increase of approximately $130,000 or 2.6%. OEM sales for the quarters ended January 1, 2000 and January 2, 1999 were approximately $28,131,000 and $20,000,000, respectively, an increase of approximately $8,131,000 or 40.7%. The increases in OEM and retail distribution sales were attributable to increased sales to preexisting OEM and retail distribution customers together with sales to new OEM and retail distribution customers.

         Consolidated sales of the Company's operations in the United States, Latin America and Canada ("Concord Americas") for the quarters ended January 1, 2000 and January 2, 1999 were approximately $6,501,000 and $3,839,000, respectively, an increase of approximately $2,662,000 or 69.3%. In addition, certain Concord Americas customers increased merchandise purchases on a F.O.B. Hong Kong basis from Concord HK. During the quarters ended January 1, 2000 and January 2, 1999, Concord Americas customers purchased approximately $3,549,000 and $2,628,000, respectively, from Concord HK, an increase of approximately $921,000 or 35.0%. On a combined basis, sales of traditional cameras to Concord Americas customers for the quarter ended January 1, 2000 increased by 56.3%.

         Consolidated sales of Concord Camera (Europe) Ltd., Concord Camera GmbH, and Concord Camera France S.A.R.L. ("Concord Camera Europe") for the quarters ended January 1, 2000 and January 2, 1999, were approximately $4,765,000 and $2,249,000, respectively, an increase of approximately $2,516,000 or 111.9%. The increase in sales was offset by a decrease in sales to certain European customers on a F.O.B. Hong Kong basis from Concord HK. During the quarters ended January 1, 2000 and January 2, 1999, European customers purchased approximately $1,549,000 and $2,356,000, respectively, from Concord HK, a decrease of approximately $807,000 or 34.3%. On a combined basis, sales to European customers for the quarter ended January 1, 2000 increased by 37.1%.

Gross Profit

         Gross profit, expressed as a percentage of sales, increased to 27.8% for the quarter ended January 1, 2000 from 25.5% for the quarter ended January 2, 1999. This increase was primarily the result of more favorable absorption of manufacturing overhead and labor utilization resulting from increased sales and manufacturing volume and efficiencies. Product development costs were $1,206,000 for the quarter ended January 1, 2000 as compared to $1,192,000 for the quarter ended January 2, 1999.

Expenses

         As a percentage of sales, operating expenses, consisting of selling, general and administrative and interest expenses, decreased to 17.1% in the quarter ended January 1, 2000 from 18.2% in the quarter ended January 2, 1999. Operating expenses increased to $7,595,000 in the quarter ended January 1, 2000 from $5,653,000 in the quarter ended January 2, 1999, an increase of $1,942,000 or 34.4%.

         Selling expenses increased to $2,995,000 or 6.7% of net sales in the quarter ended January 1, 2000 from $2,199,000 or 7.1% of net sales in the quarter ended January 2, 1999. The increase was primarily attributable to increases in royalty expenses, freight costs and promotional allowances net of benefits from certain cost cutting activities.

         General and Administrative expenses increased to $3,732,000 or 8.4% of net sales in the quarter ended January 1, 2000 from $2,503,000 or 8.1% of net sales in the quarter ended January 2, 1999.

         Interest expenses decreased to $868,000 or 1.9% of net sales for the quarter ended January 1, 2000 from $951,000 or 3.0% of net sales in the quarter ended January 2, 1999.

Other Income, Net

         Other income, net was approximately $99,000 and $218,000 in the quarters ended January 1, 2000 and January 2, 1999, respectively. Other income, net includes directors' fees, certain public relations costs, foreign exchange gains and losses and interest income.

Income Taxes

         The Company's provision for income taxes for the quarter ended January 1, 2000 is primarily related to the earnings of the Company's Far East and United States operations, net of benefits relating to operating loss carryforwards and overpayments/refunds on the Company's other subsidiaries.

Net Income

         As a result of the matters described above, the Company had net income of approximately $4,518,000 or $0.37 per diluted share in the quarter ended January 1, 2000, as compared to net income of $2,328,000 or $0.20 per diluted share in the quarter ended January 2, 1999. The Company achieved its profit plan for the second quarter and is in line to achieve its previously announced projected profit of $13.5 to $14 million or $1.12 to $1.16 per diluted share for the current fiscal year.

Six months ended January 1, 2000 compared to the six months ended January 2, 1999.

         Total revenues for the six months ended January 1, 2000 and January 2, 1999 were approximately $85,760,000 and $62,107,000, respectively, an increase of approximately $23,653,000 or 38.1%. The increase in revenues for the six month period of the Company's fiscal year ending July 1, 2000 ("Fiscal 2000") over the six month period of the Company's fiscal year ended July 3, 1999 ("Fiscal 1999') resulted principally from increases in sales to original equipment manufacturer ("OEM") and retail distribution customers. OEM revenues for the six months ended January 1, 2000 and January 2, 1999 were approximately $56,214,000 and $40,997,000, respectively, an increase of approximately $15,217,000 or 37.1%. Retail sales for the six months ended January 1, 2000 and January 2, 1999 were approximately $29,546,000 and $21,110,000, respectively, an increase of approximately $8,436,000 or 40.0%.

         Sales by Concord Camera HK Limited ("Concord HK") for the six months ended January 1, 2000 and January 2, 1999 were approximately $69,522,000 and $52,265,000, respectively, an increase of approximately $17,257,000 or 33.0%. The increase is due to the increases in sales to OEM and retail distribution customers. Retail sales for the six months ended January 1, 2000 and January 2, 1999 were approximately $13,309,000 and $11,268,000, respectively, an increase of approximately $2,041,000 or 18.1%. OEM revenues for the six months ended January 1, 2000 and January 2, 1999 were approximately $56,213,000 and $40,997,000, respectively, an increase of approximately $15,216,000 or 37.1%. The increases in OEM and retail distribution sales were attributable to increased sales to preexisting OEM and retail distribution customers together with sales to new OEM and retail distribution customers.

         Consolidated sales of the Company's operations in the United States, Latin America and Canada ("Concord Americas") for the six months ended January 1, 2000 and January 2, 1999 were approximately $8,988,000 and $5,690,000, respectively, an increase of approximately $3,298,000 or 58.0%. In addition certain Concord Americas customers increased merchandise purchases on a F.O.B. Hong Kong basis from Concord HK. During the six months ended January 1, 2000 and January 2, 1999, Concord Americas customers purchased approximately $8,967,000 and $6,396,000, respectively, from Concord HK, an increase of approximately $2,571,000 or 40.2%. On a combined basis, sales of traditional cameras to Concord Americas customers in the six months ended January 1, 2000 increased by 48.6%.

         Consolidated sales of Concord Camera (Europe) Ltd., Concord Camera GmbH, and Concord Camera France S.A.R.L. ("Concord Camera Europe") for the six months ended January 1, 2000 and January 2, 1999, were approximately $7,250,000 and $4,152,000, respectively, an increase of approximately $3,098,000 or 74.6%. The increase in sales was offset by a decrease in sales to certain European customers on a F.O.B. Hong Kong basis from Concord HK. During the six months ended January 1, 2000 and January 2, 1999, European customers purchased approximately $4,314,000 and $4,796,000, respectively, from Concord HK, a decrease of approximately $482,000 or 10.0%. On a combined basis, sales to European customers for the six months ended January 1, 2000 increased by 29.2%.

Gross Profit

         Gross profit, expressed as a percentage of sales, increased to 27.6% for the six months ended January 1, 2000 from 26.4% for the six months ended January 2,1999. This increase was primarily the result of more favorable absorption of manufacturing overhead and labor utilization resulting from increased sales and manufacturing volume and efficiencies. Product development costs were $2,388,000 for the six months ended January 1, 2000 as compared to $2,436,000 for the six months ended January 2, 1999.

Expenses

         As a percentage of sales, operating expenses, consisting of selling, general and administrative and interest expenses, decreased to 17.2% in the six months ended January 1, 2000 from 18.2% in the six months ended January 2, 1999. Operating expenses increased to $14,790,000 in the six months ended January 1, 2000 from $11,322,000 in the six months ended January 2, 1999, an increase of $3,468,000 or 30.6%.

         Selling expenses increased to $5,511,000 or 6.4% of net sales in the six months ended January 1, 2000 from $4,592,000 or 7.4% of net sales in the six months ended January 2, 1999. The increase was primarily attributable to increases in royalty expenses, freight costs and promotional allowances net of benefits from certain cost cutting activities.

         General and Administrative expenses increased to $7,537,000 or 8.8% of net sales in the six months ended January 1, 2000 from $4,975,000 or 8.0% of net sales in the six months ended January 2, 1999.

         Interest expenses decreased to $1,742,000 or 2.0% of net sales for the six months ended January 1, 2000 from $1,756,000 or 2.8% of net sales in the six months ended January 2, 1999.

Other Income, Net

         Other income, net was approximately $227,000 and $132,000 in the six months ended January 1, 2000 and January 2, 1999, respectively. Other income, net includes directors' fees, certain public relations costs, foreign exchange gains and losses and interest income.

Income Taxes

         The Company's provision for income taxes for the six months ended January 1, 2000 is primarily related to the earnings of the Company's Far East and United States operations, net of benefits relating to operating loss carryforwards and overpayments/refunds on the Company's other subsidiaries.

Net Income

As a result of the matters described above, the Company had net income of approximately $8,414,000 or $0.70 per diluted share in the six months ended January 1, 2000, as compared to net income of $4,786,000 or $0.41 per diluted share in the six months ended January 2, 1999. The Company achieved its profit plan for the second six months and is in line to achieve its previously announced projected profit of $13.5 to $14 million or $1.12 to $1.16 per diluted share for the current fiscal year.

Liquidity and Capital Resources

         At January 1, 2000, the Company had working capital of $43,272,000 as compared to $37,447,000 at July 3, 1999. Cash flow provided by operating activities was approximately $13,993,000 and $11,181,000 for the six months ended January 1, 2000 and January 2, 1999, respectively. Capital expenditures for the six months ended January 1, 2000 and January 2, 1999 were approximately $3,810,000 and $3,518,000, respectively. The Company's principal funding requirement has been, and is expected to continue to be, the financing of accounts receivable and inventory. Additionally, the combined United States operation is dependent upon funding received from the foreign operations.

Senior Notes Payable. On July 30, 1998, the Company consummated a private placement of $15 million of senior notes. The notes bear interest at 11%, and the maturity date is July 15, 2005. Interest payments are due quarterly. The indenture governing the notes contains certain restrictive covenants relating to, among other things, incurrence of additional indebtedness and dividend and other payment restrictions affecting subsidiaries.

Hong Kong Credit Facility. During the second quarter of Fiscal 2000, Concord HK consummated a $26.2 million credit facility (the "HK Facility") that is guaranteed by the Company, is secured by certain accounts receivables of the Company's Hong Kong operations and bears interest at 0.5% above the prime lending rate. The HK Facility is comprised of 1) a $5.6 million Import Facility,
2) a $2.6 million Packing Credit and Export Facility, and 3) an $18 million Accounts Receivable Financing Facility. Availability under the accounts receivable financing facility is subject to advance formulas based on eligible accounts receivable with no minimum borrowings. The Company utilized the HK Facility to replace a Non-notification Factoring with Recourse Facility it had with a Hong Kong bank. At January 1, 2000, approximately $8,049,000 was outstanding and classified as short-term debt.

Other Arrangements and Future Cash Commitments. Management believes that anticipated cash flow from operations together with financing from the Senior Notes Payable and the HK Facility, or replacement facilities, will be sufficient to fund its operating cash needs for the foreseeable future.

Impact of Year 2000

In the Company's previous filings with the Securities and Exchange Commission on Forms 10-Q and 10-K, extensive descriptions of the Company's Year 2000 (Y2K) initiative were presented. Nothing has come to the Company's attention which would cause it to believe that its Y2K compliance effort was not successful. While the Company will continue to monitor for Y2K related problems, to date no significant Y2K issues have been encountered and the Company does not currently anticipate incurring additional expenses to address Y2K-related issues.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company, as a result of its global operating and financial activities, is exposed to changes in interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposures to changes in interest rates and foreign currency rates through its regular operating and financing activities. Each of the Company's foreign subsidiaries purchases its inventories in U.S. Dollars and sells them in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. Certain components needed to manufacture cameras are purchased in Japanese Yen. The impact of foreign exchange transactions is reflected in the profit and loss statement. The Company's hedging activities were immaterial and as of January 1, 2000 there were no forward exchange contracts outstanding. The Company continues to analyze the benefits and costs associated with hedging against foreign currency fluctuations. The Company's exposure to changes in interest rates results from its borrowing activities used to meet its liquidity needs. Long-term debt is generally used to finance long-term investments, while short-term debt is used to meet working capital requirements. Derivative instruments are not presently used to adjust the Company's interest rate risk profile. The Company does not utilize financial instruments for trading or speculative purposes, nor does it utilize leveraged financial instruments.

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a.        Exhibits

          Exhibit No.                          Exhibit                                           Method of Filing
          -----------                          -------                                           ----------------
              3.1         Certificate of Incorporation of the Company         Incorporated  by reference to the Company's  Form 10-Q
                          as amended                                          for the quarter ended October 2, 1999.

              3.2         Restated By-Laws of the Company                     Incorporated  by reference to the Company's  Form 10-K
                                                                              for the year ended June 30, 1997.

              4.1         Form of Common Stock Certificate                    Incorporated  by reference to the Company's  Form S-18
                                                                              (No. 33-21156) declared effective July 12, 1988.

              4.2         Purchase Agreement, dated July 30, 1998,            Incorporated  by reference to the  Company's  Form S-4
                          between Dreyfus High Yield Strategies               (No. 33-64713) dated September 30, 1998.
                          Fund and the Company

              4.3         Indenture, dated July 30, 1998, between             Incorporated  by reference to the  Company's  Form S-4
                          Bankers Trust Company and the Company               (No. 33-64713) dated September 30, 1998.

              4.4         Registration Rights Agreement, dated                Incorporated  by reference to the  Company's  Form S-4
                          July 30, 1998, between Dreyfus High                 (No. 33-64713) dated September 30, 1998.
                          Yield Strategies Fund and the Company

              4.5         Hong Kong Credit Facility, dated                    Filed herewith.
                          September 9, 1999, between The
                          Hongkong and Shanghai Banking
                          Corporation Ltd. and the Company

              27          Financial Data Schedule                             Filed herewith.

b.        Reports on Form 8-K

          No reports on Form 8-K were filed by the registrant during the quarter ended January 1, 2000.

                                S I G N A T U R E


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CONCORD CAMERA CORP.
                              --------------------
                                  (Registrant)

                             BY: /s/Harlan I. Press
                                 ------------------
                                   (Signature)

                                 Harlan I. Press
                  Corporate Controller and Assistant Secretary

                    DULY AUTHORIZED AND PRINCIPAL ACCOUNTING
                                     OFFICER

                             DATE: February 4, 2000