Form 10-Q
period 2000-04-01
CONCORD CAMERA CORP
filed 2000-05-15
CIK 831861

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended April 1, 2000
                                    -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition report from _________ to ___________

                         Commission file number 0-17038
                                                -------


                              Concord Camera Corp.
             (Exact name of registrant as specified in its charter)


          New Jersey                                              13-3152196
--------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


            4000 Hollywood Blvd. Suite 650N, Hollywood, Florida 33021
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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


  Yes  _X_   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, no par value - 23,607,477 shares as of May 3, 2000
        ----------------------------------------------------------------

                                      Index

                              Concord Camera Corp.

                                                                                               Page No.
                                                                                               --------
Part I. Financial Information

  Item 1.  Financial Statements

           Condensed consolidated balance sheets as of April 1, 2000 and July 3, 1999              3

           Condensed consolidated income statements for the three and
           nine months ended April 1, 2000 and April 3, 1999                                       4

           Condensed consolidated statements of cash flows for the nine months ended               5
           April 1, 2000 and April 3, 1999

           Notes to condensed consolidated financial statements                                    6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                               8

  Item 3.  Quantitative and Qualitative Disclosure of Market Risk                                 13

Part II. Other Information

  Item 6.  Exhibits and Reports on Form 8-K                                                       14


PART I. FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

Concord Camera Corp.
Condensed Consolidated Balance Sheets

                                                                         (Unaudited)                (Note)
                                                                       April 1, 2000             July 3, 1999
                                                                       -------------             ------------
                               Assets
Current Assets:
Cash and cash equivalents                                             $  32,014,947             $  30,706,761
     Accounts receivable, net                                            19,134,289                18,272,329
     Inventories, net                                                    27,521,884                20,620,556
     Prepaid expenses and other current assets                            3,177,677                 2,404,400
                                                                      -------------             -------------
                  Total current assets                                   81,848,797                72,004,046
Plant and equipment, net                                                 22,406,255                18,871,300
Goodwill, net                                                             3,752,155                   291,764
Other assets                                                              4,659,654                 5,480,342
                                                                      -------------             -------------
Total assets                                                          $ 112,666,861             $  96,647,452
                                                                      =============             =============

            Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable                                                 $  17,095,257             $  16,224,538
     Accrued expenses                                                     8,138,638                 4,985,789
     Short-term debt                                                      6,796,250                 8,088,901
     Current portion of long-term debt                                            -                 2,100,000
     Current portion of obligations under capital leases                  1,660,722                 2,073,492
     Income taxes payable                                                 1,810,549                   896,142
     Other current liabilities                                              557,045                   188,058
                                                                      -------------             -------------
                  Total current liabilities                              36,058,461                34,556,920
Deferred income taxes                                                       795,055                   792,358
Long-term debt, net of current portion                                   14,887,500                14,850,000
Obligations under capital leases, net of current portion                  1,561,129                 2,623,080
Other long-term liabilities                                               4,142,184                 1,129,569
                                                                      -------------             -------------
Total liabilities                                                        57,444,329                53,951,927
Commitments and contingencies
Stockholders' equity:
     Common stock, no par value, 40,000,000 shares authorized;
     23,657,234 and 23,259,184 shares issued as of April 1, 2000
     and July 3, 1999, respectively                                      41,860,955                41,117,335
Paid-in capital                                                           1,069,608                 1,033,553
Retained earnings                                                        16,616,315                 6,086,691
Notes receivable arising from common stock purchase agreements             (187,208)               (2,163,542)
                                                                      -------------             -------------
                                                                         59,359,670                46,074,037
Less: treasury stock, at cost, 1,542,526 and 1,351,726 shares as
       as of April 1, 2000 and July 3, 1999, respectively                (4,137,138)               (3,378,512)
                                                                      -------------             -------------
Total stockholders' equity                                               55,222,532                42,695,525
                                                                      -------------             -------------
Total liabilities and stockholders' equity                            $ 112,666,861             $  96,647,452
                                                                      =============             =============



See accompanying notes.

Note: The balance sheet at July 3, 1999 has been derived from the audited financial statements at the date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Concord Camera Corp.
Condensed Consolidated Income Statements
(Unaudited)

                                                                     For the three months ended         For the nine months ended
                                                                  -------------------------------    ------------------------------
                                                                  April 1, 2000     April 3, 1999    April 1, 2000    April 3, 1999
                                                                  -------------     -------------    -------------    -------------
Net sales                                                          $ 32,717,048     $ 21,497,763     $ 118,477,347     $ 83,605,175

Cost of products sold                                                24,340,818       16,987,800        86,388,923       62,713,625
                                                                   ------------     ------------     -------------     ------------
Gross profit                                                          8,376,230        4,509,963        32,088,424       20,891,550

Selling expenses                                                      2,308,566        1,454,926         7,819,386        6,046,959

General and administrative expenses                                   3,536,665        2,187,840        11,073,944        7,162,383

Interest expense                                                        783,537          836,769         2,525,206        2,592,477

Other income, net                                                      (548,000)        (123,944)         (775,398)        (255,866)
                                                                   ------------     ------------     -------------     ------------
Income before income taxes                                            2,295,462          154,372        11,445,286        5,345,597

Provision for income taxes                                              179,680            4,142           915,680          409,142
                                                                   ------------     ------------     -------------     ------------
Net income                                                         $  2,115,782     $    150,230     $  10,529,606     $  4,936,455
                                                                   ============     ============     =============     ============

Basic earnings per share                                                   $.10             $.01              $.48             $.22
                                                                   ============     ============     =============     ============

Diluted earnings per share                                                 $.09             $.01              $.43             $.21
                                                                   ============     ============     =============     ============
Weighted average
   common shares outstanding-basic                                   22,009,870       21,757,754        21,921,176       21,980,790

Effect of dilutive securities                                         2,520,886        1,637,274         2,360,226        1,690,052
                                                                   ------------     ------------     -------------     ------------
Weighted average
   common shares outstanding-diluted                                 24,530,756       23,395,028        24,281,402       23,670,842
                                                                   ============     ============     =============     ============


See accompanying notes.

Concord Camera Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                   For the nine months ended
                                                                            ---------------------------------------
                                                                            April 1, 2000             April 3, 1999
                                                                            -------------             -------------
Cash flows from operating activties:
Net income                                                                  $ 10,529,606              $  4,936,455
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                                                2,837,508                 3,130,917
  Amortization of deferred financing costs                                       100,062                         -
  Officers notes forgiven on stock purchases                                     686,283                         -
  Interest income on notes receivable arising from
   common stock agreements                                                       (90,245)                 (108,668)
  Deferred income taxes                                                            2,697                         -
  Non-cash compensation expense on stock options                                       -                   182,767
 Changes in operating assets and liabilities:
  Accounts receivable                                                           (861,960)                6,314,246
  Inventories                                                                 (6,901,328)                1,407,814
  Prepaid expenses and other current assets                                     (773,276)                 (591,241)
  Other assets                                                                (2,737,190)               (1,819,258)
  Accounts payable                                                               870,719                (3,026,856)
  Accrued expenses                                                             3,152,849                 1,014,777
  Income taxes payable                                                           914,407                   405,332
  Other current liabilities                                                      368,987                   104,585
  Other long-term liabilities                                                  2,975,779                         -
                                                                            ------------              ------------
 Total adjustments                                                               545,292                 7,014,415
                                                                            ------------              ------------
Net cash provided by operating activities                                     11,074,898                11,950,870
                                                                            ------------              ------------
Cash flows from investing activities:
Purchases of property, plant and equipment                                    (6,360,444)               (4,987,182)
                                                                            ------------              ------------
Net cash used in investing activities                                         (6,360,444)               (4,987,182)
                                                                            ------------              ------------
Cash flows from financing activities:
  Net (repayments) borrowings under short-term debt agreements                (1,292,651)               (3,382,650)
  Net (repayments) borrowings under long-term debt agreements                 (2,025,664)               12,353,540
  Principal (repayments) borrowings under capital lease obligations           (1,474,722)                1,917,177
  Purchases of treasury stock                                                   (758,626)               (1,890,289)
  Net proceeds from notes receivable arising from common
   stock purchase agreements                                                   1,437,830                         -
Net proceeds from issuance of common stock                                       707,565                   240,628
                                                                            ------------              ------------
Net cash (used in) provided by financing activities                           (3,406,268)                9,238,406
                                                                            ------------              ------------
Net increase in cash and cash equivalents                                      1,308,186                16,202,094

Cash and cash equivalents at beginning of period                              30,706,761                 7,119,699
                                                                            ------------              ------------

Cash and cash equivalents at end of period                                  $ 32,014,947              $ 23,321,793
                                                                            ============              ============

See accompanying notes.

                              CONCORD CAMERA CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  April 1, 2000
                                   (unaudited)

Note 1 - General


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended April 1, 2000 are not necessarily indicative of the results that may be expected for the year ending July 1, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 3, 1999.

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


Note 2 - Inventories

Inventories are comprised of the following:

                                                            April 1, 2000             July 3, 1999
                                                            -------------             ------------
         Raw materials and components                        $19,671,938              $15,605,934
         Finished goods                                        9,588,426                6,389,998
                                                             -----------              -----------

         Subtotal                                             29,260,364               21,995,932
         Less: Reserve for inventory obsolescence             (1,738,480)              (1,375,376)
                                                             -----------              -----------

         Inventories, net                                    $27,521,884              $20,620,556
                                                             ===========              ===========

Note 3 - Supplemental Disclosures of Cash Flow Information:

                                                     For the nine months ended
                                                --------------------------------
                                                April 1, 2000      April 3, 1999
                                                -------------      -------------

         Cash paid for interest                   $2,143,143         $2,262,653
                                                  ==========         ==========

         Cash paid for income taxes               $  177,942         $   20,000
                                                  ==========         ==========

Note 4 - Stock Split

The Company announced a two-for-one stock split of its Common Stock effected through a stock dividend to shareholders of record on March 27, 2000 and payable on April 14, 2000. Accordingly, share and per-share data for all periods presented in the accompanying condensed consolidated financial statements have been restated to reflect the stock split.

Note 5 - Litigation and Settlements

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The quarter ended April 1, 2000 compared to the quarter ended April 3, 1999.

Total sales for the quarters ended April 1, 2000 and April 3, 1999 were approximately $32,717,000 and $21,498,000, respectively, an increase of approximately $11,219,000, or 52.2%. The increase in sales for the quarter ended April 1, 2000 compared to quarter ended April 3, 1999 resulted principally from increases in sales to original equipment manufacturer ("OEM") and retail distribution customers. OEM sales for the quarters ended April 1, 2000 and April 3, 1999 were approximately $25,012,000 and $15,626,000, respectively, an increase of approximately $9,386,000, or 60.1%. Retail distribution customer sales for the quarters ended April 1, 2000 and April 3, 1999 were approximately $7,705,000 and $5,872,000, respectively, an increase of approximately $1,833,000, or 31.2%. The increases in OEM and retail distribution customer sales were attributable to increased sales to both pre-existing and new OEM and retail distribution customers.

Sales by Concord Camera HK Limited ("Concord HK") for the quarters ended April 1, 2000 and April 3, 1999 were approximately $28,777,000 and $19,061,000, respectively, an increase of approximately $9,716,000, or 51.0%. The increase was primarily due to increased sales to OEM customers. Consolidated sales of the Company's operations in the United States, Latin America and Canada ("Concord Americas") for the quarters ended April 1, 2000 and April 3, 1999 were approximately $2,017,000 and $892,000, respectively, an increase of approximately $1,125,000, or 126.1%. In addition, certain Concord Americas customers increased purchases on a F.O.B. Hong Kong basis from Concord HK. During the quarters ended April 1, 2000 and April 3, 1999, Concord Americas customers purchased approximately $1,269,000 and $1,114,000, respectively, from Concord HK, an increase of approximately $155,000, or 13.9%. On a combined basis, sales of traditional film based cameras by Concord HK and Concord Americas to Concord Americas customers for the quarter ended April 1, 2000 increased by 63.9% compared to the same prior year quarter. Consolidated sales of Concord Camera (Europe) Limited, Goldline (Europe) Limited, Concord Camera GmbH, and Concord Camera France S.A.R.L. ("Concord Camera Europe") for the quarters ended April 1, 2000 and April 3, 1999, were approximately $1,923,000 and $1,545,000, respectively, an increase of approximately $378,000, or 24.5%. During the quarters ended April 1, 2000 and April 3, 1999, European customers purchased approximately $2,593,000 and $2,332,000, respectively, from Concord HK on a F.O.B. Hong Kong basis, an increase of approximately $261,000, or 11.2%. On a combined basis, sales of traditional film based cameras by Concord HK and Concord Camera Europe to European customers for the quarter ended April 1, 2000 increased by 16.5% compared to the same prior year quarter.

Gross Profit

Gross profit, expressed as a percentage of sales, increased to 25.6% for the quarter ended April 1, 2000 from 21.0% for the quarter ended April 3, 1999. This increase was primarily the result of more favorable absorption of manufacturing overhead and labor utilization resulting from increased sales and manufacturing volume and efficiencies. Product development costs were $1,179,000 for the quarter ended April 1, 2000 as compared to $1,149,000 for the quarter ended April 3, 1999.

Expenses

As a percentage of sales, operating expenses, consisting of selling, general and administrative and interest expenses decreased to 20.3% for the quarter ended April 1, 2000 from 20.8% for the quarter ended April 3, 1999. Operating expenses increased to $6,629,000 for the quarter ended April 1, 2000 from $4,480,000 for the quarter ended April 3, 1999, an increase of $2,149,000, or 48.0%.

Selling expenses increased to $2,309,000, or 7.1% of net sales, for the quarter ended April 1, 2000 compared to $1,455,000, or 6.8% of net sales, for the quarter ended April 3, 1999. The increase was primarily attributable to increases in promotional allowances and, to a lesser extent, increases in travel and entertainment expenses.

General and Administrative expenses increased to $3,537,000, or 10.8% of net sales, for the quarter ended April 1, 2000 compared to $2,188,000, or 10.2% of net sales, for the quarter ended April 3, 1999. The increase of $1,349,000 was the result of the Company continuing to build its infrastructure to support its growth.

Interest expenses decreased to $784,000, or 2.4% of net sales, for the quarter ended April 1, 2000 compared to $837,000, or 3.9% of net sales, in the quarter ended April 3, 1999 as a result of lower debt levels during the quarter.

Other Income, Net

Other income, net was approximately $548,000 and $124,000 for the quarters ended April 1, 2000 and April 3, 1999, respectively. Other income, net includes directors' fees, certain public relations costs, foreign exchange gains and losses and interest income. The increase is primarily attributable to higher interest income for the quarter ended April 1, 2000 as compared to the same prior year quarter.

Income Taxes

The Company's provision of $179,680 for income taxes for the quarter ended April 1, 2000 was primarily related to the earnings of the Company's Far East and United States operations, and is based on the Company's anticipated annual effective tax rate after consideration of operating loss carryforwards and overpayments/refunds on the Company's other subsidiaries.

Net Income

As a result of the matters described above, the Company had net income of approximately $2,116,000, or $0.09 per diluted share, for the quarter ended April 1, 2000, as compared to net income of $150,000, or $0.01 per diluted share, for the quarter ended April 3, 1999. The Company expects to achieve its previously announced projected profit of $13.5 to $14 million, or $.56 to $.58 per diluted share, for the current fiscal year.

Nine months ended April 1, 2000 compared to the nine months ended April 3, 1999.

Total sales for the nine months ended April 1, 2000 and April 3, 1999 were approximately $118,477,000 and $83,605,000, respectively, an increase of approximately $34,872,000, or 41.7%. The increase in sales for the first nine months of the Company's fiscal year ending July 1, 2000 ("Fiscal 2000") compared to the first nine months of the Company's fiscal year ended July 3, 1999 ("Fiscal 1999") resulted principally from increases in sales to OEM and retail distribution customers. OEM sales for the nine months ended April 1, 2000 and April 3, 1999 were approximately $81,226,000 and $56,623,000, respectively, an increase of approximately $24,603,000, or 43.5%. Retail distribution customer sales for the nine months ended April 1, 2000 and April 3, 1999 were approximately $37,251,000 and $26,982,000, respectively, an increase of approximately $10,269,000, or 38.1%. The increase in sales to OEM and retail distribution customers were primarily attributable to increased sales to pre-existing OEM and retail distribution customers and, to a lesser extent, new OEM and retail distribution customers.

Consolidated sales of Concord HK for the nine months ended April 1, 2000 and April 3, 1999 were approximately $98,299,000 and $71,325,000, respectively, an increase of approximately $26,974,000, or 37.8%. The increase was primarily due to higher sales to OEM and, to a lesser extent, retail distribution customers.

Consolidated sales of Concord Americas for the nine months ended April 1, 2000 and April 3, 1999 were approximately $11,005,000 and $6,583,000, respectively, an increase of approximately $4,422,000, or 67.2%. In addition, certain Concord Americas customers increased purchases on a F.O.B. Hong Kong basis from Concord HK. During the nine months ended April 1, 2000 and April 3, 1999, Concord Americas customers purchased approximately $10,237,000 and $7,510,000, respectively, from Concord HK, an increase of approximately $2,727,000, or 36.3%. On a combined basis, sales of traditional film based cameras to Concord Americas customers by Concord Americas and Concord HK for the nine months ended April 1, 2000 increased by 50.8% compared to the same prior year period.

Consolidated sales of Concord Camera Europe for the nine months ended April 1, 2000 and April 3, 1999, were approximately $9,179,000 and $5,707,000, respectively, an increase of approximately $3,472,000, or 60.8%. The increase in sales was offset by a decrease in sales to certain European customers on a F.O.B. Hong Kong basis from Concord HK. During the nine months ended April 1, 2000 and April 3, 1999, European customers purchased approximately $2,269,000 and $7,128,000, respectively, from Concord HK, a decrease of approximately $4,859,000, or 68.2%. On a combined basis, sales of traditional film based cameras to European customers by Concord Camera Europe and Concord HK for the nine months ended April 1, 2000 decreased by 10.8% compared to the same prior year period.

Gross Profit

Gross profit, expressed as a percentage of sales, increased to 27.1% for the nine months ended April 1, 2000 from 25.0% for the nine months ended April 3,1999. This increase was primarily the result of more favorable absorption of manufacturing overhead and labor utilization resulting from increased sales and manufacturing volume and efficiencies. Product development costs were $3,567,000 for the nine months ended April 1, 2000 as compared to $3,585,000 for the nine months ended April 3, 1999.

Expenses

As a percentage of sales, operating expenses, consisting of selling, general and administrative and interest expenses decreased to 18.1% for the nine months ended April 1, 2000 from 18.9% for the nine months ended April 3, 1999. Operating expenses increased to $21,419,000 for the nine months ended April 1, 2000 from $15,802,000 for the nine months ended April 3, 1999, an increase of $5,617,000, or 35.5%.

Selling expenses increased to $7,819,000, or 6.6% of net sales, for the nine months ended April 1, 2000 from $6,047,000, or 7.2% of net sales, for the nine months ended April 3, 1999. The increase was primarily attributable to increases in promotional allowances, freight costs, and royalty expenses net of benefits from certain cost cutting activities.

General and Administrative expenses increased to $11,074,000, or 9.3% of net sales, for the nine months ended April 1, 2000 from $7,162,000, or 8.6% of net sales, for the nine months ended April 3, 1999. The increase in general and administrative expenses was primarily attributable to the Company continuing to build its infrastructure to accommodate its growth. Interest expenses decreased to $2,525,000, or 2.1% of net sales, for the nine months ended April 1, 2000 from $2,592,000, or 3.1% of net sales, for the nine months ended April 3, 1999.

Other Income, Net

Other income, net was approximately $775,000 and $256,000 for the nine months ended April 1, 2000 and April 3, 1999, respectively. Other income, net includes directors' fees, certain public relations costs, foreign exchange gains and losses and interest income. The increase was primarily attributable to higher interest income for the nine months ended April 1, 2000 as compared to the same prior year period.

Income Taxes

The Company's provision of $915,680 for income taxes for the nine months ended April 1, 2000 was primarily related to the earnings of the Company's Far East and United States operations, and is based on the Company's anticipated annual effective tax rate after consideration of operating loss carryforwards and overpayments/refunds on the Company's other subsidiaries.

Net Income

As a result of the matters described above, the Company had net income of approximately $10,530,000, or $0.43 per diluted share, for the nine months ended April 1, 2000, as compared to net income of $4,936,000, or $0.21 per diluted share, for the nine months ended April 3, 1999.


Liquidity and Capital Resources

At April 1, 2000, the Company had working capital of $45,790,000 as compared to $37,447,000 at July 3, 1999. Cash provided by operating activities was approximately $11,075,000 and $11,951,000 for the nine months ended April 1, 2000 and April 3, 1999, respectively. Capital expenditures for the nine months ended April 1, 2000 and April 3, 1999 were approximately $6,360,000 and $4,987,000, respectively.

Senior Notes Payable. On July 30, 1998, the Company consummated a private placement of $15,000,000 of senior notes. The notes bear interest at 11%, and the maturity date is July 15, 2005. Interest payments are due quarterly. The indenture governing the notes contains certain restrictive covenants relating to, among other things, incurrence of additional indebtedness and dividend and other payment restrictions affecting the Company and its subsidiaries.

Hong Kong Credit Facility. During the second quarter of Fiscal 2000, Concord HK consummated a $26,200,000 credit facility (the "HK Facility") that is guaranteed by the Company, is secured by certain accounts receivables of the Company's Hong Kong operations and bears interest at 0.5% above the prime lending rate. The HK Facility is comprised of 1) a $5,600,000 Import Facility, 2) a $2,600,000 Packing Credit and Export Facility, and 3) an $18,000,000 Accounts Receivable Financing Facility. Availability under the Accounts Receivable Financing Facility is subject to advance formulas based on Eligible Accounts Receivable with no minimum borrowings. The Company utilized the HK Facility to replace a Non-notification Factoring with Recourse Facility it had with a Hong Kong bank. At April 1, 2000, approximately $6,496,000 was outstanding under the HK Facility and classified as short-term debt.

United Kingdom Credit Facility. During the second quarter of Fiscal 2000, the Company, through its Concord Camera Europe operations became indebted under a credit facility (the "UK Facility") in the United Kingdom that is secured by substantially all of the assets of its Goldline (Europe) Limited subsidiary. The UK Facility bears interest at 2.0% above the prime lending rate, is principally utilized for working capital needs and allows borrowings of up to approximately $1,000,000. At April 1, 2000, approximately $300,000 was outstanding under the UK Facility and classified as short-term debt.

Other Arrangements and Future Cash Commitments. Management believes that anticipated cash flows from operations together with financing from the Senior Notes Payable, the HK Facility and the UK Facility, or replacement facilities, will be sufficient to fund its operating cash needs for the foreseeable future. Historically, the Company's principal funding requirements have been and are expected to continue to be the financing of accounts receivable and inventory. However, the Company may seek alternative financing including the issuance of additional debt or equity instruments depending on strategic considerations. There is no assurance as to the availability or the terms upon which such financing may be available.

The Company is evaluating various growth opportunities and has from time to time held, and continues to hold, discussions and negotiations with (i) companies that represent potential acquisition or investment opportunities for the Company, (ii) potential strategic and financial investors who have expressed an interest in making an investment in or acquiring the Company, (iii) potential joint venture partners looking toward formation of strategic alliances that would broaden the Company's product base or enable the Company to enter new lines of business without necessarily acquiring an additional investment in or by the Company and (iv) potential new and existing OEM customers where the design, development and production of new products including certain new technologies would enable the Company to expand its existing business, and enter new markets outside its traditional business including new ventures focusing on wireless connectivity and other new communication technologies. There can be no assurance any definitive agreement will be reached regarding any of the foregoing, nor does management believe such agreements are necessary to successful implementation of the Company's strategic plans.

Impact of Year 2000

In the Company's previous filings with the Securities and Exchange Commission on Forms 10-Q and 10-K, extensive descriptions of the Company's Year 2000 ("Y2K") initiative were presented. Nothing has come to the Company's attention which would cause it to believe that its Y2K compliance effort was not successful. While the Company will continue to monitor for Y2K related problems, to date no significant Y2K issues have been encountered and the Company does not currently anticipate incurring additional expenses to address Y2K-related issues.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a result of its global operating and financial activities, is exposed to changes in interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposures to changes in interest rates and foreign currency rates through its regular operating and financing activities. Each of the Company's foreign subsidiaries purchases its inventories in U.S. Dollars and sells them in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. Certain components needed to manufacture cameras are purchased in Japanese Yen. The impact of foreign exchange transactions is reflected in the profit and loss statement. The Company's hedging activities were immaterial and as of April 1, 2000 there were no forward exchange contracts outstanding. The Company continues to analyze the benefits and costs associated with hedging against foreign currency fluctuations. The Company's exposure to changes in interest rates results from its borrowing activities used to meet its liquidity needs. Long-term debt is generally used to finance long-term investments, while short-term debt is used to meet working capital requirements. Derivative instruments are not presently used to adjust the Company's interest rate risk profile. The Company does not utilize financial instruments for trading or speculative purposes, nor does it utilize leveraged financial instruments.

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

           4.5         Hong Kong Credit Facility, dated                       Incorporated  by reference to the Company's  Form 10-Q
                       September 9, 1999, between The                         for the quarter ended January 1, 2000.
                       Hongkong and Shanghai Banking
                       Corporation Ltd. and the Company

           9.0         Agreement, dated as of January 6, 2000, pursuant       Incorporated by reference to the exhibits to Schedule
                       to which Harlan I. Press agreed to be bound by         13D Amendment No. 3 filed February 11, 2000.
                       the Amended and Restated Voting Agreement, dated
                       February 28, 1997, with respect to certain shares
                       of the Company's Common Stock.

           27          Financial Data Schedule                                Filed herewith.



b.      Reports on Form 8-K

On March 14, 2000, the registrant filed a report on Form 8-K reporting its announcement of the approval of a two-for-one split of its Common Stock to be effected through a stock dividend payable April 14, 2000 to stockholders of record as of March 27, 2000.

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


                              CONCORD CAMERA CORP.
                              --------------------
                                  (Registrant)


                             BY: /s/Harlan I. Press
                                 ------------------
                                    (Signature)

                                 Harlan I. Press
                Vice President, Treasurer and Assistant Secretary

                  DULY AUTHORIZED AND CHIEF ACCOUNTING OFFICER
                               DATE: May 15, 2000