Form 10-K
period 2000-07-01
CONCORD CAMERA CORP
filed 2000-08-30
CIK 831861

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



                    For the fiscal year ended July 1, 2000
                          Commission File No. 0-17038




                             Concord Camera Corp.
            (Exact name of registrant as specified in its charter)

                 New Jersey                             13-3152196
       (State or other jurisdiction of              (I. R. S. Employer
        incorporation or organization)              identification no.)


4000 Hollywood Boulevard, Suite 650N, Hollywood, Florida          33021
       (Address of principal executive offices)                 (Zip Code)

                                (954) 331-4200
             (Registrant's telephone number, including area code)


       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, no par value per share
                               (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             ----      ----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /


As of July 15, 2000 the aggregate market value of the Common Stock (based upon the high and low trading prices) held by non-affiliates of the Company was approximately $448,053,000.


As of July 15, 2000 the number of shares outstanding of the Company's Common Stock was 22,283,208.


                            ---------------------

                      DOCUMENTS INCORPORATED BY REFERENCE


                          See Exhibit Index -- Page 32

================================================================================

                                    PART I


     Unless the context indicates otherwise, when used in this report, "we," "us," "our," "Concord" and the "Company" refer to Concord Camera Corp. and its subsidiaries. Beginning in Fiscal 1999, the Company changed its fiscal year to end on the Saturday closest to June 30. Fiscal 2000 refers to the Fiscal Year ended July 1, 2000 and Fiscal 1999 refers to the Fiscal Year ended July 3, 1999. Prior to 1999, the Company's year-end was the twelve-month period ended June 30. References to "fiscal year" incorporate this usage.


     All information in this report gives effect to a two-for-one stock split effective on April 14, 2000 to shareholders of record on March 27, 2000.


Item 1. Business.

Photography Market Overview


     According to the Photo Marketing Association, approximately $6.5 billion of amateur cameras were sold in the U.S., Japan, Germany, the U.K. and France during 1998, the most recent year for which data is available. Sales in the U.S. accounted for approximately 40.0% of industry sales, followed by Japan (30.0%), Germany (15.0%), the U.K. (10.0%) and France (5.0%). The three fastest growing segments in the image capture device market are Advanced Photo System
(APS), digital and single use cameras. During the period from 1996 through 1998, sales in the U.S. of APS, digital, and single use cameras grew at compound annual growth rates of 67.9%, 65.0% and 23.9%, respectively.


     There are five main categories of cameras within the photography market:


   o Single use cameras -- Single use cameras are sold preloaded with film and battery and are designed to be used only once. After use, the consumer returns the entire camera to the photo processor. The processor then extracts the film and either disposes of the camera carcass or returns it for recycling. On a unit basis, single use cameras account for about 85.0% of all cameras sold, but only about 27.0% of amateur camera industry revenues. The total global market for single use cameras is estimated to be $1.8 billion.


   o Instant cameras -- Instant photography (most commonly associated with Polaroid) provides the advantage of instant photographs. The cost per print is substantially higher than 35mm and APS prints with a difference in quality. These cameras can be purchased in both a traditional version and a single use configuration. Instant cameras are a $100 million plus worldwide industry. Although this segment of the camera industry has experienced relatively flat sales for most of the past decade, new product launches during the last two years have had a positive impact on sales growth.


   o Digital cameras -- A digital camera uses an electronic sensor (versus silver halide film) to electronically capture an image, which is then stored in a memory device. Digital cameras allow for instantaneous viewing, and images can be easily downloaded to a computer for manipulation, reproduction and storage. Approximately 3.1 million digital cameras were sold worldwide in 1998, generating $1.6 billion in sales. In 1999, the digital market grew to 6.5 million units with a value of $3.5 billion.


   o 35mm and APS cameras -- This category includes essentially all other (non-single use) cameras that use silver halide film and do not have interchangeable lenses. Film formats include both 35mm and APS (24mm). Introduced in 1996, APS offers advanced imaging features relative to 35mm film. This category accounted for approximately $2.2 billion of amateur camera industry revenues in 1998.


   o Single lens reflex cameras (SLR) -- 35mm and APS SLR cameras offer interchangeable lenses and use a complex arrangement of mirrors to allow the user to view an image through the actual photographic lens instead of an optic viewfinder. SLR cameras generated revenues of about $800 million in 1998. SLR sales have generally been falling for most of the past 15 years. We do not compete in the SLR market.


Market Trends


     We expect to capitalize on a number of trends within the image capture industry, including the following:

   o Growth of Single Use Cameras. Single use cameras are inexpensive (suggested retail price $4-$10), easy to use and deliver high quality photographs. From 1996 through 1998, single use cameras experienced compound annual growth of 23.9%, and we expect the market to grow at a compound annual rate of 13.5% over the next five years.

   o Growth of Digital Photography. Digital photography is one of the fastest growing areas of consumer electronics. According to International Data Corporation, digital cameras are projected to achieve a 45.0% compound annual growth rate through 2004. Despite their relatively recent acceptance in the consumer market, digital cameras have already surpassed instant cameras, SLRs and traditional APS cameras in market value. We are well positioned to address this market, with one of the largest clean room facilities in the world dedicated to the manufacture of digital cameras. We recently completed two new digital camera projects. Our design teams are currently engaged in the development of additional digital projects that we plan to bring to market this fiscal year.

   o New Digital Image Capture Devices. In a clear departure from silver halide photography, digital imaging enables images to be displayed and used in ways that were previously impossible. Device manufacturers have begun to incorporate image capture devices into cellular phones, personal digital assistants, laptop computers and security monitoring devices. While we do not currently offer any such products, we have established relationships with several key partners in the electronic device market to pursue such opportunities in the future.

   o Impact of APS on Traditional 35mm Film. The APS film format was developed by a consortium of film and camera companies to invigorate traditional film and camera sales. APS offers multiple benefits to the consumer, including smaller cameras (by virtue of its 24mm film cartridge), one-step loading, multiple print formats (panoramic, high definition and classic) and the ability to encode information onto the print. Since its introduction in 1996, the APS format has grown steadily, from 1.1 million units in 1996 to an estimated 3.1 million units in 1998. Much of this growth has come at the expense of the 35mm format, which has experienced a 15.0% unit decline over the same period. As a licensee of the APS film format, we expect to benefit from the growth of APS cameras.

   o Outsourcing Trend by Photography Original Equipment Manufacturers
     (OEMs). Much like other manufacturing sectors of the economy, the photography industry has accelerated the pace of outsourcing its manufacturing activities to independent contract manufacturers. In keeping with this trend, during the past year we have entered into two new OEM relationships, renewed two existing relationships and expect to enter into similar relationships on an ongoing basis.


Our Company

     We design, develop, manufacture and sell on a worldwide basis high quality, popularly priced, easy-to-use image capture products. Our products include digital image capture devices and traditional and single use cameras in 35mm, APS and instant formats. By investing significant funds in our design, development, engineering and manufacturing capabilities, we have positioned ourselves to capitalize on the industry trend to outsource the design, development and manufacture of all types of image capture devices. As a consequence, we now develop new products, including digital image capture devices and innovative electro, optical and mechanical devices, both for our own account and in conjunction with our OEM customers and some of our key retail customers. We serve as a contract manufacturer of developed and co-developed products for our OEM customers, and we also sell our own branded and private label versions of those products incorporating certain of the co-developed technology.

     Our product line focuses on the three fastest growing segments in the image capture product market: APS, digital and single use cameras. According to the Photo Marketing Association, in the United States during the period from 1996 through 1998, sales of APS, digital and single use cameras grew at compound annual rates of 67.9%, 65.0% and 23.9%, respectively. We believe we are the fourth largest manufacturer of single use cameras in the world (behind Eastman Kodak Co., Fuji Photo Film Co. Ltd. and Konica Corporation). Based on our estimates, we produced approximately 13.7% of all single use cameras sold in 1999 worldwide excluding Japan. We estimate the single use camera market will grow at a worldwide compound annual growth rate of 13.5% during the next five years.

     We manufacture products in a facility we own in the People's Republic of China (PRC). Our manufacturing facility, together with three employee dormitories we lease, comprise in excess of 600,000 square feet. We have operated in the PRC since 1984. Our manufacturing capabilities and facilities in the PRC are key components of our low cost of production. Our monthly cost per production worker is approximately $184. Our Hong Kong management team, many of whom live in the PRC, oversees manufacturing activities. Our products are created, designed, developed and engineered principally in design centers in Hong Kong, the PRC and the United States. As of July 1, 2000, we employed approximately 80 engineers and designers.

     We have evolved from a manufacturer and distributor of cameras to a leading contract manufacturer of image capture products with strong retail distribution. At the same time we have developed and are beginning to manufacture a full line of lower priced digital cameras. Our average revenue from our existing products ranges from $3 to $17 per unit, while average revenue from our new digital products is expected to range from $40 to $125 per unit. We recently completed two development projects, one for an entry level digital camera having a $99 suggested retail price and another for a full-featured digital camera having a $200-$300 suggested retail price. Our design teams are currently engaged in the development of additional digital projects. The experience gained from these development projects should enable us to compete effectively for supply contracts with companies desiring to offer low cost digital camera solutions. Worldwide digital camera sales are projected to grow at a compound annual rate of approximately 45.0% over the next five years, with shipments expected to reach 41.6 million units in 2004, according to International Data Corp.


Our Growth Strategy

     We intend to enhance our position as a leader in contract manufacturing while continuing to expand our retail sales and distribution business. Our growth strategy includes the following key elements:

     o Obtain additional business from our existing OEM customers. Since Fiscal 1995, when we adopted the strategy of positioning ourselves as an innovative designer, developer and manufacturer of high quality, low priced products, we have captured OEM business from several of the world's largest film, camera and imaging companies, including Agfa-Gevaert AG, Eastman Kodak Co., Ferrania S.p.A., KB Gear Interactive, Inc. and Polaroid Corp. We continue to invest in product development to increase business from our existing OEM customers.

     o Develop new OEM relationships. We intend to leverage our existing relationships and our strong capabilities in engineering, design and manufacturing to establish new OEM relationships. We also intend to capitalize on our recent entry into the lower-priced digital camera market to attract new OEM customers.

     o Differentiate ourselves from other contract manufacturers. We will continue to differentiate ourselves from our competitors by providing OEM customers with the dedicated design and development expertise of our experienced engineers at our facilities in Hollywood, Florida, Hong Kong and the PRC, as well as our advanced, low-cost manufacturing capabilities.

     o Continue to expand our retail and distribution business. We continue to globally expand our retail sales and distribution business by increasing customers, product listings, retail segments and sales volumes through the continued introduction of new product lines and models, many of which are the result of our development and co-development programs with our OEM customers. Our retail customers now include Argus, Boots, K-Mart, Target, Walgreens, Eckerds and Wal-Mart. We continue to invest in our internal sales and marketing capabilities to expand our retail business.

     o Pursue strategic relationships and acquisitions. When appropriate, we intend to seek strategic relationships with leading companies in our industry, as well as acquisitions that will help us further expand our product mix, our distribution and our retail competitive positions.


Products

     We design, develop, manufacture and sell image capture products. Our products include digital image capture devices and traditional and single use cameras in 35mm, APS and instant formats. We often serve as a contract manufacturer of developed and co-developed products for our OEM customers, and we also sell our own branded and private label versions of those products incorporating the developed and co-developed technology.

     Existing Products. We manufacture digital, traditional and single use cameras in 35mm, APS and instant formats. Our Company manufactures and assembles products in the PRC both as a contract manufacturer on an OEM basis and for direct sale under our labels and under private label brand names. Our existing products have a suggested retail price of $5 to $169, while our digital cameras will initially have a suggested retail price of $99 to $300.


     New Products. We design and develop new products, both independently and on a co-development basis with existing and potential OEM customers. Recently completed projects include both an entry level digital camera having a $99 suggested retail price and a full-featured digital camera having a $200 to $300 suggested retail price.


     Our full-featured digital camera is intended to be the smallest and lightest camera on the market in its category. This product has a VGA image sensor, 3x optical zoom, an internal microdisplay and image enhancement software providing up to 1.2 megapixel interpolated resolution. It easily fits into a shirt pocket or purse, making it a convenient traveling companion. The product is designed to provide significant battery life, offering more than 300 images on one lithium battery. We anticipate the product's cost basis to decline with increasing volume. We anticipate commencing production and shipping of this product by late summer or early fall of 2000. Over the next several years, digital cameras are expected to represent a material portion of our sales as well as worldwide camera sales. New products are, and we expect they will continue to be, designed both independently and on a co-development basis with existing and potential OEM customers.


     Concord's expenditures for product design and development increased from $3.1 million in Fiscal 1997 to more than $4.9 million in Fiscal 2000. We anticipate product development costs will increase further in Fiscal 2001. The increase would be principally attributable to the development, design and production of new digital image capture devices, in some instances incorporating both digital and wireless technology.


Existing OEM Relationships


     We have developed products and long-term relationships with several of the world's largest and most successful film, camera, and imaging manufacturers. Currently, our three largest OEM customers, Polaroid, Kodak and Agfa, accounted for approximately 25.1%, 22.4% and 11.7% of sales, respectively, in Fiscal 2000. All of our OEM agreements require substantial minimum annual purchases. In Fiscal 1999 our ten largest customers accounted for approximately 86.9% of sales. Our OEM customers include the following:


     Agfa. In Fiscal 1996 under a co-development agreement with Agfa, we partnered the development of the world's first two-format APS single use cameras. We continue to manufacture, on an exclusive basis, various single use cameras for Agfa under a multi-year OEM contract.


     Ferrania S.p.A. (formerly Imation). We established a contractual OEM relationship with Imation (now Ferrania S.p.A.) for the production of single use cameras in Fiscal 1995. Products developed under this contract, which was renewed in Fiscal 2000, include our various daylight and flash single use camera models.


     KB Gear. In May 2000 we announced the co-development of KB Gear's next generation, entry-level still digital camera, the Jam Cam 3.0(TM), which we manufacture exclusively at our PRC facilities. We commenced shipping this product, which has a suggested retail price of $99, in early August 2000.


     Kodak. We were awarded a long-term supply agreement for a traditional motorized APS camera in Fiscal 1997. Shipments of the camera began in the first quarter of Fiscal 1998, and we believe the camera is now among the best selling APS cameras in the world. We retained the right to sell these cameras under our brand names, and shipments of our branded versions began in the first quarter of Fiscal 1999.


     On March 23, 2000, we announced a new three-year contract with Kodak to manufacture APS single use cameras as an OEM. We believe that single use cameras are Kodak's fastest-growing product line within non-digital photography. We anticipate that the contract will contribute approximately $20 to $25 million of revenues annually, and we anticipate that it will serve as a platform for additional contract manufacturing opportunities with Kodak. To our knowledge, this contract represents the first time Kodak has outsourced any of its single use camera manufacturing.

     Polaroid. Capitalizing on an existing relationship with Polaroid for the production of single use cameras, we entered into a co-development and long-term supply agreement to co-design and manufacture an instant single use camera and an instant manual camera for Polaroid. Shipments of these products commenced in Fiscal 1999. We are involved in discussions with Polaroid looking toward the production of additional products.


Future OEM Relationships


     We believe we are positioned to become one of the prime beneficiaries of an outsourcing trend in the traditional, single use and digital image capture device markets, including wireless transmission and Internet connectivity. By investing significant funds in development, design, engineering and manufacturing capabilities, we have become a high quality, low cost contract manufacturer. In addition, OEM customers are increasingly searching for development and co-development partners that can provide OEM's with value added assistance in the design, development and testing of innovative technologies. Our ability to serve not only as a reliable, quality contract manufacturer but also as a valuable strategic partner positions us for continued success in our OEM business.


     We are negotiating with existing and potential OEM customers for the development, design and production of a number of new products, including cameras and image capture devices incorporating digital, wireless connectivity and communications technology. We target potential OEM customers with:


     o an established brand name,


     o existing channels of distribution,


     o multiple product outsourcing potential (traditional, single use and digital cameras), and


     o products complementary to our manufacturing and value-added skills.


     We have completed our transition from a manufacturer and distributor of cameras to a contract manufacturer of image capture products with strong retail distribution. At the same time we have developed and are beginning to manufacture a full line of lower priced digital cameras. Our average revenue in existing products is $3 to $17, compared to average revenue in our new digital products of approximately $40 to $125. Our product development capabilities have enabled us to offer proprietary assistance in design and product development. Our team of designers, product development specialists and manufacturing managers has been able to develop extremely compact designs that permit numerous features to be incorporated.


Direct Sales to Retailers


     We make direct sales to retailers on a worldwide basis through Concord Americas covering the U.S., Latin America and Canada, Concord Europe covering the U.K., France and Germany and Concord Asia covering Hong Kong. Concord Asia is also responsible for all OEM sales as well as FOB Hong Kong sales to large retail customers in the Americas and Europe. We market our products to retailers under the following brand names:


                o Concord(R)                 o Argus(R)
                o Keystone(R)                o Apex(R)
                o Le Clic(R)                 o Fun Shooter(R)
                o Goldline(R)                o eye Q(TM)


Our worldwide direct sales customers include the following major discount, drug and retail chains: Argus, Boots, K-Mart, Target, Walgreens, Eckerds and Wal-Mart. Wal-Mart, one of our largest direct sales customers, has designated Concord as a Wal-Mart "Supplier of Excellence" for the first quarter of 2000, a prestigious award presented to a select group of companies that supply Wal-Mart with quality merchandise, have superior fulfillment execution and a firm understanding of the market to assist Wal-Mart in better serving its customers.



     We also sell our products to other consumer product companies who use the cameras as premiums in connection with their product sales.

     We have in-house sales personnel who make a majority of our U.S. sales. To assist our in-house staff, we also have approximately 18 non-affiliated sales agents who serve specific geographic areas. Sales agents generally receive commissions ranging from 1.0% to 3.0% of net sales, depending on the type of customer, and may act as selling agents for products of other manufacturers.

     Our direct sales to retailers represented approximately $54.9 million in Fiscal 2000 and $36.8 million in Fiscal 1999. This increase was fueled by the introduction of new product lines and models, some of which resulted from our development and co-development programs with OEM customers.


Competition

     The camera and photographic products industry is highly competitive. As a manufacturer and distributor of high quality low cost image capture devices, we encounter substantial competition from a number of firms, many of which have longer operating histories, more established markets and more extensive facilities than we have. Many of our competitors have greater resources than we have or may reasonably be expected to have in the foreseeable future. Our competitive position is dependent upon our ability to continue to manufacture in the PRC.


Licensing Activities

     In Fiscal 1995 we entered into a license agreement with Hallmark Licensing, Inc., as agent for Binney & Smith Properties, Inc. Under the agreement, we license certain trademarks regarding Crayola and certain associated marks, trade names and logos for use with single use and traditional 35mm and APS format cameras. The agreement expires December 31, 2001 and includes an automatic renewal provision.

     We are one of four companies licensed by Fuji to manufacture and remanufacture single use cameras. Single use cameras accounted for 48.2% of our Fiscal 2000 sales. We have been contractually restricted from entering the Japanese market. The restriction lapses at the beginning of 2001. In June 1999, the International Trade Commission (ITC) banned the unlicensed importation of new and reloaded single use cameras in the United States due to patent infringement. The ITC's decision has been appealed to the Court of Appeals for the District of Columbia. If the decision is upheld, we believe it will reduce competition in the single use camera product line.

     We also have an action pending in federal court against Fuji with respect to our non-exclusive license to use certain Fuji intellectual property in connection with the manufacture and sale of single use cameras. Termination of the license would have a material adverse effect on our single use camera business if Fuji's patents were found to be valid and infringed by our single use cameras. See "Legal Proceedings."


Manufacturing

     We conduct all of our manufacturing activities in the PRC. Our vertically integrated manufacturing activities include plastic injection molding of lenses and other parts, stamping and machining of metal parts, use of surface mount technology, bonding, assembly and quality inspection.

     Modernized Facilities. In Fiscal 1996 we began constructing a new manufacturing facility on a previously acquired site in the PRC. During Fiscal 1999 we expanded our facilities by increasing our manufacturing and related dormitory facilities to over 600,000 square feet. In Fiscal 1999 the China Authorization Center of Import & Export Commodity accredited our PRC manufacturing facilities as an ISO 9002 certified facility. We have invested in excess of $25 million in capital expenditures and improvements at the facility over the last four years.

     In February 2000 we opened a new production facility in the PRC dedicated to digital image capture device manufacturing. Two thirds of this new facility is comprised of class 10,000 clean rooms where the ambient air particle count is controlled and special gowns are worn by all personnel to maintain a high level of cleanliness. The new facility, located on the site of our PRC manufacturing operations, has a fully trained and dedicated on-site staff including operators, engineers (mechanical, electrical and optical) and production managers and supervisors. We have other technical and manufacturing personnel available on site and Concord design and development engineers located in nearby Hong Kong.

     Equipment and Raw Materials. We own or lease the tools and equipment necessary to manufacture most of the components used in our cameras. Numerous manufacturers and suppliers located in the Far East and other parts of the world supply us with components, materials and film that we do not manufacture. Raw materials and components that we purchase include film, batteries, glass lenses, plastic resins, metal, packaging and electronic component parts.


     PRC Agreement. Our operations and profitability are substantially dependent upon our manufacturing and assembly activities. Our current processing agreement with the PRC entities expires in November 2002. We intend to continue to expand our operations in the PRC, but there can be no assurance we will be able to do so.


Trademarks and Patents


     We own trademarks on the CONCORD(R), KEYSTONE(R), FUN SHOOTER(R), LE CLIC(R), GOLDLINE(R) and APEX(R) names for cameras sold in the United States and numerous foreign countries, the ARGUS(R) name in numerous foreign countries, and we have applied for the trademark EYE Q(TM) in the United States and numerous foreign countries. We own numerous patents, certain of which are used in our current products. We have applied for, and will continue to apply for, in the United States and foreign countries patents to protect the inventions and technology developed by or for the Company. We do not believe our competitiveness and market share are dependent on the ultimate disposition of our patent applications.


Employees


     As of July 1, 2000, we had 218 employees, approximately 56.0% of whom were located in Hong Kong and the PRC. None of our employees are represented by collective bargaining agreements.


     Pursuant to our agreements with governmental agencies in the PRC, those governmental agencies provide us with approximately 6,500 workers at our facilities in the PRC. To date, no labor dispute has ever disrupted our operations. Our ongoing relationship with these workers is good.


Forward-Looking Statements


     This report and the information incorporated by reference include statements that are "forward-looking statements" within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as "believes," "expects," "may," "will," "should," "seeks," "intends," "plans," "estimates," or "anticipates" or the negative of those words or other comparable terminology. Forward-looking statements are not historical facts but instead represent only our present belief regarding future events, many of which, by their nature, are inherently uncertain and involve risks and uncertainties. A number of important factors could cause actual results to differ, perhaps materially, from the anticipated results indicated in the forward-looking statements. For a discussion of some of the factors that could cause actual results to differ, please see the discussion under "Risk Factors" contained in this report.


Item 2. Properties.


     In Hollywood, Florida, we lease our principal office space which consists of approximately 15,000 square feet. We also lease our domestic warehouse, in Fort Lauderdale, Florida, which consists of approximately 12,000 square feet. These leases expire on August 31, 2010 and January 4, 2009, respectively.


     In Hong Kong, we own one floor and lease four floors of business and warehouse space. In the UK, we own an 11,000 square foot building on a one-half acre parcel. We also lease warehouse and/or office space in France, Canada and Germany in connection with the activities of our subsidiaries in these jurisdictions.


     In the PRC, we own a manufacturing facility in Baoan County, Shenzen Municipal, and we lease three employee dormitories and a cafeteria. Pursuant to land use agreements entered into with certain PRC governmental agencies, we obtained the title and rights to use approximately eight acres of land for factory buildings, dormitories and related ancillary buildings. Under the land use agreement, we have the right to use the land through the year 2042. At the end of the term, a PRC governmental agency will own the facilities and we will have the right to lease the PRC land and improvements thereon at then prevailing lease terms.


Item 3. Legal Proceedings.

     Jack C. Benun. On November 18, 1994, the Company filed a demand for arbitration in New Jersey for money damages in excess of $1.5 million against Jack C. Benun ("Benun"), its former chief executive officer who was discharged for cause in Fiscal 1995. This action was taken due to Benun's failure to fully compensate the Company for damages it sustained as a result of Benun's breaching his employment obligations, his fiduciary obligations and perpetrating frauds upon the Company, including the misappropriation of funds from the Company. Benun has submitted a counterclaim in which he alleges wrongful termination of his employment and denial of benefits by the Company. Benun's counterclaim does not contain any statement of the dollar amount of his alleged damages, although he has written to the Company asserting damages of approximately $6.7 million. The Company is vigorously pursuing its action as well as defending the counterclaim. On August 24, 1999, the arbitrator upheld the propriety of Concord's termination for cause of Benun. The arbitrator found that Benun perpetrated frauds on the Company by diverting and embezzling Company monies. The Company is pursuing damage claims against Benun related to the frauds and embezzlement. Phase two of the arbitration is scheduled to begin during the week of September 25, 2000.

     Fuji. On December 30, 1997, the Company commenced in the United States District Court of the Southern District of New York (the "Court") an action against Fuji seeking to enforce the terms of a Settlement Agreement between the Company and Fuji (the "Settlement Agreement") and to restrain Fuji from terminating the Settlement Agreement. Under the terms of the Settlement Agreement, the Company has been granted a worldwide (subject to certain geographic limitations), non-exclusive license to use certain Fuji intellectual property in connection with the manufacture and sale of single use cameras. Termination of the license would have a material adverse effect on the Company's single use camera business if Fuji's patents were found to be valid and infringed by the Company's single use products. On January 9, 1998, the Court granted the Company's request for an order restraining Fuji from terminating the Settlement Agreement. Pending a final judicial determination of the disputes, the restraining order will continue in effect as long as the Company refrains from making any further shipments pursuant to the purchase order that gave rise to the dispute. Fuji filed a motion for summary judgment, and the Company filed a motion seeking to preclude Fuji from presenting certain expert testimony. Both motions were denied by the Court, but Concord will be allowed to reassert its motion at trial if Fuji does not establish an adequate evidentiary basis for the expert testimony. The Court has scheduled this matter for trial beginning on October 31, 2000.

     The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company's management, the resolution of such matters, including those described above, will not have a material adverse effect on its financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     Our Annual Meeting of Shareholders was held on April 24, 2000. Our shareholders elected each of our nominees to the Board of Directors by the following votes1:

  Mr. Ira B. Lampert                9,445,530 for,     1,296,723 withheld;
  Mr. Eli Arenberg                 10,248,413 for,       493,840 withheld;
  Mr. Ronald S. Cooper             10,252,539 for,       489,714 withheld;
  Mr. Morris H. Gindi              10,251,939 for,       490,314 withheld;
  Mr. Joel L. Gold                 10,252,039 for,       490,214 withheld;
  Mr. J. David Hakman              10,129,338 for,       612,915 withheld; and
  Mr. Kent M. Klineman             10,248,864 for,       493,389 withheld.

------------
1 The numbers of shares set forth above are not split-adjusted.

     At the Annual Meeting, our shareholders also approved two amendments to the Company's Certificate of Incorporation. The first amendment, increasing the authorized common stock from 40,000,000 shares to 100,000,000 shares, was approved by the following vote: (i) for, 9,956,513; (ii) against, 774,199; and
(iii) abstain, 11,541. The second amendment, authorizing the Company to issue up to 1,000,000 shares of preferred stock, was approved by the following vote:
(i) for, 3,407,560; (ii) against, 1,987,157; (iii) abstain, 23,402; and (iv)
not voted, 5,324,134.

     The shareholders also ratified the appointment of Ernst & Young LLP as our independent auditors for Fiscal 2000 by the following vote: (i) for, 10,732,474; (ii) against, 2,935; and (iii) abstain, 6,844.

                                    PART II

Item 5. Market for Company's Common Equity and Related Shareholder Matters.

     Our common stock has been quoted on the Nasdaq National Market under the symbol "LENS" since July 12, 1988. The following table sets forth the high and low closing prices for the common stock as reported on the Nasdaq National Market for the period from July 1, 1998 through July 1, 2000. The prices set forth below have been adjusted for the two-for-one stock split effective on April 14, 2000 to shareholders of record on March 27, 2000.



                                        High          Low
                                    -----------   -----------
       Quarter ended
  July 1, 2000 ..................     $ 26.81       $ 12.94
  April 1, 2000 .................     $ 28.72       $ 10.85
  January 1, 2000 ...............     $ 11.38       $  4.25
  October 2, 1999 ...............     $  4.84       $  2.75

  July 3, 1999 ..................     $  2.84       $  1.78
  April 3, 1999 .................     $  2.50       $  2.02
  January 2, 1999 ...............     $  2.75       $  1.53
  October 3, 1998 ...............     $  3.38       $  1.53


     The closing price of our common stock on the Nasdaq National Market on June 30, 2000 was $20.875 per share.

     As of July 1, 2000, there were approximately 1,041 shareholders of record of our common stock.

Item 6. Selected Financial Data.



                                                                        Fiscal Year Ended
                                               --------------------------------------------------------------------
                                                 July 1,       July 3,       June 30,       June 30,      June 30,
                                                   2000          1999          1998           1997          1996
                                               -----------   -----------   ------------   -----------   -----------
                                                           (Dollars in thousands except per share data)
STATEMENT OF
OPERATIONS DATA:
Net sales ..................................    $173,158      $118,418       $102,663       $65,747       $66,782
Cost of product sold .......................     126,148        86,664         74,771        48,722        49,293
                                                --------      --------       --------       -------       -------
Gross profit ...............................      47,010        31,754         27,892        17,025        17,489
Operating expenses .........................      31,045        23,593         21,892        17,864        19,173
                                                --------      --------       --------       -------       -------
Operating income (loss) ....................      15,965         8,161          6,000          (839)       (1,684)
Other (income), net ........................        (883)         (441)          (517)         (123)          (30)
                                                --------      --------       --------       -------       -------
Income (loss) before taxes .................      16,848         8,602          6,517          (716)       (1,654)
Provision (benefit) for taxes ..............      (2,751)          893            504           117            80
                                                --------      --------       --------       -------       -------
Net income (loss) ..........................    $ 19,599      $  7,709       $  6,013      ($   833)     ($ 1,734)
                                                ========      ========       ========       =======       =======
Basic earnings (loss) per share* ...........    $   0.89      $   0.35       $   0.27      ($  0.04)     ($  0.08)
                                                ========      ========       ========       =======       =======
Diluted earnings (loss) per share* .........    $   0.81      $   0.33       $   0.26      ($  0.04)     ($  0.08)
                                                ========      ========       ========       =======       =======
BALANCE SHEET DATA:
Working capital ............................    $ 52,600      $ 37,447       $ 20,813       $13,994       $16,696
                                                ========      ========       ========       =======       =======
Total assets ...............................    $134,003      $ 96,647       $ 72,082       $53,088       $49,850
                                                ========      ========       ========       =======       =======
Total debt .................................    $ 19,555      $ 29,735       $ 15,599       $11,197       $ 9,348
                                                ========      ========       ========       =======       =======
Total stockholders' equity .................    $ 66,290      $ 42,696       $ 36,105       $29,502       $30,478
                                                ========      ========       ========       =======       =======

------------
* Per share data for all periods presented has been restated to reflect a two-for-one stock split. For further discussion see Note 7 to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the Fiscal Year ended July 1, 2000 consolidated financial statements and the related notes thereto. Except for historical information contained herein, the matters discussed below are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to economic, governmental, political, competitive and technological factors affecting Concord's operations, markets, products, prices and other factors discussed elsewhere in this report and the documents filed with the Securities and Exchange Commission ("SEC"). These factors may cause results to differ materially from the statements made in this report or otherwise made by or on behalf of Concord.


                                   OVERVIEW

     We design, develop, manufacture and sell on a worldwide basis high quality, popularly priced, easy-to-use image capture products. Our products include digital image capture devices and traditional and single use cameras in 35mm, Advanced Photo System (APS) and instant formats. We manufacture and assemble our products in the PRC for direct sales under Company brand names, private label names, and on an original equipment manufacturer ("OEM") basis.

     Over the last five years, we have evolved from a manufacturer and distributor of cameras to a contract manufacturer of image capture products with strong retail distribution. We have improved the quality and capacity of our manufacturing operations to a world class standard and have acquired additional core technology, design and engineering expertise which has, in turn, enabled us to improve product performance and picture quality and to respond quickly to customer requirements. These improvements allow us to obtain business from leading film, camera and imaging companies.

     We sell our products worldwide, through Concord Americas ("Concord Americas") covering the U.S., Latin America and Canada, Concord Europe ("Concord Europe") covering the U.K., France and Germany, and Concord Asia ("Concord Asia") covering Hong Kong. Concord Asia also is responsible for all OEM sales as well as FOB Hong Kong sales to large retail customers in the Americas and Europe. We market our products under the brand names Concord(R), Keystone(R), Le Clic(R), Argus(R), Apex(R), Goldline(R) and Fun Shooter(R).

     As a result of our strategy over the last five years, we have diversified our sales mix. Direct sales to our retail sales and distribution customers accounted for approximately 31.7% of sales for the Fiscal Year ended July 1, 2000 ("Fiscal 2000") compared to approximately 60.7% of sales during the Fiscal Year ended June 30, 1996 ("Fiscal 1996") and sales to OEM customers represented 68.3% of sales in Fiscal 2000 compared to 39.3% of sales in Fiscal 1996. The design and development expertise that has allowed us to obtain OEM contracts and, in many cases, develop new, additional products for our OEM customers, has allowed us to increase sales and gross profits to $173,158,000 and $47,010,000, respectively, in Fiscal 2000 from $66,782,000 and $17,489,000, respectively, in Fiscal 1996. The evolution of our OEM and branded products into digital and other image capture devices has diversified our product base. Sales of single use cameras accounted for 48.2% of sales in Fiscal 2000 compared to 65.2% in Fiscal 1996.

     For Fiscal 2000, our OEM sales were $118,222,000 and our retail and distribution sales were $54,936,000. For Fiscal 2000, retail and distribution sales were $17,593,000 to Concord Americas customers, $13,084,000 to Concord Europe customers and $24,259,000 to Concord Asia customers.

     We expect to continue to obtain additional business from these customers and establish new OEM relationships by positioning ourselves as an innovative designer, developer and manufacturer of high quality, low cost image capture products.

                             RESULTS OF OPERATIONS


Fiscal 2000 Compared to Fiscal 1999

Revenues


     Revenues for Fiscal 2000 and the Fiscal Year ended July 3, 1999 ("Fiscal 1999") were approximately $173,158,000 and $118,418,000, respectively, an increase of approximately $54,740,000, or 46.2%. This increase in sales resulted principally from increases in sales to OEM and retail and distribution customers. OEM sales in Fiscal 2000 and Fiscal 1999 were approximately $118,222,000 and $81,590,000, respectively, an increase of approximately $36,632,000, or 44.9%. Retail and distribution customer sales for Fiscal 2000 and Fiscal 1999 were approximately $54,936,000 and $36,828,000, respectively, an increase of approximately $18,108,000, or 49.2%. The increase in sales to OEM and retail and distribution customers was primarily due to increased sales to existing OEM and retail and distribution customers and, to a lesser extent, new OEM and retail and distribution customers.


     Sales of Concord Asia for Fiscal 2000 and Fiscal 1999, including FOB Hong Kong sales to Concord Americas and Concord Europe customers for Fiscal 2000 and Fiscal 1999 of $24,242,000 and $19,542,000, respectively, were approximately $142,480,000 and $101,327,000, respectively, an increase of approximately $41,153,000, or 40.6%. The increase was primarily due to higher sales to OEM and, to a lesser extent, retail and distribution customers.


     Sales of Concord Americas for Fiscal 2000 and Fiscal 1999, including FOB Hong Kong sales to Concord Americas customers were approximately $29,538,000 and $20,160,000, respectively, an increase of approximately $9,378,000, or 46.5%. The increase was primarily due to successful implementation of new programs with new and existing customers and the positive sell through of certain new products.


     Sales of Concord Europe for Fiscal 2000 and Fiscal 1999, including FOB Hong Kong sales to Concord Europe customers were approximately $25,382,000 and $16,473,000, respectively, an increase of approximately $8,909,000, or 54.1%. This increase was due to increased sales to both existing and new customers.


Gross Profit


     Gross profit for Fiscal 2000 and Fiscal 1999 was approximately $47,010,000 and $31,754,000, respectively, an increase of approximately $15,256,000, or 48.0%. Gross profit, expressed as a percentage of sales, increased to 27.1% for Fiscal 2000 from 26.8% for Fiscal 1999. This increase was primarily the result of more favorable absorption of manufacturing overhead and labor utilization resulting from increased sales and manufacturing volume and efficiencies. Product development costs were $4,921,000 for Fiscal 2000 compared to $4,815,000 for Fiscal 1999.


Operating Expenses


     Operating expenses, consisting of selling, general and administrative and interest expense, increased by $7,452,000, or 31.6%, to $31,045,000 in Fiscal 2000 from $23,593,000 in Fiscal 1999. As a percentage of sales, operating expenses, consisting of selling, general and administrative and interest expense decreased to 17.9% in Fiscal 2000 from 19.9% in Fiscal 1999.


     Selling expenses increased by $3,221,000, or 40.7%, to $11,143,000 in Fiscal 2000 from $7,922,000 in Fiscal 1999. The increase was primarily due to increases in promotional allowances, freight costs, and royalty expenses net of benefits from certain cost cutting activities. As a percentage of sales, selling expenses decreased to 6.4% in Fiscal 2000 from 6.7% in Fiscal 1999.


     General and administrative expenses increased by $4,417,000, or 36.2%, to $16,633,000 in Fiscal 2000 from $12,216,000 in Fiscal 1999. The increase was primarily attributable to the Company continuing to build its infrastructure to accommodate its growth. As a percentage of sales, general and administrative expenses decreased to 9.6% in Fiscal 2000 from 10.3% in Fiscal 1999.

     Interest expense decreased by $186,000, or 5.4%, to $3,269,000 in Fiscal 2000 from $3,455,000 in Fiscal 1999. As a percentage of sales, interest expense decreased to 1.9% in Fiscal 2000 from 2.9% in Fiscal 1999.


Other Income, Net


     Other income, net was approximately $882,000 and $441,000 in Fiscal 2000 and Fiscal 1999, respectively. Other income, net includes directors' fees, certain public relations costs, foreign exchange gains and losses and interest income. The increase was primarily attributable to higher interest income for Fiscal 2000, compared to Fiscal 1999, and to a much lesser extent, gains from foreign exchange transactions. The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, German Mark, British Pound Sterling, French Franc and Japanese Yen. Each of the Company's foreign subsidiaries purchases its inventories in U.S. Dollars and has the majority of its sales in U.S. dollars. Accordingly, the U.S. dollar is the functional currency. Certain sales to customers and purchases of certain components to manufacture cameras are made in local currency including Japanese Yen, thereby creating an exposure to fluctuations in foreign currency exchange rates. The translation from the applicable currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. In Fiscal 2000 and Fiscal 1999, the Company's hedging activities were immaterial and, at July 1, 2000, there were no forward exchange contracts outstanding.


Income Taxes


     In May 1992, the Hong Kong Inland Revenue Department notified the Company's Hong Kong subsidiary ("Concord HK") that its annual tax rate commencing July 1, 1992 would be 8.75%. The Company currently does not pay taxes or import/export duties in the PRC, but there can be no assurance that the Company will not be required to pay such taxes or duties in the future. Hong Kong is taxed separately from the PRC.


     The Company has never paid any income or turnover tax to the PRC on account of its business activities in the PRC. Existing PRC statutes can be construed as providing for a minimum of 10% to 15% income tax and a 3% turnover tax on the Company's business activities; however, the PRC has never attempted to enforce those statutes. The Company has been advised that the PRC's State Tax Bureau is reviewing the applicability of those statutes for processing activities of the type engaged in by the Company, but it has not yet announced any final decisions as to the taxability of those activities. After consultation with its tax advisors, the Company does not believe that any tax exposure it may have on account of its operations in the PRC will be material to its financial condition.


     The Company does not provide U.S. federal income taxes on undistributed earnings of its foreign subsidiaries as it intends to permanently reinvest such earnings. Undistributed earnings of its foreign subsidiaries approximated $48,353,000 as of July 1, 2000. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings. Upon eventual remittance, no withholding taxes will be payable. As of July 1, 2000, Concord had net operating loss carryforwards for U.S. tax purposes of approximately $6,647,000, which expire as follows: $4,116,000 in 2008, $2,353,000 in 2009 and the balance thereafter. Losses for state tax purposes begin to expire in 2002.


     Historically, the Company has maintained full valuation allowances on its deferred tax assets. As of July 3, 1999, there was a $6,024,000 valuation allowance recorded against its deferred tax assets which were primarily related to domestic net operating loss carryforwards. In assessing the realizability of its deferred tax assets, management evaluated whether it is more likely than not that some portion, or all of its deferred tax assets, will be realized. The realization of its deferred tax assets relates directly to the Company's ability to generate taxable income for U.S. federal and state tax purposes. The valuation allowance is then adjusted accordingly. As of July 1, 2000, based on all the available evidence, management determined that it is more likely than not its deferred tax assets will be fully realized. Accordingly, the valuation allowance was reversed in full and $4,518,000 was recognized as a deferred tax asset at July 1, 2000 and a corresponding deferred tax benefit was also recognized in Fiscal 2000. The Company recognized a net income tax benefit of $2,751,000 for Fiscal 2000, of which approximately $1,100,000 related to current tax expense for foreign operations. For Fiscal 2000, Fiscal 1999 and Fiscal 1998, the Company's effective tax rate was (16.3%), 10.4% and 7.7%. The Company's future effective tax rate will depend on the mix between foreign and domestic taxable income and losses, and the statutory tax rates of the relevant tax jurisdictions.


Net Income

     As a result of the matters described above, the Company had net income of approximately $19,599,000, or $0.81 per diluted share, for Fiscal 2000, compared to net income of $7,709,000, or $0.33 per diluted share, for Fiscal 1999. Significantly affecting net income for Fiscal 2000 was a deferred income tax benefit of $4,232,000 which primarily arose from the reversal of a valuation allowance and the recognition of a deferred tax asset. The deferred tax benefit was partially offset by a current tax expense of $1,481,000, resulting in a net income tax benefit of $2,751,000 or $0.11 per diluted share. In Fiscal 1999, net income included a provision for income taxes of $893,000, or $0.04 per diluted share.


Fiscal 1999 Compared to Fiscal 1998


Revenues

     Revenues for Fiscal 1999 and the Fiscal Year ended June 30, 1998, ("Fiscal 1998") were approximately $118,418,000 and $102,663,000, respectively, an increase of approximately $15,755,000 or 15.3%. Revenues from OEM and retail sales in Fiscal 1999 increased by approximately $13,542,000 or 19.9%, and $2,213,000 or 6.4% to $81,590,000 and $36,828,000, respectively, in Fiscal 1999 from $68,048,000 and $34,615,000, respectively, in Fiscal 1998. The increases in OEM and retail and distribution sales were attributable to increased purchases by existing OEM and retail and distribution customers together with purchases by new OEM and retail and distribution customers.

     Sales of Concord Asia in Fiscal 1999 and Fiscal 1998, including FOB Hong Kong sales to Concord Americas and Concord Europe customers for Fiscal 1999 and Fiscal 1998 of $19,542,000 and $17,109,000, respectively, were approximately $101,327,000 and $85,896,000, respectively, an increase of approximately $15,431,000, or 18.0%. The increase was due primarily to the shipments of the new single use instant and the new reloadable manual instant cameras and the growth of shipments to OEM and FOB customers, net of approximately $9,492,000 of non-recurring sales in Fiscal 1998 by Concord Asia.

     Sales of Concord Americas for Fiscal 1999 and Fiscal 1998, including FOB Hong Kong sales to customers of Concord Americas, were approximately $20,160,000 and $19,132,000, respectively, an increase of $1,028,000, or 5.4%.
The increase was primarily attributable to the successful implementation of new programs with new and existing customers and the successful sell through of certain new products.

     Sales of Concord Europe for Fiscal 1999 and Fiscal 1998, including FOB Hong Kong sales to customers of Concord Europe, were approximately $16,473,000 and $14,744,000, respectively, an increase of approximately $1,729,000, or 11.7%. The increase was primarily attributable to the successful implementation of new programs with new and existing customers and the successful sell through of certain new products.


Gross Profit

     Gross profit for Fiscal 1999 and Fiscal 1998 was approximately $31,754,000 and $27,892,000, respectively, an increase of approximately $3,862,000, or 13.8%. Gross profit, expressed as a percentage of sales, decreased from 27.2% in Fiscal 1998 to 26.8% in Fiscal 1999. This decrease was primarily a result of costs associated with the production ramp up of new products, increases in licensing costs, royalty expenses, and product development costs associated with new products. Product development costs for Fiscal 1999 and Fiscal 1998 were approximately $4,815,000 and $3,963,000, respectively, an increase of $852,000, or 21.5%.


Operating Expenses

     Operating expenses, consisting of selling, general and administrative and interest expense, increased by approximately $1,701,000, or 7.8% to $23,593,000 in Fiscal 1999 from $21,892,000 in Fiscal 1998. As a percentage of sales, operating expenses decreased to 19.9% in Fiscal 1999 from 21.3% in Fiscal 1998.

     Selling expenses decreased by $1,312,000, or 14.2% to $7,922,000 in Fiscal 1999 from $9,234,000 in Fiscal 1998. The decrease was primarily attributable to decreases in freight costs, royalty expenses, commission expenses and promotion allowances, net of increases in compensation and employee benefits. As a percentage of sales, selling expenses decreased to 6.7% in Fiscal 1999 from 9.0% in Fiscal 1998.


     General and administrative expenses increased by $1,227,000, or 11.2% to $12,216,000 in Fiscal 1999 from $10,989,000 in Fiscal 1998. The increase is primarily attributable to increases in professional fees and expenses related to new OEM customer agreements, and increases in compensation and employee benefits. As a percentage of sales, general and administrative expenses decreased to 10.3% in Fiscal 1999 from 10.7% in Fiscal 1998.


     Interest expense increased by $1,787,000, or 107.1% to $3,455,000 in Fiscal 1999 from $1,668,000 in Fiscal 1998. As a percentage of sales, interest expense increased to 2.9% in Fiscal 1999 from 1.6 % in Fiscal 1998. Such increase was primarily a result of an increase in average debt outstanding during Fiscal 1999.


Other Income, Net


     Other income, net decreased to $441,000 in Fiscal 1999 from $517,000 in Fiscal 1998. The decrease was primarily attributed to a loss in Fiscal 1999 of $432,000 associated with foreign exchange transactions compared to income in Fiscal 1998 of $371,000, partially offset by higher interest income in Fiscal 1999 of $1,099,000 compared to $433,000 in Fiscal 1998.


Income Taxes


     The income tax provision for Fiscal 1999 of approximately $893,000 was comprised of a current U.S. tax benefit of approximately ($53,000), a current foreign provision of approximately $786,000 and a deferred provision of approximately $160,000. The income tax provision for Fiscal 1998 of approximately $504,000 was comprised of a current U.S. tax provision of approximately $69,000, a current foreign provision of approximately $318,000 and a deferred provision of approximately $117,000. The Company's provision for income taxes for Fiscal 1999 and Fiscal 1998 was primarily related to the earnings of Concord Asia and Concord Americas, net of benefits relating to operating loss carryforwards and overpayments/refunds of Concord Europe.


Net Income


     As a result of the matters described above, the Company had net income of approximately $7,709,000 or $0.33 per diluted share in Fiscal 1999 as compared to net income of $6,013,000 or $0.26 per diluted share in Fiscal 1998, an increase in net income of approximately $1,696,000, or 28.2%.


                        LIQUIDITY AND CAPITAL RESOURCES


     At July 1, 2000, the Company had working capital of $52,600,000 compared to $37,447,000 at July 3, 1999. Cash provided by operations was approximately $9,661,000, $17,519,000 and $1,146,000 for Fiscal 2000, Fiscal 1999 and Fiscal
1998, respectively. The changes in cash provided by operating activities for the respective Fiscal Years was primarily attributable to changes in accounts receivable and inventories.


     Capital expenditures for Fiscal 2000, Fiscal 1999 and Fiscal 1998 were approximately $7,792,000, $6,166,000, and $4,459,000 respectively, and related primarily to plant and equipment purchases for the manufacturing facility located in the PRC.


     Cash used in financing activities was $8,185,000 for Fiscal 2000 compared to cash provided by financing activities of $12,234,000 in Fiscal 1999, and $5,135,000 in Fiscal 1998. In Fiscal 2000, the Company was able to refinance certain of its short-term debt and repay certain other high cost obligations including certain capital leases. In both Fiscal 1999 and Fiscal 1998, the Company borrowed significantly more monies on a short-term basis through revolving and other types of credit facilities and on a long-term basis through a private placement of unsecured senior notes.

     Senior Notes Payable. On July 30, 1998, the Company consummated a private placement of $15,000,000 of senior notes. The notes bear interest at 11.0%, and mature on July 15, 2005. Interest payments are due quarterly. The indenture governing the notes contains certain restrictive covenants relating to, among other things, incurrence of additional indebtedness and dividend and other payment restrictions affecting the Company and its subsidiaries.


     Hong Kong Credit Facilities. In Fiscal 1999, Concord HK utilized a $10,000,000 Non-Notification Factoring with Recourse Facility ("Factoring Facility") that was guaranteed by the Company, was secured by certain accounts receivables of Concord HK's operations and bore interest at 1.5% above the prime lending rate. During the last quarter of Fiscal 1999, $2,000,000 of the factoring facility was converted into two $1,000,000 equipment leasing facilities with terms of three and four years each. Availability under the factoring facility was subject to advance formulas based on Eligible Accounts Receivable with no minimum borrowings. At July 3, 1999, approximately $6,585,000, and $1,050,000 was outstanding and classified as short-term debt and capital lease obligations, respectively. Availability under the Factoring Facility amounted to $1,415,000 at July 3, 1999.


     Additionally, in April 1999, Concord HK entered into a credit facility (the "Concord HK Facility") with a lender that provided Concord HK with up to $4,200,000 of financing as follows: letters of credit of up to $2,900,000, and packing loans of up to $1,300,000. At July 3, 1999, approximately $1,504,000 in borrowings was utilized and outstanding under the facility. The facility was payable on demand, and bore interest at 2% above the prime lending rate which was 8.5% at July 1, 1999. The Company guaranteed all amounts outstanding under the facility.


     During the second quarter of Fiscal 2000, Concord HK consummated a $26,200,000 credit facility (the "HK Facility") that is guaranteed by the Company, is secured by certain accounts receivables of Concord HK's operations and bears interest at 0.5% above the prime lending rate which was 9.5% at July 1, 2000. The HK Facility is comprised of 1) a $5,600,000 Import Facility, 2) a $2,600,000 Packing Credit and Export Facility, and 3) an $18,000,000 Accounts Receivable Financing Facility. Availability under the Accounts Receivable Financing Facility is subject to advance formulas based on Eligible Accounts Receivable with no minimum borrowings. The Company utilized the HK Facility to replace both the Factoring Facility and the Concord HK Facility. At July 1, 2000, $1,495,000 was outstanding under the HK Facility and classified as short-term debt.


     United Kingdom Credit Facility. In November 1999, Goldline (Europe) Limited ("Goldline"), a United Kingdom subsidiary of the Company, became indebted under a credit facility (the "UK Facility") in the United Kingdom that is secured by substantially all of the assets of Goldline. The UK Facility bears interest at 2.0% above the UK prime lending rate which was 7.2% at July 1, 2000, is principally utilized for working capital needs and allows borrowings of up to approximately $1,000,000. At July 1, 2000, approximately $695,000 was outstanding under the UK Facility and classified as short-term debt.


     United States Credit Facilities. In June 2000, Concord Camera Corp. and a U.S. subsidiary each entered into a credit facility ( collectively, the "US Facilities") with lenders that provide Concord Keystone Sales Corp. and Concord Camera Corp. with up to $5,000,000 and $2,500,000, respectively, of unsecured working capital. The US Facilities bear interest at 1.75% above London Interbank Offer Rate ("LIBOR"), which was 6.2% at July 1, 2000. No amounts were outstanding under the US Facilities at July 1, 2000.


     The weighted average interest rate on the Company's short-term borrowings was approximately 10.6%, 11.7% and 11.2% for Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.


     Stock Split. The Company announced a two-for-one stock split of its common stock effected through a stock dividend to shareholders of record on March 27, 2000 and payable on April 14, 2000. Accordingly, share and per-share data for all periods presented have been restated to reflect the stock split.


     Common Stock Repurchase Program. The Company also purchased shares of its common stock in Fiscal 2000 and Fiscal 1999, for $759,000 and $2,926,000, respectively, as part of a Board of Directors ("Board") approved Common Stock repurchase program. The Board authorized the Company to spend approximately $10,500,000, of which approximately $6,700,000 is available. The Company has purchased a total of 1,543,000 shares of its common stock in open market transactions.

     Future Cash Commitments. Management believes that anticipated cash flow from operations, amounts available under its credit facilities and the proceeds from future securities offerings will be sufficient to fund its operating cash needs for the foreseeable future.

     The Company is evaluating various growth opportunities which could require significant funding commitments. We have from time to time held, and continue to hold, discussions and negotiations with (i) companies that represent potential acquisition or investment opportunities, (ii) potential strategic and financial investors who have expressed an interest in making an investment in or acquiring the Company, (iii) potential joint venture partners looking toward formation of strategic alliances that would broaden the Company's product base or enable the Company to enter new lines of business and (iv) potential new and existing OEM customers where the design, development and production of new products including certain new technologies would enable the Company to expand its existing business, and enter new markets outside its traditional business including new ventures focusing on wireless connectivity and other new communication technologies. There can be no assurance any definitive agreement will be reached regarding any of the foregoing, nor does management believe such agreements are necessary for successful implementation of the Company's strategic plans.


                                 RISK FACTORS

     Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before you purchase any of our common stock. These risks and uncertainties are not the only ones we face. Unknown additional risks and uncertainties, or ones that we currently consider immaterial, may also impair our business operations. If any of these risks or uncertainties actually occur, our business, financial condition or results of operations could be materially adversely affected. In this event, the trading price of our common stock could decline, and you could lose all or part of your investment.


Our operations are subject to control by the People's Republic of China (PRC) and various of its local governmental agencies.

     The continuing viability of our PRC agreements is crucial to our business operations in the PRC. We manufacture a majority of the components used in our cameras and assemble all of our manufactured finished products in the PRC. Our agreements with various PRC government agencies currently provide us with approximately 6,500 workers. We are responsible for their wages, food and housing. The termination or material modification of these agreements would have a material adverse impact on our revenues and earnings.


Political and economic uncertainties in the PRC could affect our business.

     Our business could be adversely affected by the imposition in the PRC of austerity measures intended to reduce inflation, which could result in the inadequate development or maintenance of infrastructure, the unavailability of adequate power and water supplies, transportation, raw material and parts, or a deterioration of the general political, economic or social environment in the PRC.


Relocation time and expenses could result in substantial losses.

     If we determine it is necessary to relocate our manufacturing facilities from the PRC, due to confiscation, expropriation, nationalization, embargoes, or other governmental restrictions, we would incur substantial operating and capital losses including losses resulting from business interruption and delays in production. In addition, as a result of a relocation of our manufacturing equipment and other assets, we would likely incur relatively higher manufacturing costs, which could reduce sales and decrease the current margin on the products we previously manufactured in the PRC. Relocation of our manufacturing operations would also result in disruption in the delivery of our products which could, in turn, reduce demand for such products in the future.


There is also a risk of business interruption as a result of political events, the costs of which may exceed our insurance coverage.

     The PRC has experienced political disruptions in the past. We maintain political risk insurance up to $15 million on equipment and business interruption insurance up to $15 million, but it is possible that political events may cause an interruption of our manufacturing operations, the cost of which might exceed our insurance coverage.

A change in the PRC's trade status could affect the import cost of our products.

     The PRC enjoys most-favored nation trading status granted by the United States, whereby the United States imposes the lowest applicable tariffs on exports to the United States. The United States annually reconsiders the renewal of most-favored nation trading status for the PRC. Pending approval by the Senate, a bill recently adopted by the House of Representatives would establish permanent normal trade relations with the PRC. If permanent normal trade relations were not established and the PRC's most-favored nation status were rescinded, there would be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, including those goods manufactured by us, which would have a material adverse impact on our revenues and earnings.


Termination of our non-exclusive license to use certain Fuji intellectual property would have a material adverse effect on our single use camera business if Fuji's patents were found to be valid and infringed by our single use products.

     On December 30, 1997, we commenced an action against Fuji Photo Film Co. Ltd. ("Fuji") in the United States District Court for the Southern District of New York. The action seeks to enforce the terms of a settlement agreement between us and Fuji and to restrain Fuji from terminating the settlement agreement. Under the terms of the settlement agreement, we were granted a worldwide (subject to certain geographic limitations), non-exclusive license to use certain Fuji intellectual property in connection with the manufacture and sale of single use cameras. Termination of the license would have a material adverse effect on our single use camera business if Fuji patents were found to be valid and infringed by our single use products. On January 9, 1998, the Court granted our request for an order restraining Fuji from terminating the settlement agreement. Pending a final judicial determination of the dispute, the restraining order will continue in effect as long as we refrain from making any further shipments under the purchase order that gave rise to the dispute. See "Legal Proceedings."


We are dependent on certain large OEM customers.

     Our three largest OEM customers, Agfa, Kodak and Polaroid, represented approximately 59.2% of our revenue during Fiscal 2000. The loss of any of these OEM customers could have a material adverse impact on our revenues and profits.



A reversal of the International Trade Commission ban on importation of re-loaded single use cameras could adversely affect our business.

     In June 1999, the International Trade Commission banned the unlicensed importation of new and reloaded single use cameras due to the infringement of such imports on existing United States patents held by Fuji. This decision has been appealed to the Court of Appeals for the District of Columbia. If the decision is reversed, and the United States market for imported remanufactured single use cameras becomes open to competition, it could have a material adverse impact on our revenues and earnings.


We are dependent on a small group of key personnel.

     Our business is managed by a small number of key management and operating personnel. In particular, we rely on the continued services of Ira B. Lampert, our Chairman, President and Chief Executive Officer. The loss of any of these key employees could have a material adverse impact on our business. We believe our future success will depend in large part on our continued ability to attract highly skilled and qualified personnel. Competition for such personnel is intense. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to pay higher compensation for employees than currently budgeted. Our inability to attract and retain such personnel could limit our growth and affect our profits.


Our newer digital camera products involve a more complex development process which we may not be able to successfully integrate into our operations.

     Digital cameras involve a more complex development process and component procurement than our existing camera business. Manufacturing delays, including component procurement delays which may be outside our control, could adversely impact our business, results of operations and financial condition.

To achieve our operating and financial objectives, we must manage our anticipated growth effectively.


     Our business has grown rapidly, and our future success depends in large part on our ability to manage our recent and anticipated growth. To manage this growth, we will need to hire additional experienced, skilled personnel and to train, manage and retain key employees. These activities may strain our management resources. If we are unable to manage growth effectively, our profits would be adversely affected.


The camera and photographic products industry is highly competitive.


     As a manufacturer and distributor of low cost image capture products, we encounter substantial competition from a number of firms, many of which have longer operating histories, more established markets, more extensive facilities and, in some cases, greater resources.


We face certain foreign currency risks as a result of conducting a substantial portion of our business activities in Hong Kong.


     Since 1983 the Hong Kong dollar has been pegged to the United States dollar, but the exchange rate of the Hong Kong dollar may fluctuate in the future. Although our OEM and major retail business is conducted in U.S. dollars, certain of our obligations under agreements in the PRC, as well as our Hong Kong suppliers, are paid in Hong Kong dollars. We are also exposed to currency risks in Japan and other countries where we purchase materials for our products or sell those products. We generally do not engage in currency hedging activities.


We also face political risks as a result of conducting administrative, sales, engineering and design activities in Hong Kong.


     In July 1997, the exercise of sovereignty over Hong Kong was transferred from the United Kingdom to the PRC and Hong Kong became a Special Administrative Region of the PRC. We cannot predict how the PRC will interpret and implement the basic law that provides, in part, for the capitalist system and way of life to remain unchanged for 50 years. We can also not predict the effect of any such action on our business activities in Hong Kong or our operations or financial condition in general. Any significant changes affecting our operations or financial condition in the PRC or Hong Kong could have a material adverse effect on our business and financial condition.


The importation of products into the United States and other countries in which our products are sold is subject to various other risks.


     The United States, the PRC, Hong Kong, the European Union or other countries may impose trade restrictions that could adversely affect our operations. In addition, the United States is currently monitoring various PRC practices, including trade, investment and government procurement, as well as the PRC's compliance with various multilateral and bilateral agreements. We cannot predict whether the United States will take future trade actions against the PRC that may result in increased tariffs against PRC products, including products imported by us.


The market price of our common stock may fluctuate.


     The stock markets, and in particular the Nasdaq National Market, have experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many companies and that often have been unrelated or disproportionate to the operating performance of such companies. Many stocks are trading at or near historical highs and reflect price to earnings ratios substantially above historical levels that may not be sustained. These broad market factors may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which could harm our business.

Future sales of our common stock could adversely affect the price of the common stock.

     Future sales of our common stock could depress the market price of the shares. Future sales of these shares or the market's perception that any sales could occur may cause the market price of the common stock to fall. Such sales might also make it more difficult for us to raise funds through future equity offerings or to use equity as consideration for future acquisitions.


We may not be able to identify and integrate future acquisitions.

     We intend to pursue strategic acquisitions we consider reasonable in light of the revenues and profits we believe we will be able to generate from these acquisitions. The cost of acquisitions within the industry has generally increased over time. Additionally, we compete for acquisitions with certain other industry competitors, some of which have greater financial and other resources than we do. Increased demand for acquisitions may result in fewer acquisition opportunities for us as well as higher acquisition prices. Although we believe opportunities may exist for us to grow through acquisitions, we may not be able to identify and consummate acquisitions on acceptable terms. If we do acquire other companies, we may not be able to profitably manage and successfully integrate them with our operations and sales and marketing efforts without substantial costs or delays. Acquisitions involve a number of potential risks, including the potential loss of customers, increased leverage and debt service requirements, combining disparate company cultures and facilities and operating in geographically diverse markets. One or more of our future acquisitions may have a material adverse effect on our financial condition and results of operations.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     We, as a result of our global operating and financial activities, are exposed to changes in interest rates and foreign currency exchange rates which may adversely affect our results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, we manage exposures to changes in interest rates and foreign currency exchange rates through our regular operating and financing activities. Our hedging activities were immaterial and as of July 1, 2000 there were no forward exchange contracts outstanding. We continue to analyze the benefits and costs associated with hedging against foreign currency fluctuations. Our exposure to changes in interest rates results from our investing and borrowing activities used to meet our liquidity needs. Long-term debt is generally used to finance long-term investments, while short-term debt is used to meet working capital requirements. Derivative instruments are not presently used to adjust our interest rate risk profile. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments.


Item 8. Financial Statements and Supplemental Data.

     The financial statements listed in Item 14(a) (1) and (2) are included in this report beginning on page F-2.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     None.

                                   PART III


Item 10.  Directors and Executive Officers of the Company.


Executive Officers and Directors


     Our executive officers and directors, and their respective ages as of July 1, 2000, are as follows:



Name                                 Age                         Position
---------------------------------   -----   --------------------------------------------------
Ira B. Lampert(3)(4) ............    55     Chairman, President and Chief Executive Officer
Brian F. King ...................    47     Senior Vice President and Secretary
Harlan I. Press .................    36     Vice President, Treasurer and Assistant Secretary
Gerald J. Angeli ................    47     Vice President of OEM Product Supply
Keith L. Lampert ................    30     Vice President of the Company and Managing
                                             Director of Concord HK
Urs W. Stampfli .................    48     Vice President and Director of Global Sales and
                                             Marketing
Eli Arenberg ....................    72     Director
Ronald S. Cooper(1)(2) ..........    61     Director
Morris H. Gindi(1)(2) ...........    55     Director
Joel L. Gold(1)(2)(3) ...........    58     Director
J. David Hakman(4) ..............    58     Director
Kent M. Klineman(3)(4) ..........    68     Director
William J. Lloyd ................    60     Director

------------
(1) Member of Audit Committee.


(2) Member of Compensation and Stock Option Committee.


(3) Member of Nominating Committee.


(4) Member of Executive Committee.


     Ira B. Lampert has been the Chairman and Chief Executive Officer of the Company since July 13, 1994. For the calendar year 1995 and again from July 31, 1998 through the present, Mr. Lampert also served as President of the Company. Mr. Lampert is a member of the Board of the Queens College Foundation of the City University of New York and is the Treasurer of the Boys Brotherhood Republic, a nonprofit organization for underprivileged children.


     Brian F. King has been Senior Vice President of the Company since August 25, 1998. In addition, Mr. King has served as Secretary of the Company since August 1996 and as Managing Director of Concord HK from August 1996 through April 2000. Prior to that, Mr. King had been the Company's Vice President of Corporate and Strategic Development since June 1996. Before joining the Company, Mr. King was Managing General Partner of Cripple Creek Associates, a partnership that built and operated two casinos in Cripple Creek, Colorado, from June 1991 through February 1996.


     Harlan I. Press has been Vice President, Treasurer and Assistant Secretary of the Company since April 2000. Mr. Press has also served as the Corporate Controller and Assistant Secretary of the Company from October 1996 through April 2000 and as Chief Accounting Officer from November 1994 to the present. Mr. Press is a member of the American Institute of Certified Public Accountants, the New York State Society of Certified Public Accountants and the Financial Executives Institute.


     Gerald J. Angeli has been Vice President, OEM Product Supply, of the Company since April 2000. From July 1997 to April 2000, Mr. Angeli was Vice President, Global Manufacturing and Products Supply for NCR

Corporation's Systemedia Group, where he was responsible for manufacturing, customer service, distribution and logistics. For 20 years prior thereto, Mr. Angeli was employed by Kodak in various capacities, most recently as Manager of Worldwide Manufacturing and Supply Chain and Vice President, Consumer Imaging.

     Keith L. Lampert, who is a son of Ira B. Lampert, has been Vice President of the Company since August 25, 1998 and is also Managing Director of Concord HK. Among other things, Mr. Lampert is responsible for operations in the PRC within the Company. Mr. Lampert has been employed by the Company since 1993. Mr. Lampert is also the Business Sub-Committee Chairman of the Hong Kong Photographic and Optics Manufacturers Association.

     Urs W. Stampfli has been Vice President and Director of Global Sales and Marketing for the Company since April 2000. Mr. Stampfli joined the Company in May 1998 as Director of Global Sales and Marketing. From 1990 to April 1998, Mr. Stampfli was Vice President, Marketing, Photo Imaging Systems of Agfa Division, Bayer Corporation.

     Eli Arenberg has been a director of the Company since 1988. From 1984 through February 1992, Mr. Arenberg held various positions in the Company, including Senior Vice President of Sales. Following his retirement from full-time employment with the Company, Mr. Arenberg has been a consultant to the Company since July 1994.

     Ronald S. Cooper has been a director of the Company since January 20, 2000. Mr. Cooper is a co-founder and principal of LARC Strategic Concepts, LLC, a consulting firm focusing on emerging growth companies. Mr. Cooper retired from Ernst & Young LLP in September 1998, having joined the firm in 1962. He became a partner in 1973 and was Managing Partner of the firm's Long Island office from 1985 until he retired. He is also a director of Frontline Capital Group, a publicly traded e-commerce company.

     Morris H. Gindi has been a director of the Company since 1988. Mr. Gindi has served as the Chief Executive Officer of Notra Trading Inc., an import agent in the housewares and domestics industry, since 1983.

     Joel L. Gold has been a director of the Company since 1991. Mr. Gold has been Executive Vice President of Berry Shino Securities since January 2000. He has been employed as an investment banker at other investment banks: J.W. Barclay & Co. Inc. from September 1999 to December 1999, Solid ISG Capital Markets LLC from January 1999 to September 1999, Inter Bank Capital Group LLC from October 1997 to January 1999, L.T. Lawrence & Co., Inc. from March 1996 through September 1997, Fector Detwiler from April 1995 through March 1996, and Furman Selz Incorporated from January 1992 through April 1995. Mr. Gold is also a director of PMCC Financial Corp. and Sterling Vision.

     J. David Hakman has been a director of the Company since 1993. Mr. Hakman owns Hakman Capital Corp., an investment and merchant banking concern, a subsidiary of which is a member of the National Association of Securities Dealers, Inc. In addition to serving as a director of several closely held companies, Mr. Hakman is also a director of Hanover Direct, Inc., a direct marketing business.

     Kent M. Klineman, an attorney and private investor, has been a director of the Company since 1993. In addition to serving as a director of several closely held companies, Mr. Klineman is Chairman of Business Alliance Capital Corp. a closely held asset-based finance company, and a Manager of 1270 Capital LLC, the manager of UV Equities, LLC, a closely held investment fund.

     William J. Lloyd has been a director of the Company since May 2, 2000. Mr. Lloyd currently serves as co-chief executive of a new Hewlett Packard/Eastman Kodak joint venture formed to develop photo finishing solutions to offer retail customers a wide range of digital-imaging capabilities for both traditional photographic film and digital files. Previously, Mr. Lloyd held various management positions at Hewlett Packard from 1969 to 2000, most recently as Vice President, Chief Technology Officer for its Digital Media Solutions and Personal Appliances and Services.


Section 16 Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires our directors, executive officers and ten percent (10%) shareholders ("Reporting Persons") to file initial reports of ownership and reports of changes in ownership of our common stock and any other equity securities with the Securities and Exchange Commission ("SEC"). Reporting Persons are required to furnish us with copies of all

Section 16(a) reports they file. Based on a review of the copies of the reports furnished to us and written representations from the Reporting Persons that no other reports were required, with respect to Fiscal 2000 we believe that: (i) the Reporting Persons complied with all Section 16(a) filing requirements applicable to them, except that Mr. Gindi filed a late Form 4 in June 2000 relating to an option exercise, and Mr. Kruttschnitt filed a late Form 4 in April 2000 relating to a sale of shares on the open market; and (ii) there were no failures to file a report required under Section 16(a) by any of the Reporting Persons.


Item 11.  Executive Compensation


                          SUMMARY COMPENSATION TABLE




                                                                                             Long-Term
                                                                                            Compensation
                                                                                               Awards
                                                        Annual Compensation                -------------
                                           ---------------------------------------------       Shares
                                                                          Other Annual       Underlying        All Other
                                 Fiscal       Salary        Bonus*        Compensation       Options**        Compensation
 Name and Principal Position      Year         ($)           ($)              ($)               (#)               ($)
-----------------------------   --------   -----------   -----------   -----------------   -------------   -----------------
Ira B. Lampert                  2000        $704,167      $400,000          $210,107(1)       350,672           $482,371(9)
 Chairman, Chief Executive      1999         616,668       350,000           148,595(2)            --            408,951(9)
 Officer and President          1998         541,667            --           210,383(3)            --             14,973(10)

Brian F. King                   2000         327,147       175,000            18,000(4)       169,680            123,148(11)
 Senior Vice President          1999         322,460       150,000            48,000(5)            --            105,783(11)
                                1998         231,738            --            78,000(6)            --              1,721(10)

Keith L. Lampert                2000         204,601       100,000            25,000(7)       101,808             83,520(12)
 Vice President; Managing       1999         167,052        75,000            25,000(7)            --             72,037(12)
 Director of Concord HK         1998         139,849            --            25,000(7)            --                535(10)

Urs W. Stampfli                 2000         192,500        45,000            12,000(8)        24,886              7,245(10)
 Vice President and             1999         175,000         5,000            12,000(8)            --              7,245(10)
 Director of Global Sales       1998          23,275            --                --           90,000                 --
 and Marketing

Harlan I. Press                 2000         155,000        50,000             6,000(8)        37,330              6,515(13)
 Vice President and             1999         140,178        40,000             4,833(8)        40,000                790(10)
 Treasurer                      1998         115,000            --                --           30,000                640(10)

(*) Represents bonuses determined and paid by the Company in the fiscal year, based on the Company's and the executive's performance in the previous fiscal year.


(**) The number of shares underlying all option grants have been adjusted to reflect a two-for-one stock split effective on April 14, 2000 to shareholders of record on March 27, 2000.


(1) Includes $35,911, $48,000 and $108,055 paid for auto lease and costs, partial housing costs and reimbursement of taxes, respectively.


(2) Represents $35,595, $48,000 and $65,000 paid for auto lease and costs, partial housing costs and reimbursement of taxes, respectively.


(3) Includes $30,939, $62,594 and $108,300 paid for auto lease and costs, partial housing costs and reimbursement of taxes, respectively.


(4) Represents auto allowances paid.


(5) Represents $12,000 and $36,000 for auto and overseas allowances paid, respectively.

(6) Represents $18,000 and $60,000 for auto and overseas allowances paid, respectively.

(7)  Represents overseas allowances paid.

(8)  Represents auto allowances paid.

(9) Includes indebtedness forgiven by the Company as part of a conditional release program (see "Certain Relationships and Related Transactions" below) in the amounts of $389,827 for Fiscal 1999 and $452,371 for Fiscal 2000. The remainder represents payments by the Company for insurance premiums.

(10) Represents insurance premiums paid by the Company.

(11) Includes indebtedness forgiven by the Company as part of a conditional release program (see "Certain Relationships and Related Transactions" below) in the amounts of $103,954 for Fiscal 1999 and $120,632 for Fiscal 2000. The remainder represents payments by the Company for insurance premiums.

(12) Includes indebtedness forgiven by the Company as part of a conditional release program (see "Certain Relationships and Related Transactions" below) in the amounts of $71,468 for Fiscal 1999 and $82,935 for Fiscal 2000. The remainder represents payments by the Company for insurance premiums.

(13) Represents $5,615 of indebtedness forgiven by the Company as part of a conditional release program (see "Certain Relationships and Related Transactions" below) and $900 paid by the Company for insurance premiums.


Stock Options

     The following table sets forth information concerning stock option grants made during Fiscal 2000 to the executive officers named in the "Summary Compensation Table."


                      Stock Option Grants in Fiscal 2000



                                        % of Total
                        Number of        Options       Exercise
                        Shares(1)       Granted to     Price(1)
                       Underlying       Employees         Per
                         Options            in           Share
       Name              Granted       Fiscal 2000        ($)
------------------  ----------------  -------------  ------------
Ira B. Lampert           350,672(2)         25.8         22.1875
Brian F. King            169,680(2)         12.5         22.1875
Keith L. Lampert         101,808(2)          7.5         22.1875
Urs W. Stampfli           24,886(2)          1.8         22.1875
Harlan I. Press           37,330(2)          2.7         22.1875
Harlan I. Press            4,000(3)          0.3          0.9063

                                                  Value at     Potential Realizable
                                                    Grant        Value at Assumed
                                                    Date      Annual Rates of Stock
                        Market                     Market     Price Appreciation for
                      Price(1) on                   Price          Option Term
                        Grant                    ----------  ------------------------
                         Date       Expiration       0%           5%          10%
       Name              ($)           Date          ($)         ($)          ($)
------------------  -------------  ------------  ----------  -----------  -----------
Ira B. Lampert          22.1875    04/23/2010          --     4,891,874   12,399,762
Brian F. King           22.1875    04/23/2010          --     2,367,036    5,999,885
Keith L. Lampert        22.1875    04/23/2010          --     1,420,222    3,599,931
Urs W. Stampfli         22.1875    04/23/2010          --       347,160      879,969
Harlan I. Press         22.1875    04/23/2010          --       520,754    1,319,989
Harlan I. Press         11.7190    12/21/2006     $43,251        55,800      141,440

------------
(1) The numbers of shares and prices have been adjusted to reflect a two-for-one stock split effective on April 14, 2000 to shareholders of record on March 27, 2000.

(2) These stock options vested immediately as to one-third of the underlying shares, with the balance vesting in three equal annual installments commencing January 1, 2001.

(3) This stock option vested in 1998 under the terms of its original grant to a former officer of the Company. Under the Management Equity Provisions of the Company's Incentive Plan, the former officer's option was cancelled upon his leaving the Company and it was re-issued to Mr. Press. See "Certain Relationships and Related Transactions" below.

     The following table sets forth information concerning stock option exercises during Fiscal 2000 by each of the executive officers named in the "Summary Compensation Table" and the fiscal year-end value of unexercised options held by such officers, based on the closing price of $20.875 for the common stock on June 30, 2000.


               Aggregated Stock Option Exercises in Fiscal 2000
                       and Fiscal Year-End Option Values



                                                                  Number of Shares*
                                                                      Underlying                Value of Unexercised
                                                                 Unexercised Options                In-the-Money
                                Shares*                             at FY End (#)               Options at FY End ($)
                              Acquired on        Value      ------------------------------  -----------------------------
Name                         Exercise (#)    Realized ($)    Exercisable    Unexercisable    Exercisable    Unexercisable
--------------------------  --------------  --------------  -------------  ---------------  -------------  --------------
Ira B. Lampert ...........          --               --       1,526,890        233,782       $27,902,813            --
Brian F. King ............          --               --         443,226        113,120         7,625,362            --
Keith L. Lampert .........          --               --         315,936         75,872         5,574,765      $159,720
Urs W. Stampfli ..........      30,000         $350,000          38,295         46,591           543,750       543,750
Harlan I. Press ..........      44,000          598,688          82,443         54,887         1,334,843       577,500

------------
* The numbers of shares have been adjusted to reflect a two-for-one stock split effective on April 14, 2000 to shareholders of record on March 27, 2000.


Executive Employment Contracts, Termination of Employment and Change in Control Arrangements

     Pursuant to the employment agreement between the Company and Ira B. Lampert dated as of May 1, 1997 and amended as of January 1, 1999 (as amended, the "Lampert Agreement"), Mr. Lampert serves in the capacities of Chairman, Chief Executive Officer and President of the Company. The Lampert Agreement provides for an annual salary of $650,000 (being amended to reflect an increase to $800,000 effective as of January 1, 2000), has a term of four years and provides for the term of employment to be automatically extended for one additional day for each day of the term of employment during which neither party notifies the other that the term should not be extended. The Lampert Agreement prohibits Mr. Lampert from competing with the Company for a one-year period following the termination of his employment with the Company.

     Pursuant to the Lampert Agreement, the Company adopted a supplemental executive retirement plan (as amended, the "Lampert SERP") for the benefit of Mr. Lampert and causes $18,333 (being amended to reflect an increase to $33,333 effective as of January 1, 2000) to be credited to this account each month ("Monthly Credit") for the benefit of Mr. Lampert. The balance in the Lampert SERP account will always be 100% vested and not subject to forfeiture. Each time the Company credits a Monthly Credit to the Lampert SERP account, the Company will simultaneously contribute an amount equal to such credit to a trust established for the purpose of accumulating funds to satisfy the obligations incurred by the Company pursuant to the establishment of the Lampert SERP.

     The Terms of Employment between Urs Stampfli and the Company, effective as of May 15, 1998, amended effective July 1, 1999, provide for an annual salary of $192,500 (being amended to reflect an increase to $210,000 effective as of January 1, 2000). These terms expire after three years, unless renewed by mutual agreement of the parties, and may be terminated by either party on three months' notice. They also prohibit Mr. Stampfli from competing with the Company for one year following the termination of his employment with the Company.

     In connection with a one-time grant of deferred compensation to the following executive officers, effective as of April 19, 2000 the Company adopted a Supplemental Executive Retirement Plan and Agreement for the benefit of each of Brian F. King, Keith L. Lampert, Urs W. Stampfli and Harlan I. Press (the "Executive SERPs"). The Company simultaneously contributed the following amounts to trusts established for the purpose of holding funds to satisfy the Company's obligations under each of the Executive SERPs: (i) under the plan for Brian F. King, $750,000; (ii) under the plan for Keith L. Lampert, $450,000,
(iii) under the plan for Harlan I. Press, $165,000, and (iv) under the plan for Urs W. Stampfli, $110,000. The amounts in the Executive SERP accounts vest, so long as the executive continues to be employed by the Company, in three equal annual installments beginning January 1, 2001 or immediately upon a change of control of the Company. The Company simultaneously approved a one-time grant of deferred compensation to Ira B. Lampert in the amount of $1,549,999 with the same vesting as under the Executive SERPs. The Lampert SERP is being amended to include appropriate terms to govern the one-time grant of deferred compensation to Mr. Lampert.


Directors Compensation

     Each non-employee member of the Board of Directors receives: (i) an annual fee of $15,000 for serving on the Board; (ii) a $2,500 annual fee for each Board committee on which he serves ($3,500 for serving as Chairman); and (iii) $1,000 for each Board or committee meeting attended.

     In addition, pursuant to the Company's Incentive Plan, each non-employee director automatically receives the following options to purchase shares of the common stock. Upon appointment to the Board, each non-employee director receives: (i) an option to purchase up to 40,000 shares, vesting as to 8,000 shares on the following January 1 and on each January 1 thereafter (provided that, if a director fails to attend at least 75% of the Board meetings in any calendar year, then the options that would have vested on the next January 1 are forfeited); and (ii) an immediately exercisable option to purchase 13,000 shares. On each anniversary of his appointment, each non-employee director receives another immediately exercisable option to purchase 13,000 shares. All of the foregoing options have an exercise price equal to the closing price of the common stock on the date of grant and expire on the earlier of: (i) five years from the grant date; or (ii) one year after the grantee ceases to be a member of the Board.

     On April 24, 2000, the Company also made a one-time option grant to each non-employee director who had served on the Board for the past five years, namely Messrs. Arenberg, Gindi, Gold, Hakman and Klineman. The one-time grant provided each such director with a fully vested option to purchase up to 25,000 shares at an exercise price of $22.1875 per share, which was the closing price of the common stock on the date of the grant.


Item 12. Beneficial Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of July 15, 2000, with respect to: (i) those persons or groups known to the Company to beneficially own more than five percent (5%) of the common stock; (ii) each director; (iii) each executive officer named in the "Summary Compensation Table"; and (iv) the Company's directors and executive officers as a group:



                                                               Amount and Nature of        Percent
Name and Address of Beneficial Owner                         Beneficial Ownership(1)     of Class(1)
---------------------------------------------------------   -------------------------   ------------
(i) Beneficial Owners of More than 5% of the Common Stock

  Theodore H. Kruttschnitt ..............................           2,327,600           10.4%
    1730 South El Camino Real, Suite 400
    San Mateo, California 94402

  "MEP Group" of Company Officers or
   Employees as described in (2) below ..................           3,013,295(2)        12.2%
    Concord Camera Corp.
    4000 Hollywood Boulevard
    Presidential Circle - Suite 650N
    Hollywood, Florida 33021

(ii) Directors
  Ira B. Lampert ........................................           1,919,290(2)(3)      8.1%
    Concord Camera Corp.
    4000 Hollywood Boulevard
    Presidential Circle - Suite 650N
    Hollywood, Florida 33021

  Eli Arenberg ..........................................             127,600(4)           *
    9578 Harbour Lake Circle
    Boynton Beach, Florida 33437

                                                                                Amount and Nature of        Percent
Name and Address of Beneficial Owner                                          Beneficial Ownership(1)     of Class(1)
--------------------------------------------------------------------------   -------------------------   ------------
  Ronald S. Cooper .......................................................             26,000(5)            *
    LARC Strategic Concepts LLC
    115 Eileen Way, Suite 103
    Syosset, New York 11791

  Morris Gindi ...........................................................            101,500(6)            *
    Notra Trading Corp., Inc.
    One Woodbridge Center
    Woodbridge, New Jersey 07095

  Joel L. Gold ...........................................................            113,500(7)            *
    Berry Shino Securities
    430 Park Avenue, Suite 610
    New York, New York 10022

  J. David Hakman ........................................................            315,500(8)          1.4%
    Hakman Capital Corporation
    1350 Bayshore Highway - Suite 300
    Burlingame, California 94010

  Kent M. Klineman .......................................................             92,500(9)            *
    Klineman Assoc., Inc.
    1270 Avenue of the Americas
    New York, New York 10020

  William J. Lloyd .......................................................             13,000(10)           *
    Hewlett Packard/Kodak JV
    16650 W. Bernardo Drive
    San Diego, California 92127

(iii) Named Executive Officers
  Brian F. King ..........................................................            443,226(2)(11)      2.0%
    Concord Camera Corp.
    4000 Hollywood Boulevard
    Presidential Circle - Suite 650N
    Hollywood, Florida 33021

  Keith L. Lampert .......................................................            375,936(2)(12)      1.7%
    Concord Camera Corp.
    4000 Hollywood Boulevard
    Presidential Circle - Suite 650N
    Hollywood, Florida 33021

  Harlan I. Press ........................................................            140,443(2)(13)        *
    Concord Camera Corp.
    4000 Hollywood Boulevard
    Presidential Circle - Suite 650N
    Hollywood, Florida 33021

  Urs W. Stampfli ........................................................             48,295(14)           *
    Concord Camera Corp.
    4000 Hollywood Boulevard
    Presidential Circle - Suite 650N
    Hollywood, Florida 33021

(iv) All executive officers and directors as a group (13 persons) ........          3,852,390            15.2%

------------
* Indicates less than one percent (1%).


(1) For purposes of this table, beneficial ownership was determined in accordance with Rule 13d-3 under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the SEC; the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of Section 16 of such Act. As of July 15, 2000, the Company had 22,283,208 shares of common stock issued and outstanding. All shares were owned directly with sole voting and investment power unless otherwise indicated.


(2) As of July 15, 2000, a group comprised of five officers or employees of the Company (Messrs. Ira B. Lampert, Brian F. King, Keith L. Lampert, Harlan
    I. Press and Arthur Zawodny) (collectively, the "MEP Group") beneficially owned, in the aggregate, 508,800 shares and 2,504,495 options to purchase common stock, or 12.2% of 24,787,703 (the number of shares outstanding on that date plus the number of shares that would have been outstanding if all options exercisable within 60 days of July 15, 2000 were exercised).
    Of that total, 316,400 shares and 780,666 options were purchased under the Management Equity Provisions ("MEP") of the Company's Incentive Plan and are subject to the terms of an Amended and Restated Voting Agreement, dated February 28, 1997, as amended (the "Voting Agreement") pursuant to which MEP shares are voted in accordance with the will of the holders of a majority of the shares governed by the Voting Agreement. The balance of 192,400 shares and 1,723,829 options were purchased or held outside the MEP. See "Certain Relationships and Related Transactions" below.


(3) Represents 1,526,890 shares that may be acquired pursuant to stock options exercisable within 60 days of July 15, 2000, 367,400 shares owned, as to all of which Mr. Lampert has sole dispositive power, and 25,000 shares held by a ss.501(c)(3) charitable trust of which Mr. Lampert is a trustee with voting and dispositive power. Since Mr. Lampert is part of the MEP Group, the shares beneficially owned by him are included in (2) above; the MEP Group is deemed to have acquired the shares beneficially owned by any member of the MEP Group described in footnote (2) above.


(4) Includes 99,000 shares that may be acquired pursuant to stock options exercisable within 60 days of July 15, 2000 and 15,000 shares held by his wife.


(5) Includes 13,000 shares that may be acquired pursuant to stock options exercisable within 60 days of July 15, 2000.


(6) Includes 38,000 shares that may be acquired pursuant to stock options exercisable within 60 days of July 15, 2000, 1,000 shares held by his son, and 25,000 shares held by the Notra Trading Inc. Profit Sharing Plan & Trust, a retirement plan of which Mr. Gindi is a co-trustee and participant.


(7) Includes 90,500 shares that may be acquired pursuant to stock options exercisable within 60 days of July 15, 2000 and 21,000 shares held by his wife.


(8) Represents: (i) 38,000 shares that may be acquired pursuant to stock options, and 113,000 shares that may be acquired pursuant to warrants, both of which are exercisable within 60 days of July 15, 2000; and (ii) 84,500 shares held by the Hakman Family Trust, of which Mr. Hakman is a trustee and beneficiary, 30,000 shares held by the Hakman Capital Corp. Profit Sharing Plan and Trust, and 50,000 shares held by a corporation controlled by Mr. Hakman.


(9) Includes 90,500 shares that may be acquired pursuant to stock options exercisable within 60 days of July 15, 2000.


(10) Represents 13,000 shares that may be acquired pursuant to stock options exercisable within 60 days of July 15, 2000.


(11) Represents 443,226 shares that may be acquired pursuant to stock options exercisable within 60 days of July 15, 2000. Since Mr. King is part of the MEP Group, the shares beneficially owned by him are included in (2) above; the MEP Group is deemed to have acquired the shares beneficially owned by any member of the MEP Group described in footnote (2) above.

(12) Represents 315,936 shares that may be acquired pursuant to stock options exercisable within 60 days of July 15, 2000 and 60,000 shares owned, as to all of which Keith Lampert has sole dispositive power. Since Mr. Lampert is part of the MEP Group, the shares beneficially owned by him are included in (2) above; the MEP Group is deemed to have acquired the shares beneficially owned by any member of the MEP Group described in footnote
     (2) above.

(13) Represents 92,443 shares that may be acquired pursuant to stock options exercisable within 60 days of July 15, 2000 and 48,000 shares owned, as to all of which Mr. Press has sole dispositive power. Since Mr. Press is part of the MEP Group, the shares beneficially owned by him are included in (2) above; the MEP Group is deemed to have acquired the shares beneficially owned by any member of the MEP Group described in footnote (2) above.

(14) Includes 38,295 shares that may be acquired pursuant to stock options exercisable within 60 days of July 15, 2000.


Item 13. Certain Relationships and Related Transactions


Consulting Arrangements with Directors

     Following Eli Arenberg's retirement from the Company in 1992, he began consulting the Company in 1994. ELA Enterprises, Inc., a company owned by Eli Arenberg, a director of the Company, is paid for the consulting services Mr. Arenberg provides to the Company. The Company paid approximately $27,000, $49,000 and $56,000 for such consulting services and related expenses during Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.

     A corporation controlled by J. David Hakman has provided consulting services to the Company since 1997 pursuant to an engagement agreement entered into on September 25, 1997, as amended and supplemented in 1998 and 1999 (the "Hakman Agreement"). Pursuant to the Hakman Agreement, the Company granted warrants to purchase up to 260,000 shares of common stock at an exercise price of $2.25 per share to the corporation controlled by Mr. Hakman. As of July 15, 2000, such warrants were vested and exercisable as to 113,000 shares of common stock.

Transactions under the Management Equity Provisions of the Incentive Plan


     On August 23, 1995, the Compensation Committee of the Board approved stock purchase awards under the Management Equity Provisions of the Company's Incentive Plan pursuant to which 1,000,000 shares of common stock were made available for purchase by senior management of the Company at a price per share equal to $2.6875 per share (the closing price of the common stock on August 23, 1995, as adjusted for the two-for-one stock split paid on April 14, 2000) pursuant to binding commitments to be made by such persons by August 31, 1995. The Company received commitments for the purchase of 888,000 shares (the "Purchased Shares"). Each purchaser was also granted the right to receive a contingent restricted stock award covering a number of shares equal to the number of shares he had purchased based upon attainment of increases in shareholder value in accordance with the Incentive Plan. If issued, such contingent restricted shares were to vest over a three-year period and were subject to forfeiture prior to vesting under certain conditions.


     In November 1995, members of the Company's senior management entered into purchase agreements (the "Purchase Agreements") for the Purchased Shares. Pursuant to the Purchase Agreements, each purchaser executed a full recourse note for the purchase price of such shares (each a "Note"; collectively, the "Notes") and pledged the Purchased Shares as security for the payment of the Note. The Notes mature five years from the date of purchase and bear interest at an annual rate of 6%. Concurrently with the execution of their respective Purchase Agreements and Notes, each purchaser entered into a Voting Agreement pursuant to which each purchaser agreed to vote all of his Purchased Shares and contingent restricted stock in accordance with the determination of the holders of a majority of all of the Purchased Shares and contingent restricted stock held by the purchasers. To effect the foregoing, each of the purchasers delivered an irrevocable proxy to Ira B. Lampert and agreed that prior to any transfer of Purchased Shares and contingent restricted stock, such purchaser would cause the transferee (i) to agree in writing with Mr. Lampert to be bound by the provisions of the Voting Agreement with respect to such shares and (ii) to execute and deliver to Mr. Lampert an irrevocable proxy.

     Pursuant to Amendments to each of the Purchase Agreements dated February 28, 1997 (the "Amendments"), the Company was relieved of its obligation to issue any contingent restricted stock. Instead, each participating member of the Company's senior management received, as of December 22, 1996, options to purchase that number of shares of common stock (the "Option Shares") equal to the number of Purchased Shares purchased by such person, at an exercise price of $0.9063 per share. The options vested as to 20% of the Option Shares covered thereby as of December 22, 1996, and the balance of the shares covered thereby began vesting December 31, 1996 in equal monthly installments over a four-year period during the term of employment or consultancy. The unvested portion became vested on August 19, 1998 when the average closing price of the common stock was at least $5.00 (pre-split adjustment) for 90 consecutive trading days. Concurrently with the Amendments, the Voting Agreement and the irrevocable proxies were amended and restated to include the Option Shares and delete any mention of the contingent restricted stock.

     Pursuant to the Company's Management Equity Provisions, so long as a person remains a member of the management group, such person is required to own shares of common stock in an amount not less than 50% of such person's shares issued pursuant to the Management Equity Provisions plus shares issuable upon the exercise of options thereunder.

     In April 1999, the Board approved a conditional release program whereby the Company agreed to forgive a portion of the indebtedness represented by each Note and concurrently release a proportionate number of Purchased Shares held by the Company as security for payment of the Notes. The debt forgiveness and share release program (the "Release Program") began on May 1, 1999 and will continue on January 1 each year through January 1, 2003. The total principal sum subject to forgiveness under the Release Program is $2,386,500, together with interest owed under the Notes. The debt forgiveness is conditioned upon the person's continued employment with the Company. If a person ceases to be an employee or consultant of the Company prior to full forgiveness of the debt, the principal amount of the Note would immediately become due and payable, including any amounts scheduled to be forgiven at a future date.

     As contemplated by the Management Equity Provisions, subsequent to 1995 certain Purchased Shares and the related options were transferred to other eligible members of the Company's senior management upon their execution of the required agreements and Notes. Notes previously delivered to secure payment for such shares were canceled upon delivery of new Notes by current members. The Purchased Shares and options awarded pursuant to the Management Equity Provisions are presently held by Ira B. Lampert, Brian F. King, Keith L. Lampert, Harlan I. Press and Arthur Zawodny.

     In January 2000, the Board further provided that a participant in the Management Equity Provisions would have the right to prepay all or any portion of the indebtedness represented by a Note issued in connection with the purchase of shares, and that the amount so prepaid would be repaid to the participant as deferred compensation at such time as the amount would otherwise have been forgiven in accordance with the Release Program.

     The following are the scheduled release dates, and the total amounts that are (or were, as the case may be) to be forgiven* on such dates, under the Release Program.



                                                                        Total Principal      Total Purchased
                                                                      Indebtedness to be      Shares to be
Releasee                                 Release Dates                     Forgiven             Released
--------------------------   -------------------------------------   --------------------   ----------------
Brian F. King ............   May 1, 1999, and January 1st of             $   430,000*            160,000
                             2000, 2001, 2002 and 2003
Ira B. Lampert ...........   May 1, 1999, and January 1st of             $ 1,612,500*            600,000
                             2000, 2001, 2002 and 2003
Keith L. Lampert .........   May 1, 1999, and January 1st of             $   295,625*            110,000
                             2000, 2001, 2002 and 2003
Harlan I. Press ..........   January 6, 2000, and January 1st of         $    10,750               4,000
                             2001, 2002 and 2003
Arthur Zawodny ...........   May 1, 1999, and January 1st of             $    37,625              14,000
                             2000, 2001, 2002 and 2003

------------
* After the January 1, 2000 release date, the balance of these amounts were repaid in full.


     Ira B. Lampert, Brian King and Keith Lampert have each prepaid in full the balance of the debts represented by their Notes and, assuming their continued employment with the Company, will be entitled to receive deferred compensation in lieu of the amounts scheduled to be forgiven under the Release Program.

Indebtedness of Management

     Ira B. Lampert, Brian King and Keith Lampert are the only executive officers who owed more than $60,000 to the Company under the Notes at any time since the beginning of Fiscal 2000. The largest amount of indebtedness that was outstanding at any time since the beginning of Fiscal 2000 under the Note of each was as follows: (i) Ira B. Lampert - $1,214,650; (ii) Brian King - $328,699; and (iii) Keith Lampert - $223,181. As stated above, the amounts owed to the Company by these executive officers have been repaid in full.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.


(a) (1) and (2) Financial Statements and Financial Statement Schedule


     The following consolidated financial statements of the Company and the notes thereto, the related reports thereon of the certified public accountants and financial statement schedule are filed under Item 8 of this report:



  (a)(1)        Financial Statements
                                                                                                    Page
                Report of Independent Certified Public Accountants ..............................   F-1
                Consolidated Balance Sheets at July 1, 2000 and July 3, 1999 ....................   F-2
                Consolidated Statements of Income for the years ended July 1, 2000,
                 July 3, 1999, and June 30, 1998 ................................................   F-3
                Consolidated Statements of Stockholders' Equity for the years ended July 1, 2000,
                 July 3, 1999, and June 30, 1998 ................................................   F-4
                Consolidated Statements of Cash Flows for the years ended July 1, 2000,
                 July 3, 1999, and June 30, 1998 ................................................   F-5
                Notes to Consolidated Financial Statements ......................................   F-6

  (a)(2)        Financial Statement Schedule

                Schedule II--Valuation and Qualifying Accounts and Reserves .....................   F-23

     All other financial statement schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the instructions to Item 8 or are inapplicable and therefore have been omitted.


(a)(3) Exhibits




No.         Description                                      Method of Filing
---         -----------                                      ----------------
3.1       Certificate of Incorporation, as amended         Filed herewith.
          through May 9, 2000
3.2       Restated By-Laws, as amended through April       Filed herewith.
          24, 2000
4.1       Form of Common Stock Certificate                 Incorporated by reference to the Company's Reg-
                                                           istration Statement on Form S-18 (No. 33-21156),
                                                           declared effective July 12, 1988.
4.2       Purchase Agreement, dated July 30, 1998,         Incorporated by reference to the Company's
          between Dreyfus High Yield Strategies Fund       annual report on Form 10-K for the year ended
          and the Company                                  June 30, 1998.
4.3       Indenture, dated July 30, 1998, between Bank-    Incorporated by reference to the Company's
          ers Trust Company and the Company                annual report on Form 10-K for the year ended
                                                           June 30, 1998.
4.4       Registration Rights Agreement, dated July 30,    Incorporated by reference to the Company's
          1998, between Dreyfus High Yield Strategies      annual report on Form 10-K for the year ended
          Fund and the Company                             June 30, 1998.

 No.        Description                                       Method of Filing
 ---        -----------                                       ----------------
 9.1      Amended and Restated Voting Agreement,            Filed herewith.
          dated February 28, 1997, among the parties sig-
          natory thereto, including among others, Ira
          Lampert, Brian King and Arthur Zawodny, as
          amended on various dates in 1998 to add cer-
          tain additional shares of the Company's Com-
          mon Stock owned by Ira Lampert, Brian King
          and Keith Lampert and as further amended on
          January 6, 2000 to add certain shares owned by
          Harlan Press.
10.1      Settlement Agreement between the Company          Incorporated by reference to the Company's
          and the Commission effective September 1,         annual report on Form 10-K for the year ended
          1994                                              June 30, 1994.
10.2      Pledge Agreement between the Company and          Incorporated by reference to the Company's quar-
          Benun dated as of March 7, 1994                   terly report on Form 10-Q for the quarter ended
                                                            March 31, 1994.
10.3      Pledge Agreement between the Company and          Incorporated by reference to the Company's quar-
          Benun dated as of April 6, 1994                   terly report on Form 10-Q for the quarter ended
                                                            March 31, 1994.
10.4      Compensation Trade Agreement between Con-         Incorporated by reference to the Company's cur-
          cord HK and Shenzhen Baoan Contat Camera          rent report on Form 8-K dated November 23,
          Factory and translation dated November 23,        1993.
          1993
10.5      Supplementary Agreement, dated September          Incorporated by reference to the Company's Reg-
          27, 1985, between Dialbright Company Limited      istration Statement on Form S-18 (No. 33-21156),
          and Baoan County Foreign Trade Company and        declared effective July 12, 1988.
          Dialbright Electronic Factory, Henggang,
          Baoan County and translations
10.6      Notice Concerning the Approval of Supplemen-      Incorporated by reference to the Company's Reg-
          tary Agreement dated September 27, 1985           istration Statement on Form S-18 (No. 33-21156),
          issued by the Foreign Economic Relations          declared effective July 12, 1988.
          Office, Baoan County on October 4, 1985 and
          translations
10.7      Supplementary Agreement, dated October 30,        Incorporated by reference to the Company's Reg-
          1985, between Dialbright Company Limited          istration Statement on Form S-18 (No. 33-21156),
          and Baoan County Foreign Trade Company and        declared effective July 12, 1988.
          Dialbright Electronic Factory, Henggang,
          Baoan County and translations
10.8      Supplementary Agreement, dated July 9, 1986,      Incorporated by reference to the Company's Reg-
          between Dialbright Company Limited and            istration Statement on Form S-18 (No. 33-21156),
          Baoan County Foreign Trade Company and            declared effective July 12, 1988.
          Dialbright Electronic Factory, Henggang,
          Baoan County and translations
10.9      Supplementary Agreement, dated August 26,         Incorporated by reference to the Company's Reg-
          1986, between Dialbright Company Limited          istration Statement on Form S-18 (No. 33-21156),
          and Baoan County Foreign Trade Company and        declared effective July 12, 1988.
          Dialbright Electronic Factory, Henggang,
          Baoan County and translations

 No.          Description                                        Method of Filing
 ---          -----------                                        ----------------
10.10       Agreement for the Provision of Land, Manage-       Incorporated by reference to the Company's
            ment Services and Labor between Company            annual report on Form 10-K for the fiscal year
            and Wan Kong Economic Development Corpo-           ended June 30, 1989.
            ration of Baoan County, dated July 10, 1988
            (English Translation with Chinese Original
            attached)
10.11       Agreement between Dialbright and Develop-          Incorporated by reference to the Company's
            ment Corporation, Baoan County, dated Sep-         annual report on Form 10-K for the fiscal year
            tember 23, 1988                                    ended June 30, 1989.
10.12       Agreement between Dialbright and Henggang          Incorporated by reference to the Company's
            Economic Development Corporation, dated            annual report on Form 10-K for the fiscal year
            September 23, 1988 and translation                 ended June 30, 1989.
10.13       Construction Works Contract between Concord        Incorporated by reference to the Company's
            Factory Henggang and Henggang Economic             annual report on Form 10-K for the fiscal year
            Development Corporation dated February 25,         ended June 30, 1989.
            1989 and translation
10.14       Contract for Processing between Concord HK         Incorporated by reference to the Company's Reg-
            and Baoan Henggang Joint Stock Investment          istration Statement on Form S-1 (33-59398), filed
            Company, Ltd., dated February 15, 1993 and         with the SEC on March 11, 1993.
            translation
10.15       Contract for the Utilization of Land in Factory    Incorporated by reference to the Company's
            Construction between Concord HK and Heng-          annual report on Form 10-K for the year ended
            gang Investment Holdings Limited dated June        June 30, 1994.
            20, 1994 and translation
10.16       Supplemental Agreement to the Contract for the     Incorporated by reference to the Company's
            Utilization of Land in Factory Construction        annual report on Form 10-K for the year ended
            between Concord HK and Henggang Invest-            June 30, 1994.
            ment Holdings Limited dated June 20, 1994 and
            translation
10.17       Hong Kong Credit Facility, dated September 9,      Incorporated by reference to the Company's quar-
            1999, between the Hong Kong and Shanghai           terly report on Form 10-Q for the quarter ended
            Banking Corporation Ltd. and the Company           January 1, 2000.
10.18       Amended and Restated 1988 Stock Option Plan        Incorporated by reference to the Company's Reg-
                                                               istration Statement on Form S-1 (33-59398), filed
                                                               with the SEC on March 11, 1993.
10.19       Incentive Plan (1993), as amended through          Filed herewith.
            April 24, 2000
10.20       Amended and Restated Employment Agree-             Incorporated by reference to the Company's
            ment, dated as of May 1, 1997, between the         annual report on Form 10-K for the year ended
            Company and Ira B. Lampert                         June 30, 1997.
10.21       Amendment No. 2, dated as of January 1, 1999,      Incorporated by reference to the Company's quar-
            to Amended and Restated Employment Agree-          terly report on Form 10-Q for the quarter ended
            ment dated as of May 1, 1997, between Ira B.       January 2, 1999.
            Lampert and the Company

 No.           Description                                        Method of Filing
 ---           -----------                                        ----------------
10.22       Terms of Employment between Urs W. Stamp-          Filed herewith.
            fli and the Company, effective as of May 15,
            1998, as amended effective July 1, 1999
10.23       Deferral Agreement, dated as of May 1, 1997,       Incorporated by reference to the Company's quar-
            between Concord Camera Corp. and Ira B.            terly report on Form 10-Q for the quarter ended
            Lampert                                            January 2, 1999.
10.24       Supplemental Executive Retirement Plan and         Incorporated by reference to the Company's quar-
            Agreement for Ira B. Lampert                       terly report on Form 10-Q for the quarter ended
                                                               January 2, 1999.
10.25       Amendment to the Supplemental Executive            Incorporated by reference to the Company's quar-
            Retirement Plan and Agreement for Ira B.           terly report on Form 10-Q for the quarter ended
            Lampert                                            January 2, 1999.
10.26       Form of Supplemental Executive Retirement          Filed herewith.
            Plan and Agreement between the Company and
            certain of its executive officers
10.27       Lease Agreement, undated between Prologis          Incorporated by reference to the Company's quar-
            Trust, a Maryland real estate investment trust,    terly report on Form 10-Q for the quarter ended
            and the Company                                    January 2, 1999.
10.28       Lease Agreement, dated as of August 12, 1998,      Incorporated by reference to the Company's quar-
            between CarrAmerica Realty Corp. and the           terly report on Form 10-Q for the quarter ended
            Company                                            January 2, 1999.
10.29       First Amendment, dated October 12, 1999, to        Incorporated by reference to the Company's quar-
            Lease dated as of August 12, 1998, between         terly report on Form 10-Q for the quarter ended
            CarrAmerica Realty Corp. and the Company           October 2, 1999.
10.30       Second Amendment, dated January 3, 2000, to        Filed herewith.
            Lease dated as of August 12, 1998, between
            CarrAmerica Realty Corp. and the Company
  21.       Subsidiaries of the Company                        Filed herewith.
  23.       Consent of Independent Certified Public            Filed herewith.
            Accountants
  27.       Financial Data Schedule                            Filed herewith.

The Financial Statement Schedules required to be filed pursuant to this Item 14(d) are listed above.


(b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the quarter ended July 1, 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 CONCORD CAMERA CORP.


Date: August 30, 2000            By:  /s/ Ira B. Lampert
                                      --------------------------------
                                      Ira B. Lampert, Chairman, Chief
                                      Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Name                     Capacity                                  Date
----------------------   ---------------------------------   ----------------
/s/ Ira B. Lampert       Chairman of the Board, Chief        August 30, 2000
----------------------   Executive Officer and President
Ira B. Lampert           (Principal Executive Officer)


/s/ Harlan I. Press      Vice President and Treasurer        August 30, 2000
----------------------   (Principal Financial Officer and
   Harlan I. Press       Principal Accounting Officer)


/s/ Eli Arenberg         Director                            August 30, 2000
----------------------
Eli Arenberg

/s/ Ronald S. Cooper     Director                            August 30, 2000
----------------------
Ronald S. Cooper

/s/ Joel L. Gold         Director                            August 30, 2000
----------------------
Joel L. Gold

/s/ Morris H. Gindi      Director                            August 30, 2000
----------------------
Morris H. Gindi

/s/ J. David Hakman      Director                            August 30, 2000
----------------------
J. David Hakman

/s/ Kent M. Klineman     Director                            August 30, 2000
----------------------
Kent M. Klineman

/s/ William J. Lloyd     Director                            August 30, 2000
----------------------
William J. Lloyd


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Concord Camera Corp.


     We have audited the accompanying consolidated balance sheets of Concord Camera Corp. and subsidiaries as of July 1, 2000 and July 3, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended July 1, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concord Camera Corp. and subsidiaries as of July 1, 2000 and July 3, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 1, 2000, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      Ernst & Young LLP


Miami, Florida
August 3, 2000

Concord Camera Corp. and Subsidiaries
Consolidated Balance Sheets




                                                                               July 1, 2000       July 3, 1999
                                                                             ----------------   ---------------
                                  Assets
Current Assets:
   Cash and cash equivalents .............................................    $  24,390,294      $ 30,706,761
   Accounts receivable, net ..............................................       33,570,047        18,272,329
   Inventories, net ......................................................       31,603,147        20,620,556
   Prepaid expenses and other current assets .............................        7,374,719         2,404,400
                                                                              -------------      ------------
      Total current assets ...............................................       96,938,207        72,004,046
Property, plant and equipment, net .......................................       22,810,021        18,871,300
Goodwill, net ............................................................        3,561,770           291,764
Other assets .............................................................       10,693,442         5,480,342
                                                                              -------------      ------------
Total assets .............................................................    $ 134,003,440      $ 96,647,452
                                                                              =============      ============
                       Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable ......................................................    $  25,510,625      $ 16,224,538
   Accrued expenses ......................................................       12,788,653         4,985,789
   Short-term debt .......................................................        2,190,263         8,088,901
   Current portion of long-term debt .....................................               --         2,100,000
   Current portion of obligations under capital leases ...................        1,252,967         2,073,492
   Income taxes payable ..................................................        2,024,157           896,142
   Other current liabilities .............................................          571,706           188,058
                                                                              -------------      ------------
      Total current liabilities ..........................................       44,338,371        34,556,920
Deferred income taxes ....................................................               --           792,358
Senior notes .............................................................       14,891,071        14,850,000
Obligations under capital leases, net of current portion .................        1,221,128         2,623,080
Other long-term liabilities ..............................................        7,262,903         1,129,569
                                                                              -------------      ------------
Total liabilities ........................................................       67,713,473        53,951,927
Commitments and contingencies
Stockholders' equity:
   Common stock, no par value, 100,000,000 shares authorized;
       23,825,734 and 23,259,184 shares issued as of July 1, 2000 and
       July 3, 1999, respectively ........................................       42,145,256        41,117,335
   Paid-in capital .......................................................        2,625,828         1,033,553
   Retained earnings .....................................................       25,685,258         6,086,691
   Notes receivable arising from common stock purchase agreements ........          (29,237)       (2,163,542)
                                                                              -------------      ------------
                                                                                 70,427,105        46,074,037
   Less: treasury stock, at cost, 1,542,526 and 1,351,726 shares as of
       July 1, 2000 and July 3, 1999, respectively .......................       (4,137,138)       (3,378,512)
                                                                              -------------      ------------
Total stockholders' equity ...............................................       66,289,967        42,695,525
                                                                              -------------      ------------
Total liabilities and stockholders' equity ...............................    $ 134,003,440      $ 96,647,452
                                                                              =============      ============

See accompanying notes.

Concord Camera Corp. and Subsidiaries
Consolidated Statements of Income




                                                                               Year Ended
                                                         ------------------------------------------------------
                                                           July 1, 2000       July 3, 1999       June 30, 1998
                                                         ----------------   ----------------   ----------------
Net sales ............................................    $ 173,158,034       $118,418,074      $ 102,663,451
Cost of products sold ................................      126,147,774         86,664,126         74,771,683
                                                          -------------       ------------      -------------
Gross profit .........................................       47,010,260         31,753,948         27,891,768
Selling expenses .....................................       11,143,074          7,922,140          9,233,781
General and administrative expenses ..................       16,633,210         12,215,870         10,989,461
Interest expense .....................................        3,268,560          3,454,717          1,668,233
Other income, net ....................................         (881,762)          (440,872)          (516,694)
                                                          -------------       ------------      -------------
Income before income taxes ...........................       16,847,178          8,602,093          6,516,987
Provision (benefit) for income taxes .................       (2,751,389)           893,187            503,548
                                                          -------------       ------------      -------------
Net income ...........................................    $  19,598,567       $  7,708,906      $   6,013,439
                                                          =============       ============      =============
Earnings Per Share:
 Basic earnings per share ............................    $        0.89       $       0.35      $        0.27
                                                          =============       ============      =============
 Diluted earnings per share ..........................    $        0.81       $       0.33      $        0.26
                                                          =============       ============      =============
 Weighted average
   common shares basic ...............................       21,989,381         21,980,790         21,877,868
 Effect of dilutive securities-stock options .........        2,324,087          1,177,456          1,230,096
                                                          -------------       ------------      -------------
 Weighted average
   common shares and assumed conversions .............       24,313,468         23,158,246         23,107,964
                                                          =============       ============      =============

See accompanying notes.

Concord Camera Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity

                                                                     Common Stock
                                                  --------------------------------------------------
                                                   Issued Shares    Stated Value    Paid-in Capital
                                                  ---------------  --------------  -----------------
Balance as of June 30, 1997 ....................     21,888,052     $39,361,893        $  850,786
Exercise of stock options ......................        540,850         732,666                --
Interest on notes receivable arising from
 common stock purchase agreements ..............             --              --                --
Net income .....................................                             --                --
                                                     ----------     -----------        ----------
Balance as of June 30, 1998 ....................     22,428,902      40,094,559           850,786
Exercise of stock options ......................        830,282       1,022,776                --
Interest on notes receivable arising from
 common stock purchase agreements ..............             --              --                --
Officers' note forgiven on stock purchases .....             --              --                --
Purchase of treasury stock, at cost ............             --              --                --
Compensation expense on stock options ..........             --              --           182,767
Net income .....................................                             --                --
                                                     ----------     -----------        ----------
Balance as of July 3, 1999 .....................     23,259,184      41,117,335         1,033,553
Exercise of stock options ......................        566,550       1,027,921                --
Interest on notes receivable arising from
 common stock purchase agreements ..............             --              --                --
Officers' note forgiven on stock purchases .....             --              --                --
Officers notes paid on stock purchases .........             --              --                --
Purchase of treasury stock, at cost ............             --              --                --
Stock option issuance related to
 non-employees .................................             --              --         1,592,275
Net income .....................................                             --                --
                                                     ----------     -----------        ----------
Balance as of July 1, 2000 .....................     23,825,734     $42,145,256        $2,625,828
                                                     ==========     ===========        ==========

See accompanying notes.

                                                      Retained         Notes receivable
                                                      Earnings           arising from              Treasury Stock
                                                    (Accumulated         common stock      ------------------------------
                                                      Deficit)       purchase agreements      Shares           Cost
                                                  ----------------  ---------------------  ------------  ----------------
Balance as of June 30, 1997 ....................    ($ 7,635,654)       ($ 2,622,273)         127,106      ($   452,919)
Exercise of stock options ......................              --                  --               --                --
Interest on notes receivable arising from
 common stock purchase agreements ..............              --            (143,190)              --                --
Net income .....................................       6,013,439                  --               --                --
                                                     -----------         -----------          -------       -----------
Balance as of June 30, 1998 ....................      (1,622,215)         (2,765,463)         127,106          (452,919)
Exercise of stock options ......................              --                  --               --                --
Interest on notes receivable arising from
 common stock purchase agreements ..............              --            (142,400)              --                --
Officers' notes forgiven on stock purchases ....              --             744,321               --                --
Purchase of treasury stock, at cost ............              --                  --        1,224,620        (2,925,593)
Compensation expense on stock options ..........              --                  --               --                --
Net income .....................................       7,708,906                  --               --                --
                                                     -----------         -----------        ---------       -----------
Balance as of July 3, 1999 .....................       6,086,691          (2,163,542)       1,351,726        (3,378,512)
Exercise of stock options ......................              --                  --               --                --
Interest on notes receivable arising from
 common stock purchase agreements ..............              --             (85,190)              --                --
Officers' notes forgiven on stock purchases ....              --             452,965               --                --
Officers' notes paid on stock purchases ........              --           1,766,530               --                --
Purchase of treasury stock, at cost ............              --                  --          190,800          (758,626)
Stock option issuance related to
 non-employees .................................              --                  --               --                --
Net income .....................................      19,598,567                  --               --                --
                                                     -----------         -----------        ---------       -----------
Balance as of July 1, 2000 .....................     $25,685,258        ($    29,237)       1,542,526      ($ 4,137,138)
                                                     ===========         ===========        =========       ===========


See accompanying notes.

                                                       Total
                                                  --------------
Balance as of June 30, 1997 ....................   $ 29,501,833
Exercise of stock options ......................        732,666
Interest on notes receivable arising from
 common stock purchase agreements ..............       (143,190)
Net income .....................................      6,013,439
                                                   ------------
Balance as of June 30, 1998 ....................     36,104,748
Exercise of stock options ......................      1,022,776
Interest on notes receivable arising from
 common stock purchase agreements ..............       (142,400)
Officers' note forgiven on stock purchases .....        744,321
Purchase of treasury stock, at cost ............     (2,925,593)
Compensation expense on stock options ..........        182,767
Net income .....................................      7,708,906
                                                   ------------
Balance as of July 3, 1999 .....................     42,695,525
Exercise of stock options ......................      1,027,921
Interest on notes receivable arising from
 common stock purchase agreements ..............        (85,190)
Officers' note forgiven on stock purchases .....        452,965
Officers notes paid on stock purchases .........      1,766,530
Purchase of treasury stock, at cost ............       (758,626)
Stock option issuance related to
 non-employees .................................      1,592,275
Net income .....................................     19,598,567
                                                   ------------
Balance as of July 1, 2000 .....................   $ 66,289,967
                                                   ============
See accompanying notes.


Concord Camera Corp. and Subsidiaries
Consolidated Statements of Cash Flows



                                                                                Year Ended
                                                           -----------------------------------------------------
                                                                July 1,           July 3,           June 30,
                                                                 2000               1999              1998
                                                           ----------------   ---------------   ----------------
Cash flows from operating activities:
Net income .............................................    $  19,598,567      $  7,708,906      $   6,013,439
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization .........................        4,465,237         4,111,148          3,316,328
 Amortization of deferred financing costs ..............          174,487           122,298                 --
 Officers' notes forgiven on stock purchases ...........          452,965           744,321                 --
 Interest income on notes receivable arising from
   common stock agreements .............................          (85,190)         (142,400)          (143,190)
 Deferred income taxes .................................       (4,232,389)          159,531            116,677
 Non-cash compensation expense on stock options                   220,193           182,767                 --
 Changes in operating assets and liabilities:
   Accounts receivable .................................      (15,297,718)        1,689,205        (10,094,572)
   Inventories .........................................      (10,982,591)          838,039         (5,706,193)
   Prepaid expenses and other current assets ...........       (3,222,708)          833,729           (146,460)
   Other assets ........................................       (3,216,104)       (2,256,699)           (81,985)
   Accounts payable ....................................        9,286,087         2,010,781          5,548,135
   Accrued expenses ....................................        7,802,864           567,185          2,186,315
   Income taxes payable ................................        1,128,015           516,481            376,831
   Other current liabilities ...........................          383,649           (36,723)           (89,184)
   Other long-term liabilities .........................        3,185,488           470,679           (150,001)
                                                            -------------      ------------      -------------
    Net cash provided by operating activities ..........        9,660,852        17,519,248          1,146,140
                                                            -------------      ------------      -------------
Cash flows from investing activities:
 Purchases of property, plant and equipment ............       (7,792,029)       (6,166,331)        (4,458,775)
                                                            -------------      ------------      -------------
   Net cash used in investing activities ...............       (7,792,029)       (6,166,331)        (4,458,775)
                                                            -------------      ------------      -------------
Cash flows from financing activities:
Net (repayments) borrowings under short-term debt
 agreements ............................................       (5,898,638)       (2,733,111)         2,845,697
Net (repayments) borrowings under long-term debt
 agreements ............................................       (2,100,000)         (396,460)         2,066,541
Proceeds from issuance of senior notes, net ............               --        14,850,000                 --
Net principal borrowings (repayments) under capital
 lease obligations .....................................       (2,222,477)        2,416,533           (510,390)
Purchases of treasury stock ............................         (758,626)       (2,925,593)                --
Proceeds from notes receivable arising from
 common stock purchase agreements ......................        1,766,530                --                 --
Net proceeds from issuance of common stock .............        1,027,921         1,022,776            732,666
                                                            -------------      ------------      -------------
   Net cash (used in) provided by financing
     activities ........................................       (8,185,290)       12,234,145          5,134,514
                                                            -------------      ------------      -------------
Net (decrease) increase in cash and cash equivalents           (6,316,467)       23,587,062          1,821,879
Cash and cash equivalents at beginning of the year .....       30,706,761         7,119,699          5,297,820
                                                            -------------      ------------      -------------
Cash and cash equivalents at end of the year ...........    $  24,390,294      $ 30,706,761      $   7,119,699
                                                            =============      ============      =============
Supplemental disclosure of cash flow information:
Cash paid for interest .................................    $   2,768,000      $  3,048,000      $   1,299,000
                                                            =============      ============      =============
Cash paid for income taxes .............................    $     819,000      $     15,000      $     120,000
                                                            =============      ============      =============

See accompanying notes.

                      CONCORD CAMERA CORP. & SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES:

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Concord Camera Corp. ("Concord") and its wholly-owned subsidiaries, Concord Camera HK Limited ("Concord HK"), Concord Camera GmbH ("Concord GmbH"), Concord Camera (Europe) Limited (formerly Concord Camera UK Ltd) ("Concord UK"), Goldline (Europe) Limited ("Goldline"), Concord-Keystone Sales Corporation ("Concord Keystone"), Concord Holding Corp. ("Concord Holding"), Concord Camera Illinois Corp. ("Concord Canada"), Concord Camera (Panama) Corp. ("Concord Panama"), Concord Camera (Hungary) ("Concord Hungary") and Concord Camera France SARL ("Concord France") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

Nature of Business

     The Company is engaged in the design, development, manufacture, marketing and worldwide distribution of image capture products and related accessories. Substantially all of the Company's products are assembled in the People's Republic of China ("PRC"). As a result, the Company's operations could be adversely affected by political instability in the PRC. Consolidated net sales to the Company's three largest customers during the fiscal years ended July 1, 2000 ("Fiscal 2000"), July 3, 1999 ("Fiscal 1999") and June 30, 1998 ("Fiscal
1998") amounted to approximately $102,525,000 (59.2%), $68,105,000 (57.5%), and
$56,592,000 (55.1%) respectively. The Company believes that the loss of such customers would have a material effect on the Company as a whole. No other customer accounted for 10% or more of consolidated net sales during Fiscal 2000, Fiscal 1999 or Fiscal 1998. Additionally, the Company's three largest customers individually, or in aggregate, account from time to time, for more than 10% of the total accounts receivable outstanding. At July 1, 2000, approximately $18,370,000 related to these three customers, and was included in accounts receivable in the accompanying consolidated balance sheet.

     The Company's products include traditional and single use cameras in 35 mm, APS and instant formats. For Fiscal 2000, Fiscal 1999, and Fiscal 1998 sales of single use cameras were 48.2%, 45.2% and 45.9%, respectively of total sales.

     Beginning in Fiscal 1999, the Company changed its fiscal year end to end on the Saturday closest to June 30. Prior to Fiscal 1999, the Company's year-end was the twelve-month period ending June 30. Accordingly, for Fiscal 2000 and Fiscal 1999, the year-end was on July 1, 2000, and July 3, 1999, respectively.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

     Inventories, which consist mostly of raw materials, are stated at the lower of cost or market and are determined on a first-in, first-out basis. Components of inventory cost include materials, labor, and manufacturing overhead. Inventories are comprised of the following:




                                             July 1,          July 3,
                                              2000             1999
                                          -----------      -----------
Raw material and components .........     $22,116,287      $15,605,934
Finished goods ......................       9,486,860        5,014,622
                                          -----------      -----------
                                          $31,603,147      $20,620,556
                                          ===========      ===========

Property, Plant and Equipment

     Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed by use of the straight-line method over the estimated useful lives of the respective assets which range from two

                      CONCORD CAMERA CORP. & SUBSIDIARIES

NOTE 1 -- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES:  -- (Continued)

to forty three years. Small tools and accessories used in production in the PRC are charged to operations when purchased. Leasehold costs and improvements are amortized on a straight-line basis over the term of the lease or their estimated useful lives, whichever is shorter. Amortization of assets recorded under capital leases is included in depreciation and amortization expense.


Intangible Assets


     Cost in excess of net assets acquired (goodwill) is being amortized on a straight-line basis over its estimated life over periods ranging from fifteen to twenty years. The carrying value of goodwill is reviewed by the Company's management if the facts and circumstances suggest that it may be impaired. If this review indicates that these costs will not be recoverable, as determined based on the expected undiscounted cash flows of the entity to which the goodwill is associated over the remaining amortization period, the carrying value of goodwill would be reduced by the estimated shortfall of cash flows. Accumulated amortization at July 1, 2000 and July 3, 1999 was approximately $2,389,705 and $2,262,000, respectively.


Impairment of Long-Lived Assets


     In accordance with the Financial Accounting Standards Board ("FASB"), Statement of Financial Accounting Standards ("SFAS"), No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company records impairment losses when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. No impairment indicators were noted for Fiscal 2000, Fiscal 1999 or Fiscal 1998.


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


Advertising


     Advertising costs are expensed as incurred and included in selling expenses. Advertising allowances and other discounts totaled approximately $688,000, $464,000, and $793,000 for Fiscal 2000, Fiscal 1999 and Fiscal 1998,
respectively.


Foreign Currency Transactions


     The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, German Mark, British Pound Sterling, French Franc and Japanese Yen. Each of the Company's foreign subsidiaries purchases its inventories in U.S. Dollars and has the majority of its sales in U.S. dollars. Accordingly, the U.S. dollar is the functional currency. Certain sales to customers and purchases of certain components to manufacture cameras are made in local currency including Japanese Yen, thereby creating an exposure to fluctuations in foreign currency exchange rates. The translation from the applicable currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and

                      CONCORD CAMERA CORP. & SUBSIDIARIES

NOTE 1 -- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES:  -- (Continued)

expense accounts using a weighted average exchange rate during the period. Gains or losses resulting from foreign currency transactions and remeasurement are included in "Other (income) expense, net" in the accompanying consolidated statements of income. For Fiscal 2000, Fiscal 1999 and Fiscal 1998, included in other (income) expense, net in the accompanying consolidated statements of income are approximately $143,000, $432,000, and ($371,000), respectively, of net foreign currency (gains) losses.


Forward Exchange Contracts

     During Fiscal 2000, Fiscal 1999 and Fiscal 1998, the Company's hedging activities were immaterial and as of July 1, 2000 there were no forward exchange contracts outstanding. The Company continues to analyze the benefits and costs associated with hedging against foreign currency fluctuations.


Income Taxes

     The provision (benefit) for taxes is based on the consolidated United States entities' and individual foreign companies' estimated tax rates for the applicable year. Deferred taxes are determined utilizing the asset and liability method based on the difference between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred income tax provisions and benefits are based on the changes in the deferred tax asset or tax liability from period to period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.


Earnings Per Share

     Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share. All applicable earnings per share amounts have been presented to conform to the SFAS 128 requirements. The Company announced a two-for-one stock split of its Common Stock effected through a stock dividend to shareholders of record on March 27, 2000 and payable on April 14, 2000. Accordingly, share and per-share data for all periods presented in the accompanying consolidated financial statements have been restated to reflect the stock split.


Stock Based Compensation


     As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock-based transactions and has complied with the disclosure requirement of SFAS 123. (See note 7.) Under APB 25, compensation expense is calculated at the time of option grant based upon the difference between the exercise price of the option and the fair market value of the Company's common stock at the date of grant recognized over the vesting period.


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

                      CONCORD CAMERA CORP. & SUBSIDIARIES

NOTE 1 -- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES:  -- (Continued)

Impact of Recently Issued Accounting Standards

     In Fiscal 1999, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. Subsequently, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, which amends the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company plans to adopt SFAS No. 133 in Fiscal Year 2001 and is currently assessing the impact this statement will have on its consolidated financial statements. Management believes that the impact of SFAS No. 133 will not be significant to the Company.

NOTE 2 -- ACCOUNTS RECEIVABLE:

     Accounts receivable consist of the following:




                                                        July 1,          July 3,
                                                         2000             1999
                                                     -----------      -----------
Trade accounts receivable .......................    $33,994,931      $18,672,034
Less: Allowances for doubtful accounts, discounts
 and allowances .................................       (424,884)        (399,705)
                                                     -----------      -----------
                                                     $33,570,047      $18,272,329
                                                     ===========      ===========

NOTE 3 -- PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consist of the following:




                                                                    July 1,            July 3,
                                                                     2000               1999
                                                               ----------------   ----------------
Buildings, including buildings under capital lease .........    $   7,439,520      $   7,451,114
Equipment, including equipment under capital lease .........       24,447,583         21,647,213
Office furniture and equipment .............................        8,537,289          6,164,743
Automobiles ................................................          373,916            256,623
Leasehold improvements .....................................        4,038,720          1,854,971
                                                                -------------      -------------
                                                                   44,837,028         37,374,664
Less: Accumulated depreciation and amortization ............      (22,027,007)       (18,503,364)
                                                                -------------      -------------
                                                                $  22,810,021      $  18,871,300
                                                                =============      =============

                      CONCORD CAMERA CORP. & SUBSIDIARIES

NOTE 4 -- SHORT-TERM DEBT:

     Short-term debt is comprised of the following:




                                               July 1,         July 3,
                                                 2000            1999
                                             ----------      ----------
Hong Kong Credit Facilities .............    $1,495,212      $8,088,901
United Kingdom Credit Facility ..........       695,051              --
United States Credit Facilities .........            --              --
                                             ----------      ----------
                                             $2,190,263      $8,088,901
                                             ==========      ==========

Hong Kong Credit Facilities


     In Fiscal 1999, Concord HK had use of a $10,000,000 Non-Notification Factoring with Recourse Facility ("Factoring Facility") that was guaranteed by the Company, was secured by certain accounts receivables of Concord HK's operations and bore interest at 1.5% above the prime lending rate. During the last quarter of Fiscal 1999, $2,000,000 of the factoring facility was converted into two $1,000,000 equipment leasing facilities with terms of three and four years each. Availability under the factoring facility was subject to advance formulas based on eligible accounts receivable with no minimum borrowings. At July 3, 1999, approximately $6,584,901 and $1,050,000 was outstanding and classified as short-term debt and capital lease obligations, respectively.

     Additionally, in April 1999, Concord HK entered into a credit facility (the "Concord HK Facility") with a lender that provided Concord HK with up to $4,200,000 of financing as follows: letters of credit of up to $2,900,000, and packing loans of up to $1,300,000. At July 3, 1999, approximately $1,504,000 in borrowings was utilized and outstanding under the facility. The facility was payable on demand, and bore interest at 2% above the prime lending rate which was 8.5% at July 1, 1999. The Company guaranteed all amounts outstanding under the facility.

     During the second quarter of Fiscal 2000, Concord HK consummated a $26,200,000 credit facility (the "HK Facility") that is guaranteed by the Company, is secured by certain accounts receivables of Concord HK's operations and bears interest at 0.5% above the prime lending rate which was 9.5% at July 1, 2000. The HK Facility is comprised of 1) a $5,600,000 Import Facility, 2) a $2,600,000 Packing Credit and Export Facility, and 3) an $18,000,000 Accounts Receivable Financing Facility. Availability under the Accounts Receivable Financing Facility is subject to advance formulas based on Eligible Accounts Receivable with no minimum borrowings. The Company utilized the HK Facility to replace both the Factoring Facility and the Concord HK Facility. At July 1, 2000, $1,495,212 was outstanding under the HK Facility and classified as short-term debt.


United Kingdom Credit Facility

     In November 1999, Goldline, a Concord UK subsidiary, became indebted under a credit facility (the "UK Facility") in the United Kingdom that is secured by substantially all of the assets of Goldline. The UK Facility bears interest at 2.0% above the prime lending rate, is principally utilized for working capital needs and allows borrowings of up to approximately $1,000,000. At July 1, 2000, approximately $695,000 was outstanding under the UK Facility and classified as short-term debt.


United States Credit Facilities

     In June 2000, Concord Camera Corp. and a U.S. subsidiary entered into credit facilities (the "US Facilities") with lenders that provides Concord Keystone Sales Corp. and Concord Camera Corp. with up to $5,000,000 and $2,500,000, respectively of unsecured working capital. The US Facilities bear interest at 1.75% above London Interbank Offer Rate ("LIBOR"), which was 7.2% at July 1, 2000. No amounts were outstanding under the US Facilities at July 1, 2000.

                      CONCORD CAMERA CORP. & SUBSIDIARIES

NOTE 4 -- SHORT-TERM DEBT:  -- (Continued)

     The weighted average interest rate on the Company's short-term borrowings was approximately 10.6% and 11.7% at July 1, 2000 and July 3, 1999, respectively.

NOTE 5 -- LONG-TERM DEBT:

     Long-term debt consists of the following:


                                                        July 1,          July 3,
                                                         2000             1999
                                                     -----------      ------------
Senior Notes -- $15,000,000 at 11% interest dated
 July 30, 1998, due July 30, 2005 ...............    $14,891,071      $ 14,850,000

Mortgage payable through July 9, 1999, monthly
 Payments of interest only at 12.97%. Facility is
 secured by Company owned Manufacturing facility
 in Boan County Shenzhen Municipal, PRC .........             --         2,100,000
                                                     -----------      ------------
                                                      14,891,071        16,950,000
Current portion of long-term debt ...............             --        (2,100,000)
                                                     -----------      ------------
Long term-debt ..................................    $14,891,071      $ 14,850,000
                                                     ===========      ============

Senior Notes Payable

     On July 30, 1998, the Company consummated a private placement of $15,000,000 of unsecured senior notes ("Senior Notes"). The notes bear interest at 11%, and the maturity date is July 15, 2005. Interest payments are due quarterly.

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

NOTE 6 -- FINANCIAL INSTRUMENTS:


Fair Value of Financial Instruments


     The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and short-term debt approximate fair value because of their short duration to maturity. The carrying amount of the Company's Senior Notes approximate fair value at July 1, 2000. The fair value is estimated based on the quoted market prices for the same issues or on current rates offered to the Company for debt with the same remaining maturities. Because judgment is required in interpreting market data to develop estimates of fair value, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies may be material to the estimated fair value amounts.


Business and Credit Concentrations


     Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. The Company's cash and cash equivalents are deposited with recognized financial institutions. Concentrations of credit risk in accounts receivable resulting from sales to major customers are discussed in Note 1. The Company generally does not require collateral for sales on credit. The Company also closely monitors extensions of credit and has not experienced significant credit losses in the past.

                      CONCORD CAMERA CORP. & SUBSIDIARIES

NOTE 7 -- SHAREHOLDERS' EQUITY:

     The Company announced a two-for-one stock split of its Common Stock effected through a stock dividend to shareholders of record on March 27, 2000 and payable on April 14, 2000. Accordingly, share and per-share data for all periods presented in the accompanying consolidated financial statements have been restated to reflect the stock split.

     The Board of Directors of the Company authorized in the fourth quarter of Fiscal 2000, the Company to issue up to 1,000,000 shares of preferred stock. Such shares of preferred stock are granted certain rights and preferences. There were no shares issued or outstanding as of July 1, 2000.

     The Company's Incentive Plan permits the Compensation Committee of the Company's Board of Directors to grant a variety of common stock awards and provides for a formula plan for annual grants to non-employee directors. The maximum number of shares of common stock available for awards under the Incentive Plan is 6,000,000. Upon the adoption of the Incentive Plan, the Company's 1988 Stock Option Plan was terminated except with respect to any unexercised options outstanding thereunder.

     Stock option activity is as follows:


                                           Number of Shares     Option price per share
                                          ------------------   -----------------------
Outstanding at June 30, 1997 ..........       2,744,900            $0.88 - $4.50
Canceled ..............................        (193,100)           $1.35 - $4.50
Granted ...............................         441,026            $0.95 - $2.50
Exercised .............................        (495,850)           $0.91 - $1.91
                                              ---------            --------------
Outstanding at June 30, 1998 ..........       2,496,976            $0.88 - $4.50
Canceled ..............................          (1,000)           $ 1.50
Granted ...............................         157,000            $1.63 - $3.07
Exercised .............................        (302,680)           $0.88 - $2.00
                                              ---------            --------------
Outstanding at July 3, 1999 ...........       2,350,296            $0.88 - $3.07
Canceled ..............................         (29,326)           $1.00 - $4.50
Granted ...............................       1,306,874            $2.75 - $22.19
Exercised .............................        (296,796)           $0.88 - $4.06
                                              ---------            --------------
Outstanding at July 1, 2000 ...........       3,331,048            $0.88 - $22.19
                                              =========

     At July 1, 2000, 656,318 shares are available for future grants, and there are 2,403,308 options exercisable with a range of exercise prices from $0.88 to $22.19. As of July 1, 2000, a total of 4,498,548 shares of Common Stock have been reserved for issuance. The Company, from time to time, will grant to certain individuals, stock options as part of an individual employee stock option plan as inducement of employment. These grants are not made under the Incentive Plan. As of July 1, 2000 there were 1,189,500 stock options outstanding under individual employee stock option plans with exercise prices ranging from $1.00 to $22.63. There were a total of 925,250 stock options available for exercise at July 1, 2000 with a range of exercise prices from $1.00 to $22.63.


     The Company accounts for its stock option plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. On October 22, 1998, the Board of Directors approved the extension of the expiration date of certain option grants to non-employee directors to January 31, 2004. Compensation expense recognized by the Company related to this modification amounted to $182,767 for Fiscal 1999. In Fiscal 2000, the Company granted stock options to certain non-employee consultants which resulted in compensation expense of approximately $220,000, deferred compensation of $1,372,000, and a corresponding increase in paid-in capital of $1,592,000.

     Pro forma information regarding net income and earnings per share is required by SFAS No.

                      CONCORD CAMERA CORP. & SUBSIDIARIES

NOTE 7 -- SHAREHOLDERS' EQUITY:  -- (Continued)

123, "Accounting for Stock Issued to Employees", and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for the three years ended July 1, 2000:

     Expected dividend yield 0% for all three periods. Expected life of the options within a range of 3 to 7.5 years. Risk free interest rates within a range of 4.6% to 6.2% and a volatility factor of the Company's common stock of .749, .716, and .747 for Fiscal 2000, 1999 and 1998,
     respectively.

     The Black-Scholes option valuation model was developed for us in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the management's option, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The Company has determined the weighted average fair value per share of options granted during Fiscal 2000, 1999, and 1998 to be $7.67, $1.65, and $1.90, respectively.

     For the purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options vesting period. Stock options vest over several years and new stock option grants are generally made each year. Accordingly, the pro forma amounts shown below may not be representative of the pro forma effect on reported net income in future years. The Company's pro forma information is as follows:



                                                                       Fiscal Year
                                                     ------------------------------------------------
                                                         2000               1999              1998
                                                     ------------       -----------       -----------
Pro forma net income ...........................     $ 18,378,198       $ 7,328,297       $ 5,593,640
                                                     ============       ===========       ===========
Pro forma basic net income per share ...........     $       0.84       $      0.33       $      0.26
                                                     ============       ===========       ===========
Pro forma diluted net income per share .........     $       0.76       $      0.32       $      0.24
                                                     ============       ===========       ===========

     On August 23, 1995, the Compensation Committee of the Board approved stock purchase awards under the Management Equity Provisions of the Company's Incentive Plan pursuant to which 1,000,000 shares of common stock were made available for purchase by senior management of the Company at a price per share equal to $2.69 per share (the closing price of the common stock on August 23, 1995, as adjusted for the two-for-one stock split paid on April 14, 2000) pursuant to binding commitments to be made by such persons by August 31, 1995. The Company received commitments for the purchase of 888,000 shares (the "Purchased Shares"). Each purchaser was also granted the right to receive a contingent restricted stock award covering a number of shares equal to the number of shares he had purchased based upon attainment of increases in shareholder value in accordance with the Incentive Plan. If issued, such contingent restricted shares were to vest over a three-year period and were subject to forfeiture prior to vesting under certain conditions.

     In November 1995, members of the Company's senior management entered into purchase agreements (the "Purchase Agreements") for the Purchased Shares. Pursuant to the Purchase Agreements, each purchaser executed a full recourse note for the purchase price of such shares (each a "Note"; collectively, the "Notes") and pledged the Purchased Shares as security for the payment of the Note. The Notes mature five years from the date of purchase and bear interest at an annual rate of 6%. Concurrently with the execution of their respective Purchase Agreements and Notes, each purchaser entered into a Voting Agreement pursuant to which each purchaser agreed to vote all of his Purchased Shares and contingent restricted stock in accordance with the determination of the holders of a majority of all of the Purchased Shares and contingent restricted stock held by the purchasers. To effect the foregoing, each of the purchasers delivered an irrevocable proxy to Ira B. Lampert and agreed that prior to any transfer of Purchased Shares and contingent restricted stock, such purchaser would cause the transferee (i) to agree in writing with Mr. Lampert to be bound by the provisions of the Voting Agreement with respect to such shares and (ii) to execute and deliver to Mr. Lampert an irrevocable proxy.

                      CONCORD CAMERA CORP. & SUBSIDIARIES

NOTE 7 -- SHAREHOLDERS' EQUITY:  -- (Continued)

     Pursuant to Amendments to each of the Purchase Agreements dated February 28, 1997 (the "Amendments"), the Company was relieved of its obligation to issue any contingent restricted stock. Instead, each participating member of the Company's senior management received, as of December 22, 1996, options to purchase that number of shares of common stock (the "Option Shares") equal to the number of Purchased Shares purchased by such person, at an exercise price of $0.91 per share. The options vested as to 20% of the Option Shares covered thereby as of December 22, 1996, and the balance of the shares covered thereby began vesting December 31, 1996 in equal monthly installments over a four-year period during the term of employment or consultancy. The unvested portion became vested on August 19, 1998 when the average closing price of the common stock was at least $5.00 (pre-split adjustment) for 90 consecutive trading days. Concurrently with the Amendments, the Voting Agreement and the irrevocable proxies were amended and restated to include the Option Shares and delete any mention of the contingent restricted stock.


     Pursuant to the Company's Management Equity Provisions, so long as a person remains a member of the management group, such person is required to own shares of common stock in an amount not less than 50% of such person's shares issued pursuant to the Management Equity Provisions plus shares issuable upon the exercise of options thereunder.


     In April 1999, the Board approved a conditional release program whereby the Company agreed to forgive a portion of the indebtedness represented by each Note and concurrently release a proportionate number of Purchased Shares held by the Company as security for payment of the Notes. The debt forgiveness and share release program (the "Release Program") began on May 1, 1999 and will continue on January 1 each year through January 1, 2003. The total principal sum subject to forgiveness under the Release Program is $2,386,500, together with interest owed under the Notes. The debt forgiveness is conditioned upon the person's continued employment with the Company. If a person ceases to be an employee or consultant of the Company prior to full forgiveness of the debt, the principal amount of the Note would immediately become due and payable, including any amounts scheduled to be forgiven at a future date.


     As contemplated by the Management Equity Provisions, subsequent to 1995 certain Purchased Shares and the related options were transferred to other eligible members of the Company's senior management upon their execution of the required agreements and Notes. Notes previously delivered to secure payment for such shares were canceled upon delivery of new Notes by current members. The Purchased Shares and options awarded pursuant to the Management Equity Provisions are presently held by Ira B. Lampert, Brian F. King, Keith L. Lampert, Harlan I. Press and Arthur Zawodny.


     In January 2000, the Board further provided that a participant in the Management Equity Provisions would have the right to prepay all or any portion of the indebtedness represented by a Note issued in connection with the purchase of shares, and that the amount so prepaid would be repaid to the participant as deferred compensation at such time as the amount would otherwise have been forgiven in accordance with the Release Program. During Fiscal 2000, certain members of the Company's senior management team prepaid the indebtedness represented by the Notes in the aggregate amount of $1,766,530. In accordance with the intention of the Board to treat such prepayments as amounts to be repaid as deferred compensation at such time as the amount would have otherwise been forgiven in accordance with the Release Program, the Company contributed approximately $1,237,000 to a retirement plan for a member of the senior management team. Such amount will vest over time in accordance with the Release Program's scheduled foregiveness dates.


     At the Board of Directors meeting of August 23, 1995, a Management Incentive Compensation Program was approved for the 1995 Fiscal Year and for subsequent periods. The Plan was enacted in order to foster increased efforts by senior executives on behalf of the Company by giving them a direct financial interest in the Company's performance and to encourage key employees to remain with the Company as well as to provide an incentive in the recruitment of senior management. The incentive pool is to be earned if the Company achieves certain return on equity goals. The goals are reviewable each year by the Board and may be amended. If the goals are achieved, an Incentive Fund is to be established of up to 10% of earnings after taxes and any unawarded portion of an Incentive Fund from previous years. Included in general and administrative expenses in the accompanying consolidated statements of income for Fiscal 2000, Fiscal 1999 and Fiscal 1998, are $1,775,112, $911,254 and $703,526,
respectively, accrued for incentive compensation payments.

                      CONCORD CAMERA CORP. & SUBSIDIARIES

NOTE 8 -- INCOME TAXES:

     Income before income taxes in the accompanying consolidated statements of income consists of the following:

                                       Year Ended
                          ------------------------------------
                           July 1,       July 3,      June 30,
                             2000         1999          1998
                           -------      --------      ------
                                       (in 000's)
United States .........    $    27      $ (1,470)     $1,401
Foreign ...............     16,820        10,072       5,116
                           -------      --------      ------
                           $16,847      $  8,602      $6,517
                           =======      ========      ======

     The (benefit) provision for income taxes is comprised of the following:

                                      Year Ended
                     --------------------------------------------
                         July 1,         July 3,       June 30,
                           2000            1999          1998
                      ------------      --------      ---------
Current ..........    $  1,481,000      $733,656      $ 386,871
Deferred .........      (4,232,389)      159,531        116,677
                      ------------      --------      ---------
                      $ (2,751,389)     $893,187      $ 503,548
                      ============      ========      =========

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and
(b) operating loss carryforwards. The tax effects of significant items comprising the Company's deferred tax assets and liabilities as of July 1, 2000 are as follows:

                                                Domestic
                                                 Federal         State           Foreign             Total
                                              ----------      ---------       ------------        -----------
Deferred Tax Liabilities:
Difference between book and tax basis of
 property .................................   $       --      $      --      ($  1,100,782)      ($ 1,100,782)
Other deferred liabilities ................           --             --            (38,108)           (38,108)
                                              ----------      ---------       ------------        -----------
Total deferred liabilities ................           --             --         (1,138,890)        (1,138,890)
Deferred Tax Assets:
Operating loss carryforwards ..............    2,199,351         29,066                 --          2,228,417
Reserves not currently deductible .........      202,916         21,664                 --            224,580
Depreciation ..............................      115,191          6,221                 --            121,412
Compensation accruals .....................    1,150,900        122,876                 --          1,273,776
Difference between book and tax basis of
 property .................................      215,141         22,969                 --            238,110
Tax credits ...............................      113,829             --                 --            113,829
Deferred intercompany transaction .........      251,600             --                 --            251,600
Other deferred tax assets .................       55,932          9,924                 --             65,856
                                              ----------      ---------       ------------        -----------
Total deferred tax assets .................    4,304,860        212,720                 --          4,517,580
                                              ----------      ---------       ------------        -----------
Net deferred tax asset ....................   $4,304,860      $ 212,720      ($  1,138,890)       $ 3,378,690
                                              ==========      =========       ============        ===========

     The net deferred tax asset included in prepaid expenses and other current assets, in the accompanying consolidated balance sheet at July 1, 2000 was $1,794,719, and the net deferred tax asset included in other assets, in the accompanying consolidated balance sheet at July 1, 2000 was $1,583,971.

                      CONCORD CAMERA CORP. & SUBSIDIARIES

NOTE 8 -- INCOME TAXES:  -- (Continued)

     The effects of significant items comprising the Company's deferred tax asset and liability as of July 3, 1999 are as follows:


                                                  Domestic
                                                  Federal           State           Foreign           Total
                                               ------------      ----------        ---------       -----------
Deferred Tax Liabilities:
Difference between book and tax basis of
 property .................................    $         --      $       --       ($ 820,302)     ($   820,302)
Other deferred liabilities ................              --              --          (28,398)          (28,398)
                                               ------------      ----------        ---------       -----------
Total deferred liabilities                               --              --         (848,700)         (848,700)

Deferred Tax Assets: ......................
Operating loss carryforwards ..............       3,699,694          74,124               --         3,773,818
Reserves not currently deductible .........         147,715          25,807               --           173,522
Difference between book and tax basis of
 foreign subsidiaries .....................         979,096          32,085               --         1,011,181
Depreciation ..............................         143,096          15,055               --           158,151
Compensation accruals .....................         448,089          78,284               --           526,372
Foreign taxes .............................          (1,475)           (258)              --            (1,733)
Difference between book and tax basis of
 property .................................          95,092          16,613               --           111,705
Tax credits ...............................          45,369              --               --            45,369
Contributions carryover ...................          28,376           6,467               --            34,843
Other deferred tax assets .................         162,525          28,394               --           190,920
                                               ------------      ----------        ---------       -----------
Total deferred tax assets .................       5,747,577         276,571               --         6,024,148
                                               ------------      ----------        ---------       -----------
Valuation allowance .......................      (5,747,577)       (276,571)              --        (6,024,148)
                                               ------------      ----------        ---------       -----------
Net deferred tax liability ................    $         --      $       --       ($ 848,700)     ($   848,700)
                                               ============      ==========        =========       ===========

     In May 1992, the Hong Kong Inland Revenue Department notified Concord HK that its annual tax rate commencing July 1, 1992 will be 8.75%. The Company currently does not pay taxes or import/export duties in the PRC, but there can be no assurance that the Company will not be required to pay such taxes or duties in the future. Hong Kong is taxed separately from the PRC.

     The Company has never paid any income or turnover tax to the PRC on account of its business activities in the PRC. Existing PRC statutes can be construed as providing for a minimum of 10% to 15% income tax and a 3% turnover tax on the Company's business activities; however, the PRC has never attempted to enforce those statutes. The Company has been advised that the PRC's State Tax Bureau is reviewing the applicability of those statutes for processing activities of the type engaged in by the Company, but it has not yet announced any final decisions as to the taxability of those activities. After consultation with its tax advisors, the Company does not believe that any tax exposure it may have on account of its operations in the PRC will be material to its financial condition.

     The Company does not provide U.S. federal income taxes on undistributed earnings of its foreign subsidiaries as it intends to permanently reinvest such earnings. Undistributed earnings of its foreign subsidiaries approximated $48,353,000 as of July 1, 2000. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings. Upon eventual remittance, no withholding taxes will be payable under current law. As of July 1, 2000, Concord had net operating loss carryforwards for U.S. tax purposes of approximately $6,469,000, which expire as follows: $4,116,000 in 2008, $2,353,000 in 2009 and the balance thereafter. Losses for state tax purposes begin to expire in 2002.

                      CONCORD CAMERA CORP. & SUBSIDIARIES

NOTE 8 -- INCOME TAXES:  -- (Continued)

     Historically, the Company has maintained full valuation allowances against its deferred tax assets. As of July 3, 1999, there was a $6,024,148 valuation allowance recorded against its deferred tax assets which were primarily related to U.S. net operating loss carryforwards. In assessing the realizability of its deferred tax assets, management evaluated whether it is more likely than not that some portion, or all of its deferred tax assets, will be realized. The realization of its deferred tax assets relates directly to the Company's ability to generate taxable income for U.S. federal and state tax purposes. The valuation allowance is then adjusted accordingly. As of July 1, 2000, based on all the available evidence, management determined that it is more likely than not its deferred tax assets will be fully realized. Accordingly, the valuation allowance was reversed in full and $4,517,580 was recognized as a deferred tax asset at July 1, 2000.


     A reconciliation of income tax expense computed at the statutory U.S. federal rate to the actual provision (benefit) for income taxes is as follows:




                                                                           Year Ended
                                                       ---------------------------------------------------
                                                           July 1,           July 3,           June 30,
                                                             2000              1999              1998
                                                         -----------       -----------      ------------
Computed tax (benefits) at statutory U.S. federal
 tax rates .........................................     $ 5,728,040       $ 2,924,712      $  2,215,776
Utilization of operating loss carryforward .........              --                --          (476,180)
Earnings of foreign subsidiaries subject to a
 different tax rate ................................      (3,029,551)       (2,894,376)       (1,754,284)
Reversal of valuation allowance ....................      (6,024,148)               --                --
Refund of prior years' income taxes paid by
 foreign subsidiary ................................              --                --           (58,733)
U.S. federal minimum tax ...........................          95,000                --            68,798
Losses producing no current tax benefit ............          35,071         1,059,900           554,473
State income tax, net of federal benefit ...........         203,000            30,000                --
Other ..............................................         241,199      (    227,049)          (46,302)
                                                         -----------       -----------      ------------
Provision (benefit) ................................    ($ 2,751,389)      $   893,187      $    503,548
                                                         ===========       ===========      ============

NOTE 9 -- PRODUCT DEVELOPMENT:


     The Company's products are developed, designed and engineered principally by its own engineers in the Company's three product development and design centers located in the U.S., Hong Kong and the PRC. The Company expended approximately $4,921,000, $4,815,000 and $3,963,000, during Fiscal 2000, 1999 and 1998, respectively, for product design and development associated with digital image acquisition devices, traditional and Advanced Photo System single use cameras and traditional and Advanced Photo System cameras, and single use and manual instant cameras. These costs are included in the accompanying consolidated statements of income under the caption, costs of products sold.


NOTE 10 -- COMMITMENTS AND CONTINGENCIES:


United States Offices and Warehouses


     The Company's principal offices are located in an approximate 15,000 square foot facility, including the U.S. design center at 4000 Hollywood Blvd., Hollywood, Florida. The Company's domestic warehouse is located in a 12,000 square foot facility in Fort Lauderdale, Florida. The Company's leases for these facilities provide for rent of approximately $21,500 and $6,900 per month, respectively, with annual increases of 4% and 3%, respectively, and expire in August 2010, and January 2009, respectively.

                      CONCORD CAMERA CORP. & SUBSIDIARIES

NOTE 10 -- COMMITMENTS AND CONTINGENCIES:  -- (Continued)

Hong Kong

     The Company owns one floor and leases four floors constituting approximately 33,000 square feet of warehouse and business space at Concord Technology Centre, Texaco Road, Tsuen Wan, New Territories, Hong Kong at a cost of approximately $22,300 per month including rent and maintenance.


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

     In Fiscal 2000, the Company completed an expansion to increase the aggregate size of the PRC manufacturing and related dormitory facilities. The Company also opened a new production facility dedicated to digital image capture device manufacturing. In connection with these construction activities in China, the Company incurred costs of approximately $4,000,000. Such cost will be amortized over the expected useful life of the expansion. If production requirements continue to increase, the Company may be required to provide for an additional dormitory. The current processing agreement with the PRC expires in November 2002. The Company fully expects to renew its agreement and intends to continue to expand its operations in the PRC, but there can be no assurance that the processing agreement will be extended or renewed and the Company will be able to continue to operate in the PRC. Pursuant to a land use agreement, the Company has the right use the land through the year 2042. At the end of the term, a PRC governmental agency will own the facilities. At that time, the Company has the right under the agreement and expects to be able to lease the PRC land and improvements thereon at then prevailing rates.


Other Jurisdictions

     The Company owns an 11,000 square foot building on a one-half acre parcel in connection with its operations in the UK. The Company also leases warehouse and/or office space in France, Canada, and Germany in connection with the activities of its subsidiaries in those jurisdictions.

     The Company also leases various fixed assets which have been classified as capital leases. The initial terms of such capital leases range from three to five years and expire at various times through 2003. Monthly payments on those leases range from approximately $300 to $50,000.

     The following is a summary of assets under capitalized leases:




                                                 July 1,           July 3,
                                                   2000             1999
                                              ------------      ------------
 Assets under capitalized leases .........    $  6,233,170      $ 11,619,227
 Less: accumulated amortization ..........      (1,598,623)       (5,248,246)
                                              ------------      ------------
                                              $  4,634,547      $  6,370,981
                                              ============      ============


                      CONCORD CAMERA CORP. & SUBSIDIARIES

NOTE 10 -- COMMITMENTS AND CONTINGENCIES:  -- (Continued)

Future minimum rental payments are as follows:




                                                             Operating leases     Capital leases
                                                            ------------------   ---------------
       Fiscal Year ......................................
       2001 .............................................       $1,379,940         $1,452,092
       2002 .............................................        1,082,994          1,091,102
       2003 .............................................        1,000,202            175,397
       2004 .............................................          760,324             20,013
       2005 .............................................          391,704                 --
       Thereafter .......................................          874,844                 --
                                                                ----------         ----------
    Total minimum payments ..............................       $5,490,008          2,738,604
                                                                ==========
    Less amounts representing interest ..................                            (264,509)
                                                                                   ----------
    Present value of net minimum lease payments .........                          $2,474,095
                                                                                   ==========


     The effective interest rates on capital leases range from approximately 11% to 14%. Rental expense for operating leases of approximately $1,203,859, $1,336,000 and $998,000 was incurred for Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.


     Pursuant to an employment agreement between the Company and Ira B. Lampert, the Chairman, Chief Executive Officer and President of the Company, the Company adopted a supplemental executive retirement plan (as amended, the "Lampert SERP") for the benefit of Mr. Lampert and causes $18,333 (being amended to reflect an increase to $33,333 effective as of January 1, 2000) to be credited to this account each month ("Monthly Credit") for the benefit of Mr. Lampert. The balance in the Lampert SERP account will always be 100% vested and not subject to forfeiture. Each time the Company credits a Monthly Credit to the Lampert SERP account, the Company will simultaneously contribute an amount equal to such credit to a trust established for the purpose of accumulating funds to satisfy the obligations incurred by the Company pursuant to the establishment of the Lampert SERP.


     In connection with a one-time grant of deferred compensation to the following executive officers, effective as of April 19, 2000 the Company adopted a Supplemental Executive Retirement Plan and Agreement for the benefit of each of Brian F. King, Keith L. Lampert, Urs W. Stampfli and Harlan I. Press (the "Executive SERPs"). The Company simultaneously contributed the following amounts to trusts established for the purpose of holding funds to satisfy the Company's obligations under each of the Executive SERPs: (i) under the plan for Brian F. King, $750,000; (ii) under the plan for Keith L. Lampert, $450,000,
(iii) under the plan for Harlan I. Press, $165,000, and (iv) under the plan for Urs W. Stampfli, $110,000. The amounts in the Executive SERP accounts vest, so long as the executive continues to be employed by the Company, in three equal annual installments beginning January 1, 2001 or immediately upon a change of control of the Company. The Company simultaneously approved a one-time grant of deferred compensation to Ira B. Lampert in the amount of $1,549,999 with the same vesting as under the Executive SERPs. The Lampert SERP is being amended to include appropriate terms to govern the one-time grant of deferred compensation to Mr. Lampert. As of July 1, 2000, the Company had funded approximately $4,100,000 to the Lampert SERP which includes the one-time grant of deferred compensation of $1,549,999 and the contribution of approximately $1,237,000 related to the Release Program (See Note 7). Including investment income, the Lampert SERP balance of approximately $4,300,000 was included in other assets and other long-term liabilities in the accompanying consolidated balance sheet at July 1, 2000.


     The Company has License and Royalty Agreements which require the payment of royalties based on the manufacture and/or sale of certain products which expire at various dates through Fiscal 2008.

                      CONCORD CAMERA CORP. & SUBSIDIARIES

NOTE 11 -- LITIGATION AND SETTLEMENTS

Jack C. Benun

     On November 18, 1994, the Company filed a demand for arbitration in New Jersey for money damages in excess of $1,500,000 against Jack C. Benun ("Benun"), its former chief executive officer who was discharged for cause in Fiscal 1995. This action was taken due to Benun's failure to fully compensate the Company for damages it sustained as a result of Benun's breaching his employment obligations, his fiduciary obligations and perpetrating frauds upon the Company, including the misappropriation of funds from the Company. Benun has submitted a counterclaim in which he alleges wrongful termination of his employment and denial of benefits by the Company. Benun's counterclaim does not contain any statement of the dollar amount of his alleged damages, although he has written to the Company asserting damages of approximately $6,700,000. The Company is vigorously pursuing its action as well as defending the counterclaim. On August 24, 1999, the arbitrator upheld the propriety of Concord's termination for cause of Benun. The arbitrator found that Benun perpetrated frauds on the Company by diverting and embezzling Company monies. The Company is pursuing damage claims against Benun related to the frauds and embezzlement. Phase two of the arbitration is scheduled to begin during the week of September 25, 2000.

Fuji

     On December 30, 1997, the Company commenced in the United States District Court of the Southern District of New York (the "Court") an action against Fuji seeking to enforce the terms of a Settlement Agreement between the Company and Fuji (the "Settlement Agreement") and to restrain Fuji from terminating the Settlement Agreement. Under the terms of the Settlement Agreement, the Company has been granted a worldwide (subject to certain geographic limitations), non-exclusive license to use certain Fuji technology in connection with the manufacture and sale of single use cameras. Termination of the license would have a material adverse effect on the Company's single use camera business if Fuji's patents were found to be valid and infringed by the Company's single use products. On January 9, 1998, the Court granted the Company's request for an order restraining Fuji from terminating the Settlement Agreement. Pending a final judicial determination of the disputes, the restraining order will continue in effect as long as the Company refrains from making any further shipments pursuant to the purchase order that gave rise to the dispute. Fuji filed a motion for summary judgment, and the Company filed a motion seeking to preclude Fuji from presenting certain expert testimony. Both motions were denied by the Court, but Concord will be allowed to reassert its motion at trial if Fuji does not establish an adequate evidentiary basis for the expert testimony. The Court scheduled this matter for trial beginning on October 31, 2000.

     The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company's management, the resolution of such matters, including those described above, will not have a material effect on its financial position or results of operations.

NOTE 12 -- GEOGRAPHIC AREA INFORMATION:

     Pursuant to SFAS No. 131, Disclosure About Segments of a Business Enterprise and Related Information, the Company is required to report segment information. As the Company only operates in one business segment, no additional reporting is required. Set forth below is a summary of selected financial information regarding the Company's geographic operations (in 000's):

                      CONCORD CAMERA CORP. & SUBSIDIARIES

NOTE 12 -- GEOGRAPHIC AREA INFORMATION:  -- (Continued)


                                                                Year Ended
                                                  ---------------------------------------
                                                    July 1,       July 3,       June 30,
                                                      2000          1999          1998
                                                   --------      --------      --------
Sales made to unaffiliated customers:
United States .................................    $ 14,175      $  4,739      $  4,923
Canada ........................................       3,114         3,528         3,957
Central America ...............................         304           122           575
Hong Kong/People's Republic of China ..........     142,480       101,327        85,896
Federal Republic of Germany ...................       1,861         1,240           948
United Kingdom ................................       7,312         3,977         3,923
France ........................................       3,912         3,485         2,441
                                                   --------      --------      --------
                                                   $173,158      $118,418      $102,663
                                                   ========      ========      ========

     Sales to unaffiliated customers exclude intercompany sales (in 000's) of approximately $26,442, $12,474 and $11,548 for Fiscal 2000, 1999 and 1998,
respectively. The basis of accounting for intercompany sales is cost plus a manufacturing profit

                                                             Year Ended
                                                 -----------------------------------
                                                   July 1,      July 3,     June 30,
                                                    2000         1999         1998
                                                  -------      -------      ------
Income (loss) before income taxes:
United States ................................    $   232      $  (839)     $2,005
Canada .......................................       (169)        (438)       (540)
Central America ..............................        (36)        (284)        (64)
Hong Kong/People's Republic of China .........     16,630       11,142       6,747
Federal Republic of Germany ..................       (103)        (345)       (777)
United Kingdom ...............................        321         (649)       (817)
France .......................................        (28)          15         (37)
                                                  -------      -------      ------
                                                  $16,847      $ 8,602      $6,517
                                                  =======      =======      ======

                                                   July 1,       July 3,
                                                     2000         1999
                                                  --------      -------
Identifiable assets:
United States ................................    $ 26,587      $23,831
Canada .......................................       2,191          909
Central America ..............................         302          240
Hong Kong/People's Republic of China .........      91,644       66,478
Federal Republic of Germany ..................         868          577
United Kingdom ...............................      10,088        2,482
France .......................................       2,323        2,130
                                                  --------      -------
                                                  $134,003      $96,647
                                                  ========      =======

                      CONCORD CAMERA CORP. & SUBSIDIARIES

NOTE 13 -- RELATED PARTY TRANSACTIONS:

     During the first quarter of Fiscal 1995, the Company entered into an agreement with a member of the Board to provide sales and marketing consulting services. Selling expenses include $27,000, $49,000 and $56,000 for such consulting services and related expenses during Fiscal 2000, 1999 and 1998, respectively.

     A corporation controlled by a member of Board has provided consulting services to the Company since 1997 pursuant to an engagement agreement entered into on September 25, 1997, as amended and supplemented in 1998 and 1999 (the "Consulting Agreement"). Pursuant to the Consulting Agreement, the Company granted warrants to purchase up to 260,000 shares of common stock at an exercise price of $2.25 per share to the corporation controlled by the board member. As of July 15, 2000, such warrants were vested and exercisable as to 113,000 shares of common stock.

NOTE 14 -- OTHER (INCOME) EXPENSES -- NET:

     Included in the accompanying consolidated statements of income under the caption, other (income) expense, net is the following:

                                                   July 1,            July 3,          June 30,
                                                    2000               1999              1998
                                                 -----------        -----------        ---------
Other interest (income) ...................     ($ 1,359,231)      ($ 1,098,728)      ($ 432,821)
Other expense, net ........................          177,042             68,856          151,150
Directors' fees ...........................          157,000            157,000          136,000
Foreign exchange (gain) loss, net .........          143,427            432,000         (371,023)
                                                 -----------        -----------        ---------
                                                ($   881,762)      ($   440,872)      ($ 516,694)
                                                 ===========        ===========        =========

                                                                    Schedule II


                             CONCORD CAMERA CORP.
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES




     Column A          Column B                Column C               Column D         Column E
                                            Additions
                      Balance at       Charged to      Charged to
                     beginning of       costs and        other                      Balance at end
Description             period          expenses        accounts     Deductions       of period
-----------         --------------   --------------   -----------   ------------   ---------------
Allowance for doubtful accounts, discounts and allowances

Fiscal Year:
   1998 .........     $1,002,473       ($ 439,350)        --            --             $563,123
   1999 .........     $  563,123       ($ 163,418)        --            --             $399,705
   2000 .........     $  399,705        $  25,179         --            --             $424,884