Form 10-Q
period 2000-09-30
CONCORD CAMERA CORP
filed 2000-11-09
CIK 831861

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)
X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-     OF 1934


      For the quarterly period ended September 30, 2000
                                     ------------------

                                       OR

__    TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the transition report from _________ to ___________

                         Commission file number 0-17038
                                                -------


                              Concord Camera Corp.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                        New Jersey                            13-3152196
              ------------------------------              -------------------
             (State or other jurisdiction of               (I.R.S. Employer
              incorporation or organization)              Identification No.)


            4000 Hollywood Blvd. Suite 650N, Hollywood, Florida 33021
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  954/331-4200
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


     Yes __X__   No_____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Common Stock, no par value -27,010,208 shares as of October 26, 2000
      --------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      Index

                      Concord Camera Corp. and Subsidiaries

                                                                                                      Page No.
                                                                                                      -------
Part I. Financial Information

 Item 1.          Financial Statements

                  Condensed consolidated balance sheets as of September 30, 2000 and July 1, 2000         3

                  Condensed consolidated statements of income for the three months ended                  4
                  September 30, 2000 and October 2, 1999

                  Condensed consolidated statements of cash flows for the three months ended              5
                  September 30, 2000 and October 2, 1999

                  Notes to condensed consolidated financial statements                                    6

  Item 2.         Management's Discussion and Analysis of Financial Condition                             8
                  and Results of Operations


  Item 3.         Quantitative and Qualitative Disclosure of Market Risk                                 12


Part II. Other Information


  Item 5.                  Other Information                                                             13


  Item 6.                  Exhibits and Reports on Form 8-K                                              14

PART I. FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

Concord Camera Corp.
Condensed Consolidated Balance Sheets

                                                                  (Unaudited)                 Note 1
                                                              September 30, 2000           July 1, 2000
                                                              ------------------           ------------
                               Assets
Current Assets:
     Cash and cash equivalents                                 $  107,209,319             $  24,390,294
     Accounts receivable, net                                      33,552,212                33,570,047
     Inventories, net                                              37,815,907                31,603,147
     Prepaid expenses and other current assets                      5,963,830                 7,374,719
                                                               --------------             -------------
                  Total current assets                            184,541,268                96,938,207
Property, plant and equipment, net                                 22,969,640                22,810,021
Goodwill, net                                                       3,578,696                 3,561,770
Other assets                                                       13,175,164                10,693,442
                                                               --------------             -------------
Total assets                                                   $  224,264,768             $ 134,003,440
                                                               ==============             =============

            Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable                                          $   25,634,671             $  25,510,625
     Accrued expenses                                              14,412,714                12,788,653
     Short-term debt                                                1,335,331                 2,190,263
     Current portion of obligations under capital leases              799,851                 1,252,967
     Income taxes payable                                           2,656,966                 2,024,157
     Other current liabilities                                        299,985                   571,706
                                                               --------------             -------------
                  Total current liabilities                        45,139,518                44,338,371
Senior notes                                                       14,896,429                14,891,071
Obligations under capital leases, net of current portion              296,329                 1,221,128
Other long-term liabilities                                         7,327,105                 7,262,903
                                                               --------------             -------------
Total liabilities                                                  67,659,381                67,713,473
Commitments and contingencies
Stockholders' equity:
     Common stock, no par value, 100,000,000 shares authorized;
     27,825,734 and 23,825,734 shares issued as of
     September 30, 2000 and July 1, 2000, respectively            126,252,043                42,145,256
Paid-in capital                                                     2,625,828                 2,625,828
Retained earnings                                                  31,890,967                25,685,258
Notes receivable arising from common stock purchase
 agreements                                                           (26,313)                  (29,237)
                                                               --------------             -------------
                                                                  160,742,525                70,427,105
Less: treasury stock, at cost, 1,542,526 shares                    (4,137,138)               (4,137,138)
                                                               --------------             -------------
Total stockholders' equity                                        156,605,387                66,289,967
                                                               --------------             -------------
Total liabilities and stockholders' equity                     $  224,264,768             $ 134,003,440
                                                               ==============             =============

See accompanying notes.

Concord Camera Corp.
Condensed Consolidated Statements of Income
(Unaudited)

                                                                  For the three months ended
                                                               -----------------------------------
                                                               September 30, 2000  October 2, 1999
                                                               ------------------  ---------------
Net sales                                                         $ 62,722,902      $ 41,237,897
Cost of products sold                                               46,991,665        29,899,118
                                                                  ------------      ------------

Gross profit                                                        15,731,237        11,338,779

Selling expenses                                                     3,411,781         2,515,627

General and administrative expenses                                  4,418,130         3,804,843

Terminated acquisition costs                                           800,207                 -
Interest expense                                                       651,611           873,977

Other income, net                                                      314,433           128,294
                                                                  ------------      ------------

Income before income taxes                                           6,763,941         4,272,626

Provision for income taxes                                             558,232           377,000
                                                                  ------------      ------------

Net income                                                        $  6,205,709      $  3,895,626
                                                                  ============      ============


Basic earnings per share                                                  $.28              $.18
                                                                  ============      ============

Diluted earnings per share                                                $.25              $.16
                                                                  ============      ============

Weighted average
   common shares outstanding-basic                                  22,427,340        21,918,354

Effect of dilutive securities-stock options                          2,389,012         1,970,298
                                                                  ------------      ------------

Weighted average
   common shares and assumed conversions-diluted                    24,816,352        23,888,652
                                                                   ===========      ============



See accompanying notes.

Concord Camera Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                       For the three months ended
                                                              -------------------------------------------
                                                              September 30, 2000          October 2, 1999
                                                              ------------------          ---------------
Cash flows from operating activties:
Net income                                                        $ 6,205,709              $  3,895,626
 Adjustments to reconcile net income
      to net cash provided by operating activities:

  Depreciation and amortization                                     1,192,399                 1,053,711
  Amortization of deferred financing costs                             38,712                    33,354
  Non cash compensation officers' notes forgiven and related
      interest income associated with common stock agreements          43,368                   216,354
  Non-cash compensation expense on stock options                      125,160                         -
  Changes in operating assets and liabilities:
  Accounts receivable                                                  17,836                (1,025,194)
  Inventories                                                      (6,212,760)               (1,647,758)
  Prepaid expenses and other current assets                         1,047,301                  (498,637)
  Other assets                                                     (1,754,961)                  237,528
  Accounts payable                                                    124,046                 3,158,709
  Accrued expenses                                                  1,019,561                 2,569,735
  Income taxes payable                                                632,809                   379,407
  Other current liabilities                                          (271,722)                   71,692
  Other long-term liabilities                                          64,202                   (87,876)
                                                                -------------              ------------
 Total adjustments                                                  3,934,049                 4,461,025
                                                                -------------              ------------
Net cash provided by operating activities                           2,271,660                 8,356,651
                                                                -------------              ------------
Cash flows from investing activities:
 Purchases of property, plant and equipment                        (1,326,574)               (1,878,672)
                                                                --------------             ------------
 Net cash used in investing activities                             (1,326,574)               (1,878,672)
                                                                --------------             ------------
Cash flows from financing activities:
 Net (repayments) borrowings under short-term debt
     agreements                                                      (854,934)                  120,380
 Principal repayments under capital lease obligations              (1,377,915)                 (513,545)
 Purchases of treasury stock                                                -                  (758,626)
 Net borrowings of long-term debt                                           -                (2,100,000)
 Net proceeds from issuance of common stock                        84,106,788                    51,250
                                                                -------------              ------------
Net cash provided by (used in) financing activities                81,873,939                (3,200,541)
                                                                -------------              ------------
Net increase in cash and cash equivalents                          82,819,025                 3,277,438

Cash and cash equivalents at beginning of period                   24,390,294                30,706,761
                                                                -------------              ------------

Cash and cash equivalents at end of period                      $ 107,209,319              $ 33,984,199
                                                                =============              ============

See accompanying notes.

                              CONCORD CAMERA CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                               September 30, 2000
                               -----------------
                                   (Unaudited)

Note 1 - General
---------------


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. The balance sheet at July 1, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 2000.

Concord Camera Corp. (the "Company") operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, German Mark, British Pound Sterling, French Franc and Japanese Yen. The majority of the Company's foreign subsidiaries' sales and inventory purchases are made or denominated in the U.S. Dollar. Accordingly, the U.S. Dollar is the functional currency. However, certain sales to customers and purchases of certain components to manufacture cameras are made in local currency, thereby creating exposure to fluctuations in foreign currency exchange rates. The impact of foreign currency exchange transactions is reflected in the statement of income. The Company continues to analyze the benefits and costs associated with hedging against foreign currency fluctuations.


Note 2 - Cash
-------------

The Company has a cash management program which provides for the investment of excess cash balances into cash equivalents, which are highly liquid investments with a maturity of three months or less that are readily convertible into known amounts of cash. These investments consist primarily of U.S. treasury bills, money market funds, and U.S. federal agency securities.

Note 3 - Inventories
--------------------

Inventories are comprised of the following:
                                               September 30, 2000   July 1, 2000
                                               ------------------   ------------

       Raw materials and components                   $23,057,721    $22,116,287
       Finished goods                                  14,758,186      9,486,860
                                                      -----------    -----------

                                                      $37,815,907    $31,603,147
                                                      ===========    ===========

Note 4 - Supplemental Disclosures of Cash Flow Information:
-----------------------------------------------------------
                                                  For the three  months ended
                                                  ---------------------------
                                         September 30, 2000      October 2, 1999
                                         ------------------      ---------------

       Cash paid for interest                    $  539,373            $ 747,517
                                                 ==========            =========
       Cash paid for income taxes                $  195,524            $       -
                                                 ==========            =========

Note 5 - Public Offering
------------------------

On September 26, 2000, the Company sold, pursuant to an underwritten public offering, 3,900,000 shares of its common stock at a price of $23.00 per share. The net proceeds of the offering to the Company were $84,005,000, after offering costs and underwriting fees of $5,695,000. This amount will be used to repay outstanding indebtedness including capital leases, for capital expenditures and for general corporate and strategic purposes, including working capital and investments in new technologies, product lines and complementary businesses. (See Note 9 -Subsequent Event).

Note 6 - Terminated Acquisition Costs
-------------------------------------

Terminated acquisition costs of $800,000, for the three months ended September 30, 2000 were related to a proposed acquisition that was not consummated. Negotiations, which had been ongoing regarding this acquisition, were terminated in September, 2000.


Note 7 - Litigation and Settlements
-----------------------------------

Jack C. Benun. On November 18, 1994, the Company filed a demand for arbitration in New Jersey for money damages in excess of $1.5 million against Jack C. Benun ("Benun"), its former chief executive officer who was discharged for cause in Fiscal 1995. This action was taken due to Benun's failure to fully compensate the Company for damages it sustained as a result of Benun's breaching his employment obligations, his fiduciary obligations and perpetrating frauds upon the Company, including the misappropriation of funds from the Company. Benun has submitted a counterclaim in which he alleges wrongful termination of his employment and denial of benefits by the Company. Benun's counterclaim does not contain any statement of the dollar amount of his alleged damages, although he has written to the Company asserting damages of approximately $6.7 million. The Company is vigorously pursuing its action as well as defending the counterclaim. On August 24, 1999, the arbitrator upheld the propriety of Concord's termination for cause of Benun. The arbitrator found that Benun perpetrated frauds on the Company by diverting and embezzling Company monies. The Company is pursuing damage claims against Benun related to the frauds and embezzlement. The final phase of the arbitration (phase two), which is to determine the amount of the Company's damages and any validity of Benun's counterclaim and alleged damages related thereto, began during the week of September 25, 2000 and testimony concluded on October 31, 2000. The parties have until January 2, 2001 to submit certain post-hearing position statements and a decision of the arbitrator is expected thereafter.

Fuji. On December 30, 1997, the Company commenced in the United States District Court of the Southern District of New York (the "Court") an action against Fuji seeking to enforce the terms of a Settlement Agreement between the Company and Fuji (the "Settlement Agreement") and to restrain Fuji from terminating the Settlement Agreement. Under the terms of the Settlement Agreement, the Company has been granted a worldwide (subject to certain geographic limitations), non-exclusive license to use certain Fuji intellectual property in connection with the manufacture and sale of single use cameras. Termination of the license would have a material adverse effect on the Company's single use camera business if Fuji's patents were found to be valid and infringed by the Company's single use products. On January 9, 1998, the Court granted the Company's request for an order restraining Fuji from terminating the Settlement Agreement. Pending a final judicial determination of the disputes, the restraining order will continue in effect as long as the Company refrains from making any further shipments pursuant to the purchase order that gave rise to the dispute. Fuji filed a motion for summary judgment, and the Company filed a motion seeking to preclude Fuji from presenting certain expert testimony. Both motions were denied by the Court, but Concord will be allowed to reassert its motion at trial if Fuji does not establish an adequate evidentiary basis for the expert testimony. The Court has allowed Fuji to amend its pleading to assert an additional cause of action claiming damages on an alternative theory of liability outside the scope of the license agreement. In the Company's opinion, the amended pleading does not alter the total damages claimed by Fuji. The Court has also allowed the Company to file a claim, based on Fuji's amended pleading, seeking the return of royalties paid. This matter is scheduled for trial beginning in February 2001.

The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company's management, the resolution of such matters will not have a material adverse effect on its financial position or results of operations.

Note 8 - Recent Accounting Pronouncements
-----------------------------------------

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the requirements that must be met in order to recognize revenue and provides guidance for disclosure of revenue recognition policies. In June 2000, the SEC issued SAB No. 101B which delays the implementation date of SAB 101 until no later than the fourth quarter of Fiscal 2000. The Company has assessed the provisions of SAB 101 and does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

Note 9 - Subsequent Event
-------------------------

As part its public offering, on October 3, 2000, the Company sold an additional 585,000 shares of common stock at $23.00 per share pursuant to an over-allotment option granted to the underwriters, and raised an additional $12,500,000 net of offering costs.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
             FINANCIAL CONDITION

Results of Operations
---------------------

The quarter ended September 30, 2000 compared to the quarter ended
October 2, 1999
------------------------------------------------------------------

Total sales for the quarter ended September 30, 2000 and October 2, 1999 were approximately $62,723,000 and $41,238,000, respectively, an increase of approximately $21,485,000, or 52.1%. The increase in sales for the quarter ended September 30, 2000 compared to the quarter ended October 2, 1999 resulted principally from increases in sales to both original equipment manufacturer ("OEM") and retail sales and distribution ("RSD") customers. OEM sales for the quarters ended September 30, 2000 and October 2, 1999 were approximately $42,765,000 and $28,083,000, respectively, an increase of approximately $14,682,000, or 52.3%. This increase is primarily attributable to sales of new products, including digital cameras, to new and existing OEM customers, and to a lesser extent, sales of existing products to existing OEM customers. RSD customer sales for the quarters ended September 30, 2000 and October 2, 1999 were approximately $19,958,000 and $13,155,000, respectively, an increase of approximately $6,803,000, or 51.7%. The increase in sales is primarily attributable to sales to existing customers, and to a lesser extent, sales to new customers.

Sales of the Company's operations in Asia ("Concord Asia") for the quarters ended September 30, 2000 and October 2, 1999, were approximately $55,328,000 and $36,265,000, respectively, an increase of approximately $19,063,000, or 52.7%. Included in these amounts were FOB Hong Kong sales to customers at the Company's operations in the United States, Latin America and Canada ("Concord Americas") and sales to customers of Concord Camera (Europe) Limited, Goldline (Europe) Limited, Concord Camera GmbH, and Concord Camera France S.A.R.L. ("Concord Camera Europe") of $12,556,000 and $8,183,000, for the quarters ended September 30, 2000 and October 2, 1999, respectively. The increase in sales for Concord Asia was primarily due to higher sales to OEM and, to a lesser extent, retail sales and distribution customers.

Sales of Concord Americas for the quarters ended September 30, 2000, and October 2, 1999, including FOB Hong Kong sales to Concord Americas customers were approximately $9,307,000 and $7,905,000, respectively, an increase of approximately $1,402,000, or 17.7%. The increase was primarily due to successful implementation of new programs with new and existing customers with new and existing products.

Sales of Concord Europe for the quarters ended September 30, 2000, and October 2, 1999, including FOB Hong Kong sales to Concord Europe customers were approximately $10,644,000 and $5,251,000, respectively, an increase of approximately $5,393,000, or 102.7%. This increase was primarily due to increased sales to both existing and new customers.

Gross Profit
------------

Gross profit, expressed as a percentage of sales, decreased to 25.1% for the quarter ended September 30, 2000 from 27.5% for the quarter ended October 2, 1999. This decrease was primarily the result of a change in product mix for the quarter ended September 30, 2000 compared to the same prior year quarter. Sales for the quarter ended September 30, 2000 included revenues from digital products, which are sold at significantly higher prices, but generate lower gross profits as a percentage of sales, compared to the traditional film based products the Company had historically sold. The Company's historical product mix, which consisted of all traditional film based products, is expected to change with the introduction of more digital products in the future, and consequently, gross profits as a percentage of sales are anticipated to be lower compared to historical gross profits as a percentage of sales. However, since digital products are expected to generate greater sales revenue and gross profit on a per unit basis, as compared to the traditional film based products Concord has sold historically, average revenue and gross profit amounts per unit can be expected to increase as digital products contribute to a greater percentage of the product mix. Included in costs of products sold, were product development costs which were $1,505,000 for the quarter ended September 30, 2000 as compared to $1,182,000 for the quarter ended October 2, 1999.

Expenses
--------

As a percentage of sales, operating expenses, consisting of selling, general and administrative and interest expenses, decreased to 13.5% for the quarter ended September 30, 2000 from 17.4% for the quarter ended October 2, 1999. Operating expenses increased to $8,482,000 for the quarter ended September 30, 2000 from $7,194,000 for the quarter ended October 2, 1999, an increase of $1,288,000, or 17.9%.

Selling expenses increased to $3,412,000, or 5.4% of net sales, for the quarter ended September 30, 2000 compared to $2,516,000, or 6.1% of net sales, for the quarter ended October 2, 1999. The increase was primarily attributable to increases in promotional allowances, freight costs, and increases in sales related salaries and commissions.

General and Administrative expenses increased to $4,418,000, or 7.0% of net sales, for the quarter ended September 30, 2000 compared to $3,805,000, or 9.2% of net sales, for the quarter ended October 2, 1999. The increase of $613,000 was the result of the Company continuing to build its infrastructure to support its growth.

Terminated acquisition costs of $800,000, for the quarter ended September 30, 2000 related to a proposed acquisition that was not consummated. Negotiations, which had been ongoing regarding this acquisition, were terminated in September, 2000.

Interest expenses decreased to $652,000, or 1.0% of net sales, for the quarter ended September 30, 2000 compared to $873,000, or 2.1% of net sales, in the quarter ended October 2, 1999 as a result of lower debt levels during the quarter.

Other Income, Net
-----------------

Other income, net was approximately $315,000 and $128,000 for the quarters ended September 30, 2000 and October 2, 1999, respectively. Other income, net includes directors' fees, certain public relations costs, foreign exchange gains and losses and interest income. The increase is primarily attributable to higher interest income for the quarter ended September 30, 2000 as compared to the same prior year quarter.

Income Taxes
------------

The Company's provision for income taxes increased to $558,000 for the quarter ended September 30, 2000 from $377,000 for the quarter ended October 2, 1999. The increase was primarily related to increased income before income taxes. In general, the effective income tax rate is largely a function of the balance between income from domestic and foreign operations. Currently, Concord's foreign operations taken as a whole are effectively taxed at a higher rate than those in the United States due to domestic operating loss carryforwards.

Net Income
----------

As a result of the matters described above, the Company had net income of approximately $6,206,000, or $0.25 per diluted share, for the quarter ended September 30, 2000, as compared to net income of $3,896,000, or $0.16 per diluted share, for the quarter ended October 2, 1999.

Liquidity and Capital Resources
-------------------------------

At September 30, 2000, the Company had working capital of $139,402,000 as compared to $52,600,000 at July 1, 2000. The increase in working capital was primarily attributable to the net proceeds of approximately $84,005,000 the Company received from a public offering in September 2000. Cash provided by operating activities was approximately $2,272,000 and $8,357,000 for the quarter ended September 30, 2000 and October 2, 1999, respectively. The changes in cash provided by operating activities for the respective quarters ended September 30, 2000, and October 2, 1999, were primarily attributable to changes in inventories and accounts payable.

Capital expenditures for the quarter ended September 30, 2000 and October 2, 1999 were approximately $1,327,000 and $1,879,000, respectively, and related primarily to plant and equipment purchases for the manufacturing facility located in the People's Republic of China.

Cash provided by financing activities was $81,874,000 for the quarter ended September 30, 2000 compared to cash used of $3,201,000 for the quarter ended October 2, 1999. The increase in cash for the quarter ended September 30, 2000 was primarily attributable to a public offering (more fully discussed below) completed in September, 2000.

Senior Notes Payable. On July 30, 1998, the Company consummated a private placement of $15,000,000 of senior notes. The notes bear interest at 11.0%, and mature on July 15, 2005. Interest payments are due quarterly. The indenture governing the notes contains certain restrictive covenants relating to, among other things, incurrence of additional indebtedness and dividend and other payment restrictions affecting the Company and its subsidiaries. The indenture also includes an early redemption fee, currently at 5% of the outstanding principal, which decreases 2% annually, every July 16, commencing in 2001.

Hong Kong Credit Facilities. A Company subsidiary, Concord Camera Limited ("Concord HK") has various revolving credit facilities in place providing an aggregate of approximately $33,500,000 in borrowing capacity. Certain of the revolving credit facilities are denominated in Hong Kong dollars. The revolving credit facilities are comprised of 1) an $11,000,000 Import Facility, 2) a $2,600,000 Packing Credit and Export Facility, 3) a $1,900,000 Foreign Exchange Facility and 4) an $18,000,000 Accounts Receivable Financing Facility. The $18,000,000 Accounts Receivable Financing Facility is secured by certain accounts receivables of Concord HK and guaranteed by the Company. A significant portion of the remaining $15,500,000 of borrowing capacity is also guaranteed by the Company. Availability under the Accounts Receivable Financing Facility is subject to advance formulae based on Eligible Accounts Receivable and all the credit facilities are subject to certain financial ratios and covenants. At September 30, 2000, approximately $1,335,000 was outstanding under these facilities.

United Kingdom Credit Facility. A Concord Camera Europe subsidiary of the Company, has a revolving credit facility in place which provides approximately $1,000,000 of borrowing capacity. The facility is secured by substantially all of the assets of the subsidiary, and is principally utilized for working capital needs. There were no amounts outstanding under the facility as of September 30, 2000.

Concord Americas Credit Facilities. Concord Camera Corp. and a U.S. subsidiary each entered into credit facilities (collectively, the "US Facilities") with lenders that provide Concord Keystone Sales Corp. and Concord Camera Corp. with up to $5,000,000 and $2,500,000, respectively, of unsecured working capital. No amounts were outstanding under the US Facilities at September 30, 2000.

Public Offering. On September 26, 2000, the Company sold pursuant to an underwritten public offering, 3,900,000 shares of its common stock at a price of $23.00 per share. The net proceeds of the offering to the Company were $84,005,000, after offering costs and underwriting fees of $5,695,000. This amount will be used to repay outstanding indebtedness including capital leases, for capital expenditures and for general corporate and strategic purposes, including working capital and investments in new technologies, product lines and complementary businesses. The net proceeds are currently invested in cash equivalents. As part its public offering, on October 3, 2000, the Company sold an additional 585,000 shares of common stock at $23.00 per share, pursuant to an over-allotment option granted to the underwriters, and raised an additional $12,500,000 net of offering costs.

Future Cash Commitments. Management believes that anticipated cash flow from operations, amounts available under its credit facilities and the proceeds from the offering will be sufficient to fund its operating cash needs for the foreseeable future.

The Company is evaluating various growth opportunities which could require significant funding commitments. We have from time to time held, and continue to hold, discussions and negotiations with (i) companies that represent potential acquisition or investment opportunities, (ii) potential strategic and financial investors who have expressed an interest in making an investment in or acquiring the Company, (iii) potential joint venture partners looking toward formation of strategic alliances that would broaden the Company's product base or enable the Company to enter new lines of business and (iv) potential new and existing OEM customers where the design, development and production of new products, including certain new technologies, would enable the Company to expand its existing business, and enter new markets outside its traditional business including new ventures focusing on wireless connectivity and other new communication technologies. There can be no assurance any definitive agreement will be reached regarding any of the foregoing, nor does management believe such agreements are necessary for successful implementation of the Company's strategic plans.

Forward-Looking Statements

The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as: "estimates," "projects," "anticipates," "expects," "intends," "believes," "plans," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors including, but not limited to, those discussed in the Company's most recent Annual Report filed with the SEC on Form 10-K and the factors set forth under the caption "Risk Factors" in the Company's Prospectus dated September 21, 2000, filed with the SEC. Management wishes to caution the reader that these forward-looking statements, such as statements regarding development of the Company's business, the Company's anticipated capital expenditures, projected profits and other statements contained in this report regarding matters that are not historical facts, are only estimates or predictions. No assurance can be given that future results will be achieved. Actual events or results may differ materially as a result of risks facing the Company or actual results differing from the assumptions underlying such statements. In particular, expected revenues could be adversely affected by production difficulties or economic conditions negatively affecting the market for the Company's products. Obtaining the results expected from the introduction of the Company's new products will require timely completion of development, successful ramp-up of full-scale production on a timely basis and customer and consumer acceptance of those products. In addition, the OEM agreements require an ability to meet high quality and performance standards, successful implementation of production at greatly increased volumes and an ability to sustain production at greatly increased volumes, as to all of which there can be no assurance. There also can be no assurance that products under development will be successfully developed or that once developed such products will be commercially successful.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a result of its global operating and financial activities, is exposed to changes in interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposures to changes in interest rates and foreign currency rates through its regular operating and financing activities. Each of the Company's foreign subsidiaries purchases its inventories in U.S. Dollars and sells them in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. Certain components needed to manufacture cameras are purchased in Japanese Yen. The impact of foreign exchange transactions is reflected in the profit and loss statement. The Company's hedging activities were immaterial and as of September 30, 2000 there were no forward exchange contracts outstanding. The Company continues to analyze the benefits and costs associated with hedging against foreign currency fluctuations. The Company's exposure to changes in interest rates results from its borrowing activities used to meet its liquidity needs. Long-term debt is generally used to finance long-term investments, while short-term debt is used to meet working capital requirements. Derivative instruments are not presently used to adjust the Company's interest rate risk profile. The Company does not utilize financial instruments for trading or speculative purposes, nor does it utilize leveraged financial instruments.

PART II. OTHER INFORMATION



Item 5.           Other Information
                  -----------------

Shareholder Proposals for 2001 Annual Meeting

         The Company's next annual meeting of shareholders has been scheduled for January 18, 2001. Under the rules of the SEC, any shareholder proposal intended to be presented at the Company's 2001 annual meeting of shareholders must be received by the Secretary of the Company at its executive offices no later than November 15, 2000, in order to be considered for inclusion in the Company's proxy statement and form of proxy relating to such meeting.

         If a shareholder notifies the Company of an intent to present a proposal at the Company's 2001 annual meeting of shareholders less than 40 days before the meeting (and for any reason the proposal is voted on at that annual meeting), the Company's proxy holders will have the right to exercise discretionary voting authority with respect to the proposal, if presented at the meeting, without including information regarding the proposal in its proxy materials.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------
(a)      Exhibits

No.      Description                                                   Method of Filing
---      -----------                                                   ----------------
3.1      Certificate of Incorporation, as amended                      Incorporated by reference to the
         through May 9, 2000                                           Company's annual report on Form
                                                                       10-K for the year ended July 1, 2000.

3.2      Restated By-Laws, as amended through April                    Incorporated by reference to the
         24, 2000                                                      Company's annual report on Form
                                                                       10-K for the year ended July 1, 2000.

4.1      Form of Common Stock Certificate                              Incorporated by reference to the
                                                                       Company's registration statement on
                                                                       Form 8-A filed on September 20,
                                                                       2000.

4.2      Purchase Agreement, dated July 30, 1998,                      Incorporated by reference to the
         between Dreyfus High Yield Strategies Fund                    Company's annual report on Form
         and the Company                                               10-K for the year ended June 30,
                                                                       1998.

4.3      Indenture, dated July 30, 1998, between                       Incorporated by reference to the
         Bankers Trust Company and the Company                         Company's annual report on Form
                                                                       10-K for the year ended June 30,
                                                                       1998.

4.4      Registration Rights Agreement, dated July 3,                  Incorporated by reference to the
         1998, between Dreyfus High Yield Strategies                   Company's annual report on Form
         Fund and the Company                                          10-K for the year ended June 30,
                                                                       1998.


10.1     Master Processing Contract No. (86)507                        Filed herewith.
         with Shenzhen Baoan County Foreign Trade
         Company and Baoan Henggang Concord
         Electronics Factory, dated October 28, 1986,
         and approval certificate issued November 1,
         1986 by the Baoan Commission of Foreign
         Trade and Economic Cooperation

         (English translations)


10.2     First renewal agreement of Master Processing                  Filed herewith.
         Contract No. (86)507, dated June 22, 1991, and
         approval notice issued by the Baoan Office of
         Foreign Trade (English translations)

10.3     Second renewal agreement of Master Processing                 Filed herewith.
         Contract No. (86) 507, dated March 15, 1996, and
         approval notice issued by the Longgang Economic
         Development Bureau (English translations)

10.4     Contract for Grant of State-Owned Land Use                    Filed herewith.
         Right, dated November 8, 1994, with the
         Shenzhen Land Bureau (English translation)

27.      Financial Data Schedule                                       Filed herewith.


(b)      Reports on Form 8-K

         On September 21, 2000, the Company filed a report on Form 8-K in order to file certain letter agreements relating to and amending exhibit 10.17 to its Annual Report on Form 10-K for the fiscal year ended July 1, 2000.

                                S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CONCORD CAMERA CORP.
                              -------------------
                                  (Registrant)


                             BY: /s/Harlan I. Press
                                 ------------------
                                   (Signature)

                                 Harlan I. Press
                          Vice President and Treasurer


                  DULY AUTHORIZED AND CHIEF ACCOUNTING OFFICER
                             DATE: November 11, 2000