Form 10-Q
period 2000-12-30
CONCORD CAMERA CORP
filed 2001-02-13
CIK 831861

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


    For the quarterly period ended December 30, 2000
                                -----------------
                                     OR

__  TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from _________ to ___________

                         Commission file number 0-17038
                                                -------


                              Concord Camera Corp.
                              --------------------
             (Exact name of registrant as specified in its charter)


                    New Jersey                          13-3152196
                    ----------                          ----------
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)            Identification No.)


            4000 Hollywood Blvd. Suite 650N, Hollywood, Florida 33021
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  954/331-4200
                                  -------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


     Yes  X   No_____
        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, no par value - 27,227,842 shares as of February 5, 2001
      ---------------------------------------------------------------------

                                      Index

                      Concord Camera Corp. and Subsidiaries

                                                                                                       Page No.
                                                                                                       --------
Part I. Financial Information

  Item 1.           Financial Statements (Unaudited)

                    Condensed consolidated balance sheets as of December 30, 2000 and July 1, 2000        2

                    Condensed consolidated statements of income for the quarters and the                  3
                      six months ended December 30, 2000 and January 1, 2000

                    Condensed consolidated statements of cash flows for the six months ended              4
                      December 30, 2000 and January 1, 2000

                    Notes to condensed consolidated financial statements                                  5

  Item 2.           Management's Discussion and Analysis of Financial Condition                           8
                       and Results of Operations

  Item 3.           Quantitative and Qualitative Disclosure About Market Risk                            14

Part II. Other Information

  Item 2.           Changes in Securities and Use of Proceeds                                            15

  Item 6.           Exhibits and Reports on Form 8-K                                                     15



PART I. FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

                                                               December 30, 2000           July 1, 2000
                                                               -----------------           ------------
                                                                  (Unaudited)                (Note 1)
                               Assets
Current Assets:
     Cash and cash equivalents                                 $  122,040,680             $  24,390,294
     Accounts receivable, net                                      33,662,209                33,570,047
     Inventories                                                   35,569,705                31,603,147
     Prepaid expenses and other current assets                      5,956,091                 7,374,719
                                                               --------------             -------------
                  Total current assets                            197,228,685                96,938,207
Property, plant and equipment, net                                 24,326,776                22,810,021
Goodwill, net                                                       3,826,172                 3,561,770
Other assets                                                       12,633,808                10,693,442
                                                               --------------             -------------
Total assets                                                   $  238,015,441             $ 134,003,440
                                                               ==============             =============

            Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable                                          $   25,267,221             $  25,510,625
     Accrued expenses                                              10,269,421                12,788,653
     Short-term debt                                                        -                 2,190,263
     Current portion of obligations under capital leases              787,612                 1,252,967
     Income taxes payable                                           2,337,332                 2,024,157
     Other current liabilities                                        305,974                   571,706
                                                               --------------             -------------
                  Total current liabilities                        38,967,560                44,338,371
Senior notes                                                       14,901,786                14,891,071
Obligations under capital leases, net of current portion              116,377                 1,221,128
Other long-term liabilities                                         7,273,355                 7,262,903
                                                               --------------             -------------
Total liabilities                                                  61,259,078                67,713,473
Commitments and contingencies
Stockholders' equity:
     Common stock, no par value, 100,000,000 shares
         authorized; 28,734,068 and 23,825,734 shares issued as
         of December 30, 2000 and July 1, 2000, respectively      139,612,745                42,145,256
     Paid-in capital                                                2,625,828                 2,625,828
     Retained earnings                                             38,678,318                25,685,258
     Notes receivable arising from common stock purchase
       agreements                                                     (23,390)                  (29,237)
                                                               --------------             -------------
                                                                  180,893,501                70,427,105
Less: treasury stock, at cost, 1,542,526 shares                    (4,137,138)               (4,137,138)
                                                               --------------             -------------
Total stockholders' equity                                        176,756,363                66,289,967
                                                               --------------             -------------
Total liabilities and stockholders' equity                     $  238,015,441             $ 134,003,440
                                                               ==============             =============

See accompanying notes.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

                                                        For the three months ended                For the six months ended
                                                  ---------------------------------------     -------------------------------------
                                                  December 30, 2000       January 1, 2000     December 30, 2000     January 1, 2000
                                                  -----------------       ---------------     -----------------     ---------------

Net sales                                             $ 58,945,123          $ 44,522,402          $ 121,668,025       $ 85,760,299
Cost of products sold                                   45,512,670            32,148,987             92,504,335         62,048,105
                                                      ------------           -----------          -------------       ------------

Gross profit                                            13,432,453            12,373,415             29,163,690         23,712,194

Selling expenses                                         3,424,782             2,995,193              6,836,563          5,510,820

General and administrative expenses                      4,344,956             3,732,437              8,763,086          7,537,280

Terminated acquisition costs                                     -                     -                800,207                  -

Interest expense                                           591,779               867,691              1,243,390          1,741,668

Other income, net                                      (2,203,914)              (99,104)            (2,518,347)          (227,398)
                                                      -----------           -----------           ------------        -----------

Income before income taxes                               7,274,850             4,877,198             14,038,791          9,149,824

Provision for income taxes                                 487,499               359,000              1,045,731            736,000
                                                      ------------          ------------          -------------       ------------

Net income                                            $  6,787,351          $  4,518,198          $  12,993,060       $  8,413,824
                                                      ============          ============          =============       ============


Basic earnings per share                                      $.25                  $.21                   $.52               $.38
                                                      ============          ============          =============       ============

Diluted earnings per share                                    $.23                  $.19                   $.47               $.35
                                                      ============          ============          =============       ============

Weighted average
   common shares outstanding-basic                      26,954,034            21,839,442             24,995,736         21,879,116

Dilutive effect of stock options                         2,935,042             2,399,202              2,838,724          2,252,346
                                                      ------------          ------------          -------------       ------------

Weighted average
   common shares outstanding-diluted                    29,889,076            24,238,644             27,834,460         24,131,462
                                                      ============          ============          =============       ============

See accompanying notes.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                      For the six months ended
                                                               ------------------------------------------
                                                               December 30, 2000          January 1, 2000
                                                               -----------------          ---------------
Cash flows from operating activties:
Net income                                                       $ 12,993,060              $  8,413,824
 Adjustments to reconcile net income
      to net cash provided by operating activities:
   Depreciation and amortization                                    2,689,648                 2,203,933
   Officers' notes forgiven, related interest income
      and stock option expense                                        256,169                   396,653
  Changes in operating assets and liabilities:
      Accounts receivable                                             (92,159)               (6,456,187)
      Inventories                                                  (3,966,558)               (2,229,662)
      Prepaid expenses and other current assets                     1,159,885                    57,944
      Other assets                                                 (1,933,184)               (2,384,033)
      Accounts payable                                               (243,405)                5,189,841
      Accrued expenses                                             (2,519,231)                5,122,981
      Income taxes payable                                            313,175                   738,407
      Other current liabilities                                      (300,274)                  685,159
      Other long-term liabilities                                      93,327                 2,253,648
                                                                 ------------              ------------
 Total adjustments                                                 (4,542,607)                5,578,684
                                                                 ------------              ------------
Net cash provided by operating activities                           8,450,453                13,992,508
                                                                 ------------              ------------
Cash flows from investing activities:
 Purchases of property, plant and equipment                        (4,393,996)               (3,810,415)
                                                                 ------------              ------------
Net cash used in investing activities                              (4,393,996)               (3,810,415)
                                                                 ------------              ------------
Cash flows from financing activities:
 Net (repayments) borrowings under short-term debt
     agreements                                                    (2,304,098)                1,234,588
 Principal repayments under capital lease obligations              (1,569,461)                 (939,837)
 Purchases of treasury stock                                                -                  (758,626)
 Net repayments of long-term debt                                           -                (2,016,711)
 Net proceeds from issuance of common stock                        97,467,488                    93,207
                                                                 ------------              ------------
Net cash provided by (used in) financing activities                93,593,929                (2,387,379)
                                                                 ------------              ------------
Net increase in cash and cash equivalents                          97,650,386                 7,794,714

Cash and cash equivalents at beginning of period                   24,390,294                30,706,761
                                                                 ------------              ------------

Cash and cash equivalents at end of period                       $122,040,680              $ 38,501,475
                                                                 ============              ============

See accompanying notes.

                      CONCORD CAMERA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 30, 2000
                                   (Unaudited)

Note 1 - General
----------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. The balance sheet at July 1, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 2000.

Concord Camera Corp. (the "Company") operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, German Mark, British Pound Sterling, French Franc and Japanese Yen. The majority of the Company's foreign subsidiaries' sales and inventory purchases are made or denominated in the U.S. Dollar. Accordingly, the U.S. Dollar is the functional currency. However, certain sales to customers and purchases of certain components needed to manufacture cameras are made in local currency, thereby creating exposure to fluctuations in foreign currency exchange rates. The impact of foreign currency exchange transactions is reflected in the statement of income. The Company continues to analyze the benefits and costs associated with hedging against foreign currency fluctuations.


Note 2 - Cash
-------------

The Company has a cash management program that provides for the investment of excess cash balances into cash equivalents, which are highly liquid investments with a maturity of three months or less that are readily convertible into known amounts of cash. These investments consist primarily of U.S. treasury bills, money market funds, and U.S. federal agency securities.

Note 3 - Inventories
--------------------

Inventories are comprised of the following:

                                                         December 30, 2000          July 1, 2000
                                                         -----------------          ------------
         Raw materials and components                       $29,407,364              $22,116,287
         Finished goods                                       6,162,341                9,486,860
                                                            -----------              -----------

                                                            $35,569,705              $31,603,147
                                                            ===========              ===========

Note 4 - Supplemental Disclosures of Cash Flow Information:
-----------------------------------------------------------

                                                              For the six  months ended
                                                       ------------------------------------------
                                                       December 30, 2000          January 1, 2000
                                                       -----------------          ---------------

         Cash paid for interest                           $   997,353               $ 1,475,985
                                                          ===========               ===========
         Cash paid for income taxes                       $ 1,405,219               $         -
                                                          ===========               ===========

Note 5 - Public Offering
------------------------

On September 26, 2000, the Company sold, pursuant to an underwritten public offering, 3,900,000 shares of its common stock at a price of $23.00 per share. Pursuant to an over-allotment option granted to the underwriters, the Company sold an additional 585,000 shares of common stock on October 3, 2000 at a price of $23.00 per share. The net proceeds of the offering to the Company were approximately $96,505,000, after offering costs and underwriting fees of approximately $6,650,000. This amount will be used to repay outstanding indebtedness including capital leases, for capital expenditures and for general corporate and strategic purposes, including working capital and investments in new technologies, product lines and complementary businesses.


Note 6 - Terminated Acquisition Costs
-------------------------------------

Terminated acquisition costs of approximately $800,000, for the six months ended December 30, 2000 were related to a proposed acquisition that was not consummated. Negotiations regarding this acquisition were terminated in September, 2000.

Note 7 - Litigation and Settlements
-----------------------------------

Jack C. Benun. On November 18, 1994, the Company filed a demand for arbitration in New Jersey for money damages in excess of $1.5 million against Jack C. Benun ("Benun"), its former chief executive officer who was discharged for cause in Fiscal 1995. This action was taken due to Benun's failure to fully compensate the Company for damages it sustained as a result of Benun's breaching his employment obligations, his fiduciary obligations and perpetrating frauds upon the Company, including the misappropriation of funds from the Company. Benun has submitted a counterclaim in which he alleges wrongful termination of his employment and denial of benefits by the Company. Benun's counterclaim does not contain any statement of the dollar amount of his alleged damages, although he has written to the Company asserting damages of approximately $6.7 million. The Company is vigorously pursuing its action as well as defending the counterclaim. On August 24, 1999, the arbitrator upheld the propriety of Concord's termination for cause of Benun. The arbitrator found that Benun perpetrated frauds on the Company by diverting and embezzling Company monies. The Company is pursuing damage claims against Benun related to the frauds and embezzlement. The final phase of the arbitration (phase two), which is to determine the amount of the Company's damages and any validity of Benun's counterclaim and alleged damages related thereto, began during the week of September 25, 2000 and testimony concluded on October 31, 2000. The parties have submitted their post-hearing written position statements and a decision of the arbitrator is expected in the latter part of March, 2001. Mr. Benun's post hearing written position statements included damage claims for approximately $12.0 million exclusive of interest and attorney fees. The Company continues to believe that such claims are without merit.

Fuji. On December 30, 1997, the Company commenced in the United States District Court of the Southern District of New York (the "Court") an action against Fuji seeking to enforce the terms of a Settlement Agreement between the Company and Fuji (the "Settlement Agreement") and to restrain Fuji from terminating the Settlement Agreement. Under the terms of the Settlement Agreement, the Company has been granted a worldwide (subject to certain geographic limitations), non-exclusive license to use certain Fuji intellectual property in connection with the manufacture and sale of single use cameras. Termination of the license would have a material adverse effect on the Company's single use camera business if Fuji's patents were found to be valid and infringed by the Company's single use products. On January 9, 1998, the Court granted the Company's request for an order restraining Fuji from terminating the Settlement Agreement. Pending a final judicial determination of the disputes, the restraining order will continue in effect as long as the Company refrains from making any further shipments pursuant to the purchase order that gave rise to the dispute. Fuji filed a motion for summary judgment, and the Company filed a motion seeking to preclude Fuji from presenting certain expert testimony. Both motions were denied by the Court, but Concord will be allowed to reassert its motion at trial if Fuji does not establish an adequate evidentiary basis for the expert testimony. The Court has allowed Fuji to amend its pleading to assert an additional cause of action claiming damages on an alternative theory of liability outside the scope of the license agreement. In the Company's opinion, the amended pleading should not alter the total damages claimed by Fuji. The Court has also allowed the Company to file a claim, based on Fuji's amended pleading, seeking the return of royalties paid. This matter is scheduled for trial beginning in late February 2001.

The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company's management, the resolution of such matters will not have a material adverse effect on its financial position or results of operations.

Note 8 - Recent Accounting Pronouncements
-----------------------------------------

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the requirements that must be met in order to recognize revenue and provides guidance for disclosure of revenue recognition policies. In June 2000, the SEC issued SAB No. 101B which delays the implementation date of SAB 101 until no later than the fourth quarter of Fiscal 2001. The Company has assessed the provisions of SAB 101 and does not expect that the adoption of SAB 101 will have a material effect on its financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------

The quarter ended December 30, 2000 compared to the quarter ended
-----------------------------------------------------------------
January 1, 2000
---------------


Sales
-----

Total net sales for the quarters ended December 30, 2000 and January 1, 2000 were approximately $58,945,000 and $44,522,000, respectively, an increase of approximately $14,423,000, or 32.4%. The increase in net sales for the quarter ended December 30, 2000 compared to the quarter ended January 1, 2000 resulted principally from increases in sales to both original equipment manufacturer ("OEM") and retail sales and distribution ("RSD") customers. OEM sales for the quarters ended December 30, 2000 and January 1, 2000 were approximately $31,645,000 and $28,131,000, respectively, an increase of approximately $3,514,000, or 12.5%. This increase is primarily attributable to sales of new products, including digital cameras, to new and existing OEM customers, and to a lesser extent, sales of existing products to existing OEM customers. RSD customer sales for the quarters ended December 30, 2000 and January 1, 2000 were approximately $27,300,000 and $16,391,000, respectively, an increase of approximately $10,909,000, or 66.6%. The increase in sales is primarily attributable to sales to existing customers, and to a lesser extent, sales to new customers. The sales mix between OEM and RSD customers may vary somewhat in the short term from historical trends due to the product mix and significant differences in average unit prices between digital products and traditional film based products the Company sells to its OEM and RSD customers.

Sales for the Company's operations in Asia ("Concord Asia") for the quarters ended December 30, 2000 and January 1, 2000, were approximately $31,711,000 and $28,136,000, respectively, an increase of approximately $3,575,000, or 12.7%. The increase in sales for Concord Asia was due to higher sales to OEM customers.

Sales to customers of the Company's operations in the United States, Latin America and Canada ("Concord Americas") for the quarters ended December 30, 2000, and January 1, 2000, including FOB Hong Kong sales to Concord Americas customers, were approximately $20,631,000 and $10,050,000, respectively, an increase of approximately $10,581,000, or 105.3%. The increase was primarily due to successful implementation of new programs with new and existing customers with new and existing products.

Sales to the Company's customers of Concord Camera (Europe) Limited, Goldline (Europe) Limited, Concord Camera GmbH, and Concord Camera France S.A.R.L. ("Concord Camera Europe") for the quarters ended December 30, 2000, and January 1, 2000, including FOB Hong Kong sales to Concord Europe customers, were approximately $6,603,000 and $6,336,000, respectively, an increase of approximately $267,000, or 4.2%. This increase was primarily due to increased sales to both existing and new customers.

Gross Profit
------------

Gross profit, expressed as a percentage of sales, decreased to 22.8% for the quarter ended December 30, 2000 from 27.8% for the quarter ended January 1, 2000. This decrease was primarily the result of (i) a change in product mix for the quarter ended December 30, 2000 compared to the same prior year quarter and
(ii) increased pricing pressures due to a weakened retail environment.

Sales for the quarter ended December 30, 2000 included revenues from digital products, which are sold at significantly higher unit prices, but generate lower gross profits as a percentage of sales, compared to the traditional film based products the Company has historically sold. The Company's historical product mix, which consisted entirely of traditional film based products, is expected to change with the introduction of more digital products in the future, and consequently, gross profits as a percentage of sales are anticipated to be lower compared to historical gross profits as a percentage of sales. However, since digital products are expected to generate greater sales revenue and gross profit on a per unit basis, as compared to the traditional film based products Concord has sold historically, average revenue and gross profit amounts per unit can be expected to increase as digital products contribute to a greater percentage of the product mix. As digital products continue to contribute to a greater proportion of the Company's manufacturing product mix, Concord's overall business will become more exposed to greater gross profit fluctuations due to possible digital component shortages. Since component availability fluctuates from time to time and is subject to lead time and other constraints, it could possibly limit net profit growth and might have a negative impact on sales and gross margins in the foreseeable future.

The increased proportion of RSD sales for the quarter ended December 30 2000, which was primarily attributable to increased FOB Hong Kong sales to Concord Americas customers compared to the prior year period, resulted in lower gross profits as a percentage of sales due to pricing pressures that resulted from a weakened retail environment and softer consumer demand.

Included in costs of products sold, were product development costs of approximately $1,712,000 for the quarter ended December 30, 2000 as compared to approximately $1,206,000 for the quarter ended January 1, 2000.

Expenses
--------

As a percentage of sales, operating expenses, consisting of selling, general and administrative and interest expense, decreased to 14.2% for the quarter ended December 30, 2000 from 17.1% for the quarter ended January 1, 2000. Operating expenses increased to approximately $8,362,000 for the quarter ended December 30, 2000 from approximately $7,595,000 for the quarter ended January 1, 2000, an increase of $767,000, or 10.1%.

Selling expenses increased to approximately $3,425,000, or 5.8% of net sales, for the quarter ended December 30, 2000 compared to approximately $2,995,000, or 6.7% of net sales, for the quarter ended January 1, 2000. The increase of $430,000 was primarily attributable to higher sales related salaries and commissions, and travel and entertainment partially offset by lower freight costs.

General and administrative expenses increased to approximately $4,345,000, or 7.4% of net sales, for the quarter ended December 30, 2000 compared to approximately $3,732,000, or 8.4% of net sales, for the quarter ended January 1, 2000. The increase of $613,000 was the result of the Company continuing to build its infrastructure to support its growth.

Interest expense decreased to approximately $592,000, or 1.0% of net sales, for the quarter ended December 30, 2000 compared to approximately $868,000, or 1.9% of net sales, in the quarter ended January 1, 2000 as a result of lower debt levels during the quarter.

Other Income, Net
-----------------

Other income, net was approximately $2,204,000 and $99,000 for the quarters ended December 30, 2000 and January 1, 2000, respectively. Other income, net primarily consists of interest income, and to a lesser extent net foreign exchange gains partially offset by directors' fees, and certain public relations costs. The increase is primarily attributable to higher interest income for the quarter ended December 30, 2000 as compared to the same prior year quarter.

Income Taxes
------------

The Company's provision for income taxes increased to approximately $487,000 for the quarter ended December 30, 2000 from $359,000 for the quarter ended January 1, 2000. The increase was primarily related to increased income before income taxes. In general, the effective income tax rate is largely a function of the balance between income from domestic and foreign operations. Currently, Concord's foreign operations taken as a whole are effectively taxed at a higher rate than those in the United States due to the utilization of domestic operating loss carryforwards.

Net Income
----------

As a result of the matters described above, the Company had net income of approximately $6,787,000, or $0.23 per diluted share, for the quarter ended December 30, 2000, as compared to net income of approximately $4,518,000, or $0.19 per diluted share, for the quarter ended January 1, 2000.

The six months ended December 30, 2000 compared to the six months ended
-----------------------------------------------------------------------
January 1, 2000
---------------

Sales
-----

Total net sales for the six months ended December 30, 2000 and January 1, 2000 were approximately $121,668,000 and $85,760,000, respectively, an increase of approximately $35,908,000, or 41.9%. The increase in net sales for the six months ended December 30, 2000 compared to the six months ended January 1, 2000 resulted principally from increases in sales to both OEM and RSD customers. OEM sales for the six months ended December 30, 2000 and January 1, 2000 were approximately $74,410,000 and $56,214,000, respectively, an increase of approximately $18,196,000, or 32.4%. This increase is primarily attributable to sales of new products, including digital cameras, to new and existing OEM customers, and to a lesser extent, sales of existing products to existing OEM customers. RSD customer sales for the six months ended December 30, 2000 and January 1, 2000 were approximately $47,258,000 and $29,546,000, respectively, an increase of approximately $17,712,000, or 59.9%. The increase in sales is primarily attributable to sales to existing customers, and to a lesser extent, sales to new customers.

Sales for Concord Asia for the six months ended December 30, 2000 and January 1, 2000, were approximately $74,484,000 and $56,219,000, respectively, an increase of approximately $18,265,000, or 32.5%. The increase in sales for Concord Asia was due to higher sales to OEM customers.

Sales for Concord Americas for the six months ended December 30, 2000, and January 1, 2000, including FOB Hong Kong sales to Concord Americas customers, were approximately $29,938,000 and $17,955,000, respectively, an increase of approximately $11,983,000, or 66.7%. The increase was primarily due to successful implementation of new programs with new and existing customers with new and existing products.

Sales for Concord Europe for the six months ended December 30, 2000, and January 1, 2000, including FOB Hong Kong sales to Concord Europe customers, were approximately $17,246,000 and $11,586,000, respectively, an increase of approximately $5,660,000, or 48.9%. This increase was primarily due to increased sales to both existing and new customers.

Gross Profit
------------

Gross profit, expressed as a percentage of sales, decreased to 24.0% for the six months ended December 30, 2000 from 27.6% for the six months ended January 1, 2000. This decrease was primarily the result of (i) a change in product mix for the six months ended December 30, 2000, and (ii) increased pricing pressures due to a weakened retail environment.

Sales for the six months ended December 30, 2000 included revenues from digital products, which are sold at significantly higher unit prices, but generate lower gross profits as a percentage of sales, compared to the traditional film based products the Company has historically sold. The Company's historical product mix, which consisted entirely of traditional film based products, is expected to change with the introduction of more digital products in the future, and consequently, gross profits as a percentage of sales are anticipated to be lower compared to historical gross profits as a percentage of sales. However, since digital products are expected to generate greater sales revenue and gross profit on a per unit basis, as compared to the traditional film based products Concord has sold historically, average revenue and gross profit amounts per unit are expected to increase as digital products contribute to a greater percentage of the product mix. As digital products continue to contribute to a greater proportion of the Company's manufacturing product mix, Concord's overall business will become more exposed to greater gross profit fluctuations due to possible digital component shortages. Since component availability fluctuates from time to time and is subject to lead time and other constraints, it could possibly limit net profit growth and might have a negative impact on sales and gross margins in the foreseeable future.

The increased proportion of RSD sales for the six ended December 30 2000, which was primarily attributable to increased FOB Hong Kong sales to Concord Americas customers compared to the prior year period, resulted in lower gross profits as a percentage of sales due to pricing pressures that resulted from a weakened retail environment and softer consumer demand.

Included in costs of products sold, were product development costs of approximately $3,217,000 for the six months ended December 30, 2000 as compared to approximately $2,388,000 for the six months ended January 1, 2000.

Expenses
--------

As a percentage of sales, operating expenses, consisting of selling, general and administrative, terminated acquisition costs and interest expense, decreased to 14.5% for the six months ended December 30, 2000 from 17.2% for the six months ended January 1, 2000. Operating expenses increased to approximately $17,643,000 for the six months ended December 30, 2000 from approximately $14,790,000 for the six months ended January 1, 2000, an increase of $2,853,000, or 19.3%.

Selling expenses increased to approximately $6,837,000, or 5.6% of net sales, for the six months ended December 30, 2000 compared to approximately $5,511,000, or 6.4% of net sales, for the six months ended January 1, 2000. The increase was primarily attributable to increases in promotional allowances, increases in sales related salaries and commissions and freight costs.

General and administrative expenses increased to approximately $8,763,000, or 7.2% of net sales, for the six months ended December 30, 2000 compared to approximately $7,537,000, or 8.8% of net sales, for the six months ended January 1, 2000. The increase of $1,226,000 was the result of the Company continuing to build its infrastructure to support its growth.

Terminated acquisition costs of approximately $800,000, for the six months ended December 30, 2000 related to a proposed acquisition that was not consummated. Negotiations regarding this acquisition were terminated in September, 2000.

Interest expense decreased to approximately $1,243,000, or 1.0% of net sales, for the six months ended December 30, 2000 compared to approximately $1,742,000, or 2.0% of net sales, in the six months ended December 30, 2000 as a result of lower debt levels during the six months ended December 30, 2000.

Other Income, Net
-----------------

Other income, net was approximately $2,518,000 and $228,000 for the six months ended December 30, 2000 and January 1, 2000, respectively. Other income, net primarily consists of interest income, and to a lesser extent net foreign exchange gains partially offset by directors' fees, and certain public relations costs. The increase is primarily attributable to higher interest income for the six months ended December 30, 2000 as compared to the same prior year period.

Income Taxes
------------

The Company's provision for income taxes increased to approximately $1,046,000 for the six months ended December 30, 2000 from approximately $736,000 for the six months ended January 1, 2000. The increase was primarily related to increased income before income taxes. In general, the effective income tax rate is largely a function of the balance between income from domestic and foreign operations. Currently, Concord's foreign operations taken as a whole are effectively taxed at a higher rate than those in the United States due to domestic operating loss carryforwards.

Net Income
----------

As a result of the matters described above, the Company had net income of approximately $12,993,000, or $0.47 per diluted share, for the six months ended December 30, 2000, as compared to net income of approximately $8,414,000, or $0.35 per diluted share, for the six months ended January 1, 2000.

Liquidity and Capital Resources
-------------------------------

At December 30, 2000, the Company had working capital of $158,261,000 as compared to $52,600,000 at July 1, 2000. The increase in working capital was primarily attributable to the net proceeds of approximately $96,505,000 the Company received from a public offering in September and October 2000. Cash provided by operating activities was approximately $8,450,000 and $13,993,000 for the six months ended December 30, 2000 and January 1, 2000, respectively. The changes in cash provided by operating activities for the respective six months ended December 30, 2000, and January 1, 2000, were primarily attributable to changes in accounts receivable, accounts payable and accrued expenses.

Capital expenditures for the six months ended December 30, 2000 and January 1, 2000 were approximately $4,394,000 and $3,810,000, respectively, and related primarily to plant and equipment purchases for the manufacturing facility located in the People's Republic of China.

Cash provided by financing activities was $93,594,000 for the six months ended December 30, 2000 compared to cash used of $2,387,000 for the six months ended January 1, 2000. The increase in cash for the six months ended December 30, 2000 was primarily attributable to a public offering (more fully discussed below) completed in September and October, 2000.

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

Hong Kong Credit Facilities. A Company subsidiary, Concord Camera HK Limited ("Concord HK") has various revolving credit facilities in place providing an aggregate of approximately $33,500,000 in borrowing capacity. Certain of the revolving credit facilities are denominated in Hong Kong dollars. The revolving credit facilities are comprised of 1) an $11,000,000 Import Facility, 2) a $2,600,000 Packing Credit and Export Facility, 3) a $1,900,000 Foreign Exchange Facility and 4) an $18,000,000 Accounts Receivable Financing Facility. The $18,000,000 Accounts Receivable Financing Facility is secured by certain accounts receivables of Concord HK and guaranteed by the Company. A significant portion of the remaining $15,500,000 of borrowing capacity is also guaranteed by the Company. Availability under the Accounts Receivable Financing Facility is subject to advance formulae based on Eligible Accounts Receivable and all the credit facilities are subject to certain financial ratios and covenants. At December 30, 2000, there were no amounts outstanding under these facilities.

United Kingdom Credit Facility. A United Kingdom subsidiary of the Company, has a revolving credit facility in place which provides approximately $1,000,000 of borrowing capacity. The facility is secured by substantially all of the assets of the subsidiary, and is principally utilized for working capital needs. There were no amounts outstanding under the facility as of December 30, 2000.

Concord Americas Credit Facilities. Concord Camera Corp. and a U.S. subsidiary each entered into credit facilities (collectively, the "US Facilities") with lenders that provide Concord Keystone Sales Corp. and Concord Camera Corp. with up to $5,000,000 and $2,500,000, respectively, of unsecured working capital. No amounts were outstanding under the US Facilities at December 30, 2000.

Public Offering. On September 26, 2000, the Company sold pursuant to an underwritten public offering, 3,900,000 shares of its common stock at a price of $23.00 per share. Pursuant to an over-allotment option granted to the underwriters, the Company sold an additional 585,000 shares of common stock at a price of $23.00 per share. The net proceeds of the offering to the Company were $96,505,000, after offering costs and underwriting fees of $6,650,000. This amount will be used to repay outstanding indebtedness including capital leases, for capital expenditures and for general corporate and strategic purposes, including working capital and investments in new technologies, product lines and complementary businesses. The net proceeds are currently invested in cash equivalents.

Future Cash Commitments. Management believes that anticipated cash flow from operations, amounts available under its credit facilities and the proceeds from the offering will be sufficient to fund its operating cash needs for the foreseeable future.

The Company is evaluating various growth opportunities which could require significant funding commitments. The Company has from time to time held, and continues to hold, discussions and negotiations with (i) companies that represent potential acquisition or investment opportunities, (ii) potential strategic and financial investors who have expressed an interest in making an investment in or acquiring the Company, (iii) potential joint venture partners looking toward formation of strategic alliances that would broaden the Company's product base or enable the Company to enter new lines of business and (iv) potential new and existing OEM customers where the design, development and production of new products, including certain new technologies, would enable the Company to expand its existing business, and enter new markets outside its traditional business including new ventures focusing on wireless connectivity and other new communication technologies. There can be no assurance any definitive agreement will be reached regarding any of the foregoing, nor does management believe such agreements are necessary for successful implementation of the Company's strategic plans.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a result of its global operating and financial activities, is exposed to changes in interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposures to changes in interest rates and foreign currency rates through its regular operating and financing activities. Each of the Company's foreign subsidiaries purchases its inventories in U.S. Dollars and sells them in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. Certain components needed to manufacture cameras are purchased in Japanese Yen. The impact of foreign exchange transactions is reflected in the profit and loss statement. The Company's hedging activities were immaterial and as of December 30, 2000 there were no forward exchange contracts outstanding. The Company continues to analyze the benefits and costs associated with hedging against foreign currency fluctuations. The Company's exposure to changes in interest rates results from its borrowing activities used to meet its liquidity needs. Long-term debt is generally used to finance long-term investments, while short-term debt is used to meet working capital requirements. Derivative instruments are not presently used to adjust the Company's interest rate risk profile. The Company does not utilize financial instruments for trading or speculative purposes, nor does it utilize leveraged financial instruments.

PART II. OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

(c) Sales of Unregistered Securities

A corporation controlled by J. David Hakman has provided consulting services to the Company since 1997 pursuant to an engagement agreement entered into on September 25, 1997, as later amended and supplemented (the "Hakman Agreement"). Pursuant to the Hakman Agreement, the Company granted a warrant to purchase up to 260,000 shares of Common Stock at an exercise price of $2.25 per share to the corporation controlled by Mr. Hakman. On October 10, 2000, Hakman Capital Corporation exercised the warrant as to the 113,000 shares that were vested. The price was $2.25 per share for an aggregate price of $254,250. No underwriting discounts or commissions were paid. Certificate(s) for the shares were issued with an appropriate restrictive legend. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.



Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a) Exhibits

No.      Description                                                Method of Filing
---      -----------                                                ----------------
3.1      Certificate of Incorporation, as amended                   Incorporated by reference to the Company's
         through May 9, 2000                                        annual report on Form 10-K for the year ended
                                                                    July 1, 2000.

3.2      Restated  By-Laws, as amended through                      Filed herewith.
         December 21, 2000

10.1     Terms of Employment between Urs W. Stampfli,               Filed herewith.
         dated effective as of January 1, 2000


(b) Reports on Form 8-K

    The registrant did not file any reports on Form 8-K during the quarter ended December 30, 2000.

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


                              CONCORD CAMERA CORP.
                              --------------------
                                  (Registrant)


                             BY: /s/Harlan I. Press
                                 ------------------
                                 (Signature)

                                 Harlan I. Press
                          Vice President and Treasurer

                  DULY AUTHORIZED AND CHIEF ACCOUNTING OFFICER
                             DATE: February 12, 2001