Form 10-Q
period 2001-03-31
CONCORD CAMERA CORP
filed 2001-05-10
CIK 831861

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001
                                        --------------

                                       OR

__       TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the transition period from _________ to ___________

                         Commission file number 0-17038
                                                -------

                              Concord Camera Corp.
                              --------------------
             (Exact name of registrant as specified in its charter)

                 New Jersey                             13-3152196
       -------------------------------              -------------------
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)


           4000 Hollywood Blvd. Suite 650N, Hollywood, Florida 33021
           ---------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


                                  954/331-4200
                                  ------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


     Yes  X   No
         ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, no par value 27,317,208 shares as of May 5, 2001
         --------------------------------------------------------------

--------------------------------------------------------------------------------

                                     Index

                     Concord Camera Corp. and Subsidiaries

                                                                                                        Page No.
                                                                                                        --------
Part I. Financial Information

  Item   1.       Financial Statements (Unaudited)

                    Condensed consolidated balance sheets as of March 31, 2001 and July 1, 2000           2

                    Condensed consolidated statements of income and loss for the three and the            3
                      nine months ended March 31, 2001 and April 1, 2000

                    Condensed consolidated statements of cash flows for the nine months ended             4
                      March 31, 2001 and April 1, 2000

                    Notes to condensed consolidated financial statements                                  5

  Item 2.           Management's Discussion and Analysis of Financial Condition                           8
                      and Results of Operations

  Item 3.           Quantitative and Qualitative Disclosure About Market Risk                            14

Part II. Other Information

  Item 1.         Legal Proceedings                                                                      15

  Item 4.         Submission of Matters to a Vote of Security Holders                                    15

  Item 6.         Exhibits and Reports on Form 8-K                                                       15


PART I. FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Balance Sheets


                                                                 March 31, 2001    July 1, 2000
                                                                 --------------    ------------
                                                                   (Unaudited)       (Note 1)
                               Assets
Current Assets:
     Cash and cash equivalents                                    $ 116,976,425    $  24,390,294
     Accounts receivable, net                                        29,663,650       33,570,047
     Inventories                                                     37,333,997       31,603,147
     Prepaid expenses and other current assets                        6,081,917        7,374,719
                                                                  -------------    -------------
                  Total current assets                              190,055,989       96,938,207
Property, plant and equipment, net                                   24,563,118       22,810,021
Goodwill, net                                                         3,772,302        3,561,770
Other assets                                                         15,290,024       10,693,442
                                                                  -------------    -------------
Total assets                                                      $ 233,681,433    $ 134,003,440
                                                                  =============    =============

            Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable                                             $  19,182,429    $  25,510,625
     Accrued expenses                                                 8,228,427       12,788,653
     Short-term debt                                                  5,286,734        2,190,263
     Current portion of obligations under capital leases                706,909        1,252,967
     Income taxes payable                                             1,398,839        2,024,157
     Other current liabilities                                          278,073          571,706
                                                                  -------------    -------------
                  Total current liabilities                          35,081,411       44,338,371
Senior notes                                                         14,907,144       14,891,071
Obligations under capital leases, net of current portion                   --          1,221,128
Other long-term liabilities                                          10,501,505        7,262,903
                                                                  -------------    -------------
Total liabilities                                                    60,490,060       67,713,473
Commitments and contingencies
Stockholders' equity:
     Common stock, no par value, 100,000,000 shares
         authorized; 28,859,734 and 23,825,734 shares issued as
         of March 31, 2001 and July 1, 2000, respectively           139,781,687       42,145,256
     Paid-in capital                                                  2,625,828        2,625,828
     Retained earnings                                               34,941,462       25,685,258
     Notes receivable arising from common stock purchase
       agreements                                                       (20,466)         (29,237)
                                                                  -------------    -------------
                                                                    177,328,511       70,427,105
Less: treasury stock, at cost, 1,542,526 shares                      (4,137,138)      (4,137,138)
                                                                  -------------    -------------
Total stockholders' equity                                          173,191,373       66,289,967
                                                                  -------------    -------------
Total liabilities and stockholders' equity                        $ 233,681,433    $ 134,003,440
                                                                  =============    =============


See accompanying notes.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Income and Loss
(Unaudited)


                                         For the three months ended        For the nine months ended
                                       ------------------------------    ------------------------------
                                       March 31, 2001   April 1, 2000    March 31, 2001   April 1, 2000
                                       --------------   -------------    --------------   -------------
Net sales                              $  24,458,191    $  32,717,048    $ 146,126,216    $ 118,477,347
Cost of products sold                     23,382,413       24,340,818      115,886,748       86,388,923
                                       -------------    -------------    -------------    -------------

Gross profit                               1,075,778        8,376,230       30,239,468       32,088,424

Selling expenses                           1,397,538        2,308,566        8,234,101        7,819,386

General and administrative expenses        3,629,964        3,536,665       12,393,050       11,073,944

Terminated acquisition costs                    --               --            800,207             --

Interest expense                             704,903          783,537        1,948,293        2,525,206

Other income, net                         (1,122,045)        (548,000)      (3,640,392)        (775,398)
                                       -------------    -------------    -------------    -------------

Income (loss) before income taxes         (3,534,582)       2,295,462       10,504,209       11,445,286

Provision for income taxes                   202,274          179,680        1,248,005          915,680
                                       -------------    -------------    -------------    -------------

Net income (loss)                      $  (3,736,856)   $   2,115,782    $   9,256,204    $  10,529,606
                                       =============    =============    =============    =============


Basic earnings (loss) per share        $        (.14)   $         .10    $         .36    $         .48
                                       =============    =============    =============    =============

Diluted earnings (loss) per share      $        (.14)   $         .09    $         .32    $         .43
                                       =============    =============    =============    =============

Weighted average
   common shares outstanding-basic        27,243,801       22,009,870       25,942,837       21,921,176

Dilutive effect of stock options                --          2,520,886        2,570,665        2,360,226
                                       -------------    -------------    -------------    -------------

Weighted average
   common shares outstanding-diluted      27,243,801       24,530,756       28,513,502       24,281,402
                                       =============    =============    =============    =============


See accompanying notes.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)


                                                                  For the nine months ended
                                                                ------------------------------
                                                                March 31, 2001   April 1, 2000
                                                                --------------   -------------
Cash flows from operating activties:
Net income                                                      $   9,256,204    $  10,529,606
 Adjustments to reconcile net income
      to net cash (used in) provided by operating activities:
   Depreciation and amortization                                    4,170,245        2,940,267
   Officers' notes forgiven, related interest income
      and stock option expense                                        363,602          596,038
  Changes in operating assets and liabilities:
      Accounts receivable                                           3,906,399         (861,960)
      Inventories                                                  (5,730,852)      (6,901,328)
      Prepaid expenses and other current assets                     1,292,819         (773,276)
      Other assets                                                 (1,357,991)      (2,737,190)
      Accounts payable                                             (6,328,196)         870,719
      Accrued expenses                                             (4,560,245)       3,152,849
      Income taxes payable                                           (625,318)         914,407
      Other current liabilities                                      (667,688)         368,987
      Other long-term liabilities                                      51,992        2,975,779
                                                                -------------    -------------
 Total adjustments                                                 (9,485,233)         545,292
                                                                -------------    -------------
Net cash (used in) provided by operating activities                  (229,029)      11,074,898
                                                                -------------    -------------
Cash flows from investing activities:
 Purchases of property, plant and equipment                        (6,051,702)      (6,360,444)
                                                                -------------    -------------
Net cash used in investing activities                              (6,051,702)      (6,360,444)
                                                                -------------    -------------
Cash flows from financing activities:
 Net (repayments) borrowings under short-term debt
     agreements                                                     2,997,619       (1,292,651)
 Repayments under long-term debt agreements                              --         (2,025,664)
 Principal repayments under capital lease obligations              (1,767,186)      (1,474,722)
 Purchases of treasury stock                                             --           (758,626)
 Net proceeds from notes receivable arising from common
     stock purchase agreements                                           --          1,437,830
 Net proceeds from issuance of common stock                        97,636,429          707,565
                                                                -------------    -------------
Net cash provided by (used in) financing activities                98,866,862       (3,406,268)
                                                                -------------    -------------
Net increase in cash and cash equivalents                          92,586,131        1,308,186

Cash and cash equivalents at beginning of period                   24,390,294       30,706,761
                                                                -------------    -------------

Cash and cash equivalents at end of period                      $ 116,976,425    $  32,014,947
                                                                =============    =============


See accompanying notes.

                     CONCORD CAMERA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                 March 31, 2001
                                 --------------
                                  (Unaudited)

Note 1 - General
----------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. The balance sheet at July 1, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 2000.

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

Note 3 - Inventories
--------------------

Inventories are comprised of the following:

                                            March 31, 2001  July 1, 2000
                                            --------------  ------------

         Raw materials and components        $30,175,202    $22,116,287
         Finished goods                        7,158,795      9,486,860
                                             -----------    -----------

                                             $37,333,997    $31,603,147
                                             ===========    ===========

Note 4 - Supplemental Disclosures of Cash Flow Information:
-----------------------------------------------------------

                                              For the nine months ended
                                            -----------------------------
                                            March 31, 2001  April 1, 2000
                                            --------------  -------------

         Cash paid for interest               $1,439,236     $2,143,143
                                              ==========     ==========
         Cash paid for income taxes           $1,910,262     $  177,942
                                              ==========     ==========

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

Note 6 - Terminated Acquisition Costs
-------------------------------------

Terminated acquisition costs of approximately $800,000, for the nine months ended March 31, 2001 were related to a proposed acquisition that was not consummated. Negotiations regarding this acquisition were terminated in September, 2000.

Note 7 - Litigation and Settlements
-----------------------------------

Jack C. Benun. On November 18, 1994, the Company filed a demand for arbitration in New Jersey for money damages in excess of $1.5 million against Jack C. Benun ("Benun"), its former chief executive officer who was discharged for cause in Fiscal 1995. This action was taken due to Benun's failure to fully compensate the Company for damages it sustained as a result of Benun's breaching his employment obligations, his fiduciary obligations and perpetrating frauds upon the Company, including the misappropriation of funds from the Company. Benun submitted a counterclaim in which he alleged, among other things, wrongful termination of his employment and denial of benefits by the Company. On August 24, 1999, the arbitrator upheld the propriety of Concord's termination for cause of Benun. The arbitrator found that Benun perpetrated frauds on the Company by diverting and embezzling Company monies. The Company pursued damage claims against Benun related to the frauds and embezzlement. On March 19, 2001, the Arbitrator rendered an award and opinion (the "award and opinion"). In the award and opinion the Arbitrator: (i) awarded the Company $1,133,246 in damages; such damages included certain fees which the Company previously paid to various attorneys, (ii) denied certain other claims made by the Company including its request for prejudgment interest on the award, and (iii) denied each of Benun's counterclaims except that Benun was awarded $100,000 for repayment of a loan made by Benun to the Company, $93,000 related to a stipulated interest amount on said loan, and interest accruing from February 15, 2001 with respect to said loan. All such amounts are subject to set off against the $1,133,246 that was awarded to the Company. During the arbitration proceedings Benun claimed damages in amounts in excess of $12 million. All amounts in excess of the aforesaid $100,000 loan and stipulated interest were denied.

On April 20, 2001, Benun instituted an action against Concord Camera in the Superior Court of New Jersey Law Division Monmouth County (Docket No. MON-L-184501). The action seeks to modify the aforesaid award to the Company from the amount of $1,133,246 to an amount of $1,103,277. The action additionally seeks to permit Benun to offset the aforesaid loan and interest amount, in the aggregate amount of $193,000, against the amount awarded to the Company. In addition to the foregoing, the action seeks damages for an alleged failure to provide Benun with alleged agreed upon fees for allegedly guaranteeing Concord debt and also seeks damages relating to an alleged failure by Concord to provide Benun with option rights relevant to 50,000 shares (100,000 shares, post-split) of Concord stock allegedly promised to Benun. The Complaint filed by Benun contains no statement of damages claimed; however, Benun has issued a press release alleging that his claims together are worth more than $4 million. The Company is vigorously contesting the action and believes Benun's claims to be without merit. The claims of Benun for alleged guarantee amounts and stock options were presented in the aforesaid arbitration. The Arbitrator in that case ruled that the aforesaid claims were not appropriately before the Arbitrator. The Company has not accrued for any recovery from Benun in this matter.

Fuji. On December 30, 1997, the Company commenced in the United States District Court of the Southern District of New York (the "Court") an action against Fuji seeking to enforce the terms of a Settlement Agreement between the Company and Fuji (the "Settlement Agreement") and to restrain Fuji from terminating the Settlement Agreement. Under the terms of the Settlement Agreement, the Company had been granted a worldwide (subject to certain geographic limitations), non-exclusive license to use certain Fuji intellectual property in connection with the manufacture and sale of single use cameras. Termination of the license would have had a material adverse effect on the Company's single use camera business if Fuji's patents were found to be valid and infringed by the Company's single use products. Effective January 1, 2001, the Company settled its pending litigation with Fuji and entered into a new twenty-year license agreement with Fuji. Under the new license agreement, Fuji granted to Concord a worldwide (excluding Japan until January 1, 2005) non-exclusive license to use Fuji's portfolio of patents and patent applications related to single-use cameras. In consideration of the license, Concord has agreed to pay a license fee and certain royalty payments to Fuji. Accordingly, Concord has recorded as an intangible asset equal to the present value of the future payments due to Fuji of approximately $4.0 million under the caption other assets, and a corresponding liability under the caption other long-term liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2001. The intangible asset is being amortized over the life of the agreement.

The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company's management, the resolution of such matters will not have a material adverse effect on its financial position or results of operations.

Note 8 - Contingency
--------------------

The Company has been working closely with a customer to ensure collection of approximately $15,777,000 of a past due account receivable. The status of this receivable will continue to be evaluated as collection and collection efforts proceed. Although the Company has not recorded any reserve against this receivable at this time, there can be no assurance that in the future a portion, or the entire amount outstanding, of this receivable will be deemed uncollectible and warrant a reserve. If management determines that a reserve needs to be recorded, it could have a material adverse impact on the Company's results of operations and financial position.

Note 9 - Recent Accounting Pronouncements
-----------------------------------------

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------

Three months ended March 31, 2001 compared to the three months ended April 1,
2000
-----------------------------------------------------------------------------

Sales
-----

Total net sales for the three months ended March 31, 2001 and April 1, 2000 were approximately $24,458,000 and $32,717,000, respectively, a decrease of approximately $8,259,000, or 25.2%. The decrease in net sales for the three months ended March 31, 2001 compared to the three months ended April 1, 2000 resulted from lower sales in the original equipment manufacturing ("OEM") business, partially offset by an increase in sales in the retail sales and distribution ("RSD") business. OEM sales for the three months ended March 31, 2001 and April 1, 2000 were approximately $11,411,000 and $25,012,000, respectively, a decrease of approximately $13,601,000, or 54.4%. This decrease was primarily attributable to OEM customers ordering fewer traditional film based products somewhat offset by an increase in digital product sales compared to the same prior year period. RSD customer sales for the three months ended March 31, 2001 and April 1, 2000 were approximately $13,047,000 and $7,705,000, respectively, an increase of approximately $5,342,000, or 69.3%. The increase in RSD sales is primarily attributable to sales to existing RSD customers of both traditional film based and digital products, and to a lesser extent, sales to new RSD customers. The sales mix between OEM and RSD customers may vary somewhat in the short term from historical trends due to the product mix and significant differences in average unit prices between digital products and traditional film based products the Company sells to its OEM and RSD customers.

Sales for the Company's operations in Asia ("Concord Asia") for the three months ended March 31, 2001 and April 1, 2000, were approximately $11,444,000 and $25,012,000, respectively, a decrease of approximately $13,568,000, or 54.2%. The decrease in sales for Concord Asia was due to lower sales to OEM customers.

Sales to customers of the Company's operations in the United States, Latin America and Canada ("Concord Americas") for the three months ended March 31, 2001, and April 1, 2000, including FOB Hong Kong sales to Concord Americas customers, were approximately $10,655,000 and $2,598,000, respectively, an increase of approximately $8,057,000, or 310.1%. The increase was primarily due to increased market penetration, and successful implementation of new programs with new and existing customers for new and existing products.

Sales to the Company's customers of Concord Camera (Europe) Limited, Goldline (Europe) Limited, Concord Camera GmbH, and Concord Camera France S.A.R.L. ("Concord Camera Europe") for the three months ended March 31, 2001, and April 1, 2000, including FOB Hong Kong sales to Concord Europe customers, were approximately $2,359,000 and $5,107,000, respectively, a decrease of approximately $2,748,000, or 53.8%. This decrease was primarily due to decreased sales to existing customers compared to the same prior year period, in part due to the current economic conditions in the United Kingdom.

Gross Profit
------------

Gross profit, expressed as a percentage of sales, decreased to 4.4% for the three months ended March 31, 2001 from 25.6% for the three months ended April 1, 2000. This decrease was primarily the result of unfavorable absorption of manufacturing overhead and labor utilization as well as startup costs related to new digital and other traditional film based products. Overall pricing pressures in a weakened retail environment and increased product engineering and development costs were also factors contributing to lower gross profits for the three months ended March 31, 2001 compared to the same prior year period. The trends of retail product pricing pressures and upward pressure on cost of products sold as a percentage of sales are expected to continue.

Sales for the three months ended March 31, 2001 included revenues from digital products, which are sold at significantly higher unit prices, but generate lower gross profits as a percentage of sales, compared to the traditional film based products the Company has historically sold. The Company's historical product mix, which consisted entirely of traditional film based products, is expected to continue changing with the introduction of more digital products in the future, and consequently, gross profits as a percentage of sales are anticipated to be lower compared to historical gross profits as a percentage of sales. However, since digital products are expected to generate greater sales revenue and gross profit on a per unit basis, as compared to the traditional film based products Concord has sold historically, average revenue and gross profit amounts per unit can be expected to increase as digital products contribute to a greater percentage of the product mix. As digital products continue to contribute to a greater proportion of the Company's manufacturing product mix, Concord's overall business will become more exposed to greater gross profit fluctuations due to possible digital component shortages. Since component availability fluctuates from time to time and is subject to lead time and other constraints, it could possibly limit net profit growth and might have a negative impact on sales and gross margins in the foreseeable future.

Included in costs of products sold, were product development costs of approximately $1,457,000 for the three months ended March 31, 2001 as compared to approximately $1,179,000 for the three months ended April 1, 2000. The increase of $278,000 resulted primarily from product development costs associated with new digital technologies and products.

Expenses
--------

As a percentage of sales, operating expenses, consisting of selling, general and administrative and interest expense, increased to 23.4% for the three months ended March 31, 2001 from 20.3% for the three months ended April 1, 2000. Operating expenses decreased to approximately $5,733,000 for the three months ended March 31, 2001 from approximately $6,629,000 for the three months ended April 1, 2000, a decrease of $896,000, or 13.5%.

Selling expenses decreased to approximately $1,398,000, or 5.7% of net sales, for the three months ended March 31, 2001 compared to approximately $2,308,000, or 7.1% of net sales, for the three months ended April 1, 2000. The decrease of $910,000 was primarily attributable to lower variable selling expenses related to lower sales volumes slightly offset by higher costs associated with sales salaries and commissions.

General and administrative expenses increased to approximately $3,630,000, or 14.8% of net sales, for the three months ended March 31, 2001 compared to approximately $3,537,000, or 10.8% of net sales, for the three months ended April 1, 2000. The increase of $93,000 was primarily attributable to higher professional fees, and higher costs associated with the Company's infrastructure partially offset by lower salaries and bonuses.

Interest expense decreased to approximately $705,000, or 2.9% of net sales, for the three months ended March 31, 2001 compared to approximately $784,000, or 2.4% of net sales, in the three months ended April 1, 2000 as a result of lower debt levels during the three months ended March 31, 2001 compared to the three months ended April 1, 2000.

Other Income, Net
-----------------

Other income, net was approximately $1,122,000 and $548,000 for the three months ended March 31, 2001 and April 1, 2000, respectively. Other income, net primarily consists of interest income, partially offset by net foreign exchange losses, directors' fees, and certain public relations costs. The increase is primarily attributable to higher interest income for the three months ended March 31, 2001 as compared to the same prior year period.

Income Taxes
------------

The Company's provision for income taxes increased to approximately $202,000 for the three months ended March 31, 2001 from $179,000 for the three months ended April 1, 2000. The increase was primarily related to increased domestic income before income taxes. In general, the effective income tax rate is largely a function of the balance between income from domestic and foreign operations. Currently, Concord's foreign operations taken as a whole are effectively taxed at a higher rate than those in the United States due to the utilization of domestic operating loss carryforwards.

Net Income
----------

As a result of the matters described above, the Company had a net loss of approximately $3,737,000, or $0.14 per share, for the three months ended March 31, 2001, as compared to net income of approximately $2,116,000, or $0.09 per diluted share, for the three months ended April 1, 2000.

Nine months ended March 31, 2001 compared to the nine months ended April 1,
2000
----------------------------------------------------------------------------

Sales
-----

Total net sales for the nine months ended March 31, 2001 and April 1, 2000 were approximately $146,126,000 and $118,477,000, respectively, an increase of approximately $27,649,000, or 23.3%. The increase in net sales for the nine months ended March 31, 2001 compared to the nine months ended April 1, 2000 resulted from increases in sales to both OEM and RSD customers. OEM sales for the nine months ended March 31, 2001 and April 1, 2000 were approximately $85,821,000 and $81,226,000, respectively, an increase of approximately $4,595,000, or 5.7%. This increase is primarily attributable to sales of new products, including digital cameras, to new and existing OEM customers, and to a lesser extent, sales of existing products to existing OEM customers. RSD customer sales for the nine months ended March 31, 2001 and April 1, 2000 were approximately $60,305,000 and $37,251,000, respectively, an increase of approximately $23,054,000, or 61.9%. The increase in sales is primarily attributable to sales to existing customers, and to a lesser extent, sales to new customers.

Sales for Concord Asia for the nine months ended March 31, 2001 and April 1, 2000, were approximately $85,911,000 and $81,253,000, respectively, an increase of approximately $4,658,000, or 5.7%. The increase in sales for Concord Asia was due to higher sales to OEM customers.

Sales for Concord Americas for the nine months ended March 31, 2001, and April 1, 2000, including FOB Hong Kong sales to Concord Americas customers, were approximately $40,550,000 and $20,553,000, respectively, an increase of approximately $19,997,000, or 97.3%. The increase was primarily due to increased market penetration, and successful implementation of new programs with new and existing customers for new and existing products.

Sales for Concord Europe for the nine months ended March 31, 2001, and April 1, 2000, including FOB Hong Kong sales to Concord Europe customers, were approximately $19,665,000 and $16,671,000, respectively, an increase of approximately $2,994,000, or 18.0%. This increase was primarily due to increased sales to both existing and new customers.

Gross Profit
------------

Gross profit, expressed as a percentage of sales, decreased to 20.7% for the nine months ended March 31, 2001 from 27.1% for the nine months ended April 1, 2000. This decrease was primarily the result of unfavorable absorption of manufacturing overhead and labor utilization as well as startup costs related to new digital and other traditional film based products. Overall pricing pressures in a weakened retail environment and increased product engineering and development costs were also factors contributing to lower gross profits. The trends of retail product pricing pressures and upward pressure on cost of products sold as a percentage of sales are expected to continue.

Sales for the nine months ended March 31, 2001 included revenues from digital products, which are sold at significantly higher unit prices, but generate lower gross profits as a percentage of sales, compared to the traditional film based products the Company has historically sold. The Company's historical product mix, which consisted entirely of traditional film based products, is expected to continue changing with the introduction of more digital products in the future, and consequently, gross profits as a percentage of sales are anticipated to be lower compared to historical gross profits as a percentage of sales. However, since digital products are expected to generate greater sales revenue and gross profit on a per unit basis, as compared to the traditional film based products Concord has sold historically, average revenue and gross profit amounts per unit are expected to increase as digital products contribute to a greater percentage of the product mix. As digital products continue to contribute to a greater proportion of the Company's manufacturing product mix, Concord's overall business will become more exposed to greater gross profit fluctuations due to possible digital component shortages. Since component availability fluctuates from time to time and is subject to lead time and other constraints, it could possibly limit net profit growth and might have a negative impact on sales and gross margins in the foreseeable future.

The increased proportion of RSD sales for the nine ended March 31 2001, which was primarily attributable to increased FOB Hong Kong sales to Concord Americas and Concord Europe customers compared to the prior year period, resulted in lower gross profits as a percentage of sales due to pricing pressures that resulted from a weakened retail environment and softer consumer demand.

Included in costs of products sold, were product development costs of approximately $4,674,000 for the nine months ended March 31, 2001 as compared to approximately $3,567,000 for the nine months ended April 1, 2000. The increase of $1,107,000 related primarily to product development costs associated with new digital technologies and products.

Expenses

As a percentage of sales, operating expenses, consisting of selling, general and administrative, terminated acquisition costs and interest expense, decreased to 16.0% for the nine months ended March 31, 2001 from 18.1% for the nine months ended April 1, 2000. Operating expenses increased to approximately $23,375,000 for the nine months ended March 31, 2001 from approximately $21,418,000 for the nine months ended April 1, 2000, an increase of $1,957,000, or 9.1%.

Selling expenses increased to approximately $8,234,000, or 5.6% of net sales, for the nine months ended March 31, 2001 compared to approximately $7,819,000, or 6.6% of net sales, for the nine months ended April 1, 2000. The increase was primarily attributable to increases in sales related salaries and commissions, freight costs and travel and entertainment partially offset by a decrease in promotional allowances.

General and administrative expenses increased to approximately $12,393,000, or 8.5% of net sales, for the nine months ended March 31, 2001 compared to approximately $11,074,000, or 9.3% of net sales, for the nine months ended April 1, 2000. The increase of $1,319,000 was the result of the Company continuing to build its infrastructure to support its growth.

Terminated acquisition costs of approximately $800,000, for the nine months ended March 31, 2001 related to a proposed acquisition that was not consummated. Negotiations regarding this acquisition were terminated in September, 2000.

Interest expense decreased to approximately $1,948,000, or 1.3% of net sales, for the nine months ended March 31, 2001 compared to approximately $2,525,000, or 2.1% of net sales, in the nine months ended April 1, 2000 as a result of lower debt levels during the nine months ended March 31, 2001.

Other Income, Net
-----------------

Other income, net was approximately $3,640,000 and $776,000 for the nine months ended March 31, 2001 and April 1, 2000, respectively. Other income, net primarily consists of interest income, and to a lesser extent net foreign exchange gains partially offset by directors' fees, and certain public relations costs. The increase is primarily attributable to higher interest income for the nine months ended March 31, 2001 compared to the same prior year period.

Income Taxes
------------

The Company's provision for income taxes increased to approximately $1,248,000 for the nine months ended March 31, 2001 from approximately $916,000 for the nine months ended April 1, 2000. The increase was primarily related to increased domestic income before income taxes. In general, the effective income tax rate is largely a function of the balance between income from domestic and foreign operations. Currently, Concord's foreign operations taken as a whole are effectively taxed at a higher rate than those in the United States due to domestic operating loss carryforwards.

Net Income
----------

As a result of the matters described above, the Company had net income of approximately $9,256,000, or $0.32 per diluted share, for the nine months ended March 31, 2001, as compared to net income of approximately $10,530,000, or $0.43 per diluted share, for the nine months ended April 1, 2000.

Liquidity and Capital Resources
-------------------------------

At March 31, 2001, the Company had working capital of $154,975,000 as compared to $52,600,000 at July 1, 2000. The increase in working capital was primarily attributable to the net proceeds of approximately $96,505,000 the Company received from a public offering in September and October 2000. Cash used by operating activities was approximately $229,000 for the nine months ended March 31, 2001 compared to cash provided by operating activities of $11,075,000 for the nine months ended April 1, 2000. The changes in cash provided by operating activities were primarily attributable to changes in accounts receivable, accounts payable and accrued expenses

The Company has been working closely with a customer to ensure collection of approximately $15,777,000 of a past due account receivable. The status of this receivable will continue to be evaluated as collection and collection efforts proceed. Although the Company has not recorded any reserve against this receivable at this time, there can be no assurance that in the future a portion, or the entire amount outstanding, of this receivable will be deemed uncollectible and warrant a reserve. If management determines that a reserve needs to be recorded, it could have a material adverse impact on the Company's results of operations and financial position.

Capital expenditures for the nine months ended March 1, 2001 and April 1, 2000 were approximately $6,052,000 and $6,360,000, respectively, and related primarily to plant and equipment purchases for the manufacturing facility located in the People's Republic of China.

Cash provided by financing activities was $98,867,000 for the nine months ended March 31, 2001 compared to cash used of $3,406,000 for the nine months ended April 1, 2000. The increase in cash for the nine months ended March 31, 2001 was primarily attributable to a public offering (more fully discussed below) completed in September and October, 2000.

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

Hong Kong Credit Facilities. A Company subsidiary, Concord Camera HK Limited ("Concord HK") has various revolving credit facilities in place providing an aggregate of approximately $33,500,000 in borrowing capacity. Certain of the revolving credit facilities are denominated in Hong Kong dollars. The revolving credit facilities are comprised of 1) an $11,000,000 Import Facility, 2) a $2,600,000 Packing Credit and Export Facility, 3) a $1,900,000 Foreign Exchange Facility and 4) an $18,000,000 Accounts Receivable Financing Facility. The $18,000,000 Accounts Receivable Financing Facility is secured by certain accounts receivables of Concord HK and guaranteed by the Company. A significant portion of the remaining $15,500,000 of borrowing capacity is also guaranteed by the Company. Availability under the Accounts Receivable Financing Facility is subject to advance formulae based on Eligible Accounts Receivable and all the credit facilities are subject to certain financial ratios and covenants. At March 31, 2001, $2,287,000 were outstanding under these facilities.

United Kingdom Credit Facility. A United Kingdom subsidiary of the Company, has a revolving credit facility in place which provides approximately $1,000,000 of borrowing capacity. The facility is secured by substantially all of the assets of the subsidiary, and is principally utilized for working capital needs. There were no amounts outstanding under the facility as of March 31, 2001.

Concord Americas Credit Facilities. Concord Camera Corp. and a U.S. subsidiary, Concord Keystone Sales Corp., each entered into credit facilities (collectively, the "US Facilities") with lenders that provide Concord Keystone Sales Corp. and Concord Camera Corp. with up to $5,000,000 and $2,500,000, respectively, of unsecured working capital. There were $3,000,000 outstanding under the US Facilities at March 31, 2001.

Public Offering. On September 26, 2000, pursuant to an underwritten public offering, the Company sold 3,900,000 shares of its common stock at a price of $23.00 per share. Pursuant to an over-allotment option granted to the underwriters, the Company sold an additional 585,000 shares of common stock at a price of $23.00 per share. The net proceeds of the offering to the Company were $96,505,000, after offering costs and underwriting fees of $6,650,000. This amount will be used to repay outstanding indebtedness including capital leases, for capital expenditures and for general corporate and strategic purposes, including working capital and investments in new technologies, product lines and complementary businesses. The net proceeds are currently invested in cash equivalents.

Stock Repurchase Plan. In February 2001, the Company adopted a share repurchase program pursuant to which the Board of Directors allocated up to $10,000,000 for the repurchase of shares of the Company's common stock. The Company has not repurchased any shares to date, but is evaluating several options related to the repurchase of shares of common stock.

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

The Company's exposure to changes in interest rates results from its borrowing activities used to meet its liquidity needs. Its borrowing activities include the use of fixed and variable rate financial instruments which allows the Company flexibility regarding the timing of the short and long term maturities of such financial instruments. Long-term debt is generally used to finance long-term investments, while short-term debt is used to meet working capital requirements. The Company's current debt structure consists principally of borrowings of a long-term nature with a fixed rate of interest with the remainder of the borrowings of a short-term nature typically subject to variable interest rates based on a prime rate plus a margin. Since the significant outstanding borrowings of the Company are of a fixed rate nature, the Company does not deem interest rate risk to be significant or material to its financial position or results of operations. Derivative instruments are not presently used to adjust the Company's interest rate risk profile. The Company does not utilize financial instruments for trading or speculative purposes, nor does it utilize leveraged financial instruments. The Company continues to monitor its capital structure and interest rate risk exposure, and believes it mitigates such risk principally through its strong working capital position.

Each of the Company's foreign subsidiaries purchases its inventories in U.S. Dollars and sells them in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. Certain components needed to manufacture cameras are purchased in Japanese Yen. The impact of foreign exchange transactions is reflected in the profit and loss statement. The Company's hedging activities were immaterial and as of March 31, 2001 there were no forward exchange contracts outstanding. The Company continues to analyze the benefits and costs associated with hedging against foreign currency fluctuations.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------


The lawsuit between the Company and Fuji, described in Note 7 to the Condensed Consolidated Financial Statements, was voluntarily dismissed with prejudice on February 26, 2001.

See Note 7 to the Condensed Consolidated Financial Statements regarding developments in the matter between the Company and Jack C. Benun.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Company's Annual Meeting of Shareholders was held on January 18, 2001. The following is a summary of the matters voted on at that meeting.

The shareholders elected each of the Company's nominees to the Board of Directors. The persons elected to the Board of Directors, and the number of votes cast for and withheld for each nominee for director, were as follows:

         Director                               For                  Withheld
         --------                            ----------              ---------

         Ira B. Lampert                      22,289,396              4,436,816
         Eli Arenberg                        25,835,943                890,269
         Ronald S. Cooper                    25,840,898                885,314
         Morris H. Gindi                     25,842,698                883,514
         Joel L. Gold                        25,842,806                883,406
         J. David Hakman                     25,842,566                883,646
         Kent M. Klineman                    25,838,949                887,263
         William J. Lloyd                    25,843,848                882,364

The proposed amendment to the Company's Incentive Plan, to increase the number of shares of common stock authorized for issuance under the plan from 6,000,000 to 8,000,000, was not approved. The results of the vote on the proposal were as follows: 8,475,089 votes "For"; 11,161,173 votes "Against"; 169,430 abstentions; and 6,920,520 not voted.

The shareholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for Fiscal 2001 by the following vote: 26,363,352 votes "For"; 342,542 votes "Against"; and 20,318 abstentions.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

No.      Description                                                   Method of Filing
         -----------                                                   ----------------
3.1      Certificate of Incorporation, as         Incorporated by reference to the Company's
         amended through May 9, 2000              annual report on Form 10-K for the year
                                                  ended July 1, 2000.

3.2      Restated By-Laws, as amended             Incorporated by reference to the Company's
         through December 21, 2000                quarterly 30, 2000. report on Form 10-Q for
                                                  the quarter ended December


(b) Reports on Form 8-K

The registrant did not file any reports on Form 8-K during the quarter ended March 31, 2001. However, on April 2, 2001, the registrant filed a report under
Item 5 - Other Events on Form 8-K reporting the arbitrator's March 19, 2001 award and opinion in the action between the registrant and Jack C. Benun.

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CONCORD CAMERA CORP.
                              --------------------
                                  (Registrant)


                            BY: /s/ Harlan I. Press
                                -------------------
                                  (Signature)

                                Harlan I. Press
                          Vice President and Treasurer

                  DULY AUTHORIZED AND CHIEF ACCOUNTING OFFICER
                               DATE: May 10, 2001