Form 10-K
period 2001-06-30
CONCORD CAMERA CORP
filed 2001-09-28
CIK 831861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001

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

   4000 Hollywood Boulevard, Presidential Circle -
                6th Floor, North Tower,
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

                      Common Stock, no par value per share
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                       ----      ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of August 2, 2001, the aggregate market value of the Common Stock (based upon the high and low trading prices) held by non-affiliates of the Company was approximately $141,941,256.

As of August 2, 2001, the number of shares outstanding of the Company's Common Stock was 27,414,208.


                       DOCUMENTS INCORPORATED BY REFERENCE

                          See Exhibit Index -- Page 43

                                     PART I

Unless the context indicates otherwise, when used in this report, "we," "us," "our," "Concord" and the "Company" refer to Concord Camera Corp. and its subsidiaries. Beginning in Fiscal 1999, the Company changed its fiscal year to end on the Saturday closest to June 30. Fiscal 2001 refers to the Fiscal Year ended June 30, 2001, Fiscal 2000 refers to the Fiscal Year ended July 1, 2000, and Fiscal 1999 refers to the Fiscal Year ended July 3, 1999. Prior to 1999, the Company's fiscal year was the twelve-month period ended June 30. References to "fiscal year" incorporate this usage.

All information in this report gives effect to a two-for-one stock split effective on April 14, 2000 to shareholders of record on March 27, 2000.

Forward-Looking Statements

This report and the information incorporated by reference include statements that are "forward-looking statements" within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as "believes," "expects," "may," "will," "should," "seeks," "intends," "plans," "estimates," or "anticipates" or the negative of those words or other comparable terminology. Forward-looking statements are not historical facts but instead represent only our present belief regarding future events, many of which, by their nature, are inherently uncertain and involve risks and uncertainties. A number of important factors could cause actual results to differ, perhaps materially, from the anticipated results indicated in the forward-looking statements. For a discussion of some of the factors that could cause actual results to differ, please see the discussion under "Risk Factors" contained in this report. Any forward-looking statements contained in this report represent our estimates only as of the date of this report, or as of such earlier dates as are indicated herein, and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Item 1.  The Business.

Photography Market Overview

There are four main categories of cameras within the photography market:

    o Single use cameras -- Single use cameras are sold preloaded with film and battery and are designed to be used only once. After use, the consumer returns the entire camera to the photo processor. The processor then extracts the film and either disposes of the camera carcass or returns it for recycling. According to the Photo Marketing Association (the "PMA"), on a unit basis, single use cameras account for about 80% of all cameras sold worldwide, but we estimate this segment accounts for less than 30% of amateur camera industry revenues.

    o Instant cameras -- Instant cameras provide the advantage of instant photographs, but the cost per print is substantially higher than 35mm and Advanced Photo System ("APS") cameras. There is also a difference in the quality of prints produced by instant cameras. On a unit basis, instant cameras account for about 7% of all cameras sold in the United States, according to the PMA.

    o Digital cameras -- A digital camera uses an electronic sensor (versus silver halide film) to electronically capture an image, which is then stored in a memory device. Digital cameras allow for instantaneous viewing, and images can easily be downloaded to a computer for manipulation, reproduction and storage. According to International Data Corporation ("IDC"), approximately 15 million digital cameras were shipped worldwide in 2000 (a 104% increase in the number of units shipped as compared to 1999) generating business of approximately $6.7 billion.

    o 35mm and APS cameras -- This category includes essentially all other (non-single use) cameras that use silver halide film. Film formats include both 35mm and APS (24mm). From 1996 through 1999, the number of units sold in this category experienced a compound annual growth of 6.5% in the United States, according to the PMA.

Market Trends

We expect to capitalize on a number of trends within the image capture industry, including the following:

    o Growth of Single Use Cameras. Single use cameras are inexpensive, easy to use and deliver high quality photographs. From 1996 through 2000, the number of single use cameras sold in the United States grew at a compound annual rate of 22.5%, according to the PMA, and we expect that it will continue to grow at similar rates.

    o Growth of Digital Photography. Digital photography is one of the fastest growing areas of consumer electronics. According to IDC, worldwide digital camera shipments grew at a compound rate of approximately 150% per year from 1999 through 2000, and are projected to grow at a compound annual rate of approximately 30% over the next four years with shipments expected to reach
    38.5 million units in 2005. Despite their relatively recent acceptance in the consumer market, digital cameras have already surpassed instant cameras, single lens reflex cameras ("SLRs") and traditional APS cameras in market value. We are well positioned to address this market, with a design team focused on the development of digital image capture devices and one of the largest clean room facilities in the world dedicated to the manufacture of digital cameras. In Fiscal 2001, we completed four digital camera projects. Our design teams are currently engaged in the development of additional digital projects that we plan to bring to market this fiscal year.

    o New Digital Image Capture Devices. In a clear departure from silver halide photography, digital imaging enables images to be displayed and used in ways that were previously impossible. Device manufacturers have begun to incorporate image capture devices into cellular phones, personal digital assistants, laptop computers and security monitoring devices. We completed projects for two such devices in Fiscal 2001, the Concord Eye Q(TM) Ir and the Pocket PC digital camera, and have established relationships with several additional key partners in the electronic device market to pursue additional opportunities in this market.

    o Outsourcing Trend by Photography Original Equipment Manufacturers ("OEMs"). Much like other manufacturing sectors of the economy, the photography industry has accelerated the pace of outsourcing its manufacturing activities to independent contract manufacturers.

Our Company

We design, develop, manufacture and sell on a worldwide basis high quality, popularly priced, easy-to-use image capture products. Our products include digital image capture devices, 35mm and APS reloadable and single use cameras, and instant cameras. We believe we are the fourth largest manufacturer of single use cameras in the world (behind Eastman Kodak Company ("Kodak"), Fuji Photo Film Co. Ltd. ("Fuji") and Konica Corporation). By investing significant funds in our design, development, engineering and manufacturing capabilities, we have positioned ourselves to capitalize on the industry trend to outsource the design, development and manufacture of all types of image capture devices. As a consequence, we now develop new products, including digital image capture devices and innovative electro, optical and mechanical devices, both for our own account and in conjunction with our OEM customers and some of our key retail customers. We serve as a contract manufacturer of developed and co-developed products for our OEM customers, and we also sell our own branded and private label versions of many of those products incorporating certain of the co-developed technology.

We manufacture products in the People's Republic of China ("PRC"). Our manufacturing facility, together with three employee dormitories we lease, comprise in excess of 600,000 square feet. We have operated in the PRC since 1984. Our manufacturing capabilities and facilities in the PRC are key components of our low cost of production. Our Hong Kong management team, many of whom live in the PRC, oversees manufacturing activities. Our products are created, designed, developed and engineered principally in design centers in Hong Kong, the PRC and the United States.

We have evolved from a manufacturer and distributor of cameras to a leading contract manufacturer of image capture products with strong retail distribution. At the same time we have developed and manufacture a full line of lower priced digital cameras. Average revenue per unit from our digital products is significantly higher than from our reloadable and single use camera products. In Fiscal 2001, we completed four digital camera development projects and our design team is currently engaged in the development of additional digital projects. The experience gained from these development projects should enable us to compete effectively for supply contracts with companies desiring to offer low cost digital camera solutions.

Our Growth Strategy

We intend to enhance our position as a leader in contract manufacturing while continuing to expand our retail sales and distribution business. Our growth strategy includes the following key elements:

o Obtain additional business from our existing OEM customers. Since Fiscal 1995, when we adopted the strategy of positioning ourselves as an innovative designer, developer and manufacturer of high quality, low priced products, we have captured OEM business from several of the world's largest film, camera and imaging companies, including Agfa-Gevaert AG ("Agfa"), Kodak, Ferrania S.p.A. and Ferrania USA, Inc. (formerly part of Imation, Inc.) ("Ferrania") and Polaroid Corporation ("Polaroid"). We continue to invest in product development to increase business from our existing OEM customers.

o Develop new OEM relationships. We intend to leverage our existing relationships and our strong capabilities in engineering, design and manufacturing to establish new OEM relationships. In Fiscal 2001, we entered into new OEM relationships with two leading global communication and technology companies, Hewlett Packard Company ("Hewlett Packard") and Nokia Mobile Phones Ltd. ("Nokia"). We also intend to attract new digital image capture OEM customers by exploiting our expertise in designing and manufacturing digital image capture devices for leading global communication and technology companies.

o Differentiate ourselves from other contract manufacturers. We will continue to differentiate ourselves from our competitors by providing OEM customers with the dedicated design and development expertise of our experienced engineers at our facilities in Hollywood, Florida, Hong Kong and the PRC, as well as our advanced, low-cost manufacturing capabilities.

o Continue to expand our retail and distribution business. We continue to globally expand our retail sales and distribution business by increasing customers, product listings, retail segments and sales volumes through the continued introduction of new product lines and models, many of which are the result of our development and co-development programs with our OEM customers. Our retail customers include Argos, Boots, K-Mart, Target, Walgreens, Eckerd and Wal-Mart. We continue to invest in our internal sales and marketing capabilities to expand our retail business.

o Pursue strategic relationships and acquisitions. When appropriate, we intend to seek strategic relationships with leading companies in our industry, as well as acquisitions that will help us further expand our product mix and distribution channels and enhance our retail competitive position. As an example, in the first quarter of Fiscal 2001, we licensed certain digital image capture and enhancement technology from Hewlett Packard and entered into a strategic alliance with Agilent Technologies, Inc. to develop certain imaging solutions.

Products

We design, develop, manufacture and sell image capture products. Our products include digital image capture devices, 35mm and APS reloadable and single use cameras, and instant cameras. We often serve as a contract manufacturer of developed and co-developed products for our OEM customers. We also sell our own branded and private label versions of many of those products incorporating the developed and co-developed technology.

We manufacture digital image capture devices, 35mm and APS reloadable and single use cameras, and instant cameras. Our Company manufactures and assembles products in the PRC both as a contract manufacturer on an OEM basis and for direct sale under our labels and under private label brand names. New products are, and we expect they will continue to be, designed and developed both independently and on a co-development basis with existing and potential OEM customers.

Over the next several years, digital cameras are expected to represent a material portion of our sales as well as an increasing portion of worldwide camera sales.

Concord's expenditures for product design and development increased from $3.1 million in Fiscal 1997 to more than $6.4 million in Fiscal 2001. We anticipate product development costs will increase further in Fiscal 2002. The increase would be principally attributable to the development, design and production of new digital image capture devices, in some instances incorporating both digital and wireless technology.

OEM Relationships

We have developed products and long-term relationships with some of the world's largest and most successful film, camera, global communication and technology companies.

In Fiscal 2001, we had two OEM customers each of whose purchases represented in excess of 10% of our total sales: (i) KB Gear Interactive, Inc. ("KB Gear") (14.3% of sales); and (ii) Kodak (12.3% of sales). In Fiscal 2001, our OEM customers accounted for approximately 54.1% of our total sales.

We are no longer designing, developing or manufacturing products for, or selling products to, KB Gear. During the fourth quarter of Fiscal 2001, we wrote off the remaining outstanding accounts receivable balance of approximately $15.8 million that was owed to us by KB Gear. See "Risk Factors" under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

Our OEM customers include the following:

Agfa. In Fiscal 1996 under a co-development agreement with Agfa, we partnered the development of the world's first two-format APS single use cameras. We continue to manufacture, on an exclusive basis, various single use cameras for Agfa under a multi-year OEM contract that expires in January 2002. The parties do not intend to renew this contract. Purchases by Agfa, after the expiration of the contract, would be made under individual purchase orders.

Ferrania. We first started producing single use cameras for this OEM customer in Fiscal 1995, under a contract with Imation (now Ferrania S.p.A.). Products developed under this contract include our various daylight and flash single use camera models. Although this contract expired on June 30, 2001, we continue to manufacture various single use cameras for Ferrania under individual purchase orders.

Hewlett Packard. In Fiscal 2001, we partnered with Hewlett Packard for the design, development and manufacture of a digital camera that plugs into Hewlett Packard's Jornada personal digital assistant, allowing easy image transfer to the Internet or a computer. Shipments of this camera began in April 2001. Hewlett Packard markets this camera as the imager for the Jornada.

Kodak. We were awarded a long-term supply agreement for a traditional motorized APS camera in Fiscal 1997. Shipments of the camera began in the first quarter of Fiscal 1998. We retained the right to sell these cameras under our brand names, and shipments of our branded versions began in the first quarter of Fiscal 1999.

On March 23, 2000, we announced a new three-year contract with Kodak to manufacture APS single use cameras as an OEM. We believe that single use cameras are Kodak's fastest-growing product line within non-digital photography.

Nokia. In Fiscal 2001, we entered into a contract with Nokia for the design, development and manufacture of a digital camera that allows the wireless transfer of images, using infra-red technology, to the Nokia 9210 Communicator and a personal computer using Microsoft's Windows 2000. Shipments of this camera began in the fourth quarter of Fiscal 2001. We retained the right to sell these cameras to others.

Polaroid. Previously we entered into a co-development and long-term supply agreement to co-design and manufacture an instant single use camera and an instant manual camera for Polaroid. Shipments of these products commenced in Fiscal 1999.

According to recent press releases and filings made by Polaroid with the Securities and Exchange Commission, Polaroid is experiencing financial difficulties and its auditors have issued a "going concern" opinion to Polaroid.

Future OEM Relationships

We believe we are positioned to become one of the prime beneficiaries of an outsourcing trend in the reloadable, single use and digital image capture device markets, including wireless transmission and Internet connectivity. By investing significant funds in development, design, engineering and manufacturing capabilities, we have become a high quality, low cost contract manufacturer. In addition, OEM customers are increasingly searching for development and co-development partners that can provide OEMs with value added assistance in the design, development and testing of innovative technologies. Our ability to serve not only as a reliable, quality contract manufacturer but also as a valuable strategic partner positions us for continued growth in our OEM business.

We are negotiating with existing and potential OEM customers for the development, design and production of a number of new products, including cameras and image capture devices incorporating digital, wireless connectivity and communications technology. We target potential OEM customers with: (a) an established brand name; (b) existing channels of distribution; (c) multiple product outsourcing potential (reloadable, single use and digital cameras); and
(d) products complementary to our manufacturing and value-added skills.

We have completed our transition from a manufacturer and distributor of cameras to a contract manufacturer of image capture products with strong retail distribution. Our product development capabilities have enabled us to offer proprietary assistance in design and product development to OEM customers.

Direct Sales to Retailers

We make direct sales to retailers on a worldwide basis through offices and/or representatives in the United States, Latin America and Canada ("Concord Americas"), offices in the United Kingdom, France and Germany ("Concord Europe"), and offices in Hong Kong ("Concord Asia"). Concord Asia is also involved in OEM sales as well as FOB Hong Kong sales to large retail customers in the Americas and Europe. We market our products to retailers under the following brand names:

                    o Concord(R)                       o Argus(R)
                    o Keystone(R)                      o Apex(R)
                    o Le Clic(R)                       o Fun Shooter(R)
                    o Goldline(R)                      o Concord Eye Q(TM)

Our worldwide direct sales customers include the following major discount, drug and retail chains: Argos, Boots, Eckerd, K-Mart, Target, Walgreens and Wal-Mart.

We also sell our products to other consumer product companies who use our products as premiums in connection with their product sales.

We have in-house sales personnel who make a majority of our direct sales to retailers. To assist our in-house staff, we also have approximately eight non-affiliated sales agents who serve specific geographic areas. Sales agents generally receive commissions ranging from 1.0% to 3.0% of net sales, depending on the type of customer, and may act as selling agents for products of other manufacturers.

Our direct sales to retailers represented approximately $84.1 million in Fiscal 2001 and $54.9 million in Fiscal 2000. This increase was fueled by the introduction of new products and marketing programs, some of which resulted from our development and co-development programs with OEM customers. In Fiscal 2001, sales to Walgreens accounted for approximately 14.1% of our total sales.

Competition

The image capture industry is highly competitive. As a manufacturer and distributor of high quality low cost image capture devices, we encounter substantial competition from a number of firms, many of which have longer operating histories, more established markets and more extensive facilities than we have. Many of our competitors have greater resources than we have or may reasonably be expected to have in the foreseeable future. Our competitive position is dependent upon our ability to continue to manufacture in the PRC.

Licensing Activities

We are one of a limited number of companies licensed by Fuji to manufacture and remanufacture single use cameras. Single use cameras accounted for 57.5% of our Fiscal 2001 sales. We have a worldwide (excluding Japan until January 1, 2005) non-exclusive license to use Fuji's portfolio of patents and patent applications related to single use cameras. The license extends until the later of February 26, 2021 or the expiration of the last of the licensed Fuji patents to expire. In June 1999, the International Trade Commission ("ITC") banned the unlicensed importation of new and reloaded single use cameras into the United States due to patent infringement. The Court of Appeals for the Federal Circuit recently upheld the ban on new single use cameras and on reloaded single use cameras not originally sold in the United States by Fuji or its licensees or not reloaded in a prescribed manner.

Beginning in Fiscal 1995, we entered into license agreements with Hallmark Licensing, Inc., as agent for Binney & Smith Properties, Inc. Under the agreements, we licensed certain trademarks regarding Crayola and certain associated marks, trade names and logos for use in various jurisdictions with single use and reloadable 35mm and APS format cameras. The last of these agreements will expire on December 31, 2001.

Manufacturing

We conduct all of our manufacturing in the PRC. Our vertically integrated manufacturing includes, but is not limited to, plastic injection molding of lenses and other parts, stamping and machining of metal parts, use of surface mount technology, bonding, assembly and quality inspection.

Manufacturing Facilities. In Fiscal 1996 we began constructing a new manufacturing facility on a previously acquired site in the PRC. During Fiscal 1999 we expanded our facilities by increasing our manufacturing and related dormitory facilities to over 600,000 square feet. In Fiscal 1999 the China Authorization Center of Import & Export Commodity accredited our PRC manufacturing facilities as an ISO 9002 certified facility. We have invested in excess of $25 million in capital expenditures and improvements at the facility over the last four years.

In February 2000 we opened a new production facility dedicated to digital image capture devices. Two thirds of this new facility is comprised of class 10,000 clean rooms where the ambient air particle count is controlled and special gowns are worn by all personnel to maintain a high level of cleanliness. The new facility, located on the site of our PRC manufacturing operations, has a fully trained and dedicated on-site staff including operators, engineers (mechanical, electrical and optical) and production managers and supervisors. We have other technical and manufacturing personnel available on site and design and development engineers located at the Company's nearby Hong Kong facility.

Equipment and Raw Materials. We own or lease the tools and equipment necessary to manufacture most of the components used in our products. Numerous manufacturers and suppliers located in the Far East and other parts of the world supply us with components, materials and film that we do not manufacture. Raw materials and components that we purchase include film, batteries, glass lenses, plastic resins, metal, packaging and electronic component parts.

Component procurement for digital cameras is more complex than for reloadable and single use cameras. Availability, delays in procuring, and price fluctuations of the components for digital cameras, which may be outside our control, could adversely impact our business, results of operations and financial condition.

PRC Agreement. Our operations and profitability are substantially dependent upon our manufacturing and assembly activities. Our current processing agreement with the PRC entities expires in October 2006. We intend to continue to expand our operations in the PRC, but there can be no assurance we will be able to do so.

Trademarks and Patents

We own trademarks which include, but are not limited to, the CONCORD(R), KEYSTONE(R), FUN SHOOTER(R), LE CLIC(R), GOLDLINE(R) and APEX(R) names for cameras sold in the United States and numerous foreign countries, the ARGUS(R) name in numerous foreign countries, and we have applied for the trademark CONCORD EYE Q(TM) in the United States and numerous foreign countries. We own numerous patents, certain of which are used in our current products. We have applied for, and will continue to apply for, in the United States and foreign countries, patents to protect the inventions and technology developed by or for the Company. We do not believe our competitiveness and market share are dependent on the ultimate disposition of our patent applications.

Restructuring

Beginning in the fourth quarter of Fiscal 2001, we announced and began implementing restructuring programs in an effort to enhance operating efficiencies and reduce costs. These objectives are to be achieved through workforce reductions, facility consolidations and other cost-saving measures throughout our organization. As part of these programs, we have reduced our manufacturing workforce in the PRC from approximately 6,000 to approximately 4,000 and anticipate reducing our worldwide workforce (outside of the PRC) by approximately 71 employees by the end of Fiscal 2002.

Employees

As of August 1, 2001, we had 190 employees, approximately 56% of whom were located in Hong Kong and the PRC. None of our employees are represented by collective bargaining agreements.

Pursuant to our agreements with governmental agencies in the PRC, those governmental agencies provide us with approximately 4,000 workers at our facilities in the PRC. We believe our ongoing relationship with these workers is good.

Item 2. Properties.

In Hollywood, Florida, we lease our principal office space which consists of approximately 15,000 square feet. We also lease our domestic warehouse in Fort Lauderdale, Florida, which consists of approximately 13,700 square feet, about 825 square feet of which is office space. These leases expire on September 30, 2010 and January 31, 2009, respectively.

In Hong Kong, we hold under a lease expiring in 2047 one floor and lease four floors of business and warehouse space. In the United Kingdom, we own an 11,000 square foot building on a one-half acre parcel. We also lease warehouse and/or office space in France, Canada and Germany in connection with the activities of our subsidiaries in these jurisdictions.

In the PRC, we own a manufacturing facility in the Longgang District of Shenzhen, and we lease three employee dormitories and a cafeteria. Pursuant to land use agreements entered into with certain PRC governmental agencies, we obtained the title and rights to use approximately eight acres of land for factory buildings, dormitories and related ancillary buildings. Under the land use agreement, we have the right to use the land through the year 2038. At the end of the term, a PRC governmental agency will own the facilities and we will have the right to lease the land and improvements thereon at then prevailing lease terms.

Item 3. Legal Proceedings.

Jack C. Benun. On November 18, 1994, the Company filed a demand for arbitration in New Jersey for money damages in excess of $1.5 million against Jack C. Benun ("Benun"), its former chief executive officer who was discharged for cause in Fiscal 1995. This action was taken due to Benun's failure to fully compensate the Company for damages it sustained as a result of Benun's breaching his employment obligations, his fiduciary obligations and perpetrating frauds upon the Company, including the misappropriation of funds from the Company. Benun submitted a counterclaim in which he alleged, among other things, wrongful termination of his employment and denial of benefits by the Company. On August 24, 1999, the arbitrator upheld the propriety of Concord's termination for cause of Benun. The arbitrator found that Benun perpetrated frauds on the Company by diverting and embezzling Company monies. The Company pursued damage claims against Benun related to the frauds and embezzlement. On March 19, 2001, the Arbitrator rendered an award and opinion (the "award and opinion"). In the award and opinion the Arbitrator: (a) awarded the Company $1,133,246 in damages; such damages included certain fees which the Company previously paid to various attorneys, (b) denied certain other claims made by the Company including its request for prejudgment interest on the award, and (c) denied each of Benun's counterclaims except that Benun was awarded $100,000 for repayment of a loan made by Benun to the Company, $93,000 related to a stipulated interest amount on said loan, and interest accruing from February 15, 2001 with respect to said loan. All such amounts are subject to claims of set off against the $1,133,246 that was awarded to the Company. During the arbitration proceedings Benun claimed damages in amounts in excess of $12 million. All amounts in excess of the aforesaid $100,000 loan and stipulated interest were denied.

On April 20, 2001, Benun instituted an action against the Company in the Superior Court of New Jersey Law Division Monmouth County (Docket No. MON-L-184501). The action: (a) seeks to modify the aforesaid award to the Company from the amount of $1,133,246 to an amount of $1,103,277; (b) seeks to permit Benun to set off the aforesaid loan and interest amount, in the aggregate amount of $193,000, against the amount awarded to the Company; and (c) seeks damages for (i) an alleged failure to provide Benun with alleged agreed upon fees for allegedly guaranteeing Concord debt and (ii) an alleged failure by Concord to provide Benun with option rights relevant to 50,000 shares (100,000 shares, post-split) of Concord stock allegedly promised to Benun. The Complaint filed by Benun contains no statement of damages claimed; however, Benun issued a press release alleging that his claims together are worth more than $4 million. The Company has been contesting and continues to vigorously contest the action and believes Benun's claims to be without merit. The claims of Benun for alleged guarantee amounts and stock options (c(i) and c(ii) above) were presented in the aforesaid arbitration. The Arbitrator in that case ruled that the aforesaid claims were not appropriately before the Arbitrator.

On June 22, 2001, the Court denied an application made on behalf of Benun to modify the arbitration award to reduce the amount awarded to Concord and therefore denied the relief sought as described at (a) and (b) in the prior paragraph. On August 31, 2001, the Court granted Concord's motion for partial summary judgment, thereby dismissing Benun's claims for option rights and guarantee fees, which claims Benun had reported to be worth more than $4 million, and therefore denied the relief sought as described in c(i) and c(ii) of the prior paragraph. Concord does not know whether Benun will appeal any court decision made. Various nonmaterial limited issues, primarily related to post judgment interest, remain before the Court. The Company has not accrued any income with respect to the award in this matter.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for Company's Common Equity and Related Shareholder Matters.

Our common stock has been quoted on the Nasdaq National Market under the symbol "LENS" since July 12, 1988. The following table shows, for the periods indicated, the high and low sales prices per share of our common stock as reported by the Nasdaq National Market for the period from July 1, 1999 through June 30, 2001.

All share prices set forth below have been adjusted to reflect the two-for-one split of our common stock effected on April 14, 2000.


                               Quarter Ended                         High                     Low
                               -------------                         ----                     ----
           June 30, 2001...............................             $10.07                   $5.05

           March 31, 2001..............................             $20.00                   $6.38

           December 30, 2000...........................             $34.50                  $13.75

           September 30, 2000..........................             $27.88                  $18.69


           July 1, 2000................................             $26.81                  $12.94

           April 1, 2000...............................             $28.72                  $10.85

           January 1, 2000.............................             $11.38                   $4.25

           October 2, 1999.............................              $4.84                   $2.75


The closing price of our common stock on the Nasdaq National Market on June 29, 2001 was $5.90 per share. As of June 30, 2001, there were approximately 1,049 shareholders of record of our common stock.

The Company has never paid cash dividends and does not presently intend to pay any cash dividends.

Item 6. Selected Financial Data.



                                                                Fiscal Year Ended
                                             --------------------------------------------------------
                                             June 30,     July 1,    July 3,   June 30,   June 30,
                                                 2001       2000       1999       1998       1997
                                             --------     -------    ------    -------    --------
                                                   (Dollars in thousands except per share data)
STATEMENT OF OPERATIONS DATA:

Net sales                                    $183,413   $173,158   $118,418   $102,663    $65,747

Cost of product sold                          152,598    126,148     86,664     74,771     48,722
                                              -------    -------     ------     ------     ------

Gross profit                                   30,815     47,010     31,754     27,892     17,025

Operating expenses                             48,408     31,045     23,593     21,892     17,864
                                               ------     ------     ------     ------     ------

Operating (loss) income                       (17,593)    15,965      8,161      6,000       (839)

Other income, net                              (4,892)      (883)      (441)      (517)      (123)
                                                -----        ---        ---        ---        ---

(Loss) income before taxes                    (12,701)    16,848      8,602      6,517       (716)

(Benefit) provision  for taxes                   (931)    (2,751)       893        504        117
                                                  ---      -----        ---        ---        ---

Net (loss) income                            ($11,770)   $19,599     $7,709     $6,013      ($833)
                                             ========    =======     ======     ======      =====

Basic (loss) earnings per share*               ($0.45)     $0.89      $0.35      $0.27     ($0.04)
                                                =====      =====      =====      =====     ======

Diluted (loss) earnings per share*             ($0.45)     $0.81      $0.33      $0.26     ($0.04)
                                                =====      =====      =====      =====     ======
BALANCE SHEET DATA:

Working capital                              $131,003    $52,600    $37,447    $20,813    $13,994
                                             ========    =======     ======     ======     ======

Total assets                                 $213,666   $134,003    $96,647    $72,082    $53,088
                                             ========   ========    =======    =======    =======

Total debt                                    $15,416    $19,555    $29,735    $15,599    $11,197
                                              =======    =======    =======    =======    =======

Total stockholders' equity                   $154,337    $66,290    $42,696    $36,105    $29,502
                                             ========    =======    =======    =======    =======


* Per share data for all periods presented has been restated to reflect a two-for-one stock split in Fiscal 2000. For further discussion see Note 9 to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis should be read in conjunction with the Fiscal 2001 consolidated financial statements and the related notes thereto. Except for historical information contained herein, the matters discussed below are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to economic, governmental, political, competitive and technological factors affecting Concord's operations, markets, products, prices and other factors discussed elsewhere in this report and the documents filed with the Securities and Exchange Commission ("SEC"). These factors may cause results to differ materially from the statements made in this report or otherwise made by or on behalf of Concord.

                                    OVERVIEW

         We design, develop, manufacture and sell on a worldwide basis high quality, popularly priced, easy-to-use image capture products. Our products include digital image capture devices, and 35 mm and APS reloadable and single use cameras and instant cameras. We manufacture and assemble our products in the PRC for both direct sales under Company brand names and on an OEM basis.

         Over the last several years, we have evolved from a manufacturer and distributor of cameras to a contract manufacturer of image capture products with strong retail distribution. We have improved the quality and capacity of our manufacturing operations to a world class standard and have acquired additional core technology, design and engineering expertise which has, in turn, enabled us to improve product performance and picture quality and to respond quickly to customer requirements. These improvements allow us to obtain business from leading film, camera and imaging companies.

         We make direct sales to retailers on a worldwide basis through offices and/or representatives in the United States, Latin America and Canada ("Concord Americas"), offices in the United Kingdom, France and Germany ("Concord Europe"), and offices in Hong Kong ("Concord Asia"). Concord Asia is involved in all OEM sales as well as FOB Hong Kong sales to large retail customers in the Americas and Europe. These divisions market our products under the brand names Concord(R), Concord EyeQ(TM), Keystone(R), Le Clic(R), Argus(R), Apex(R), Goldline(R) and Fun Shooter(R).

         As a result of our strategy over the last several years, we have diversified our sales mix. Direct sales to our RSD customers accounted for approximately 45.9% of sales for Fiscal 2001 compared to approximately 60.7% of sales during Fiscal 1996 and sales to OEM customers represented 54.1% of sales in Fiscal 2001 compared to 39.3% of sales in Fiscal 1996. The evolution of our OEM and branded products into digital and other image capture devices has diversified our product base. In Fiscal 2001, our first year selling digital products, such products accounted for approximately 20.3% of total sales.

Sales of single use cameras accounted for approximately 57.5% of total sales in Fiscal 2001, compared to approximately 65.2% in Fiscal 1996.

         For Fiscal 2001, our OEM and RSD sales were approximately $99,286,000 and $84,127,000, respectively. Included in our RSD sales for Fiscal 2001, were FOB Hong Kong sales of Concord Asia to its customers in the Americas of approximately $33,398,000 and to its customers in Europe of approximately $13,600,000.

         We expect to continue to obtain additional business from our current customers and establish new OEM and RSD relationships by positioning ourselves as an innovative designer, developer and manufacturer of high quality, low cost image capture products.

                              RESULTS OF OPERATIONS

Fiscal 2001 Compared to Fiscal 2000

Revenues

         Revenues for Fiscal 2001 were approximately $183,413,000, an increase of approximately $10,255,000, or 5.9%, as compared to revenues for Fiscal 2000. The increase in sales resulted principally from increases in sales to new and existing RSD customers partially offset by a decrease in sales to OEM customers. The increase in RSD sales was primarily due to increased sales to new and existing RSD customers of digital and single-use camera products partially offset by a decrease in sales of other camera products. RSD customer sales for Fiscal 2001 were approximately $84,127,000, an increase of approximately $29,191,000, or 53.1% as compared to Fiscal 2000. OEM sales for Fiscal 2001 were approximately $99,286,000, a decrease of approximately $18,936,000, or 16.0% as compared to Fiscal 2000.

         Sales of Concord Asia for Fiscal 2001 , excluding FOB Hong Kong sales to its customers in the Americas and Europe of approximately $46,998,000 were approximately $99,439,000, a decrease of approximately $18,799,000, or 15.9% as compared to Fiscal 2000. The decrease was due to lower sales to existing OEM customers partially offset by an increase in sales to new OEM customers.

         Sales of Concord Americas for Fiscal 2001, including FOB Hong Kong sales to customers in the Americas were approximately $57,669,000, an increase of approximately $28,131,000, or 95.2% as compared to Fiscal 2000. The increase was primarily due to successful implementation of new programs with new and existing customers, increased market share from existing customers and the positive sell through of certain new products.

         Sales of Concord Europe for Fiscal 2001, including FOB Hong Kong sales to customers in Europe, were approximately $26,305,000, an increase of approximately $923,000, or 3.6% as compared to Fiscal 2000. This increase was primarily due to successful implementation of new programs with both existing and new customers.

Gross Profit

Gross profit for Fiscal 2001 was approximately $30,815,000, a decrease of approximately $16,195,000, or 34.5% as compared to Fiscal 2000. Gross profit, expressed as a percentage of sales, decreased to 16.8% for Fiscal 2001 as compared to 27.1% for Fiscal 2000. The decrease in gross profit as a percentage of sales in Fiscal 2001 compared to Fiscal 2000 was attributable to (i) competitive price pressures and unfavorable absorption of manufacturing overhead and labor utilization, (ii) nonrecurring charges of approximately $4,714,000 recorded in the fourth quarter of Fiscal 2001 related to inventory write-downs and approximately $500,000 recorded in the fourth quarter of Fiscal 2001 related to a restructuring initiative, (iii) higher product development costs and (iv) revenues from the sale of digital products. Of the $4,714,000 inventory write-down, approximately $2,714,000 related to certain specific product inventory that was intended for KB Gear and approximately $2,000,000 resulted from inventory being written down to lower of cost or market value. We are no longer designing, developing or manufacturing products for, or selling products to, KB Gear. Product development costs for Fiscal 2001 and 2000 were approximately $6,413,000 and $4,921,000, respectively.

Sales for Fiscal 2001 included revenues from digital products. The Company's product mix, which historically consisted entirely of reloadable and single use cameras, is expected to continue changing with the introduction of more digital products in the future. Digital products are sold at significantly higher unit prices, but generate lower gross margins as a percentage of sales, than the reloadable and single use cameras the Company has historically sold. Digital products however generate a greater gross profit per unit than reloadable and single use cameras. As a result, as the percentage of digital products in the Company's sales mix increases, gross margins as a percentage of sales can be expected to decrease and average revenue and gross profit per unit can be expected to increase.

In addition, as the Company's mix of manufactured products increases relative to digital products, the risk of gross profit fluctuations due to digital component availability and related costs will increase. Since component availability can fluctuate and is subject to possible procurement delays and other constraints, it could possibly limit net profit growth and might have a negative impact on sales and gross margins.

Operating Expenses

         Operating expenses, consisting of selling, general and administrative, terminated acquisition costs and interest expenses increased by approximately $17,363,000, or 55.9%, to $48,408,000 for Fiscal 2001 from approximately
$31,045,000 for Fiscal 2000. Included in general and administrative costs in Fiscal 2001 was approximately $15,800,000 related to a bad debt write-off recognized during the fourth quarter of Fiscal 2001 for an accounts receivable associated with KB Gear. We are no longer designing, developing or manufacturing products for, or selling products to, KB Gear. Also included in general and administrative costs as a result of the Company's cost containment initiative, was approximately $900,000 of the approximately $1,400,000 restructuring charge the Company recorded in its fourth quarter of Fiscal 2001. Also, included in operating expenses for Fiscal 2001 were expenses of approximately $800,000 incurred in connection with a proposed corporate acquisition that was not consummated. As a percentage of sales, operating expenses increased to 26.4% for Fiscal 2001 from 17.9% for Fiscal 2000. Excluding the nonrecurring charges of approximately $16,700,000 and terminated acquisition costs of approximately $800,000, operating expenses as a percentage of sales would have been 16.9% for Fiscal 2001 compared to 17.9% for Fiscal 2000.

         Selling expenses increased by approximately $357,000, or 3.2%, to approximately $11,500,000 for Fiscal 2001 from approximately $11,143,000 for Fiscal 2000. The increase was primarily due to increases in salaries, commissions and freight partially offset by a decrease in certain variable selling expenses. As a percentage of sales, selling expenses decreased to 6.3% for Fiscal 2001 from 6.4% for Fiscal 2000.

         General and administrative expenses increased by approximately $16,682,000, or 100.3%, to approximately $33,315,000 for Fiscal 2001 from approximately $16,633,000 for Fiscal 2000. Excluding the nonrecurring charges of approximately $16,700,000, general and administrative expenses would have been approximately $16,615,000 for Fiscal 2001. As a percentage of sales, general and administrative expenses increased to 18.2% for Fiscal 2001 from 9.6% for Fiscal 2000. Excluding the nonrecurring charges of approximately $16,700,000, as a percentage of sales, general and administrative expenses were 9.1% for Fiscal 2001, which was in line with Fiscal 2000 general and administrative expenses.

         Terminated acquisition costs of approximately $800,000 for Fiscal 2001 related to a proposed acquisition that was not consummated. Negotiations regarding this acquisition were terminated in September 2000.

         Interest expense decreased by approximately $476,000, or 14.6%, to approximately $2,793,000 for Fiscal 2001 from approximately $3,269,000 for Fiscal 2000. The lower interest expense in Fiscal 2001 was attributable to repayment of and lower short-term borrowings and the repayment of certain capital leases.

Other Income, Net

         Other income, net was approximately $4,892,000 and $882,000 for Fiscal 2001 and Fiscal 2000, respectively. Other income, net includes directors' fees, certain public relations costs, foreign exchange gains and losses and interest income. The increase in Fiscal 2001 was primarily attributable to higher interest income for Fiscal 2001 as a result of the interest income earned on the invested proceeds from the Company's public offering consummated in September and October 2000.

         The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, German Mark, British Pound Sterling, French Franc and Japanese Yen. The Company's foreign subsidiaries in the Americas and Europe purchase their inventories in U.S. Dollars and their sales are in local currency. Accordingly, the U.S. dollar is the functional currency. Certain sales and purchases of certain components are made in local currency, including Japanese Yen, thereby creating an exposure to fluctuations in foreign currency exchange rates. The translation from the applicable currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. In Fiscal 2001 and Fiscal 2000, the Company did not conduct hedging activities and, at June 30, 2001, there were no forward exchange contracts outstanding.

Income Taxes

         Since July 1992, the annual tax rate of Concord Camera HK Limited ("Concord HK") has been 8.75%. The Company currently does not pay taxes or import/export duties in the PRC, but there can be no assurance that the Company will not be required to pay such taxes or duties in the future. Hong Kong is taxed separately from the PRC.

         The Company has never paid any income or turnover tax to the PRC on account of its business activities in the PRC. Existing PRC statutes can be construed as providing for a minimum of 10% to 15% income tax and a 3% turnover tax on the Company's business activities; however, the PRC has never attempted to enforce those statutes. The Company has been advised that the PRC's State Tax Bureau is reviewing the applicability of those statutes to processing activities of the type engaged in by the Company, but it has not yet announced any final decisions as to the taxability of those activities. After consultation with its tax advisors, the Company does not believe that any tax exposure it may have on account of its operations in the PRC will be material to its financial statements.

         The Company does not provide for U.S. federal income taxes on undistributed earnings of its foreign subsidiaries as it intends to permanently reinvest such earnings. Undistributed earnings of its foreign subsidiaries approximated $45,233,766 as of June 30, 2001. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings. Upon eventual remittance, no withholding taxes will be payable. As of June 30, 2001, Concord had net operating loss carryforwards for U.S. tax purposes of approximately $13,877,000, which expire as follows: $3,936,000 in 2008, $2,716,000 in 2009, $4,095,000 in 2010 and the balance thereafter. Losses for state tax purposes begin to expire in 2002.

         As of June 30, 2001, management evaluated Concord's deferred tax assets. As part of assessing the realizability of its deferred tax assets, management evaluated whether it is more likely than not that some portion, or all of its deferred tax assets, will be realized. The realization of its deferred tax assets relates directly to the Company's tax planning strategies and the ability to generate taxable income for U.S. federal and state tax purposes. The valuation allowance is then adjusted accordingly. As of June 30, 2001, based on all the available evidence, management determined that it is more likely than not that its deferred tax assets will be fully realized. Accordingly, there was no valuation allowance recorded against its deferred tax asset at June 30, 2001. For Fiscal 2001, Fiscal 2000 and Fiscal 1999, the Company's effective tax rate was (5.1%), (16.3%), and 10.4%. The Company's future effective tax rate will depend on the mix between foreign and domestic taxable income and losses, and the statutory rates of the related tax jurisdictions.

Net Income

         As a result of the matters described above, the Company had a net loss of approximately $11,770,000, or $0.45 per share, for Fiscal 2001 as compared to net income of approximately $19,599,000, or $0.81 per diluted share, for Fiscal 2000, which included the net deferred tax benefit of approximately $2,751,000, or $.11 per diluted share, related to the tax benefit.

Fiscal 2000 Compared to Fiscal 1999

Revenues

         Revenues for Fiscal 2000 were approximately $173,158,000, an increase of approximately $54,740,000, or 46.2%, as compared to Fiscal 1999. This increase in sales resulted principally from increases in sales to OEM and RSD customers. OEM sales for Fiscal 2000 were approximately $118,222,000, an increase of approximately $36,632,000, or 44.9% as compared to Fiscal 1999. RSD customer sales for Fiscal 2000 were approximately $54,936,000, an increase of approximately $18,108,000, or 49.2% as compared to Fiscal 1999. Included in our RSD sales for Fiscal 2000, were FOB Hong Kong sales of Concord Asia to its customers in the Americas of approximately $11,945,000 and to its customers in Europe of approximately $12,297,000. The increase in sales to OEM and RSD customers was primarily due to increased sales to pre-existing OEM and RSD customers and, to a lesser extent, new OEM and RSD customers.

         Sales of Concord Asia for Fiscal 2000, excluding FOB Hong Kong sales to its customers in the Americas and Europe of approximately $24,242,000, were approximately $118,238,000, an increase of approximately $36,453,000, or 44.6% as compared to Fiscal 1999. The increase was primarily due to higher sales to existing OEM customers.

         Sales of Concord Americas for Fiscal 2000, including FOB Hong Kong sales to customers in the Americas, were approximately $29,538,000, an increase of approximately $9,378,000, or 46.5% as compared to Fiscal 1999. The increase was primarily due to successful implementation of new programs with new and existing customers and the positive sell through of certain new products.

         Sales of Concord Europe for Fiscal 2000, including FOB Hong Kong sales to customers in Europe, were approximately $25,382,000, an increase of approximately $8,909,000, or 54.1% as compared to Fiscal 1999. This increase was due to increased sales to both existing and new customers.

Gross Profit

         Gross profit for Fiscal 2000 was approximately $47,010,000, an increase of approximately $15,256,000, or 48.0% as compared to Fiscal 1999. Gross profit, expressed as a percentage of sales, increased to 27.1% for Fiscal 2000 from 26.8% for Fiscal 1999. This increase was primarily the result of more favorable absorption of manufacturing overhead and labor utilization resulting from increased sales and manufacturing volume and efficiencies. Product development costs were approximately $4,921,000 for Fiscal 2000 compared to $4,815,000 for Fiscal 1999.

Operating Expenses

         Operating expenses increased by approximately $7,452,000, or 31.6%, to approximately $31,045,000 for Fiscal 2000 from approximately $23,593,000 for Fiscal 1999. As a percentage of sales, operating expenses, consisting of selling, general and administrative and interest expenses decreased to 17.9% for Fiscal 2000 from 19.9% for Fiscal 1999.

         Selling expenses increased by approximately $3,221,000, or 40.7%, to approximately $11,143,000 for Fiscal 2000 from approximately $7,922,000 for Fiscal 1999. The increase was primarily due to increases in promotional allowances, freight costs, and royalty expenses net of benefits from certain cost cutting activities. As a percentage of sales, selling expenses decreased to 6.4% for Fiscal 2000 from 6.7% for Fiscal 1999.

         General and administrative expenses increased by approximately $4,417,000, or 36.2%, to approximately $16,633,000 for Fiscal 2000 from approximately $12,216,000 for Fiscal 1999. As a percentage of sales, general and administrative expenses decreased to 9.6% for Fiscal 2000 from 10.3% for Fiscal 1999. The increase in general and administrative expenses was primarily attributable to the Company continuing to build its infrastructure to accommodate its growth.

         Interest expense decreased by approximately $186,000, or 5.4%, to approximately $3,269,000 for Fiscal 2000 from approximately $3,455,000 for Fiscal 1999. As a percentage of sales, interest expense decreased to 1.9% for Fiscal 2000 from 2.9% for Fiscal 1999.

Other Income, Net

         Other income, net was approximately $882,000 and $441,000 for Fiscal 2000 and Fiscal 1999, respectively. The increase was primarily attributable to higher interest income for Fiscal 2000, compared to Fiscal 1999, and to a much lesser extent, gains from foreign exchange transactions.

Income Taxes

         Historically, the Company has maintained full valuation allowances on its deferred tax assets and as of July 3, 1999, there was a $6,024,000 valuation allowance recorded against its deferred tax assets which were primarily related to domestic net operating loss carryforwards. In assessing the realizability of its deferred tax assets, management evaluated whether it is more likely than not that some portion, or all of its deferred tax assets, will be realized. The realization of its deferred tax assets relates directly to the Company's tax planning strategies and ability to generate taxable income for U.S. federal and state tax purposes. The valuation allowance is then adjusted accordingly. As of July 1, 2000, based on all the available evidence, management determined that it is more likely than not that its deferred tax assets will be fully realized. Accordingly, the valuation allowance was reversed in full and $4,518,000 was recognized as a deferred tax asset at July 1, 2000 and a corresponding deferred tax benefit was also recognized. The Company recognized a net tax benefit of $2,751,000 for Fiscal 2000, of which approximately $1,100,000 related to current tax expense for foreign operations.

Net Income

         As a result of the matters described above, the Company had net income of approximately $19,599,000, or $0.81 per diluted share, for Fiscal 2000, compared to net income of approximately $7,709,000, or $0.33 per diluted share, for Fiscal 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001, the Company had working capital of approximately $131,003,000 compared to approximately $52,600,000 at July 1, 2000. Cash used in operations in Fiscal 2001 was approximately $3,441,000, which compared unfavorably to cash provided by operations of approximately $9,661,000 and $17,519,000 for Fiscal 2000 and Fiscal 1999, respectively. The changes in cash provided by operating activities for the respective Fiscal Years was primarily attributable to changes in accounts receivable, inventories and accounts payable.

Capital expenditures for Fiscal 2001, Fiscal 2000 and Fiscal 1999 were approximately $7,488,000, $7,792,000, and $6,166,000, respectively, and related primarily to plant and equipment purchases for the manufacturing facility located in the PRC.

Cash provided by financing activities was approximately $44,013,000, which was primarily attributable to the Company's public offering (described more fully below) in September and October 2000. This compared to cash used in financing of approximately $8,185,000 for Fiscal 2000, and cash provided by financing activities of approximately $12,234,000 in Fiscal 1999. In Fiscal 2001, the Company used its working capital to pay off certain of its capital leases and short-term debt. Additionally, the Company invested approximately $49,870,000 in short-term investments consisting of U.S. government agency backed securities, all of which mature in six months or less. In Fiscal 2000 the Company was able to refinance certain of its short-term debt (as described more fully below) and pay off certain other high cost obligations including certain leases. In both Fiscal 1999 and Fiscal 1998 the Company borrowed significantly more monies on a short-term basis through revolving and other types of credit facilities and on a long-term basis through a private placement of unsecured senior notes (described more fully below).

Public Offering. On September 26, 2000, pursuant to an underwritten public offering, the Company sold 3,900,000 shares of its common stock at a price of $23.00 per share. Pursuant to an over-allotment option granted to the underwriters, the Company sold on October 2, 2000 an additional 585,000 shares of common stock at a price of $23.00 per share. The net proceeds of the offering to the Company were approximately $96,881,000, after offering costs and underwriting fees of approximately $6,274,000. The net proceeds have been used, or are intended to be used, for the repayment of outstanding indebtedness including capital leases, for capital expenditures and for general corporate and strategic purposes, including working capital and investments in new technologies, product lines and complementary businesses. The remaining net proceeds are currently invested in cash equivalents and short-term investments.

Senior Notes Payable. On July 30, 1998, the Company consummated a private placement of $15,000,000 of unsecured senior notes. The notes bear interest at 11.0%, and mature on July 15, 2005. Interest payments are due quarterly. The indenture governing the notes contains certain restrictive covenants relating to, among other things, incurrence of additional indebtedness and dividend and other payment restrictions affecting the Company and its subsidiaries.

Hong Kong Credit Facilities. Concord HK has various revolving credit facilities in place providing an aggregate of approximately $33,500,000 in borrowing capacity. Certain of the revolving credit facilities are denominated in Hong Kong dollars. Since 1983 the Hong Kong dollar has been pegged to the United States dollar. The revolving credit facilities are comprised of 1) an approximately $11,000,000 Import Facility, 2) an approximately $2,600,000 Packing Credit and Export Facility, 3) an approximately $1,900,000 Foreign Exchange Facility and 4) an $18,000,000 Accounts Receivable Financing Facility. The $18,000,000 Accounts Receivable Financing Facility is secured by certain accounts receivables of Concord HK and guaranteed by the Company. A significant portion of the remaining $15,500,000 of borrowing capacity is also guaranteed by the Company. Availability under the Accounts Receivable Financing Facility is subject to advance formulas based on Eligible Accounts Receivable and all the credit facilities are subject to certain financial ratios and covenants. The revolving credit facilities bear interest at variable rates. At June 30, 2001, no amounts were outstanding.

United Kingdom Credit Facility. In November 1999, a United Kingdom subsidiary of the Company, obtained a credit facility (the "UK Facility") in the United Kingdom that is secured by substantially all of the assets of the Company's United Kingdom subsidiary. The UK Facility bears interest at 1.5% above the UK prime lending rate and was principally utilized for working capital needs and allows borrowings of up to approximately $1,000,000. At June 30, 2001, there were no amounts outstanding under the UK Facility.

United States Credit Facilities. In June 2000, Concord Camera Corp. and a U.S. subsidiary each entered into a credit facility (collectively, the "US Facilities") with lenders that provide Concord Keystone Sales Corp. and Concord Camera Corp. with up to $5,000,000 and $2,500,000, respectively, of unsecured working capital. The US Facilities bear interest at 1.75% above London Interbank Offer Rate ("LIBOR"). No amounts were outstanding under the US Facilities at June 30, 2001.

The weighted average interest rate on the Company's short-term borrowings was approximately 9.5%, 10.6%, and 11.7% for Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively.

Stock Split. On April 14, 2000, the Company effected a two-for-one stock split of its Common Stock through a stock dividend to shareholders of record on March 27, 2000. Accordingly, share and per-share data for all periods presented in this report have been restated to reflect the stock split.

Common Stock Buy-Back Programs. The Company purchased shares of its Common Stock in Fiscal 2000 and Fiscal 1999 for approximately $759,000 and $2,926,000, respectively, as part of a Board of Director approved Common Stock buy-back program. In connection with this buyback program, the Company purchased a total of 1,543,000 shares of its Common Stock in open market transactions in Fiscal 2000 and Fiscal 1999.

In February 2001, the Company adopted an additional share repurchase program pursuant to which the Board of Directors allocated up to $10,000,000 for the repurchase of shares of the Company's Common Stock. The Company has not repurchased any shares pending completion of a review of the Company's other capital investment opportunities but continues to believe that the Common Stock is significantly undervalued at current prices and represents an attractive investment opportunity for the Company. As appropriate, the Company intends to act on this opportunity.

Exchange Offer. On August 28, 2001, the Company launched an offer to exchange outstanding stock options with an exercise price of more than $7.00 per share for new options to purchase 75% of the shares subject to the outstanding options at an exercise price of $5.97 per share (the closing price of the Common Stock reported on the Nasdaq National Market on the date the Board of Directors approved the exchange offer.) The exchange offer will expire on October 2, 2001 unless extended by the Company.

Future Cash Commitments. We believe that our cash and cash equivalents, short-term investments, anticipated cash flow from operations, and amounts available under our credit facilities will be sufficient to meet our working capital and anticipated capital expenditure needs for the foreseeable future.

The Company is evaluating various growth opportunities which could require significant funding commitments. The Company has from time to time held, and continues to hold, discussions and negotiations with (i) companies that represent potential acquisition or investment opportunities, (ii) potential strategic and financial investors who have expressed an interest in making an investment in or acquiring the Company, (iii) potential joint venture partners looking toward formation of strategic alliances that would broaden the Company's product base or enable the Company to enter new lines of business and (iv) potential new and existing OEM customers where the design, development and production of new products, including certain new technologies, would enable the Company to expand its existing business, and enter new markets outside its traditional business including new ventures focusing on wireless connectivity and other new communication technologies. There can be no assurance that any definitive agreement will be reached regarding any of the foregoing, nor does management believe such agreements are necessary for successful implementation of the Company's strategic plans.

                                  RISK FACTORS

You should carefully consider the following risks regarding our Company. These and other risks could materially and adversely affect our business, operating results or financial condition. You should also refer to the other information contained or incorporated by reference in this report.

Most of our operations are subject to control by the People's Republic of China
(PRC) and several of its local governmental agencies.

The continuing viability of our PRC agreements is crucial to our business operations in the PRC. We manufacture a majority of the components used in our cameras and assemble all of our manufactured finished products in the PRC. Our agreements with various PRC government or quasi-government agencies currently provide us with approximately 4,000 workers. We are responsible for their wages, food and housing and must comply with a variety of local labor and employee benefit laws covering these workers. While we believe we are in substantial compliance with applicable laws as currently enforced, these laws are subject to modification and interpretation by the applicable governmental authorities. We cannot predict the impact of any future modifications to or strict enforcement of the existing laws. In addition, the termination or material modification of any of our agreements with PRC government and quasi-government agencies could have a material adverse impact on our revenues and earnings.

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

The PRC enjoys most-favored nation trading status granted by the United States, whereby the United States imposes the lowest applicable tariffs on exports to the United States. The United States annually reconsiders the renewal of most-favored nation trading status for the PRC. A law passed in 2000 would establish permanent normal trade relations with the PRC upon its entry into the World Trade Organization, currently expected to occur some time in 2002. A bill recently introduced in the U.S. House of Representatives seeks to revoke the pending establishment of permanent normal trade relations with the PRC. If permanent normal trade relations were not established and the PRC's most-favored nation status were rescinded, there would be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, including those goods manufactured by us, which would have a material adverse impact on our revenues and earnings.

We are dependent on certain large customers.

In Fiscal 2001, we had three customers each of whose purchases represented in excess of 10% of our total sales and whose purchases in the aggregate represented 40.7% of our total sales. During the fourth quarter of Fiscal 2001, we recorded a bad debt write-off of approximately $15,800,000, which represented the outstanding accounts receivable balance of one of these customers, KB Gear whose purchases represented 14.3% of our total Fiscal 2001 sales. We are no longer designing, developing or manufacturing products for, or selling products to, KB Gear.

One of our larger customers, Polaroid, is experiencing financial difficulties and its auditors have issued a going concern opinion to Polaroid. The loss of any of our other large customers could have a material adverse impact on our revenues and profits.

A reversal of the International Trade Commission ban on importation of new and re-loaded single use cameras could adversely affect our business.

In June 1999, the International Trade Commission ("ITC") banned the unlicensed importation into the United States of new and reloaded single use cameras due to the infringement of such imports on existing patents held by Fuji. The Court of Appeals for the Federal Circuit recently upheld the ban on new single use cameras and on reloaded single use cameras not originally sold in the United States by Fuji or its licensees or not reloaded in a prescribed manner. If the decision is reconsidered or reversed, and the United States market for imported remanufactured single use cameras becomes open to competition, it could have a material adverse impact on our revenues and earnings.

We are dependent on a small group of key personnel.

Our business is managed by a small number of key management and operating personnel. In particular, we rely on the continued services of Ira B. Lampert, our Chairman, Chief Executive Officer and President. The loss of any of these key employees could have a material adverse impact on our business. We believe our future success will depend in large part on our continued ability to attract highly skilled and qualified personnel. Competition for such personnel is intense. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to pay higher compensation for employees than currently budgeted. Our inability to attract and retain such personnel could limit our growth and affect our profits.

Our newer digital camera products involve a more complex development process, which we may not be able to successfully integrate into our operations.

Digital cameras involve a more complex development process and component procurement process than our reloadable and single use cameras. Manufacturing delays, including component procurement delays, which may be outside our control, could adversely impact our business, results of operations and financial condition.

To achieve our operating and financial objectives, we must manage our anticipated growth effectively.

Our business has grown rapidly, and our future success depends in large part on our ability to manage our recent and anticipated growth. To manage this growth, we will need to hire additional experienced, skilled personnel and to train, manage and retain key employees. These activities may strain our management resources. If we were unable to manage growth effectively, our profits would be adversely affected.

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

Since 1983 the Hong Kong dollar has been pegged to the United States dollar, but the exchange rate of the Hong Kong dollar may fluctuate in the future. Although our OEM and major retail business is conducted in U.S. dollars, certain of our obligations under agreements in the PRC and with our Hong Kong suppliers, are paid in Hong Kong dollars. We are also exposed to currency risks in Japan and other countries where we purchase materials for our products or sell those products. We generally do not engage in currency hedging activities.

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

We intend to pursue strategic acquisitions that we consider reasonable in light of the revenues and profits we believe we will be able to generate from these acquisitions. The cost of acquisitions within the industry has generally increased over time. Additionally, we compete for acquisitions with certain other industry competitors, some of which have greater financial and other resources than we do. Increased demand for acquisitions may result in fewer acquisition opportunities for us as well as higher acquisition prices. Although we believe opportunities may exist for us to grow through acquisitions, we may not be able to identify and consummate acquisitions on acceptable terms. If we do acquire other companies, we may not be able to profitably manage and successfully integrate them with our operations and sales and marketing efforts without substantial costs or delays. Acquisitions involve a number of potential risks, including the potential loss of customers, increased leverage and debt service requirements, combining disparate company cultures and facilities and operating in geographically diverse markets. One or more of our future acquisitions may have a material adverse effect on our financial condition and results of operations.

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

The Company's exposure to changes in interest rates results from its borrowing activities used to meet its liquidity needs. Its borrowing activities include the use of fixed and variable rate financial instruments which allows the Company flexibility regarding the timing of the short and long term maturities of such financial instruments. Long-term debt is generally used to finance long-term investments, while short-term debt is used to meet working capital requirements. The Company's current debt structure consists principally of borrowings of a long-term nature with a fixed rate of interest. The remainder of the borrowings are of a short-term nature typically subject to variable interest rates based on a prime or LIBOR rate plus or minus a margin. Since the significant outstanding borrowings of the Company are of a fixed rate nature, the Company does not deem interest rate risk to be significant or material to its financial position or results of operations. Derivative instruments are not presently used to adjust the Company's interest rate risk profile. The Company does not utilize financial instruments for trading or speculative purposes, nor does it utilize leveraged financial instruments. The Company continues to monitor its capital structure and interest rate risk exposure, and believes it mitigates such risk principally through its strong working capital position.

Each of the Company's foreign subsidiaries purchases its inventories in U.S. Dollars and sells them in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. Certain components needed to manufacture cameras are purchased in Japanese Yen. The impact of foreign exchange transactions is reflected in the profit and loss statement. As of June 30, 2001 we were not engaged in any hedging activities and there were no forward exchange contracts outstanding. The Company continues to analyze the benefits and costs associated with hedging against foreign currency fluctuations.

Item 8. Financial Statements and Supplemental Data.

The financial statements listed in Item 14(a) (1) and (2) are included in this report beginning on page F-2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Company.

Executive Officers and Directors

Our executive officers and directors, and their respective ages as of August 2, 2001, are as follows:



     Name                                    Age          Position
     ----                                    ---          --------
     Ira B. Lampert(3)(4)                     56          Chairman, Chief Executive Officer, and President
     Brian F. King                            48          Senior Vice President and Secretary
     Harlan I. Press                          37          Vice President, Treasurer and Assistant Secretary
     Gerald J. Angeli                         48          Vice President of Worldwide Engineering and Technology
     Keith L. Lampert                         31          Vice  President of Worldwide  Operations  of the Company;
                                                          Managing Director of Concord HK
     Urs W. Stampfli                          49          Vice President and Director of Global Sales and Marketing
     Ronald S. Cooper(1)(2)                   62          Director
     Morris H. Gindi(5)                       56          Director
     J. David Hakman(3)(4)                    59          Director
     William J. Lloyd(1)(5)                   61          Director
     William J. O'Neill, Jr.(1)(2)            59          Director

     -----------------
      (1)  Member of Audit Committee.
      (2)  Member of Compensation and Stock Option Committee.
      (3)  Member of Executive Committee.
      (4)  Member of Nominating Committee.
      (5)  Member of Marketing and Product Development Committee.


Ira B. Lampert has been the Chairman and Chief Executive Officer of the Company since July 13, 1994. For the calendar year 1995 and again from July 31, 1998 through the present, Mr. Lampert also served as President of the Company. Mr. Lampert is a member of the Board of the Queens College Foundation of the City University of New York and is the Treasurer of the Boys & Girls Republic, a nonprofit organization for underprivileged children.

Brian F. King has been Senior Vice President of the Company since August 1998. In addition, Mr. King has served as Secretary of the Company since August 1996 and served as Managing Director of Concord HK from August 1996 through April 2000. Mr. King served as the Company's Vice President of Corporate and Strategic Development from June 1996 to August 1998.

Harlan I. Press has been Vice President and Treasurer since April 2000, Chief Accounting Officer since November 1994, and Assistant Secretary of the Company since October 1996. Mr. Press served as the Corporate Controller of the Company from October 1996 through April 2000. Mr. Press is a member of the American Institute of Certified Public Accountants, the New York State Society of Certified Public Accountants and the Financial Executives Institute.

Gerald J. Angeli joined the Company in April 2000 as Vice President, OEM Product Supply. Since March 2001, he has served as the Company's Vice President of Worldwide Engineering and Technology. From July 1997 to April 2000, Mr. Angeli was Vice President, Global Manufacturing and Products Supply for NCR Corporation's Systemedia Group, where he was responsible for manufacturing, customer service, distribution and logistics. Before that, Mr. Angeli was employed by Kodak for 20 years in various capacities, most recently as Manager of Worldwide Manufacturing and Supply Chain and Vice President, Consumer Imaging.

Keith L. Lampert, who is a son of Ira B. Lampert, has been the Company's Vice President of Worldwide Operations since March 2001 and Managing Director of Concord HK since April 2000. He became a Vice President of the Company in August 1998. Among other things, Mr. Lampert is responsible for the Company's operations in Hong Kong and the PRC. Mr. Lampert has been employed by the Company since 1993. Mr. Lampert is also the Business Sub-Committee Chairman of the Hong Kong Photographic and Optics Manufacturers Association.

Urs W. Stampfli has been Vice President and Director of Global Sales and Marketing for the Company since April 2000. Mr. Stampfli joined the Company in May 1998 as Director of Global Sales and Marketing. From 1990 to April 1998, Mr. Stampfli was Vice President, Marketing, Photo Imaging Systems of Agfa Division, Bayer Corporation.

Ronald S. Cooper has been a director of the Company since January 2000. Mr. Cooper is a co-founder and principal of LARC Strategic Concepts, LLC, a consulting firm focusing on emerging growth companies. Mr. Cooper retired from Ernst & Young LLP in September 1998, having joined the firm in 1962. He became a partner in 1973 and was Managing Partner of the firm's Long Island office from 1985 until he retired. He is also a director of Frontline Capital Group, a publicly traded e-commerce company.

Morris H. Gindi has been a director of the Company since 1988. Mr. Gindi has served as the Chief Executive Officer of Notra Trading Inc., an import agent in the housewares and domestics industry, since 1983.

J. David Hakman has been a director of the Company since 1993. Mr. Hakman owns Hakman Capital Corporation, an investment and merchant banking concern, a subsidiary of which is a member of the National Association of Securities Dealers, Inc. In addition to serving as a director of several closely held companies, Mr. Hakman is a director of Hanover Direct, Inc., a direct marketing business.

William J. Lloyd has been a director of the Company since May 2000. Mr. Lloyd has been Executive Vice President and Chief Technology Officer of Gemplus International, a leading smart card solutions provider for telecommunications, financial services and e-business security, since November 2000. Prior to joining Gemplus, Mr. Lloyd was co-chief executive of Phogenix Imaging, LLC, a Hewlett Packard/Kodak joint venture. From 1969 to 2000, Mr. Lloyd held various management positions at Hewlett Packard, most recently as Vice President, Chief Technology Officer for its Digital Media Solutions and Personal Appliances and Services.

William J. O'Neill, Jr. has been a director of the Company since August 2001. Mr. O'Neill is a founder and principal of O'Neill Group, Inc., a consulting firm focused on developing business strategies, operational execution, financial evaluations and fundraising activities. From 1969 to 1999, Mr. O'Neill held various management positions at Polaroid, most recently as Executive Vice President and President, Corporate Business Development. In July 2001, he was appointed as Dean of the Frank Sawyer School of Management at Suffolk University in Boston, Massachusetts.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and ten percent (10%) shareholders of the Company ("Reporting Persons") to file initial reports of ownership and reports of changes in ownership of the Common Stock and any other equity securities with the Securities and Exchange Commission ("SEC"). Reporting Persons are required to furnish the Company with copies of all Section 16(a) reports they file. Based on a review of the copies of the reports furnished to the Company and written representations from the Reporting Persons that no other reports were required, with respect to Fiscal 2001 the Company believes that: (i) the Reporting Persons complied with all Section 16(a) filing requirements applicable to them, except that Kent Klineman (a former director) filed a late Form 4 for May 2001; and (ii) there were no failures to file a report required under Section 16(a) by any of the Reporting Persons.

Item 11.  Executive Compensation

                           SUMMARY COMPENSATION TABLE

         The following table contains certain information regarding aggregate compensation paid or accrued by the Company during Fiscal 2001 to the Chief Executive Officer and to each of the other four highest paid executive officers.



                                                                                         Long-Term
                                                                                        Compensation
                                                    Annual Compensation                   Awards
                                         -------------------------------------------   -----------
                                                                                         Shares
                                                                     Other Annual       Underlying       All Other
Name and                     Fiscal        Salary*      Bonus*       Compensation        Options       Compensation
Principal Position            Year          ($)           ($)             ($)              (#)                ($)
------------------           ------        --------     -------      -------------      -----------    -------------
Ira B. Lampert                2001         $969,444     $860,686       $186,555(1)             --      $1,461,524(7)
  Chairman, Chief             2000          704,167      400,000        201,482(2)        350,672         882,371(8)
  Executive Officer           1999          616,668      350,000        148,595(3)             --         628,951(9)
  and President

Brian F. King                 2001          425,000      444,809         18,000(4)             --        385,807(10)
  Senior Vice                 2000          327,147      175,000         18,000(4)        169,680        123,148(11)
  President                   1999          322,460      150,000         48,000(5)             --        105,783(11)

Keith L. Lampert              2001          240,000      281,639         25,000(6)             --        229,868(12)
  Vice President              2000          204,601      100,000         25,000(6)        101,808         83,520(13)
  of Worldwide Operations;    1999          167,052       75,000         25,000(6)             --         72,037(13)
  Managing Director of
  Concord HK

Urs W. Stampfli               2001          223,650      155,282         12,000(4)             --         44,647(14)
  Vice President and          2000          192,500       45,000         12,000(4)         24,886          7,245(15)
   Director of Global         1999          175,000        5,000         12,000(4)             --          7,245(15)
   Sales and Marketing

Harlan I. Press               2001          170,000      138,584          6,000(4)             --         59,459(16)
  Vice President and          2000          155,000       50,000          6,000(4)         41,330          6,515(17)
  Treasurer                   1999          140,178       40,000          4,833(4)         40,000            790(15)


-----------------

(*) Represents bonuses determined and paid by the Company in the fiscal year, based on the Company's and the executive's performance in the previous fiscal year. No bonuses were awarded with respect to Fiscal 2001. In addition, in light of the cost-cutting measures recently undertaken by the Company, the executive officers named in the above table all voluntarily agreed, on a verbal basis, to a decrease in their base salaries of approximately 11% effective as of July 1, 2001 (the beginning of Fiscal 2002).
(1) Represents $30,808, $56,422 and $99,325 paid for auto allowances and costs, partial housing costs and reimbursement of taxes, respectively.

(2) Represents $35,911, $66,141 and $99,430 paid for auto allowances and costs, partial housing costs and reimbursement of taxes, respectively.
(3) Represents $35,595, $48,000 and $65,000 paid for auto lease and costs, partial housing costs and reimbursement of taxes, respectively.
(4)      Represents auto allowances paid.
(5) Represents $12,000 and $36,000 paid for auto and overseas allowances, respectively.
(6)      Represents overseas allowances paid.
(7) Represents: (a) the amount of the April 19, 2000 grant of deferred compensation that vested in Fiscal 2001, as described under "Executive Employment Contracts, Termination of Employment and Change in Control Arrangements" below; (b) the $500,000 yearly credit for 2001 under the Lampert SERP, also described under the same heading; (c) payments by the Company for insurance premiums; and (d) $404,883 repaid to Ira B. Lampert as deferred compensation pursuant to the conditional release program (described under "Certain Relationships and Related Transactions" below) because he prepaid the total amount of the indebtedness before it was scheduled to be forgiven by the Company.
(8) Represents: (a) $452,371 of indebtedness forgiven (including principal and interest) by the Company as part of the conditional release program described under "Certain Relationships and Related Transactions" below;
         (b) $400,000 of deferred compensation credited to his account under the Lampert SERP (described under "Executive Employment Contracts, Termination of Employment and Change in Control Arrangements" below); and (c) payments by the Company for insurance premiums.
(9) Represents: (a) $389,827 of indebtedness forgiven (including principal and interest) by the Company as part of the conditional release program described under "Certain Relationships and Related Transactions" below;
         (b) $220,000 of deferred compensation credited to his account under the Lampert SERP (described under "Executive Employment Contracts, Termination of Employment and Change in Control Arrangements" below); and (c) payments by the Company for insurance premiums.
(10) Represents: (a) the amount of the April 19, 2000 grant of deferred compensation that vested in Fiscal 2001, as described under "Executive Employment Contracts, Termination of Employment and Change in Control Arrangements" below; (b) payments by the Company for insurance premiums; and (c) $133,419 repaid to Brian F. King as deferred compensation pursuant to the conditional release program (described under "Certain Relationships and Related Transactions" below) because he prepaid the total amount of the indebtedness before it was scheduled to be forgiven by the Company.
(11) Represents: (a) indebtedness forgiven (including principal and interest) by the Company as part of a conditional release program described under "Certain Relationships and Related Transactions" below, in the amounts of $103,954 for Fiscal 1999 and $120,632 for Fiscal 2000; and (b) payments by the Company for insurance premiums.
(12) Represents: (a) the amount of the April 19, 2000 grant of deferred compensation that vested in Fiscal 2001, as described under "Executive Employment Contracts, Termination of Employment and Change in Control Arrangements" below; (b) payments by the Company for insurance premiums; and (c) $78,858 repaid to Keith L. Lampert as deferred compensation pursuant to the conditional release program (described under "Certain Relationships and Related Transactions" below) because he prepaid the total amount of the indebtedness before it was scheduled to be forgiven by the Company.
(13) Represents: (a) indebtedness forgiven (including principal and interest) by the Company as part of a conditional release program described under "Certain Relationships and Related Transactions" below, in the amounts of $71,468 for Fiscal 1999 and $82,935 for Fiscal 2000; and (b) payments by the Company for insurance premiums.
(14) Represents: (a) the amount of the April 19, 2000 grant of deferred compensation that vested in Fiscal 2001, as described under "Executive Employment Contracts, Termination of Employment and Change in Control Arrangements" below; and (b) payments by the Company for insurance premiums.

(15)     Represents insurance premiums paid by the Company.
(16) Represents: (a) $3,379 of indebtedness forgiven (including principal and interest) by the Company as part of a conditional release program described under "Certain Relationships and Related Transactions" below;
         (b) the amount of the April 19, 2000 grant of deferred compensation that vested in Fiscal 2001, as described under "Executive Employment Contracts, Termination of Employment and Change in Control Arrangements" below; and (c) payments by the Company for insurance premiums.
(17) Represents: (a) $5,615 of indebtedness forgiven (including principal and interest) by the Company as part of a conditional release program (see "Certain Relationships and Related Transactions" below); and (b) payments by the Company for insurance premiums.

Stock Options

No stock option grants were made during Fiscal 2001 to any of the executive officers named in the "Summary Compensation Table."

The following table sets forth information concerning stock option exercises during Fiscal 2001 by each of the executive officers named in the "Summary Compensation Table" and the fiscal year-end value of unexercised options held by such officers, based on the closing price of $5.90 for the Common Stock on June 29, 2001.

                Aggregated Stock Option Exercises in Fiscal 2001
                        and Fiscal Year-End Option Values



                                                      Number of Shares Underlying             Value of Unexercised
                                                       Unexercised Options                    In-the-Money Options
                          Shares                              at FY End (#)                       at FY End ($)
                       Acquired on       Value        ------------------------------      ----------------------------
Name                   Exercise (#)   Realized ($)    Exercisable       Unexercisable     Exercisable    Unexercisable
----                 --------------   ------------    -----------       -------------     -----------    -------------
Ira B. Lampert         123,000*        $956,850*       1,481,817           155,855      $6,185,363              --
Brian F. King                --               --         480,932            75,414       1,835,038              --
Keith L. Lampert             --               --         346,560            45,248       1,391,735              --
Urs W. Stampfli              --               --          73,825            11,061         189,000              --
Harlan I. Press         30,000*         381,093*          80,738            26,592         187,500         $85,500


-----------------
  * None of the shares acquired upon these exercises have been sold; the executives exercised these options and held the shares so acquired.

On August 28, 2001, the Company launched an offer to exchange outstanding stock options with an exercise price of more than $7.00 per share for new options to purchase 75% of the shares subject to the outstanding options at an exercise price of $5.97 per share (the closing price of the Common Stock as reported on the Nasdaq National Market on the date the Board of Directors approved the exchange offer). The exchange offer will expire on October 2, 2001 unless extended by the Company.

Executive Employment Contracts, Termination of Employment and Change in Control Arrangements

In light of the cost-cutting measures recently undertaken by the Company, Ira B. Lampert, Brian F. King, Keith L. Lampert, Urs W. Stampfli and Harlan I. Press all voluntarily agreed, on a verbal basis, to a decrease in their base salaries of approximately 11% effective as of July 1, 2001.

Pursuant to the employment agreement between the Company and Ira B. Lampert dated as of May 1, 1997, as amended (the "Lampert Agreement"), Mr. Lampert serves in the capacities of Chairman, Chief Executive Officer and President of the Company. The Lampert Agreement provides for an annual salary of $900,000 (voluntarily reduced effective as of July 1, 2001 to $800,000 per annum), has a term of four years and provides for the term of employment to be automatically extended for one additional day for each day of the term of employment during which neither party notifies the other that the term should not be extended. The Lampert Agreement prohibits Mr. Lampert from competing with the Company for a one-year period following the termination of his employment with the Company.

Pursuant to the Lampert Agreement, the Company adopted a supplemental executive retirement plan which was later amended and restated as of April 19, 2000 (the "Lampert SERP") for the benefit of Mr. Lampert. A specified amount, currently $500,000, is credited to the Lampert SERP account each year (the "Yearly Credit"). The Yearly Credits are 100% vested and not subject to forfeiture. Each time the Company credits a Yearly Credit to the Lampert SERP account, the Company simultaneously contributes an amount equal to such credit to a trust established for the purpose of accumulating funds to satisfy the obligations incurred by the Company pursuant to the Lampert SERP.

The Terms of Employment between the Company and Brian F. King, Senior Vice President, dated effective as of January 1, 2000, provided for an annual salary of $400,000, which increased to $450,000 effective January 1, 2001 (voluntarily reduced effective as of July 1, 2001 to $400,000 per annum). The agreement expires on January 2, 2003, unless renewed by mutual agreement of the parties, and may be terminated by the Company on thirty days' notice. Under this agreement, if the Company terminates Mr. King's employment at any time without cause or if Mr. King terminates his employment after January 1, 2003, he is entitled to severance payments equal to one year's base salary plus his automobile allowance, and the deferred compensation described below. The agreement also prohibits Mr. King from competing with the Company for one year following the termination of his employment with the Company.

The Terms of Employment between the Company and Keith L. Lampert, Vice President of Worldwide Operations of the Company and Managing Director of Concord HK, dated effective as of January 1, 2000, provided for an annual salary of $225,000, which increased to $255,000 effective January 1, 2001 (voluntarily reduced effective as of July 1, 2001 to $225,000 per annum). The agreement also provides for an overseas allowance of $25,000 per year while Mr. Lampert is on assignment overseas. It expires on January 2, 2003, unless renewed by mutual agreement of the parties, and may be terminated by the Company on thirty days' notice. Under this agreement, if the Company terminates Mr. Lampert's employment at any time without cause or if Mr. Lampert terminates his employment after January 1, 2003, he is entitled to severance payments equal to one year's base salary plus his overseas allowance, automobile allowance and the deferred compensation described below. The agreement also prohibits Mr. Lampert from competing with the Company for one year following the termination of his employment with the Company.

The Terms of Employment between the Company and Urs W. Stampfli, Vice President and Director of Global Sales and Marketing, dated effective as of January 1, 2000, provided for an annual salary of $210,000, which increased to $236,800 effective January 1, 2001 (voluntarily reduced effective as of July 1, 2001 to $210,000 per annum). The agreement expires on January 2, 2003, unless renewed by mutual agreement of the parties, and may be terminated by the Company on thirty days' notice. Under this agreement, if the Company terminates Mr. Stampfli's employment at any time without cause or if Mr. Stampfli terminates his employment after January 1, 2003, he is entitled to severance payments equal to one year's base salary plus his automobile allowance and the deferred compensation described below. The agreement also prohibits Mr. Stampfli from competing with the Company for one year following the termination of his employment with the Company.

The Terms of Employment between the Company and Harlan I. Press, Vice President and Treasurer, dated effective as of January 1, 2000, provided for an annual salary of $160,000, which increased to $180,000 effective January 1, 2001 (voluntarily reduced effective as of July 1, 2001 to $160,000 per annum). The agreement expires on January 2, 2003, unless renewed by mutual agreement of the parties, and may be terminated by the Company on thirty days' notice. Under this agreement, if the Company terminates Mr. Press' employment at any time without cause or if Mr. Press terminates his employment after January 1, 2003, he is entitled to severance payments equal to one year's base salary plus his automobile allowance and the deferred compensation described below. The agreement also prohibits Mr. Press from competing with the Company for one year following the termination of his employment with the Company.

In connection with a one-time grant of deferred compensation to the following executive officers, effective as of April 19, 2000, the Company adopted a Supplemental Executive Retirement Plan and Agreement for the benefit of each of Brian F. King, Keith L. Lampert, Urs W. Stampfli and Harlan I. Press (the "Executive SERPs"). The Company simultaneously contributed the following amounts to trusts established for the purpose of holding funds to satisfy the Company's obligations under each of the Executive SERPs: (i) under the plan for Brian F. King, $750,000; (ii) under the plan for Keith L. Lampert, $450,000, (iii) under the plan for Harlan I. Press, $165,000, and (iv) under the plan for Urs W. Stampfli, $110,000. The amounts in the Executive SERP accounts vest, so long as the executive continues to be employed by the Company, in three equal annual installments beginning January 1, 2001 or immediately upon: (i) a change of control of the Company; or (ii) a termination of the executive's employment by the Company without cause. The Company simultaneously approved a one-time grant of deferred compensation to Ira B. Lampert in the amount of $1,549,999 with the same vesting schedule as under the Executive SERPs. The Lampert SERP includes appropriate terms to govern the one-time grant of deferred compensation to Mr. Lampert.

Directors Compensation

During Fiscal 2001, each non-employee member of the Board of Directors was paid the following: (i) an annual fee of $15,000 for serving on the Board; (ii) a $2,500 annual fee for each Board committee on which he served ($3,500 for serving as Chairman); and (iii) $1,000 for each Board or committee meeting attended. In light of the cost-cutting measures recently undertaken by the Company, the annual fee payable to each non-employee Board member for serving on the Board was reduced from $15,000 to $12,000 effective July 1, 2001.

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

Our directors are eligible to participate in the exchange offer described above under the caption "Stock Options." As such, outstanding options having an exercise price of more than $7.00 per share that were granted to our directors may be tendered to the Company in the exchange offer.

Effective July 19, 2001, the Company amended the outstanding, fully vested options held by three former directors to permit such options to be exercised until their stated expiration date, in light of the valuable years of advice and service that had been provided during the eight-to-ten years of their tenure as members of the Board of Directors. These former directors are also eligible to participate in the exchange offer described above under the caption "Stock Options."

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of August 2, 2001, with respect to: (i) those persons or groups known to the Company to beneficially own more than 5% of the Common Stock; (ii) each director of the Company; (iii) each executive officer named in the "Summary Compensation Table"; and (iv) the Company's directors and executive officers as a group:


                                                                           Amount and Nature of        Percent
Name of Beneficial Owner                                                   Beneficial Ownership(1)     of Class(1)
------------------------                                                   ----------------------      -----------
(i) Beneficial Owners of More than 5% of the Common Stock

"MEP Group" of Company Officers or
  Employees as described in (2) below                                             3,075,813(2)             10.3%
  Concord Camera Corp.
  4000 Hollywood Boulevard
  Presidential Circle - 6th Floor, North Tower
  Hollywood, Florida 33021

(ii) Directors

Ira B. Lampert                                                                    1,997,517(2)(3)           6.9%
Ronald S. Cooper                                                                     47,000(4)               *
Morris H. Gindi                                                                      84,500(5)               *
J. David Hakman                                                                     348,500(6)              1.3%
William J. Lloyd                                                                     34,000(7)               *
William J. O'Neill, Jr.                                                              13,000(8)               *

(iii) Named Executive Officers

Brian F. King....................................................                   480,932(2)(9)           1.7%
Keith L. Lampert................................................                    406,560(2)(10)          1.5%
Harlan I. Press...................................................                  158,738(2)(11)           *
Urs W. Stampfli................................................                      83,825(12)              *

(iv) All executive officers and directors as a group (11 persons)                 3,717,838                12.3%


--------------------
* Indicates less than one percent (1%).
 (1) For purposes of this table, beneficial ownership was determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") based upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission; the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of Section 16 of the Exchange Act. As of August 2, 2001, the Company had 27,414,208 shares of Common Stock issued and outstanding. All shares were owned directly with sole voting and investment power unless otherwise indicated.

(2) As of August 2, 2001, a group comprised of five officers or employees of the Company (Messrs. Ira B. Lampert, Brian F. King, Keith L. Lampert, Harlan I. Press and Arthur Zawodny) (collectively, the "MEP Group") beneficially owned, in the aggregate, 662,100 shares and options to purchase 2,413,713 shares of Common Stock, or 10.3% of 29,827,921 (the number of shares outstanding on that date plus the number of shares that would have been outstanding if all options held by the members of the MEP Group which were exercisable within 60 days of August 2, 2001 were exercised). Of that total, 316,400 shares and options to purchase 780,666 shares of Common Stock were purchased under the Management Equity Provisions ("MEP") of the Company's Incentive Plan and are subject to the terms of an Amended and Restated Voting Agreement, dated February 28, 1997, as amended (the "Voting Agreement") pursuant to which MEP shares are voted in accordance with the will of the holders of a majority of the shares governed by the Voting Agreement. The balance of 345,700 shares and options to purchase 1,633,047 shares of Common Stock were purchased or held outside the MEP. See "Certain Relationships and Related Transactions" below.
(3) Represents 1,481,817 shares that may be acquired pursuant to stock options exercisable within 60 days of August 2, 2001, 490,700 shares owned, as to all of which Mr. Lampert has sole dispositive power, and 25,000 shares held by a ss.501(c)(3) charitable trust of which Mr. Lampert is a trustee with voting and dispositive power. Since Mr. Lampert is part of the MEP Group, the shares beneficially owned by him are included in footnote (2) above; the MEP Group is deemed to have acquired the shares beneficially owned by any member of the MEP Group described in footnote (2) above.
(4) Includes 34,000 shares that may be acquired pursuant to stock options exercisable within 60 days of August 2, 2001.
(5) Includes 51,000 shares that may be acquired pursuant to stock options exercisable within 60 days of August 2, 2001, 1,000 shares held by his son, and 15,000 shares held by the Notra Trading Inc. Profit Sharing Plan & Trust, a retirement plan of which Mr. Gindi is a co-trustee and participant.
(6) Represents: (i) 51,000 shares that may be acquired pursuant to stock options, and 20,000 shares that may be acquired pursuant to a warrant, both of which are exercisable within 60 days of August 2, 2001; and (ii) 84,500 shares held by the Hakman Family Trust, of which Mr. Hakman is a trustee and beneficiary, 30,000 shares held by the Hakman Capital Corporation Profit Sharing Plan and Trust, and 163,000 shares held by a corporation controlled by Mr. Hakman.
(7) Represents 34,000 shares that may be acquired pursuant to stock options exercisable within 60 days of August 2, 2001.
(8) Represents 13,000 shares that may be acquired pursuant to stock options exercisable within 60 days of August 2, 2001.
(9) Represents 480,932 shares that may be acquired pursuant to stock options exercisable within 60 days of August 2, 2001. Since Mr. King is part of the MEP Group, the shares beneficially owned by him are included in footnote
     (2) above; the MEP Group is deemed to have acquired the shares beneficially owned by any member of the MEP Group described in footnote (2) above.
(10) Represents 346,560 shares that may be acquired pursuant to stock options exercisable within 60 days of August 2, 2001 and 60,000 shares owned, as to all of which Keith Lampert has sole dispositive power. Since Mr. Lampert is part of the MEP Group, the shares beneficially owned by him are included in footnote (2) above; the MEP Group is deemed to have acquired the shares beneficially owned by any member of the MEP Group described in footnote (2) above.
(11) Represents 80,738 shares that may be acquired pursuant to stock options exercisable within 60 days of August 2, 2001 and 78,000 shares owned, as to all of which Mr. Press has sole dispositive power. Since Mr. Press is part of the MEP Group, the shares beneficially owned by him are included in footnote (2) above; the MEP Group is deemed to have acquired the shares beneficially owned by any member of the MEP Group described in footnote (2) above.
(12) Includes 73,825 shares that may be acquired pursuant to stock options exercisable within 60 days of August 2, 2001.

Item 13. Certain Relationships and Related Transactions

Consulting Arrangement with Director

A corporation controlled by J. David Hakman has provided consulting services to the Company since 1997 pursuant to an engagement agreement entered into on September 25, 1997, as later amended and supplemented (the "Hakman Agreement"). Pursuant to the Hakman Agreement, the Company granted a warrant to purchase up to 260,000 shares of Common Stock at an exercise price of $2.25 per share to the corporation controlled by Mr. Hakman. In October 2000, the corporation exercised the warrant as to all 113,000 shares that had vested up until that time. As of August 2, 2001, 147,000 shares remained subject to the warrant and 20,000 of those shares were vested and exercisable.

Transactions under the Management Equity Provisions of the Incentive Plan

On August 23, 1995, the Compensation Committee of the Board approved stock purchase awards under the Management Equity Provisions of the Company's Incentive Plan pursuant to which 1,000,000 shares of Common Stock were made available for purchase by senior management of the Company at a price per share equal to $2.6875 per share (the closing price of the Common Stock on August 23, 1995, as adjusted for the two-for-one stock split effective on April 14, 2000) pursuant to binding commitments to be made by such persons by August 31, 1995. The Company received commitments for the purchase of 888,000 shares (the "Purchased Shares"). Each purchaser was also granted the right to receive a contingent restricted stock award covering a number of shares equal to the number of shares he had purchased based upon attainment of increases in shareholder value in accordance with the Incentive Plan. If issued, such contingent restricted shares were to vest over a three-year period and were subject to forfeiture prior to vesting under certain conditions.

In November 1995, members of the Company's senior management entered into purchase agreements (the "Purchase Agreements") for the Purchased Shares. Pursuant to the Purchase Agreements, each purchaser executed a full recourse note for the purchase price of such shares (each a "Note"; collectively, the "Notes") and pledged the Purchased Shares as security for the payment of the Note. The Notes bear interest at an annual rate of 6%. Concurrently with the execution of their respective Purchase Agreements and Notes, each purchaser entered into a Voting Agreement pursuant to which each purchaser agreed to vote all of his Purchased Shares and contingent restricted stock in accordance with the determination of the holders of a majority of all of the Purchased Shares and contingent restricted stock held by the purchasers. To effect the foregoing, each of the purchasers delivered an irrevocable proxy to Ira B. Lampert and agreed that prior to any transfer of Purchased Shares and contingent restricted stock, such purchaser would cause the transferee (i) to agree in writing with Mr. Lampert to be bound by the provisions of the Voting Agreement with respect to such shares and (ii) to execute and deliver to Mr. Lampert an irrevocable proxy.

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

In April 1999, the Board approved a conditional release program whereby the Company agreed to forgive a portion of the indebtedness represented by each Note and concurrently release a proportionate number of Purchased Shares held by the Company as security for payment of the Notes. The debt forgiveness and share release program (the "Release Program") began on May 1, 1999 and will continue on January 1 each year through January 1, 2003. The total principal sum subject to forgiveness under the Release Program is $2,386,500, together with interest owed under the Notes. The debt forgiveness is conditioned upon the person's continued employment with the Company. If a person ceases to be an employee or consultant of the Company prior to full forgiveness of the debt, the principal amount of the Note will immediately become due and payable, including any amounts scheduled to be forgiven at a future date.

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


                                                                              Total Principal         Total Purchased
                                                                           Indebtedness Forgiven      Shares Released
 Releasee                             Release Dates                          or to be Forgiven       or to be Released
 --------                             -------------                        -----------------------    ------------------
Brian F. King................   May 1, 1999, and January 1st of                    $430,000*               160,000
                                2000, 2001, 2002 and 2003
Ira B. Lampert...............   May 1, 1999, and January 1st of                  $1,612,500*               600,000
                                2000, 2001, 2002 and 2003
Keith L. Lampert.............   May 1, 1999, and January 1st of                    $295,625*               110,000
                                2000, 2001, 2002 and 2003
Harlan I. Press..............   January 6, 2000, and January 1st of                 $10,750                  4,000
                                2001, 2002 and 2003
Arthur Zawodny...............   May 1, 1999, and January 1st of                     $37,625                 14,000
                                2000, 2001, 2002 and 2003


-----------

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1) and (2) Financial Statements and Financial Statement Schedule

The following consolidated financial statements of the Company and the notes thereto, the related reports thereon of the certified public accountants and financial statement schedule are filed under Item 8 of this report:


   (a)(1)        Financial Statements Page
                  Report of Independent Certified Public Accountants......................................F-1
                  Consolidated Balance Sheets at June 30, 2001 and July 1, 2000...........................F-2
                  Consolidated Statements of Operations for the years ended
                      June 30, 2001, July 1, 2000 and July 3, 1999........................................F-3
                  Consolidated Statements of Stockholders' Equity for the years ended June 30, 2001, July 1, 2000 and July 3, 1999..................................F-4
                  Consolidated Statements of Cash Flows for the years
                      ended June 30, 2001, July 1, 2000 and July 3, 1999..................................F-5
                  Notes to Consolidated Financial Statements..............................................F-6

(a)(2)      Financial Statement Schedule

             Schedule II--Valuation and Qualifying Accounts and Reserves                                  F-30


All other financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the instructions to Item 8 or are inapplicable and therefore have been omitted.

(a)(3) Exhibits



   No.                        Description                                       Method of Filing
   --                         -----------                                       ----------------

   3.1        Certificate of Incorporation, as amended through                  Incorporated by reference to the Company's
              May 9, 2000                                                       annual report on Form 10-K for the year ended
                                                                                July 1, 2000.

   3.2        Restated By-Laws, as amended through December 21, 2000            Incorporated by reference to the Company's
                                                                                quarterly report on Form 10-Q for the quarter
                                                                                ended December 30, 2000.

   4.1        Form of Common Stock Certificate                                  Incorporated by reference to the Company's
                                                                                registration statement on Form 8-A filed
                                                                                September 20, 2000.

   4.2        Purchase Agreement, dated July 30, 1998, between                  Incorporated by reference to the Company's
              Dreyfus High Yield Strategies Fund and the Company                annual report on Form 10-K for the year ended
                                                                                June 30, 1998.

   4.3        Indenture, dated July 30, 1998, between Bankers                   Incorporated by reference to the Company's
              Trust Company and the Company                                     annual report on Form 10-K for the year ended
                                                                                June 30, 1998.

   4.4        Registration Rights Agreement, dated July 3,                      Incorporated by reference to the Company's
              1998, between Dreyfus High Yield Strategies                       annual report on Form 10-K for the year ended
              Fund and the Company                                              June 30, 1998.

   9.1        Amended and Restated Voting Agreement, dated                      Incorporated by reference to the Company's
              February 28, 1997, among the parties signatory                    annual report on Form 10-K for the year ended
              thereto, including among others, Ira B. Lampert,                  July 1, 2000.
              Brian King and Arthur Zawodny, as amended on
              various dates in 1998 to add certain additional
              shares of the Company's Common Stock owned by Ira
              B. Lampert, Brian King and Keith Lampert and as
              further amended on January 6, 2000 to add certain
              shares owned by Harlan Press

   10.1       Settlement Agreement between the Company and the                  Incorporated by reference to the Company's
              Commission effective September 1, 1994                            annual report on Form 10-K for the year ended
                                                                                June 30, 1994.

   10.2       Pledge Agreements between the Company and Benun                   Incorporated by reference to the Company's
              dated as of March 7, 1994 and April 6, 1994                       quarterly report on Form 10-Q for the quarter
                                                                                ended March 31, 1994.

   10.3       Master Processing Contract No. (86)507 with                       Incorporated by reference to the Company's
              Shenzhen Baoan County Foreign Trade Company and                   quarterly report on Form 10-Q for the quarter
              Baoan Henggang Concord Electronics Factory, dated                 ended September 30, 2000.
              October 28, 1986, and approval certificate issued
              November 1, 1986 by the Baoan Commission of Foreign
              Trade and Economic Cooperation (English
              translations)

   10.4       First renewal agreement of Master Processing                      Incorporated by reference to the Company's
              Contract No. (86)507, dated June 22, 1991, and                    quarterly report on Form 10-Q for the quarter
              approval notice issued by the Baoan Office of                     ended September 30, 2000.
              Foreign Trade (English translations)




   10.5       Second renewal agreement of Master Processing                     Incorporated by reference to the Company's
              Contract No. (86)507, dated March 15, 1996, and                   quarterly report on Form 10-Q for the quarter
              approval notice issued by the Longgang Economic                   ended September 30, 2000.
              Development Bureau (English translations)

   10.6       Contract for Grant of State-Owned Land Use Right,                 Incorporated by reference to the Company's
              dated November 8, 1994, with the Shenzhen Land                    quarterly report on Form 10-Q for the quarter
              Bureau (English translation)                                      ended September 30, 2000.

   10.7       Compensation Trade Agreement between Concord HK and               Incorporated by reference to the Company's
              Shenzhen Baoan Contat Camera Factory and                          current report on Form 8-K dated November 23, 1993
              translation dated November 23, 1993

   10.8       Supplementary Agreement, dated September 27, 1985,                Incorporated by reference to the Company's
              between Dialbright Company Limited and Baoan County               Registration Statement on Form S-18 (No.
              Foreign Trade Company and Dialbright Electronic                   33-21156), declared effective July 12, 1988
              Factory, Henggang, Baoan County and translations

   10.9       Notice Concerning the Approval of Supplementary                   Incorporated by reference to the Company's
              Agreement dated September 27, 1985 issued by the                  Registration Statement on Form S-18 (No. 33-21156),
              Foreign Economic Relations Office, Baoan County on                declared effective July 12, 1988
              October 4, 1985 and translations

   10.10      Supplementary Agreement, dated October 30, 1985,                  Incorporated by reference to the Company's
              between Dialbright Company Limited and Baoan County               Registration Statement on Form S-18 (No.
              Foreign Trade Company and Dialbright Electronic                   33-21156), declared effective July 12, 1988
              Factory, Henggang, Baoan County and translations

   10.11      Supplementary Agreement, dated July 9, 1986,                      Incorporated by reference to the Company's
              between Dialbright Company Limited and Baoan County               Registration Statement on Form S-18 (No.
              Foreign Trade Company and Dialbright Electronic                   33-21156), declared effective July 12, 1988
              Factory, Henggang, Baoan County and translations




   10.12      Supplementary Agreement, dated August 26, 1986,                   Incorporated by reference to the Company's
              between Dialbright Company Limited and Baoan County               Registration Statement on Form S-18 (No.
              Foreign Trade Company and Dialbright Electronic                   33-21156), declared effective July 12, 1988
              Factory, Henggang, Baoan County and translations

   10.13      Agreement for the Provision of Land, Management                   Incorporated by reference to the Company's
              Services and Labor between Company                                annual report on Form 10-K for the year ended
              and Wan Kong Economic Development Corporation of                  June 30, 1989.
              Baoan County, dated July 10, 1988 (English
              Translation with Chinese Original
              attached)

   10.14      Agreement between Dialbright and Development                      Incorporated by reference to the Company's
              Corporation, Baoan County, dated September 23, 1988               annual report on Form 10-K for the year ended
                                                                                June 30, 1989.

   10.15      Agreement between Dialbright and Henggang Economic                Incorporated by reference to the Company's
              Development Corporation, dated September 23, 1988                 annual report on Form 10-K for the year ended
              and translation                                                   June 30, 1989.

   10.16      Construction Works Contract between Concord Factory               Incorporated by reference to the Company's
              Henggang and Henggang Economic Development                        annual report on Form 10-K for the year ended
              Corporation dated February 25, 1989 and translation               June 30, 1989.

   10.17      Supplemental Agreement to the Contract for the                    Incorporated by reference to the Company's
              Utilization of Land in Factory Construction between               annual report on Form 10-K for the year ended
              Concord HK and Henggang Investment Holdings Limited               June 30, 1994.
              dated June 20, 1994 and translation

   10.18      Hong Kong Credit Facility and Factoring Agreement,                Incorporated by reference to the Company's
              dated September 8, 1999, between The Hongkong and                 quarterly report on Form 10-Q for the quarter
              Shanghai Banking Corporation Limited ("HSBC") and                 ended January 1, 2000.
              Concord HK

   10.19      Letter agreements between HSBC and Concord HK dated               Incorporated by reference to the Company's
              April 30, 1999, June 17, 1999, July 26, 1999,                     current report on Form 8-K filed September 21,
              September 8, 1999, November 1, 1999, July 31, 2000                2000.



              and August 7, 2000, relating to and amending the Hong Kong Credit Facility and Factoring Agreement

   10.20      Letter agreement between HSBC and Concord HK dated                Filed herewith.
              June 4, 2001, relating to and amending the Hong
              Kong Credit Facility

   10.21      Amended and Restated 1988 Stock Option Plan                       Incorporated by reference to the Company's
                                                                                Registration Statement on Form S-1 (33-59398),
                                                                                filed on March 11, 1993.

   10.22      Incentive Plan (1993),  as amended through April 24,              Incorporated by reference to the Company's
              2000                                                              annual report on Form 10-K for the year ended
                                                                                July 1, 2000.

   10.23      Amendments to the Incentive Plan (1993) dated as of               Incorporated by reference to the Company's
              April 19, 2001 and August 2, 2001                                 Schedule TO/A-1 filed August 28, 2001

   10.24      Amended and Restated Employment Agreement, dated as               Incorporated by reference to the Company's
              of May 1, 1997, between the Company and Ira B.                    annual report on Form 10-K for the year ended
              Lampert                                                           June 30, 1997.

   10.25      Amendment No. 1, dated as of August 25, 1998, to                  Filed herewith.
              Amended and Restated Employment Agreement dated as
              of May 1, 1997, between Ira B. Lampert and the
              Company

   10.26      Amendment No. 2, dated as of January 1, 1999, to                  Incorporated by reference to the Company's
              Amended and Restated Employment Agreement dated as                quarterly report on Form 10-Q for the quarter
              of May 1, 1997, between Ira B. Lampert and the                    ended January 2, 1999.
              Company

   10.27      Amendment No. 3, dated as of April 19, 2000, to                   Filed herewith.
              Amended and Restated Employment Agreement dated as
              of May 1, 1997, between Ira B. Lampert and the
              Company

   10.28      Amendment No. 4, dated as of January 1, 2001, to                  Filed herewith.
              Amended and Restated Employment Agreement dated as
              of May 1, 1997, between Ira B. Lampert and the
              Company





   10.29      Deferral Agreement, dated as of May 1, 1997,                      Incorporated by reference to the Company's
              between Concord Camera Corp. and Ira B. Lampert                   quarterly report on Form 10-Q for the quarter
                                                                                ended January 2, 1999.

   10.30      Amended and Restated Supplemental Executive                       Filed herewith.
              Retirement Plan and Agreement dated as of April 19,
              2000, between Ira B. Lampert and the Company

   10.31      Amendment No. 1, dated as of January 1, 2001, to                  Filed herewith.
              Amended and Restated Supplemental Executive
              Retirement Plan and Agreement dated as of April 19,
              2000, between Ira B. Lampert and the Company

   10.32      Terms of  Employment  between  Brian F. King and the              Filed herewith.
              Company, effective as of January 1, 2000

   10.33      Terms of Employment  between Harlan I. Press and the              Filed herewith.
              Company, effective as of January 1, 2000

   10.34      Terms of Employment  between Urs W. Stampfli and the              Filed herewith.
              Company, effective as of January 1, 2000

   10.35      Terms of  Employment  between  Keith L.  Lampert and              Filed herewith.
              the Company, effective as of January 1, 2000

   10.36      Form of Supplemental Executive Retirement Plan and                Incorporated by reference to the Company's
              Agreement, dated as of April 19, 2000, between the                annual report on Form 10-K for the year ended
              Company and each of certain executive officers                    July 1, 2000.

   10.37      Form of Amendment to the Supplemental Executive                   Filed herewith.
              Retirement Plan and Agreement, dated as of April
              19, 2000, between the Company and each of certain
              executive officers




   10.38      Lease Agreement, undated between Prologis Trust, a                Incorporated by reference to the Company's
              Maryland real estate investment trust, and the                    quarterly report on Form 10-Q for the quarter
              Company                                                           ended January 2, 1999.

   10.39      Lease Agreement, dated as of August 12, 1998,                     Incorporated by reference to the Company's
              between CarrAmerica Realty Corp. and the Company                  quarterly report on Form 10-Q for the quarter
                                                                                ended January 2, 1999.

   10.40      First Amendment, dated October 12, 1999, to Lease                 Incorporated by reference to the Company's
              dated as of August 12, 1998, between CarrAmerica                  quarterly report on Form 10-Q for the quarter
              Realty Corp. and the Company                                      ended October 2, 1999.

   10.41      Second Amendment, dated January 3, 2000, to Lease                 Incorporated by reference to the Company's
              dated as of August 12, 1998, between CarrAmerica                  annual report on Form 10-K for the year ended
              Realty Corp. and the Company                                      July 1, 2000.

   21         Subsidiaries of the Company                                       Incorporated by reference to the Company's
                                                                                annual report on Form 10-K for the year ended
                                                                                July 1, 2000.

   23         Consent of Independent Certified Public                           Filed herewith.
              Accountants


The Financial Statement Schedules required to be filed pursuant to this Item 14(d) are listed above.

(b) Reports on Form 8-K.

On April 2, 2001, the Company filed a report under Item 5 - Other Events on Form 8-K reporting the arbitrator's March 19, 2001 award and opinion in the action between the Company and Jack C. Benun.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CONCORD CAMERA CORP.


Date:  September 28, 2001.                  By: /s/ Ira B. Lampert
                                                -------------------------------
                                                Ira B. Lampert, Chairman, Chief
                                                Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Name                                     Capacity                                               Date
----                                     --------                                               ----

/s/ Ira B. Lampert
-------------------------------          Chairman of the Board, Chief                    September 28, 2001
Ira B. Lampert                           Executive Officer and President
                                         (Principal Executive Officer)

/s/ Harlan I. Press
--------------------------------         Vice President and Treasurer                    September 28, 2001
Harlan I. Press                          (Principal Financial Officer
                                         and Principal Accounting
                                         Officer)

/s/ Ronald S. Cooper
---------------------------------        Director                                        September 28, 2001
Ronald S. Cooper

/s/ Morris H. Gindi
---------------------------------        Director                                        September 28, 2001
Morris H. Gindi

/s/ J. David Hakman
---------------------------------        Director                                        September 28, 2001
J. David Hakman

/s/ William J. Lloyd
---------------------------------        Director                                        September 28, 2001
William J. Lloyd

/s/ William J. O'Neill, Jr.
---------------------------------        Director                                        September 28, 2001
William J. O'Neill, Jr.



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Concord Camera Corp.

We have audited the accompanying consolidated balance sheets of Concord Camera Corp. and subsidiaries as of June 30, 2001 and July 1, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concord Camera Corp. and subsidiaries as of June 30, 2001 and July 1, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                     Ernst & Young LLP


Miami, Florida
July 25, 2001,
except for Note 18, as to which the date is August 28, 2001

Concord Camera Corp. and Subsidiaries
Consolidated Balance Sheets




                                                                 June 30, 2001             July 1, 2000
                                                                 -------------             ------------
                               Assets
Current Assets:
     Cash and cash equivalents                                  $  57,474,828            $   24,390,294
     Short-term investments                                        49,869,567                         -
     Accounts receivable, net                                      25,253,614                33,570,047
     Inventories                                                   30,766,198                31,603,147
     Prepaid expenses and other current assets                      4,128,858                 7,374,719
                                                                -------------            --------------
                  Total current assets                            167,493,065                96,938,207
Property, plant and equipment, net                                 24,396,407                22,810,021
Goodwill, net                                                       3,720,528                 3,561,770
Other assets                                                       18,055,713                10,693,442
                                                                -------------            --------------
Total assets                                                    $ 213,665,713            $  134,003,440
                                                                =============            ==============

            Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable                                           $  17,991,337            $   25,510,625
     Accrued expenses                                              14,437,104                12,788,653
     Short-term debt                                                        -                 2,190,263
     Current portion of obligations under capital leases              503,547                 1,252,967
     Income taxes payable                                           1,010,066                 2,024,157
     Other current liabilities                                      2,547,719                   571,706
                                                                -------------            --------------
                  Total current liabilities                        36,489,773                44,338,371
Senior notes                                                       14,912,501                14,891,071
Obligations under capital leases, net of current portion                    -                 1,221,128
Other long-term liabilities                                         7,926,290                 7,262,903
                                                                -------------            --------------
Total liabilities                                                  59,328,564                67,713,473
Commitments and contingencies
Stockholders' Equity:
     Blank check preferred stock, no par value,
        1,000,000 shares authorized, none issued                            -                         -
     Common stock, no par value, 100,000,000 shares
         authorized; 28,911,734 and 23,825,734 shares
         issued as of June 30, 2001 and July 1, 2000,
         respectively                                             140,255,065                42,145,256
     Paid-in capital                                                4,321,856                 2,625,828
     Retained earnings                                             13,914,908                25,685,258
     Notes receivable arising from common stock purchase
       agreements                                                     (17,542)                  (29,237)
                                                                -------------            --------------
                                                                  158,474,287                70,427,105
Less: treasury stock, at cost, 1,542,526 shares                    (4,137,138)               (4,137,138)
                                                                -------------            --------------
Total stockholders' equity                                        154,337,149                66,289,967
                                                                -------------            --------------
Total liabilities and stockholders' equity                      $ 213,665,713            $  134,003,440
                                                                =============            ==============

  See accompanying notes.

Concord Camera Corp. and Subsidiaries
Consolidated Statements of Operations



                                                                                Year Ended
                                                                                ----------
                                                              June 30, 2001     July 1, 2000      July 3, 1999
                                                              -------------     ------------      ------------
Net sales                                                    $  183,412,647    $ 173,158,034      $118,418,074
Cost of products sold                                           152,597,558      126,147,774        86,664,126
                                                             --------------    -------------      ------------

Gross profit                                                     30,815,089       47,010,260        31,753,948

Selling expenses                                                 11,500,108       11,143,074         7,922,140

General and administrative expenses                              33,314,782       16,633,210        12,215,870

Terminated acquisition costs                                        800,207                -                 -

Interest expense                                                  2,792,616        3,268,560         3,454,717

Other income, net                                                (4,891,425)        (881,762)         (440,872)
                                                             --------------    -------------      ------------
(Loss) income  before income taxes                              (12,701,199)      16,847,178         8,602,093

(Benefit) provision  for income taxes                              (930,849)      (2,751,389)          893,187
                                                             --------------    -------------      ------------

Net (loss) income                                              ($11,770,350)    $ 19,598,567       $ 7,708,906
                                                             ==============     ============       ===========

Basic (loss) earnings per share                                      ($0.45)           $0.89             $0.35
                                                             ==============    =============      ============

Diluted (loss) earnings per share                                    ($0.45)           $0.81             $0.33
                                                             ==============    =============      ============

Weighted average
   common shares outstanding-basic                               25,991,868       21,989,381        21,980,790

Effect of dilutive securities-stock options                               -        2,324,087         1,177,456
                                                             --------------    -------------      ------------
Weighted average
   common shares outstanding-diluted                             25,991,868       24,313,468        23,158,246
                                                             ==============    =============      ============



See accompanying notes.

Concord Camera Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity



                                                                             Notes receivable
                                         Common Stock             Retained     arising from
                                         ------------             Earnings     common stock     Treasury Stock
                               Issued     Stated      Paid-in-  (Accumulated     purchase      -----------------
                               Shares     Value        Capital     Deficit)     agreements      Shares      Cost          Total
                               ------     ------      --------  ------------ ---------------    ------      ----         ------
Balance as of June 30, 1998  22,428,902 $40,094,559    $850,786  ($1,622,215)    ($2,765,463)     127,106  ($452,919)   $36,104,748

Exercise of stock options
  and warrants                  830,282   1,022,776           -            -               -            -          -      1,022,776

Interest on notes receivable
  arising from common stock
  purchase agreements                 -           -           -            -        (142,400)           -          -       (142,400)

Officers' note forgiven
  on stock purchases                  -           -           -            -         744,321            -          -        744,321

Purchase of treasury stock,
  at cost                             -           -           -            -               -    1,224,620  (2,925,593)   (2,925,593)

Compensation expense on
  stock options                       -           -     182,767            -               -            -           -       182,767

Net income                                        -           -    7,708,906               -            -           -     7,708,906
                             ------------------------------------------------------------------------------------------------------

Balance as of July 3, 1999   23,259,184   41,117,335  1,033,553    6,086,691     (2,163,542)    1,351,726 (3,378,512)    42,695,525

Exercise of stock options
  and warrants                  566,550    1,027,921          -            -              -             -          -      1,027,921

Interest on notes receivable
  arising from common stock
  purchase agreements                 -            -          -            -        (85,190)            -          -        (85,190)

Officers' note forgiven
  on stock purchases                  -            -          -            -        452,965             -          -        452,965

Officers' notes paid on
  stock purchases                     -            -          -            -      1,766,530             -          -      1,766,530

Purchase of treasury stock,
  at cost                             -            -          -            -              -       190,800   (758,626)      (758,626)

Stock option issuance related
   to non-employees                   -            -  1,592,275            -              -             -          -      1,592,275

Net income                                         -          -   19,598,567              -             -          -     19,598,567
                             ------------------------------------------------------------------------------------------------------

Balance as of July 1, 2000   23,825,734   42,145,256  2,625,828   25,685,258        (29,237)    1,542,526 (4,137,138)    66,289,967

Issuance of common stock,
  net                         4,485,000   96,881,243                                                                     96,881,243

Exercise of stock options
  and warrants                  601,000    1,228,566          -            -              -             -           -     1,228,566

Income tax benefit from
  stock options exercised                             1,696,028                                                           1,696,028

Interest on notes receivable
  arising from common stock
  purchase agreements                 -            -          -            -         (1,754)            -           -        (1,754)

Officers' note forgiven
  on stock purchases                  -            -          -            -         13,449             -           -        13,449

Net loss                                           -          -  (11,770,350)             -             -           -   (11,770,350)
                             ------------------------------------------------------------------------------------------------------

Balance as of June 30,
  2001                       28,911,734 $140,255,065 $4,321,856  $13,914,908       ($17,542)    1,542,526 ($4,137,138) $154,337,149
                             ======================================================================================================


See accompanying notes.

Concord Camera Corp. and Subsidiaries
Consolidated Statements of Cash Flows


                                                                                    Year Ended
                                                                      -----------------------------------------
                                                                      June 30,         July 1,          July 3,
                                                                          2001           2000             1999
                                                                      --------         -------          -------
Cash flows from operating activities:
Net (loss) income                                                ($ 11,770,350)    $ 19,598,567      $ 7,708,906
 Adjustments to reconcile net (loss) income
   to net cash (used in) provided by operating activities:
       Depreciation and amortization                                 5,737,190        4,639,724        4,233,446
       Officers' notes forgiven on stock purchases                      13,449          452,965          744,321
       Interest income on notes receivable arising from
         common stock agreements                                        (1,754)         (85,190)        (142,400)
       Deferred income taxes                                         2,504,873       (4,232,389)         159,531
       Non-cash compensation expense on stock options                  401,363          220,193          182,767
     Write-off of uncollectible receivable                          15,800,000                -                -
     Write-down of inventory                                         4,714,000                -                -
     Restructuring reserve                                           1,400,000                -                -
     Changes in operating assets and liabilities:
       Accounts receivable                                          (7,483,565)     (15,297,718)       1,689,205
       Inventories                                                  (3,877,052)     (10,982,591)         838,039
       Prepaid expenses and other current assets                     3,245,861       (3,222,708)         833,729
       Other assets                                                 (4,885,763)      (3,216,104)      (2,256,699)
       Accounts payable                                             (7,519,288)       9,286,087        2,010,781
       Accrued expenses                                                248,450        7,802,864          567,185
       Income taxes payable                                         (1,014,091)       1,128,015          516,481
       Other current liabilities                                      (360,915)         383,649          (36,723)
       Other long-term liabilities                                    (593,106)       3,185,488          470,679
                                                                      --------     ------------          -------
        Net cash (used in) provided by operating activities         (3,440,698)       9,660,852       17,519,248
                                                                    ----------      -----------       ----------
Cash flows from investing activities:
    Purchases of property, plant and equipment                      (7,488,077)      (7,792,029)      (6,166,331)
                                                                    ----------      -----------     ------------
        Net cash used in investing activities                       (7,488,077)      (7,792,029)      (6,166,331)
                                                                    ----------       -----------    -------------
Cash flows from financing activities:
    Purchases of short-term investments                            (49,869,567)               -                -
    Net repayments under short-term debt agreements                 (2,190,264)      (5,898,638)      (2,733,111)
    Repayments under long-term debt agreements                               -       (2,100,000)        (396,460)
    Proceeds from issuance of senior notes                                   -                -       14,850,000
    Net principal (repayments) borrowings under capital
      lease obligations                                             (2,036,669)      (2,222,477)       2,416,533
    Purchases of treasury stock                                              -         (758,626)      (2,925,593)
    Proceeds from notes receivable arising from common
      stock purchase agreements                                              -        1,766,530                -
    Net proceeds from issuance of common stock                      98,109,809        1,027,921        1,022,776
                                                                    ----------    ------------- ----------------
        Net cash provided by (used in) financing activities         44,013,309       (8,185,290)      12,234,145
                                                                    ----------        ---------       ----------
Net increase (decrease) in cash and cash equivalents                33,084,534       (6,316,467)      23,587,062
Cash and cash equivalents at beginning of the year                  24,390,294       30,706,761        7,119,699
                                                                  ------------       ----------        ---------

Cash and cash equivalents at end of the year                       $57,474,828     $ 24,390,294      $30,706,761
                                                                   ===========     ============      ===========

Supplemental disclosure of cash flow information (see
  Note 1 for non-cash disclosure):
Cash paid for interest                                              $2,217,000       $2,768,000       $3,048,000
                                                                    ==========       ==========       ==========
Cash paid for income taxes                                          $1,523,000         $819,000          $15,000
                                                                    ==========         ========          =======



See accompanying notes.

CONCORD CAMERA CORP. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Concord Camera Corp. ("Concord") and its wholly-owned subsidiaries, Concord Camera HK Limited ("Concord HK"), a Hong Kong corporation, Concord Camera GmbH ("Concord GmbH"), Concord Camera (Europe) Limited (formerly Concord Camera UK Ltd.) ("Concord UK"), Goldline (Europe) Limited ("Goldline"), Concord-Keystone Sales Corp. ("Concord Keystone"), Concord Holding Corp. ("Concord Holding"), Concord Camera Illinois Corp. ("Concord Canada"), Concord Camera (Panama) Corp. ("Concord Panama"), Concord Camera (Hungary) ("Concord Hungary") and Concord Camera France SARL ("Concord France") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.


Nature of Business

The Company is engaged in the design, development, manufacture, marketing and worldwide distribution of image capture products and related accessories. Substantially all of the Company's products are assembled in the People's Republic of China ("PRC"). As a result, the Company's operations could be adversely affected by political instability in the PRC. Consolidated net sales to the Company's three largest customers during the fiscal year ended June 30, 2001 ("Fiscal 2001"), July 1, 2000 ("Fiscal 2000"), and July 3, 1999 ("Fiscal
1999") amounted to approximately $74,684,000 (40.7%), $102,510,000 (59.2%), and
$68,105,000 (57.5%), respectively. Specifically, the consolidated sales to the Company's three largest customers, KB Gear Interactive, Inc. ("KB Gear"), Walgreen Co. ("Walgreens"), and Eastman Kodak Company ("Kodak") in Fiscal 2001 amounted to approximately $26,216,000 (14.3%), $25,854,000 (14.1%) and
$22,614,000 (12.3%), respectively. During the fourth quarter of Fiscal 2001, the Company incurred a bad debt write-off of approximately $15,800,000, which represented the outstanding accounts receivable balance of KB Gear. The Company is no longer designing, developing or manufacturing products for, or selling products to, KB Gear. (See Note 2). In Fiscal 2000, consolidated sales to the Company's three largest customers, Polaroid Corporation ("Polaroid"), Kodak and Agfa Gevaert AG ("Agfa") amounted to approximately $43,463,000 (25.1%), $38,787,000 (22.4%) and $20,259,000 (11.7%), respectively. In Fiscal 1999, consolidated sales to the Company's three largest customers, Kodak, Polaroid and Agfa, amounted to approximately $36,111,000 (30.5%), $17,718,000 (15.0%) and
$14,276,000 (12.1%), respectively. The Company believes that the loss of any of these customers would have a material adverse effect on the Company as a whole. No other customer accounted for 10% or more of consolidated net sales during Fiscal 2001, Fiscal 2000 or Fiscal 1999.

Beginning in Fiscal 1999, the Company changed its fiscal year end to end on the Saturday closest to June 30. Prior to Fiscal 1999, the Company's fiscal year was the twelve-month period ending June 30. Accordingly, for Fiscal 2001, Fiscal 2000 and Fiscal 1999, the year-end was on June 30, 2001, July 1, 2000, and July 3, 1999, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Short-term Investments

The Company accounts for marketable securities in accordance with the provisions of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), which requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturities securities. The Company did not have any investments classified as trading securities or available-for-sale securities. The Company's investment in debt securities, all of which mature in six months or less, are held to maturity and valued at amortized cost, which approximates fair market value. The aggregate fair market value at June 30, 2001 approximates the carrying value due to the short maturity, and was approximately $49,870,000 and consists entirely of U.S. government agency backed securities. The average yield of these securities at June 30, 2001 was 3.83%.

Inventories

Inventories, which consist mostly of raw materials, are stated at the lower of cost or market value and are determined on a first-in, first-out basis. Components of inventory cost include materials, labor, and manufacturing overhead. Inventories are comprised of the following:

                                              June 30,                July 1,
                                                2001                   2000
                                             --------                  ----

        Raw material and components        $23,987,935              $22,116,287
        Finished goods                       6,778,263                9,486,860
                                           -----------              -----------
                                           $30,766,198              $31,603,147
                                           ===========              ===========



Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed by use of the straight-line method over the estimated useful lives of the respective assets. Small tools and accessories used in production in the PRC are charged to operations when purchased. Leasehold costs and improvements are amortized on a straight-line basis over the term of the lease or their estimated useful lives, whichever is shorter. Depreciation expense for Fiscal 2001, Fiscal 2000 and Fiscal 1999 was approximately $4,561,000, $3,643,000 and $3,258,000, respectively. Amortization of assets recorded under capital leases is included in depreciation and amortization expense.


                                                               Useful Lives
                    Asset Class                                  (in years)
                    -----------                                ------------

Buildings, including buildings under capital lease                  5-50

Equipment, including equipment under capital lease                  4-10
Office furniture and equipment                                      3-8
Automobiles                                                         4-7


Goodwill

Under current accounting guidance, cost in excess of net assets acquired (goodwill) is being amortized on a straight-line basis over periods ranging from fifteen to twenty years. The carrying value of goodwill is reviewed by the Company's management if the facts and circumstances suggest that it may be impaired. If this review indicates that these costs will not be recoverable, as determined based on the expected undiscounted cash flows of the entity to which the goodwill is associated over the remaining amortization period, the carrying value of goodwill would be reduced by the estimated shortfall of cash flows. Accumulated amortization at June 30, 2001 and July 1, 2000 was approximately $2,680,736 and $2,389,705, respectively.

Impairment of Long-Lived Assets

In accordance with the Financial Accounting Standards Board ("FASB"), Statement of Financial Accounting Standards ("SFAS"), No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company records impairment losses when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. No impairment indicators were noted for Fiscal 2001, Fiscal 2000 or Fiscal 1999.

Other Assets

Other assets include deferred finance costs, patents, trademarks and licensing costs, deferred compensation, net deferred tax assets, and other non-current assets. Trademarks, patents, licensing fees and deferred finance costs are amortized on a straight-line basis over their estimated useful lives as follows:
Patents, trademarks and license fees (5-20 years), and deferred finance costs (7 years). Gross amounts at June 30, 2001 and July 1, 2000 for patents, trademarks and licenses were $8,547,072 and $4,449,670, respectively. The associated accumulated amortization at June 30, 2001 and July 1, 2000 were $2,981,449 and $2,424,937, respectively. The increase in patents, trademarks and licenses was primarily related to the Company entering into agreements regarding the licensing of certain patents and trademarks and recording them at the present value of the future payments due under such agreements. A corresponding liability was also recorded and included in other long-term liabilities in the accompanying balance sheet at June 30, 2001. The increases to other assets and other long-term liabilities related to such agreements were non-cash items and accordingly not reflected in the accompanying statement of cash flows for Fiscal 2001. Other assets are comprised of the following:


                                                   June 30,           July 1,
                                                    2001              2000
                                                    ----              ----

Deferred finance costs, net                    $     589,597      $      695,223
Patents, trademarks and licenses, net              5,565,623           2,024,733
Deferred compensation                              5,944,929           5,580,270
Deferred tax asset, net                            5,719,369           1,583,971
Other                                                236,195             809,245
                                               -------------      --------------
                                               $  18,055,713      $   10,693,442
                                               =============      ==============

Revenue Recognition

Revenues are recognized when title and risk of loss are transferred to customers, which is generally when the product is shipped to a customer.

Advertising

Advertising costs are expensed as incurred and included in selling expenses. Advertising allowances and other discounts totaled approximately $888,000, $688,000, and $464,000 for Fiscal 2001, Fiscal 2000 and Fiscal 1999,
respectively.

Foreign Currency Transactions

The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, German Mark, British Pound Sterling, French Franc and Japanese Yen. Each of the Company's foreign subsidiaries purchases its inventories in U.S. Dollars and has the majority of its sales in U.S. dollars. Accordingly, the U.S. dollar is the functional currency. Certain sales to customers and purchases of certain components to manufacture cameras are made in local currency including Japanese Yen, thereby creating an exposure to fluctuations in foreign currency exchange rates. The translation from the applicable currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains or losses resulting from foreign currency transactions and remeasurement are included in "Other (income) expense, net" in the accompanying consolidated statements of income. For Fiscal 2001, Fiscal 2000 and Fiscal 1999 included in other income, net in the accompanying consolidated statements of operations are approximately ($348,000), $143,000, and $432,000, respectively, of net foreign currency (gains) losses.

Hedging Activities

During Fiscal 2001, Fiscal 2000 and Fiscal 1999 the Company had no forward exchange contracts outstanding and did not participate in any other type of hedging activities.

Income Taxes

The provision (benefit) for taxes is based on the consolidated United States entities' and individual foreign companies' estimated tax rates for the applicable year. Deferred taxes are determined utilizing the asset and liability method based on the difference between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred income tax provisions and benefits are based on the changes in the net deferred tax asset or liability from period to period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated in accordance with SFAS No. 128, Earnings per Share. All applicable earnings (loss) per share amounts have been presented to conform to the SFAS 128 requirements. In Fiscal 2001, dilutive securities comprised of options to purchase 2,439,448 shares of Common Stock were not included in the calculation of diluted loss per share because their impact was antidilutive. On April 14, 2000, the Company effected a two-for-one stock split of its Common Stock through a stock dividend to shareholders of record on March 27, 2000. Accordingly, share and per-share data for all periods presented in the accompanying consolidated financial statements have been restated to reflect the stock split.

Stock Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock-based transactions and has complied with the disclosure requirement of SFAS 123. (See note 9.) Under APB 25, compensation expense is calculated at the time of option grant based upon the difference between the exercise price of the option and the fair market value of the Company's common stock at the date of grant recognized over the vesting period.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impact of Recently Issued Accounting Standards

Effective July 2, 2001 the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities and will require the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Because the Company currently holds no derivative instruments and does not engage in hedging activities, the adoption of SFAS No. 133 will not have a significant effect on the financial position, results of operations or cash flows of the Company.

The Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements, which became effective in the fourth quarter of Fiscal 2001. Management determined that SAB 101 had no material impact on the Company's results from operations.

Emerging Issues Task Force ("EITF") Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, requires that amounts billed to a customer related to shipping and handling be classified as revenue, and allows companies to adopt a policy of including shipping and handling costs in cost of sales or another income statement line item. The Company adopted EITF Issue No. 00-10 in Fiscal 2001, and consistent with prior practice, reports the costs of shipping and handling billed to customers as part of sales.

EITF Issue No. 00-14, Accounting for Certain Sales Incentives, addresses the recognition, measurement and income statement classification for certain sales incentives offered voluntarily by a vendor, without charge to a customer. Concord adopted EITF Issue No. 00-14 in Fiscal 2001. The impact of adoption did not have a significant impact on the Company's financial position or its results of operations.

EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer, addresses the income statement classification of consideration between a vendor and a retailer. Although management is still assessing the impact this EITF will have on its consolidated financial statements, it believes that the adoption of EITF No. 00-25 may result in lower gross margins and lower selling expenses as certain variable selling expenses which have been historically classified as operating expenses will be reclassified as a reduction of revenues. The Company expects to adopt EITF 00-25 in Fiscal 2002.

On June 29, 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001, and eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful live will continue to be amortized. The amortization provisions apply to goodwill and other intangible assets acquired after June 30, 2001. Goodwill and other intangible assets acquired prior to June 30, 2001 will be effected upon adoption. The Company will adopt SFAS No. 142 effective July 1, 2001, which will require the Company to cease amortization of its remaining net goodwill balance and to perform an impairment test of its existing goodwill based on a fair value concept. Although management is still reviewing the provisions of these Statements, it is management's preliminary assessment that goodwill impairment will not result upon adoption.

NOTE 2 - RESTRUCTURING INITIATIVES AND OTHER CHARGES

The Company announced a restructuring and cost containment initiative ("Restructuring Initiative") in the fourth quarter of Fiscal 2001 to improve its competitiveness and operating efficiency and to reduce its cost structure. The Restructuring Initiative, which is expected to be fully implemented by the end of Fiscal 2002, consists of facilities consolidation, the shut down of the Company's single use camera short run labeling facility in the United States, and the reduction of the worldwide workforce (outside of the PRC) by approximately 71 employees primarily employed in manufacturing, engineering, sales and marketing and administration functions. The Company has also reduced its manufacturing workforce in the PRC by approximately 2,000 workers. Costs for the Restructuring Initiative were approximately $1,400,000, which was comprised of approximately $400,000 related to the shut down of facilities and approximately $1,000,000 related to personnel termination costs. Included in accrued expenses in the accompanying consolidated balance sheet at June 30, 2001 was approximately $1,400,000 related to the Restructuring Initiative. Included in the accompanying consolidated statement of operations for Fiscal 2001 under costs of products sold and general and administrative expenses were approximately $500,000 and $900,000, respectively related to the Restructuring Initiative.

During the fourth quarter of Fiscal 2001, the Company recognized a bad debt write-off of approximately $15,800,000, and an inventory write-down of approximately $2,714,000. Both of these charges related to KB Gear and were included in general and administrative expense and cost of sales, respectively, in the accompanying statements of operations for Fiscal 2001. The Company recorded an additional $2,000,000 inventory provision in the fourth quarter of Fiscal 2001 related to inventory being written down to the lower of cost or market value. These costs were included in the cost of products sold in the accompanying consolidated statement of operations for Fiscal 2001.

NOTE 3 - TERMINATED ACQUISITON COSTS

Terminated acquisition costs of approximately $800,000 for Fiscal 2001 were related to a proposed acquisition that was not consummated. Negotiations regarding this acquisition were terminated in September, 2000.

NOTE 4 - ACCOUNTS RECEIVABLE:

Accounts receivable consist of the following:


                                               June 30,           July 1,
                                                 2001               2000
                                               --------             ----
Trade accounts receivable                     $25,956,441         $33,994,931
Less: Allowances for doubtful
      accounts, discounts and allowances         (702,827)           (424,884)
                                              -----------         ------------
                                              $25,253,614         $33,570,047
                                              ===========         ============

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:


                                                                   June 30,           July 1,
                                                                      2001              2000
                                                                      ----              ----
  Buildings, including buildings under capital lease                $  7,318,539     $  7,439,520
  Equipment, including equipment under capital lease                  27,685,170       24,447,583
  Office furniture and equipment                                      10,326,834        8,537,289
  Automobiles                                                            458,370          373,916
  Leasehold improvements                                               4,864,431        4,038,720
                                                                       ---------         --------
                                                                      50,653,344       44,837,028
  Less: Accumulated depreciation and amortization                    (26,256,937)     (22,027,007)
                                                                      ----------       ----------
                                                                     $24,396,407      $22,810,021
                                                                      ==========       ==========


  NOTE 6 -- SHORT-TERM DEBT:

  Short-term debt is comprised of the following:



                                                                     June 30,           July 1,
                                                                        2001              2000
                                                                     --------           --------

  Hong Kong Credit Facilities                                  $               -       $1,495,212

  United Kingdom Credit Facility                                               -          695,051

  United States Credit Facilities                                              -                -
                                                               -----------------       ----------
                                                                $              -       $2,190,263
                                                                ================       ==========


Hong Kong Credit Facilities

A Company subsidiary, Concord Camera HK Limited ("Concord HK") has various revolving credit facilities in place providing an aggregate of approximately $33,500,000 in borrowing capacity. Certain of the revolving credit facilities are denominated in Hong Kong dollars. Since 1983 the Hong Kong dollar has been pegged to the US dollar. The revolving credit facilities are comprised of 1) an approximate $11,000,000 Import Facility, 2) an approximate $2,600,000 Packing Credit and Export Facility, 3) an approximate $1,900,000 Foreign Exchange Facility and 4) an $18,000,000 Accounts Receivable Financing Facility. The $18,000,000 Accounts Receivable Financing Facility is secured by certain accounts receivables of Concord HK and guaranteed by the Company. A significant portion of the remaining $15,500,000 of borrowing capacity is also guaranteed by the Company. Availability under the Accounts Receivable Financing Facility is subject to advance formulas based on Eligible Accounts Receivable and all the credit facilities are subject to certain financial ratios and covenants. Additionally, the Hong Kong Credit Facilities bear interest at 0.5% above the Hong Kong prime-lending rate. At June 30, 2001 no amounts were outstanding under these facilities.

United Kingdom Credit Facility

A United Kingdom subsidiary of the Company has a revolving credit facility in place which provides approximately $1,000,000 of borrowing capacity. The facility is secured by substantially all of the assets of the subsidiary, and is principally utilized for working capital needs and bears interest at 1.5% above the UK prime lending rate. There were no amounts outstanding under the facility as of June 30, 2001.

United States Credit Facilities

Concord Camera Corp. and a U.S. subsidiary, Concord Keystone Sales Corp., each entered into credit facilities (collectively, the "US Facilities") with lenders that provide Concord Keystone Sales Corp. and Concord Camera Corp. with up to $5,000,000 and $2,500,000, respectively, of unsecured working capital. The US Facilities bear interest at 1.75% above London Interbank Offer Rate ("LIBOR"). No amounts were outstanding under the US Facilities at June 30, 2001.

There were no short-term borrowings outstanding at June 30, 2001. The weighted average interest rate on the Company's short-term borrowings was approximately 10.6% at July 1, 2000.

NOTE 7 -- SENIOR NOTES:

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

The Senior Notes contain certain financial and operational covenants and customary events of default, including, among others, payment defaults and default in the performance of other covenants, breach of representations or warranties, cross-default to other indebtedness, certain bankruptcy or ERISA defaults, the entry of certain judgments against the Company or any subsidiary, and any security interest or guarantees that cease to be in effect. If the Company were to redeem the Senior Notes prior to their maturity, payment of an early redemption fee, the outstanding principal amount and accrued and unpaid interest on the Senior Notes would be required. At June 30, 2001, the early redemption fee was 5% of the outstanding principal. The fee decreases to 3%, 1% and 0% on July 16, 2001, July 16, 2002 and July 16, 2003, respectively. As of June 30, 2001 and July 1, 2000 the outstanding balance of the Senior Notes was $14,912,501 and $14,891,071, respectively.

NOTE 8 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and short-term debt approximate fair value because of their short duration to maturity. The carrying amount of the Company's Senior Notes approximate fair value at June 30, 2001 and at July 1, 2000. The fair value is estimated based on the quoted market prices for the same issues or on current rates offered to the Company for debt with the same remaining maturities. Because judgment is required in interpreting market data to develop estimates of fair value, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies may be material to the estimated fair value amounts.

NOTE 9 - SHAREHOLDERS' EQUITY:

On April 14, 2000, the Company effected a two-for-one stock split of its Common Stock through a stock dividend to shareholders of record on March 27, 2000. Accordingly, share and per-share data for all periods presented in the accompanying consolidated financial statements have been restated to reflect the stock split.

In the fourth quarter of Fiscal 2000, the Board of Directors of the Company authorized the Company to issue up to 1,000,000 shares of blank check preferred stock. Such shares of preferred stock will have such rights and preferences as are determined by the Board of Directors. There were no preferred shares issued or outstanding as of June 30, 2001.

On September 26, 2000, the Company sold, pursuant to an underwritten public offering, 3,900,000 shares of its Common Stock at a price of $23.00 per share. Pursuant to an over-allotment option granted to the underwriters, the Company sold an additional 585,000 shares of Common Stock on October 3, 2000 at a price of $23.00 per share. The net proceeds of the offering to the Company were approximately $96,881,000, after offering costs and underwriting fees of approximately $6,274,000. These proceeds have been used, or have been intended, to repay outstanding indebtedness including capital leases, for capital expenditures and for general corporate and strategic purposes, including working capital and investments in new technologies, product lines and complementary businesses.

The Company's Incentive Plan permits the Compensation Committee of the Company's Board of Directors to grant a variety of common stock awards and provides for a formula plan for annual grants to non-employee directors. The maximum number of shares of common stock available for awards under the Incentive Plan is 6,000,000.

Stock option activity is as follows:

                                              Incentive Plan                             Individual Plans
                                              --------------                             ----------------
                                  Number of Shares   Option price per share    Number of Shares   Option price per share
                                  ----------------   ----------------------    ----------------   ----------------------
Outstanding at June 30, 1998            2,496,976          $0.88 - $4.50            1,671,500           $0.92 - $2.94
                                  ================   ===================       ==============         ===============
Canceled                                   (1,000)                 $1.50              (40,500)          $1.00 - $1.50
Granted                                   157,000          $1.63 - $3.07               72,000           $1.99 - $3.13
Exercised                                (302,680)         $0.88 - $2.00             (518,668)          $1.00 - $1.50
Outstanding at June 30, 1998            2,350,296          $0.88 - $3.07            1,184,332           $0.92 - $3.13
                                  ================   ===================       ==============         ===============
Canceled                                  (29,326)         $1.00 - $4.50              (64,000)         $2.50 - $13.03
Granted                                 1,306,874         $2.75 - $22.19              287,500          $4.31 - $15.75
Exercised                                (296,796)         $0.88 - $4.06             (227,400)          $0.92 - $3.13
Outstanding at June 30, 1998            3,331,048         $0.88 - $22.19            1,180,432          $1.00 - $15.75
                                  ================   ===================       ==============         ===============
Canceled                                 (200,000)                $22.19              (60,834)         $4.81 - $11.50
Granted                                   269,500         $6.59 - $23.25              317,500          $6.75 - $25.44
Exercised                                (202,000)         $0.91 - $2.75             (277,600)          $1.00 - $6.44
Outstanding at June 30, 1998            3,198,548         $0.88 - $23.25            1,159,498          $1.00 - $25.44
                                  ================   ===================       ==============         ===============

At June 30, 2001, 593,826 shares were available for future grants under the Incentive Plan, and there were 2,333,709 options exercisable with exercise prices ranging from $0.88 to $23.25. The weighted average exercise price was $8.25 and the weighted average remaining contractual life was 6 years. The Company, from time to time, will grant stock options to certain individuals as part of an "individual employee stock option plan" as an inducement to employment. These grants are not considered part of the Incentive Plan. As of June 30, 2001 there were 1,159,498 stock options outstanding under "individual employee stock option plans" with exercise prices ranging from $0.92 to $25.44. The weighted average exercise price was $7.32 and the weighted average remaining contractual life was 6 years. There were a total of 752,996 stock options exercisable at June 30, 2001 with exercise prices ranging from $0.92 to $22.19.

As of June 30, 2001, a total of 4,358,046 shares of Common Stock were reserved for issuance under both the Incentive Plan and "individual employee stock option plans."

The Company accounts for its stock option plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. On October 22, 1998, the Board of Directors approved the extension of the expiration date of certain option grants to certain non-employee directors to January 31, 2004. Compensation expense recognized by the Company related to this modification amounted to $182,767 for the Fiscal 1999. Additionally, as of July 18, 2001, the Board of Directors approved extending the expiration dates of the outstanding options held by certain former directors.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock Issued to Employees", and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for the three years ended June 30, 2001:

         Expected dividend yield 0% for all three periods. Expected life of the options within a range of 3 to 10 years. Risk free interest rates within a range of 3.5%, 4.6% to 6.2% and a volatility factor of the Company's common stock of 1.653, .749, and .716 for Fiscal 2001, 2000 and 1999, respectively.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The Company has determined the weighted average fair value per share of options granted during Fiscal 2001, 2000, and 1999 to be $6.51, $7.67, and $1.65, respectively.

For the purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options vesting period. The Company's pro forma information is as follows:



                                                                                    Fiscal Year
                                                                      ----------------------------------------
                                                                      2001              2000              1999
                                                                      ----              ----              ----
Pro forma net (loss) income                                     $(16,804,811)        $18,378,198       $7,328,297
                                                                ============         ===========       ==========

Pro forma basic net (loss) income per share                     $      (0.65)        $      0.84        $    0.33
                                                                ============         ===========        =========
Pro forma diluted net (loss) income per share                   $      (0.65)        $      0.76        $    0.32
                                                                ============         ===========        =========

On August 23, 1995, the Compensation Committee of the Board approved stock purchase awards under the Management Equity Provisions of the Company's Incentive Plan pursuant to which 1,000,000 shares of Common Stock were made available for purchase by senior management of the Company at a price per share equal to $2.6875 per share (the closing price of the Common Stock on August 23, 1995, as adjusted for the two-for-one stock split effective on April 14, 2000) pursuant to binding commitments to be made by such persons by August 31, 1995. The Company received commitments for the purchase of 888,000 shares (the "Purchased Shares"). Each purchaser was also granted the right to receive a contingent restricted stock award covering a number of shares equal to the number of shares he had purchased based upon attainment of increases in shareholder value in accordance with the Incentive Plan. If issued, such contingent restricted shares were to vest over a three-year period and were subject to forfeiture prior to vesting under certain conditions.

In November 1995, members of the Company's senior management entered into purchase agreements (the "Purchase Agreements") for the Purchased Shares. Pursuant to the Purchase Agreements, each purchaser executed a full recourse note for the purchase price of such shares (each a "Note"; collectively, the "Notes") and pledged the Purchased Shares as security for the payment of the Note. The Notes bear interest at an annual rate of 6%. Concurrently with the execution of their respective Purchase Agreements and Notes, each purchaser entered into a Voting Agreement pursuant to which each purchaser agreed to vote all of his Purchased Shares and contingent restricted stock in accordance with the determination of the holders of a majority of all of the Purchased Shares and contingent restricted stock held by the purchasers. To effect the foregoing, each of the purchasers delivered an irrevocable proxy to Ira B. Lampert and agreed that prior to any transfer of Purchased Shares and contingent restricted stock, such purchaser would cause the transferee (i) to agree in writing with Mr. Lampert to be bound by the provisions of the Voting Agreement with respect to such shares and (ii) to execute and deliver to Mr. Lampert an irrevocable proxy.

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

In April 1999, the Board approved a conditional release program whereby the Company agreed to forgive a portion of the indebtedness represented by each Note and concurrently release a proportionate number of Purchased Shares held by the Company as security for payment of the Notes. The debt forgiveness and share release program (the "Release Program") began on May 1, 1999 and will continue on January 1 each year through January 1, 2003. The total principal sum subject to forgiveness under the Release Program is $2,386,500, together with interest owed under the Notes. The debt forgiveness is conditioned upon the person's continued employment with the Company. If a person ceases to be an employee or consultant of the Company prior to full forgiveness of the debt, the principal amount of the Note will immediately become due and payable, including any amounts scheduled to be forgiven at a future date.

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



                                                                              Total Principal         Total Purchased
                                                                           Indebtedness Forgiven      Shares Released
 Releasee                               Release Dates                         or to be Forgiven      or to be Released
 --------                       ---------------------------------          ---------------------     ------------------

Brian F. King................   May 1, 1999, and January 1st of                    $430,000*             160,000
                                2000, 2001, 2002 and 2003
Ira B. Lampert...............   May 1, 1999, and January 1st of                  $1,612,500*             600,000
                                2000, 2001, 2002 and 2003
Keith L. Lampert.............   May 1, 1999, and January 1st of                    $295,625*             110,000
                                2000, 2001, 2002 and 2003
Harlan I. Press..............   January 6, 2000, and January 1st of                 $10,750                4,000
                                2001, 2002 and 2003
Arthur Zawodny...............   May 1, 1999, and January 1st of                     $37,625               14,000
                                2000, 2001, 2002 and 2003


-----------
* After the January 1, 2000 release date, the balance of these amounts were repaid in full. Ira B. Lampert, Brian King and Keith Lampert have each prepaid in full the balance of the debts represented by their Notes and, assuming their continued employment with the Company, will be entitled to receive deferred compensation in lieu of the amounts scheduled to be forgiven under the Release Program.

NOTE 10 -- INCOME TAXES:

(Loss) income before income taxes in the accompanying consolidated statements of operations consists of the following:



                                                                     Year Ended
                                                        ----------------------------------------
                                                         June 30,         July1,         July 3,
                                                          2001             2000             1999
                                                          ----             ----             ----

                  United States                      ($126,216)         $27,000      ($1,470,000)
                  Foreign                          (12,574,983)      16,820,178       10,072,093
                                                    ----------       ----------       ----------
                                                  ($12,701,199)     $16,847,178       $8,602,093
                                                  ============      ===========       ==========


The (benefit) provision for income taxes is comprised of the following:



                                                                                       Year Ended
                                                                        ----------------------------------------
                                                                        June 30,          July 1,         July 3,
                                                                          2001             2000             1999
                                                                          ----             ----             ----
         Current:
                  United States                                       $591,230         $298,000         $(52,706)
                  Foreign                                                    -        1,183,000          786,362
         Deferred:
                  United States                                       (525,265)      (4,522,579)               -
                  Foreign                                             (996,814)         290,190          159,531
                                                                       -------          -------          -------
                                                                    $ (930,849)      $(2,751,389)      $ 893,187
                                                                    ==========       ===========       =========


Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's deferred tax assets and liabilities as of June 30, 2001 are as follows:




                                                         United States
Deferred Tax Liabilities:                          Federal           State           Foreign             Total
-------------------------                        ----------         ---------       ----------        ----------
Difference between book and tax
basis of property
                                                 $       --         $      --      $(1,202,322)      $(1,202,322)


Other deferred liabilities                               --                --          ($4,754)           (4,754)
                                                 ----------         ---------      -----------       -----------

Total deferred liabilities                               --                --       (1,207,076)       (1,207,076)

Deferred Tax Assets:
-------------------
Operating loss carryforwards                      3,354,524           314,781        1,065,000         4,734,305

Reserves not currently deductible                   356,592            22,879               --           379,471

Depreciation                                        122,728            10,348               --           133,076

Compensation accruals                             1,062,677            85,146               --         1,147,823

Difference between book and tax
 basis of property                                  266,090            26,056               --           292,146

Tax credits                                         128,799                --               --           128,799

Deferred intercompany transaction                   428,533             8,954               --           437,487

Contributions carryover                                 882             4,196               --             5,078

Other deferred tax assets                           123,329            22,678               --           146,007
                                                 ----------         ---------      -----------       -----------

Total deferred tax assets                         5,844,154           495,038        1,065,000         7,404,192
                                                 ----------         ---------      -----------       -----------

Net deferred tax asset                           $5,844,154         $ 495,038      $  (142,076)      $ 6,197,116
                                                 ==========         =========      ===========       ===========



The net deferred tax assets included in prepaid expenses and other current assets in the accompanying consolidated balance sheet at June 30, 2001 was $477,747 and the net deferred tax assets included in other assets in the accompanying consolidated balance sheet at June 30, 2001 was $5,719,369.

The tax effects of significant items comprising the Company's deferred tax assets and liabilities as of July 1, 2000 are as follows:




                                                       United States
                                                 Federal            State          Foreign               Total
                                              -------------    --------------    ------------        ------------
Deferred Tax Liabilities:
-------------------------
Difference between book and tax
basis of property                             $          --    $           --   ( $1,100,782)       ($1,100,782)

Other deferred liabilities                               --                --        (38,108)            (38,108)
                                              -------------    --------------    ------------        ------------
Total deferred liabilities                               --                --      (1,138,890)        (1,138,890)



Deferred Tax Assets:
--------------------
Operating loss carryforwards                      2,199,351            29,066               --          2,228,417

Reserves not currently deductible                   202,916            21,664               --            224,580

Depreciation                                        115,191             6,221               --            121,412

Compensation accruals                             1,150,900           122,876               --          1,273,776

Difference between book and tax
 basis of property                                  215,141            22,969               --            238,110

Tax credits                                         113,829                --               --            113,829

Deferred intercompany transaction                   251,600                --               --            251,600

Other deferred tax assets                            55,932             9,924               --             65,856
                                                 ----------          ---------     ------------        ----------

Total deferred tax assets                         4,304,860           212,720               --          4,517,580
                                                 ----------           --------     ------------        ---------

Net deferred tax asset                           $4,304,860         $ 212,720     ($ 1,138,890)        $3,378,690
                                                ===========         =========      =============       ==========


The net deferred tax asset included in prepaid expenses and other current assets in the accompanying consolidated balance sheet at July 1, 2000 was $1,794,719, and the net deferred tax asset included in other assets in the accompanying consolidated balance sheet at July 1, 2000 was $1,583,971.

Since July 1992, Concord HK's annual tax rate has been 8.75%. The Company currently does not pay taxes or import/export duties in the PRC, but there can be no assurance that the Company will not be required to pay such taxes or duties in the future. Hong Kong is taxed separately from the PRC.

The Company has never paid any income or turnover tax to the PRC on account of its business activities in the PRC. Existing PRC statutes can be construed as providing for a minimum of 10% to 15% income tax and a 3% turnover tax on the Company's business activities; however, the PRC has never attempted to enforce those statutes. The Company has been advised that the PRC's State Tax Bureau is reviewing the applicability of those statutes to processing activities of the type engaged in by the Company, but it has not yet announced any final decisions as to the taxability of those activities. After consultation with its tax advisors, the Company does not believe that any tax exposure it may have on account of its operations in the PRC will be material to its financial statements.

The Company does not provide for U.S. federal income taxes on undistributed earnings of its foreign subsidiaries as it intends to permanently reinvest such earnings. Undistributed earnings of its foreign subsidiaries approximated $45,233,766 as of June 30, 2001. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings. Upon eventual remittance, no withholding taxes will be payable under current law. As of June 30, 2001, Concord had net operating loss carryforwards for U.S. tax purposes of approximately $13,877,000, of which approximately $3,982,000 was attributable to deductions associated with stock option exercises during Fiscal 2001. The net operating loss carryforwards expire as follows: $3,936,000 in 2008, $2,716,000 in 2009, $4,095,000 in 2010, and the balance thereafter. Losses for state tax purposes begin to expire in 2002. Additionally, the Company has approximately $12,000,000 of operating loss carryforwards related to its foreign operations which have no expiration dates.

Historically, the Company had maintained full valuation allowances against its deferred tax assets. As of July 3, 1999, there was a $6,024,148 valuation allowance recorded against its deferred tax assets which were primarily related to U.S. net operating loss carryforwards. In assessing the realizability of its deferred tax assets, management evaluated whether it is more likely than not that some portion, or all of its deferred tax assets, will be realized. The realization of its deferred tax assets relates directly to the Company's tax planning strategies and ability to generate taxable income for U.S. federal and state tax purposes. The valuation allowance is then adjusted accordingly. As of July 1, 2000, based on all the available evidence, management determined that it is more likely than not that its deferred tax assets will be fully realized. Accordingly, the valuation allowance was reversed in full and $4,517,580 was recognized as a deferred tax asset at July 1, 2000.

As of June 30, 2001, management evaluated Concord's deferred tax asset. As part of assessing the realizability of its deferred tax assets, management evaluated whether it is more likely than not that some portion, or all of its deferred tax assets, will be realized. The realization of its deferred tax assets relates directly to the Company's tax planning strategies and the ability to generate taxable income for U.S. federal and state tax purposes. The valuation allowance is then adjusted accordingly. As of June 30, 2001, based on all the available evidence, management determined that it is more likely than not that its deferred tax assets will be fully realized. Accordingly, there was no valuation allowance recorded against its deferred tax asset at June 30, 2001. For Fiscal 2001, Fiscal 2000 and Fiscal 1999, the Company's effective tax rate was (5.1%), (16.3%), and 10.4%. The Company's future effective tax rate will depend on the mix between foreign and domestic taxable income and losses, and the statutory rates of the related tax jurisdictions.

A reconciliation of income tax expense computed at the statutory U.S. federal rate to the actual provision (benefit) for income taxes is as follows:

                                                                          Year Ended
                                                               -------------------------------------------
                                                               June 30,         July 1,            July 3,
                                                                  2001           2000               1999
                                                                  ----           ----               ----
Computed tax (benefits) at statutory U.S. federal
tax rates                                                   ($4,445,419)     $ 5,728,040      $ 2,614,886


Earnings of foreign subsidiaries subject to a different
  tax rate                                                    3,461,949      (2,994,480)       (1,834,476)

Reversal of valuation allowance                                       -      (6,024,148)                -

U.S. federal minimum tax                                              -          95,000                 -

State income tax, net of federal benefit                         75,762         203,000            30,000

Other                                                           (23,141)        241,199            82,777
                                                              ---------      ----------       -----------

(Benefit) Provision                                           ($930,849)    ($2,751,389)      $   893,187
                                                              =========     ===========       ===========


NOTE 11 -- PRODUCT DEVELOPMENT:

The Company's products are developed, designed and engineered principally by its own engineers in the Company's three product development and design centers located in the U.S., Hong Kong and the PRC. The Company expended approximately $6,413,000, $4,921,000, and $4,815,000 during Fiscal 2001, Fiscal 2000, and
Fiscal 1999, respectively, for product design and development associated with digital image capture devices, 35mm, APS, and instant reloadable and single use cameras.

and Fiscal 1999, respectively, for product design and development associated with digital image capture devices, 35mm and Advanced Photo System reloadable single use and instant cameras. These costs are included in the accompanying consolidated statements of operations under the caption, costs of products sold.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES:

Offices and Warehouses

United States

The Company's principal offices, including the U.S. design center, are located in an approximate 15,000 square foot facility at 4000 Hollywood Blvd., Hollywood, Florida. The Company's domestic warehouse is located in a 13,700 square foot facility in Fort Lauderdale, Florida. The Company's leases for these facilities provide for rent of approximately $21,500 and $6,900 per month, respectively, with annual increases of 4% and 3%, respectively, and expire in September 2010, and January 2009, respectively.

Hong Kong

The Company holds one floor under a lease expiring in 2047 and leases four floors constituting approximately 33,000 square feet of warehouse and business space at Concord Technology Centre, Texaco Road, Tsuen Wan, New Territories, Hong Kong at a cost of approximately $22,300 per month including rent and maintenance.

PRC Operations

Cameras and components are manufactured and assembled at the Company-owned manufacturing facilities located in the Longgong District of Shenzhen, PRC (the "Company Facility"). The Company leases three employee dormitories and a canteen (the "Dormitories") at a cost of approximately $21,800 per month. The aggregate square footage of the Company Facility and the Dormitories is in excess of 600,000 square feet.

In Fiscal 2000, the Company completed an expansion to increase the aggregate size of the PRC manufacturing and related dormitory facilities. The Company also opened a new production facility dedicated to digital image capture device manufacturing. In connection with these construction activities in the PRC, the Company incurred costs of approximately $4,000,000. Such costs are being amortized over the expected useful life of the expanded facilities. The current processing agreement with the PRC expires in October 2006. The Company fully expects to renew its agreement and intends to continue to expand its operations in the PRC, but there can be no assurance that the processing agreement will be extended or renewed and the Company will be able to continue to operate in the PRC. Pursuant to a land use agreement, the Company has the right to use the land through the year 2038. At the end of the term, a PRC governmental agency will own the facilities. At that time, the Company expects to be able to lease the PRC land and improvements thereon at then prevailing rates.

Other Jurisdictions

The Company owns an 11,000 square foot building on a one-half acre parcel in the UK which is used in connection with its operations in the UK. The Company also leases warehouse and/or office space in France, Canada, and Germany in connection with the activities of its subsidiaries in those jurisdictions.

Capital Leases

The Company also leases various fixed assets which have been classified as capital leases. The initial terms of such capital leases range from three to five years and expire at various times through 2003. Monthly payments on those leases range from approximately $300 to $45,000.

The following is a summary of assets under capitalized leases:


                                                                               June 30,            July 1,
                                                                                   2001               2000
                                                                               --------            -------
                           Assets under capitalized leases                   $3,555,457         $6,233,170
                           Less: accumulated amortization                    (1,578,641)        (1,598,623)
                                                                              ---------          ---------
                                                                             $1,976,816         $4,634,547
                                                                              =========          =========


Future minimum rental payments are as follows:


                                                                       Operating leases     Capital leases
                                                                       ----------------     --------------
                                                     Fiscal Year
                                                     2002                    $1,839,728           $518,602
                                                     2003                     1,252,835                  -
                                                     2004                     1,031,665                  -
                                                     2005                       756,073                  -
                                                     2006                       514,805                  -
                                                     Thereafter              $1,182,597                  -
                                                                              ---------          ---------

                                            Total minimum payments           $6,577,703           $518,602
                                                                              =========

                                            Less amounts representing interest                     (15,055)
                                                                                                    ------

                                            Present value of net minimum lease payments           $503,547
                                                                                                  ========


The effective interest rates on capital leases range from approximately 11% to 12%. Rental expense for operating leases of approximately $1,942,543, $1,203,859 and $1,336,000 was incurred for Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively.

Executive SERPS and Employment Agreements

Pursuant to the employment agreement between the Company and Ira B. Lampert dated as of May 1, 1997, as amended (the "Lampert Agreement"), Mr. Lampert serves in the capacities of Chairman, Chief Executive Officer and President of the Company. The Lampert Agreement provides for an annual salary of $900,000 (voluntarily reduced effective as of July 1, 2001 to $800,000 per annum), has a term of four years and provides for the term of employment to be automatically extended for one additional day for each day of the term of employment during which neither party notifies the other that the term should not be extended. The Lampert Agreement prohibits Mr. Lampert from competing with the Company for a one-year period following the termination of his employment with the Company.

The Company adopted a supplemental executive retirement plan which was later amended and restated as of April 19, 2000 (the "Lampert SERP") for the benefit of Mr. Lampert. A specified amount, currently $500,000, is credited to the Lampert SERP account each year (the "Yearly Credit"). The Yearly Credits are 100% vested and not subject to forfeiture. Each time the Company credits a Yearly Credit to the Lampert SERP account, the Company simultaneously contributes an amount equal to such credit to a trust established for the purpose of accumulating funds to satisfy the obligations incurred by the Company pursuant to the Lampert SERP.

The Company also has employment agreements with its other executive officers that provide for annual salaries ranging from approximately $180,000 to $450,000, plus certain other fringe benefits. These agreements prohibit the executives from competing with the Company for one year following termination of employment with the Company. Each agreement contains, among other things, termination provisions that may result in the Company being obligated to make severance payments equal to one year's base salary plus certain other fringe benefits.

In light of the cost-cutting measures recently undertaken by the Company, executive officers consisting of Brian F. King, Keith L. Lampert, Urs W. Stampfli and Harlan I. Press all verbally agreed, on a voluntary basis, to accept an approximately 11% decrease in their base salaries effective as of July 1, 2001.

In connection with a one-time grant of deferred compensation to the following executive officers, effective as of April 19, 2000, the Company adopted a Supplemental Executive Retirement Plan and Agreement for the benefit of each of Brian F. King, Keith L. Lampert, Urs W. Stampfli and Harlan I. Press (the "Executive SERPs"). The Company simultaneously contributed the following amounts to trusts established for the purpose of holding funds to satisfy the Company's obligations under each of the Executive SERPs: (i) under the plan for Brian F. King, $750,000; (ii) under the plan for Keith L. Lampert, $450,000, (iii) under the plan for Harlan I. Press, $165,000, and (iv) under the plan for Urs W. Stampfli, $110,000. The amounts in the Executive SERP accounts vest, so long as the executive continues to be employed by the Company, in three equal annual installments beginning January 1, 2001 or immediately upon: (i) a change of control of the Company; or (ii) a termination of the executive's employment by the Company without cause. The Company simultaneously approved a one-time grant of deferred compensation to Ira B. Lampert in the amount of $1,549,999 with the same vesting schedule as under the Executive SERPs. The Lampert SERP includes appropriate terms to govern the one-time grant of deferred compensation to Mr. Lampert. The Lampert SERP and the Executive SERPs balances, including investment earnings, are recorded as part of deferred compensation and included in other assets with a corresponding liability included as part of long term liabilities in the accompanying consolidated balance sheets at June 30, 2001 and July 1, 2000.

License and Royalty Agreements

Effective January 1, 2001, the Company entered into a new twenty-year license agreement with Fuji Photo Film Ltd ("Fuji"). Under the new license agreement, Fuji granted to Concord a worldwide (excluding Japan until January 1, 2005) non-exclusive license to use Fuji's portfolio of patents and patent applications related to single-use cameras. In consideration of the license, Concord has agreed to pay a license fee and certain royalty payments to Fuji. Accordingly, Concord has recorded as an intangible asset an amount equal to the present value of the future payments. The intangible asset is being amortized over the life of the agreement.

The Company has License and Royalty Agreements that require the payment of royalties based on the manufacture and/or sale of certain products which expire at various dates through Fiscal 2021.

NOTE 13 -- LITIGATION AND SETTLEMENTS

Jack C. Benun. On November 18, 1994, the Company filed a demand for arbitration in New Jersey for money damages in excess of $1.5 million against Jack C. Benun ("Benun"), its former chief executive officer who was discharged for cause in Fiscal 1995. This action was taken due to Benun's failure to fully compensate the Company for damages it sustained as a result of Benun's breaching his employment obligations, his fiduciary obligations and perpetrating frauds upon the Company, including the misappropriation of funds from the Company. Benun submitted a counterclaim in which he alleged, among other things, wrongful termination of his employment and denial of benefits by the Company. On August 24, 1999, the arbitrator upheld the propriety of Concord's termination for cause of Benun. The arbitrator found that Benun perpetrated frauds on the Company by diverting and embezzling Company monies. The Company pursued damage claims against Benun related to the frauds and embezzlement. On March 19, 2001, the Arbitrator rendered an award and opinion (the "award and opinion"). In the award and opinion the Arbitrator: (a) awarded the Company $1,133,246 in damages; such damages included certain fees which the Company previously paid to various attorneys, (b) denied certain other claims made by the Company including its request for prejudgment interest on the award, and (c) denied each of Benun's counterclaims except that Benun was awarded $100,000 for repayment of a loan made by Benun to the Company, $93,000 related to a stipulated interest amount on said loan, and interest accruing from February 15, 2001 with respect to said loan. All such amounts are subject to claims of set off against the $1,133,246 that was awarded to the Company. During the arbitration proceedings Benun claimed damages in amounts in excess of $12 million. All amounts in excess of the aforesaid $100,000 loan and stipulated interest were denied.

On April 20, 2001, Benun instituted an action against the Company in the Superior Court of New Jersey Law Division Monmouth County (Docket No. MON-L-184501). The action: (a) seeks to modify the aforesaid award to the Company from the amount of $1,133,246 to an amount of $1,103,277; (b) seeks to permit Benun to set off the aforesaid loan and interest amount, in the aggregate amount of $193,000, against the amount awarded to the Company; and (c) seeks damages for (i) an alleged failure to provide Benun with alleged agreed upon fees for allegedly guaranteeing Concord debt and (ii) an alleged failure by Concord to provide Benun with option rights relevant to 50,000 shares (100,000 shares, post-split) of Concord stock allegedly promised to Benun. The Complaint filed by Benun contains no statement of damages claimed; however, Benun issued a press release alleging that his claims together are worth more than $4 million. The Company has been contesting and continues to vigorously contest the action and believes Benun's claims to be without merit. The claims of Benun for alleged guarantee amounts and stock options (c(i) and c(ii) above) were presented in the aforesaid arbitration. The Arbitrator in that case ruled that the aforesaid claims were not appropriately before the Arbitrator.

On June 22, 2001, the Court denied an application made on behalf of Benun to modify the arbitration award to reduce the amount awarded to Concord and therefore denied the relief sought as described at (a) and (b) in the prior paragraph. In August 2001, the Court granted Concord's motion for partial summary judgment, thereby dismissing Benun's claims for option rights and guarantee fees, which claims Benun had reported to be worth more than $4,000,000, and therefore denied the relief sought as described in c (i) and c
(ii) of the prior paragraph. Concord does not know whether Benun will appeal any court decision made. Various nonmaterial limited issues, primarily related to post judgment interest, remain before the Court. The Company has not accrued any income with respect to the award in this matter.

The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company's management, the resolution of such matters will not have a material adverse effect on its financial position or results of operations.

NOTE 14 - GEOGRAPHIC AREA INFORMATION:

Pursuant to SFAS No. 131, Disclosure About Segments of a Business Enterprise and Related Information, the Company is required to report segment information. As the Company only operates in one business segment and sells only image capture devices, no additional reporting is required. Set forth below is a summary of selected financial information regarding the Company's geographic operations (the Americas consists of Latin America and North America; Europe consists of the United Kingdom and the other countries in the European Union; Asia consists of Hong Kong and the PRC):


                                                                             Year Ended
                                                            ----------------------------------------------
                                                               June 30,         July 1,            July 3,
Sales made to unaffiliated customers:                             2001           2000               1999
                                                                  ----           ----              -------
         Americas                                         $  24,271,000   $  17,593,000      $   8,389,000

         Europe                                              12,433,000      13,085,000          8,702,000

         Asia                                               146,709,000     142,480,000        101,327,000
                                                            -----------     -----------        -----------

         Total                                            $ 183,413,000   $ 173,158,000      $ 118,418,000
                                                          =============   =============      =============


Sales to unaffiliated customers exclude intercompany sales of approximately $29,989,212, $26,442,000 and $12,474,000 for Fiscal 2001, Fiscal 2000, and
Fiscal 1999, respectively. The basis of accounting for intercompany sales is cost plus a manufacturing profit.


                                                                             Year Ended
                                                               ---------------------------------------------
                                                               June 30,         July 1,            July 3,
Income (loss) before income taxes:                                2001           2000               1999
                                                                  ----           ----               ----
         Americas                                             ($126,000)   $     27,000        ($1,470,000)

         Europe                                                (604,000)        190,000           (979,000)

         Asia                                               (11,971,000)     16,630,000         11,051,000
                                                             ----------      ----------         ----------

         Total                                            $ (12,701,000)   $ 16,847,000        $ 8,602,000
                                                          ==============   ============        ===========




                                                                               June 30,            July 1,
Identifiable assets:                                                             2001               2000
                                                                                 ----               ----
         Americas                                                         $ 120,449,000       $ 29,080,000

         Europe                                                              11,262,000         13,279,000

         Hong Kong                                                           81,955,000         91,644,000
                                                                             ----------         ----------

         Total                                                            $ 213,666,000       $134,003,000
                                                                          =============       ============

NOTE 15 -- RELATED PARTY TRANSACTIONS:

A corporation controlled by J. David Hakman has provided consulting services to the Company since 1997 pursuant to an engagement agreement entered into on September 25, 1997, as later amended and supplemented (the "Hakman Agreement"). Pursuant to the Hakman Agreement, the Company granted a warrant to purchase up to 260,000 shares of Common Stock at an exercise price of $2.25 per share to the corporation controlled by Mr. Hakman. In October 2000, the corporation exercised the warrant as to all 113,000 shares that had vested up until that time. As of August 2, 2001, 147,000 shares remained subject to the warrant and 20,000 of those shares were vested and exercisable.

NOTE 16 -- OTHER INCOME, NET:

Included in the accompanying consolidated statements of operations under the caption, other income, net is the following:



                                                               June 30,         July 1,            July 3,
                                                                  2001           2000               1999
                                                                  ----           ----               ----
         Other interest (income)                            ($5,123,000)    ($1,359,231)       ($1,098,728)
         Other expense, net                                     361,858         177,042             68,856
         Directors' fees                                        218,000         157,000            157,000
         Foreign currency (gain) loss, net                     (348,283)        143,427            432,000
                                                                -------         -------            -------
         Other income, net                                  ($4,891,425)      ($881,762)         ($440,872)
                                                             ==========       =========           ========



NOTE 17 - QUARTERLY RESULTS (UNAUDITED)


                                                           Quarter Ended
                                             -------------------------------------------
                                             Sept 30,    Dec 30,    Mar 31,   June 30,
                                                 2000       2000       2001       2001
                                             ---------   -------    --------  --------
                                                        (Dollars in thousands except per share data)
Net sales                                     $62,723    $58,945    $24,458    $37,286

Gross profit                                   15,731     13,432      1,076        576

Operating (loss) income                         6,764      7,275     (3,535)   (23,205)

Net (loss) income                               6,206      6,787     (3,737)   (21,026)

Basic (loss) earnings per share                  0.28       0.25      (0.14)     (0.77)

Diluted (loss) earnings per share                0.25       0.23      (0.14)     (0.77)



                                                             Quarter Ended
                                               ---------------------------------------
                                               Oct 2,     Jan 1,   April 1,    July 1,
                                                 1999       2000       2000       2000
                                                 ----       ----       ----       ----
Net sales                                     $41,238    $44,522    $32,717    $54,681

Gross profit                                   11,339     12,373      8,376     14,922

Operating income                                4,273      4,877      2,295      5,402

Net income                                      3,896      4,518      2,116      9,069

Basic earnings per share                         0.18       0.21       0.10       0.41

Diluted earnings per share                       0.16       0.19       0.09       0.37



NOTE 18 - SUBSEQUENT EVENT

On August 28, 2001, the Company launched an offer to exchange outstanding stock options with an exercise price of more than $7.00 per share for new options to purchase 75% of the shares subject to the outstanding options at an exercise price of $5.97 per share (the closing price of the Common Stock reported on the Nasdaq National Market on the date the Board of Directors approved the exchange offer.) The exchange offer will expire on October 2, 2001 unless extended by the Company.

                                                                     Schedule II

                              CONCORD CAMERA CORP.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


      Column A              Column B                   Column C                   Column D             Column E

                                                       Additions

                            Balance at          Charged to      Charged to
     Description           beginning of         costs and         other                            Balance at end of
     -----------             period              expenses        accounts         Deductions             period
                             ------              --------        --------         ----------             ------

Allowance for doubtful accounts, discounts and allowances

Fiscal Year:

        1999                 $563,123           ($163,418)           --              --                 $399,705

        2000                 $399,705              $25,179           --              --                 $424,884

        2001                 $424,884             $277,944           --              --                 $702,827

Note: This schedule does not include approximately $15,800,000 related to a write-off of an account receivable in Fiscal 2001.