Form 10-Q
period 2001-09-29
CONCORD CAMERA CORP
filed 2001-10-29
CIK 831861

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


         For the quarterly period ended September 29, 2001
                                        ------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the transition period from _________ to ___________

                         Commission file number 0-17038
                                                -------


                              Concord Camera Corp.
                              --------------------
             (Exact name of registrant as specified in its charter)


              New Jersey                                13-3152196
    --------------------------------                ------------------
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

      Common Stock, no par value: 27,414,208 shares as of October 17, 2001
      --------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     Index


                                                                                                 Page No.
                                                                                                 --------
Part I. Financial Information

  Item 1.   Financial Statements (Unaudited)

               Condensed consolidated balance sheets as of September 29, 2001 and June 30, 2001      2

               Condensed consolidated statements of operations for the three months ended            3
                September 29, 2001 and September 30, 2000

               Condensed consolidated statements of cash flows for the three months ended            4
                September 29, 2001 and September 30, 2000

               Notes to condensed consolidated financial statements                                  5

  Item 2.   Management's Discussion and Analysis of Financial Condition                              8
             and Results of Operations

  Item 3.   Quantitative and Qualitative Disclosure About Market Risk                               13

Part II. Other Information

  Item 1.   Legal Proceedings                                                                       14


  Item 6.   Exhibits and Reports on Form 8-K                                                        14


PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Balance Sheets


                                                               September 29, 2001  June 30, 2001
                                                               ------------------  -------------
                                                                   (Unaudited)        (Note 1)
                               Assets
Current Assets:
     Cash and cash equivalents                                    $ 108,953,316    $  57,474,828
     Short-term investments                                                --         49,869,567
     Accounts receivable, net                                        18,300,615       25,253,614
     Inventories                                                     31,830,310       30,766,198
     Prepaid expenses and other current assets                        2,801,407        4,128,858
                                                                  -------------    -------------
                  Total current assets                              161,885,648      167,493,065
Property, plant and equipment, net                                   23,471,608       24,396,407
Goodwill, net                                                         3,720,693        3,720,528
Other assets                                                         19,725,299       18,055,713
                                                                  -------------    -------------
Total assets                                                      $ 208,803,248    $ 213,665,713
                                                                  =============    =============

                   Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable                                             $  15,160,549    $  17,991,337
     Accrued expenses                                                13,061,288       15,447,170
     Current portion of obligations under capital leases                294,709          503,547
     Other current liabilities                                        1,557,713        2,547,719
                                                                  -------------    -------------
                  Total current liabilities                          30,074,259       36,489,773
Senior notes                                                         14,917,859       14,912,501
Other long-term liabilities                                          10,209,857        7,926,290
                                                                  -------------    -------------
Total liabilities                                                    55,201,975       59,328,564
Commitments and contingencies
Stockholders' equity:
     Blank check preferred stock, no par value
       1,000,000 shares authorized, none issued                            --               --
     Common stock, no par value, 100,000,000 shares
       authorized; 28,956,734 and 28,911,734 shares issued as
       of September 29, 2001 and June 30, 2001, respectively        140,384,441      140,255,065
     Paid-in capital                                                  4,321,856        4,321,856
     Retained earnings                                               13,046,733       13,914,908
     Notes receivable arising from common stock purchase
       agreements                                                       (14,619)         (17,542)
                                                                  -------------    -------------
                                                                    157,738,411      158,474,287
Less: treasury stock, at cost, 1,542,526 shares                      (4,137,138)      (4,137,138)
                                                                  -------------    -------------
Total stockholders' equity                                          153,601,273      154,337,149
                                                                  -------------    -------------
Total liabilities and stockholders' equity                        $ 208,803,248    $ 213,665,713
                                                                  =============    =============

See accompanying notes.


Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)


                                                      For the three months ended
                                                ---------------------------------------
                                                September 29, 2001   September 30, 2000
                                                ------------------   ------------------
Net sales                                          $ 35,287,377         $ 62,722,902
Cost of products sold                                28,411,776           46,991,665
                                                   ------------         ------------


Gross profit                                          6,875,601           15,731,237

Selling expenses                                      2,356,789            3,411,781

General and administrative expenses                   5,463,958            4,418,130

Terminated acquisition costs                               --                800,207
Interest expense                                        661,701              651,611

Other income, net                                       599,302              314,433
                                                   ------------         ------------


(Loss) income before income taxes                    (1,007,545)           6,763,941

(Benefit) provision for income taxes                   (139,370)             558,232
                                                   ------------         ------------

Net (loss) income                                  $   (868,175)        $  6,205,709
                                                   ============         ============


Basic (loss) earnings per share                    $       (.03)        $        .28
                                                   ============         ============

Diluted (loss) earnings per share                  $       (.03)        $        .25
                                                   ============         ============

Weighted average
   common shares outstanding-basic                   27,412,724           22,427,340

Effect of dilutive securities-stock options                --              2,389,012
                                                   ------------         ------------

Weighted average
   common shares and assumed conversions-diluted     27,412,724           24,816,352
                                                   ============         ============



See accompanying notes.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                            For the three months ended
                                                      ---------------------------------------
                                                      September 29, 2001   September 30, 2000
                                                      ------------------   ------------------

Cash flows from operating activities:
Net (loss) income                                       $    (868,175)       $   6,205,709
 Adjustments to reconcile net (loss) income
      to net cash provided by operating activities:
   Depreciation and amortization                            1,365,868            1,231,111
   Non cash compensation expense                               22,924              168,528
   Provision for bad debt                                   1,610,871                 --
   Provision on inventory                                   1,761,274                 --
  Changes in operating assets and liabilities:
  Accounts receivable                                       5,342,127               17,836
  Inventories                                              (2,825,390)          (6,212,760)
  Prepaid expenses and other current assets                 1,327,452            1,047,301
  Other assets                                             (1,689,586)          (1,754,961)
  Accounts payable                                         (2,830,788)             124,046
  Accrued expenses                                         (2,385,882)           1,652,370
  Other current liabilities                                  (990,005)            (271,722)
  Other long-term liabilities                               2,283,298               64,202
                                                        -------------        -------------
Net cash provided by operating activities                   2,123,988            2,271,660
                                                        -------------        -------------
Cash flows from investing activities:
 Purchases of property, plant and equipment                  (435,607)          (1,326,574)
                                                        -------------        -------------
Net cash used in investing activities                        (435,607)          (1,326,574)
                                                        -------------        -------------
Cash flows from financing activities:
 Proceeds from short-term investments                      49,869,567                 --
 Net repayments under short-term debt
     agreements                                                  --               (854,934)
Principal repayments under capital lease obligations         (208,836)          (1,377,915)
Net proceeds from issuance of common stock                    129,376           84,106,788
                                                        -------------        -------------
Net cash provided by financing activities                  49,790,107           81,873,939
                                                        -------------        -------------
Net increase in cash and cash equivalents                  51,478,488           82,819,025

Cash and cash equivalents at beginning of period           57,474,828           24,390,294
                                                        -------------        -------------

Cash and cash equivalents at end of period              $ 108,953,316        $ 107,209,319
                                                        =============        =============


See accompanying notes.

                     CONCORD CAMERA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                               September 29, 2001
                               ------------------
                                  (Unaudited)


Note 1 - General
----------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 29, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 29, 2002 ("Fiscal 2002"). The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain amounts have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

Concord Camera Corp. (the "Company") operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, German Mark, British Pound Sterling, French Franc and Japanese Yen. The majority of the Company's foreign subsidiaries' sales and inventory purchases are made or denominated in U.S. Dollars. Accordingly, the U.S. Dollar is the functional currency. However, certain sales to customers and purchases of certain components needed to manufacture cameras are made in local currency, thereby creating exposure to fluctuations in foreign currency exchange rates. The impact of foreign currency exchange transactions is reflected in the statement of operations. The Company continues to analyze the benefits and costs associated with hedging against foreign currency fluctuations. As of September 29, 2001, the Company was not engaged in any hedging activities and there were no forward exchange contracts outstanding.


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

Note 3 - Inventories
--------------------

Inventories are comprised of the following:
                                              September 29, 2001   June 30, 2001
                                              ------------------   -------------

         Raw materials and components             $20,421,077       $23,987,935
         Finished goods                            11,409,233         6,778,263
                                                  -----------       -----------

                                                  $31,830,310       $30,766,198
                                                  ===========       ===========

Note 4 - Supplemental Disclosures of Cash Flow Information:
-----------------------------------------------------------

                                               For the three months ended
                                         ---------------------------------------
                                         September 29, 2001   September 30, 2000
                                         ------------------   ------------------

         Cash paid for interest               $441,891             $539,373
                                              --------             --------

         Cash paid for income taxes           $  1,000             $195,524
                                              ========             ========


Note 5 - Restructuring Initiatives and Other Charges
----------------------------------------------------

During the fourth quarter of the fiscal year ended June 30, 2001 ("Fiscal 2001"), the Company announced a restructuring and cost containment initiative ("Restructuring Initiative") to improve its competitiveness and operating efficiency and to reduce its cost structure. The Restructuring Initiative, which is expected to be fully implemented by the end of Fiscal 2002, consists of facilities consolidation, the shut down of the Company's single use camera short run labeling facility in the United States, and the reduction of the worldwide workforce (outside of the People's Republic of China) by approximately 71 employees primarily employed in manufacturing, engineering, sales and marketing and administration functions. The Company has also reduced its manufacturing workforce in the PRC by approximately 2,000 workers. Costs for the Restructuring Initiative were approximately $1,400,000, which was comprised of approximately $400,000 related to the shut down of facilities and approximately $1,000,000 related to personnel termination costs. During the first quarter of Fiscal 2002, the Company implemented certain elements of the Restructuring Initiative and incurred approximately $302,000 in payments related to personnel redundancy costs and facilities consolidation. The balance of the restructuring accrual of approximately $1,098,000 was included under the caption accrued expenses in the accompanying consolidated balance sheet at September 29, 2001. The table below summarizes the balance of the accrued Restructuring Initiative expenses and the movement in that accrual as of and for the three months ended September 29, 2001:

                              Accrued Balance                  Accrued Balance
                               June 30, 2001      Payments    September 29, 2001
                               -------------      --------    ------------------

Personnel Redundancy             $1,000,000      $  298,000       $  702,000
Facilities Consolidation            400,000           4,000          396,000
                                 ----------      ----------       ----------
                                 $1,400,000      $  302,000       $1,098,000
                                 ==========      ==========       ==========

During the first quarter of Fiscal 2002, the Company recognized a provision related to accounts receivable of approximately $1,611,000, and a provision related to inventory of approximately $1,761,000. Both of these provisions related to Polaroid Corporation ("Polaroid"), which filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 12, 2001, and were included in general and administrative expense and cost of sales, respectively, in the accompanying statements of operations for the quarter ended September 29, 2001. See Note 9 - Subsequent Event.


Note 6 - Litigation
-------------------

All of the Company's litigation and arbitration proceedings with its former chief executive officer, Jack C. Benun ("Benun"), have been concluded. In early October 2001, the Company realized the award of $1,133,246 plus $45,175 of post award interest for a total of $1,178,421 and a total of $202,740 was remitted to Benun in payment of a loan previously made by Benun to the Company. As a result of the foregoing, the New Jersey action instituted by Benun was dismissed with prejudice.

The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company's management, the resolution of such matters will not have a material adverse effect on its financial position or results of operations.


Note 7 - Recent Accounting Pronouncements
-----------------------------------------

Emerging Issues Task Force ("EITF") Issue No. 00-25, Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer, addresses the income statement classification of consideration between a vendor and a retailer. Although management is still assessing the impact this EITF will have on its consolidated financial statements, it believes that the adoption of EITF No. 00-25 may result in lower gross margins and lower selling expenses as certain variable selling expenses which have been historically classified as operating expenses will be reclassified as a reduction of revenues. The Company expects to adopt EITF 00-25 in its second quarter of Fiscal 2002.

On June 29, 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001, and eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful live will continue to be amortized. The amortization provisions apply to goodwill and other intangible assets acquired after June 30, 2001. Goodwill and other intangible assets acquired prior to June 30, 2001 will be effected upon adoption. The Company has adopted SFAS No. 142 effective July 1, 2001, and has ceased amortization of its remaining net goodwill balances and is required to perform an impairment test of its existing goodwill based on a fair value concept. Management does not anticipate any goodwill impairment as a result of its adoption. The accounting standard requires that a reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of the goodwill amortization net of related tax effect be presented. Because the goodwill amortization is immaterial, no reconciliation is presented.


Note 8 - Exchange Offer
-----------------------

On August 28, 2001, the Company launched an offer to exchange outstanding stock options with an exercise price of more than $7.00 per share for new options to purchase 75% of the shares subject to the outstanding options at an exercise price of $5.97 per share (the closing price of the Common Stock as reported on the NASDAQ National Market on the date the Board of Directors approved the exchange offer.) The exchange offer expired on October 16, 2001. Options to purchase 1,375,876 shares of Common Stock were tendered in the exchange offer and accepted by the Company for cancellation and new options to purchase 1,031,908 shares of Common Stock were issued in exchange therefor. The Company will apply variable accounting for these stock option grants until the options are exercised or expire.


Note 9 - Subsequent Events
--------------------------

On October 8, 2001, the Company committed $1,000,000 as a charitable contribution to relief efforts for victims of the September 11 Attack on America. The Company also committed up to $250,000 to match charitable contributions made to relief efforts for victims of the September 11 Attack on America by members of its Board of Directors and its employees.

On October 12, 2001, Polaroid filed for protection under Chapter 11 of the United States Bankruptcy Code. Accordingly, the Company recorded provisions for its pre and post petition financial exposure associated with accounts receivable and inventory related to Polaroid at September 29, 2001. The provisions were approximately $1,611,000 and $1,761,000, respectively. The Company does not anticipate that the loss, of the previously budgeted sales to Polaroid for the remaining three quarters of Fiscal 2002, would affect its business. See Note 5 - Restructuring Initiatives and Other Charges.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
---------------------

Three months ended September 29, 2001 compared to the three months ended September 30, 2000
------------------------------------------------------------------------

Revenues
--------

Revenues for the first quarter Fiscal 2002 were approximately $35,287,000, a decrease of approximately $27,436,000, or 43.7%, as compared to revenues for the first quarter of Fiscal 2001. The decrease in sales resulted principally from decreases in sales to original equipment manufacture ("OEM") customers partially offset by increases in sales to new and existing retail sales and distribution ("RSD") customers. The increase in RSD sales was primarily due to increased sales to new and existing RSD customers of single-use and digital camera products. RSD customer sales for the first quarter of Fiscal 2002 were approximately $23,752,000, an increase of approximately $3,794,000, or 19.0%, as compared to the first quarter of Fiscal 2001. OEM sales for the first quarter of Fiscal 2002 were approximately $11,535,000, a decrease of approximately $31,230,000, or 73.0%, as compared to the first quarter of Fiscal 2001.

Sales of the Company's operations in Asia ("Concord Asia") for the first quarter of Fiscal 2002, excluding FOB Hong Kong sales to its customers in the Americas and Europe of approximately $13,618,000, were approximately $11,577,000, a decrease of approximately $31,196,000, or 72.9%, as compared to the first quarter of Fiscal 2001. The decrease was primarily due to lower sales to existing OEM customers partially offset by an increase in sales to new OEM customers.

Sales of the Company's operations in the United States, Latin America and Canada ("Concord Americas") for the first quarter of Fiscal 2002, including FOB Hong Kong sales to customers in the Americas, were approximately $16,609,000, an increase of approximately $7,449,000, or 81.3%, as compared to the first quarter of Fiscal 2001. The increase was primarily due to successful implementation of new programs with new and existing customers, increased market share from existing customers and the positive sell through of certain new and existing products.

Sales of the Company's operations in Europe ("Concord Europe") for the first quarter of Fiscal 2002, including FOB Hong Kong sales to customers in Europe, were approximately $7,101,000, a decrease of approximately $3,689,000, or 34.2%, as compared to the first quarter of Fiscal 2001. This decrease was primarily attributable to lower sales of single-use cameras.


Gross Profit

Gross profit for the first quarter of Fiscal 2002 was approximately $6,876,000, a decrease of approximately $8,855,000, or 56.3% as compared to the first quarter of Fiscal 2001. Gross profit, expressed as a percentage of sales, decreased to 19.5% for the first quarter of Fiscal 2002 as compared to 25.1% for the first quarter of Fiscal 2001. The decrease in gross profit as a percentage of sales in the first quarter of Fiscal 2002 compared to the first quarter of Fiscal 2001 was mostly attributable to a provision related to inventory of approximately $1,761,000 which was recorded in the first quarter of Fiscal 2002 and related to Polaroid Corporation ("Polaroid") which filed for protection under Chapter 11 of the United States Bankruptcy Code on October 12, 2001. Product development costs for the first quarter of Fiscal 2002 and 2001 were approximately $2,090,000 and $1,505,000, respectively.

The Company's product mix, which historically consisted entirely of reloadable and single use cameras, is expected to continue changing with the introduction of more digital products in the future. Digital products are sold at significantly higher unit prices, but generate lower gross margins as a percentage of sales, than the reloadable and single use cameras the Company has historically sold. Digital products however generate a greater gross profit per unit than reloadable and single use cameras. As a result, as the percentage of digital products in the Company's sales mix increases, gross margins as a percentage of sales can be expected to decrease and average revenue and gross profit per unit can be expected to increase. In addition, as the proportion of the Company's manufacturing product mix represented by digital products increases, the risk of gross profit fluctuations due to digital component availability and related costs will increase. Since component availability can fluctuate and is subject to possible procurement delays and other constraints, it could possibly limit net profit growth and might have a negative impact on sales and gross margins. Additionally, the Company's customer revenue mix between its OEM and RSD customers may fluctuate significantly in the future compared to historical customer revenue mix.

Operating Expenses

Operating expenses, consisting of selling, general and administrative, terminated acquisition costs and interest expense decreased by approximately $799,000, to $8,483,000 for the first quarter of Fiscal 2002 from approximately $9,282,000 for the first quarter of Fiscal 2001. Included in general and administrative costs in the first quarter of Fiscal 2002 was a provision related to accounts receivable of approximately $1,611,000 which related to Polaroid. As a percentage of sales, operating expenses increased to 24.0% for the first quarter of Fiscal 2002 from 14.8% for the first quarter of Fiscal 2001. Excluding the provision of approximately $1,611,000 in the first quarter of Fiscal 2002, and terminated acquisition costs related to a proposed acquisition that was not consummated in the first quarter of Fiscal 2001, operating expenses as a percentage of sales would have been 19.5% for the first quarter of Fiscal 2002 compared to 13.5% for the first quarter of Fiscal 2001.

Selling expenses decreased by approximately $1,055,000, or 30.9%, to approximately $2,357,000 for the first quarter of Fiscal 2002 from approximately $3,412,000 for the first quarter of Fiscal 2001. The decrease was primarily due to a decrease in certain variable selling expenses. As a percentage of sales, selling expenses increased to 6.7% for the first quarter of Fiscal 2002 from 5.4% for the first quarter of Fiscal 2001.

General and administrative expenses increased by approximately $1,046,000, or 23.7%, to approximately $5,464,000 for the first quarter of Fiscal 2002 from approximately $4,418,000 for the first quarter of Fiscal 2001. Excluding the provision of approximately $1,611,000, general and administrative expenses would have been approximately $3,853,000 for the first quarter of Fiscal 2002. The decrease was primarily attributable to lower compensation expense. As a percentage of sales, general and administrative expenses increased to 15.5% for the first quarter of Fiscal 2002 from 7.0% for the first quarter of Fiscal 2001. Excluding the provision of approximately $1,611,000, as a percentage of sales, general and administrative expenses were 10.9% for the first quarter of Fiscal 2002.

Interest expense increased to approximately $662,000 for the first quarter of Fiscal 2002 from approximately $652,000 for the first quarter of Fiscal 2001. Interest expense was in line with the prior year amount as the level of borrowing was approximately the same in the first quarter of Fiscal 2002 compared to the first quarter of Fiscal 2001.

Other Income, Net
-----------------

Other income, net was approximately $599,000 and $314,000 for the first quarter of Fiscal 2002 and Fiscal 2001, respectively. The increase in the first quarter of Fiscal 2002 as compared to the first quarter of Fiscal 2001 was primarily attributable to higher interest income earned in the quarter partially offset by higher foreign exchange losses in the quarter.

Income Taxes
------------

The Company's benefit for income taxes was approximately $139,000 for the first quarter of Fiscal 2002 compared to a tax provision of approximately $558,000 for the first quarter of Fiscal 2001. The benefit was primarily related to a foreign tax loss partially offset by domestic income before income taxes. In general, the effective income tax rate is largely a function of the balance between income and loss from domestic and foreign operations.

Net (Loss) Income
-----------------

As a result of the matters described above, the Company had a net loss of approximately $869,000, or $0.03 per share, for the first quarter of Fiscal 2002 as compared to net income of approximately $6,205,000, or $0.25 per diluted share, for the first quarter of Fiscal 2001. The Company does not anticipate that the loss, of the previously budgeted sales to Polaroid for the remaining three quarters of Fiscal 2002, would affect its business.

Liquidity and Capital Resources
-------------------------------

At September 29, 2001, the Company had working capital of approximately $131,811,000 compared to approximately $131,003,000 at June 30, 2001. Cash provided by operations in the first quarter of Fiscal 2002 was approximately $2,124,000, which was in line with cash provided by operations of approximately $2,272,000 for the first quarter of Fiscal 2001. The changes in cash provided by operating activities for the respective quarters in Fiscal 2002 and Fiscal 2001 were primarily attributable to changes in accounts receivable, inventories, accounts payable and accrued expenses.

Capital expenditures for the first quarter of Fiscal 2002, were approximately $436,000 compared to approximately $1,327,000 for the first quarter of Fiscal 2001. The decrease was primarily the result of significantly reduced expenditures on plant and equipment purchases for the Company's manufacturing facility located in the People's Republic of China.

Cash provided by financing activities was approximately $49,790,000 for the first quarter of Fiscal 2002, which compared unfavorably to cash provided by financing activities of approximately $81,874,000 in the first quarter of Fiscal 2001. The decrease was attributable to the Company's public offering (described more fully below) in September and October 2000. Additionally, in the first quarter of Fiscal 2002, the Company received proceeds of approximately $49,870,000 upon the maturity of short-term investments made in Fiscal 2001.

Public Offering. On September 26, 2000, pursuant to an underwritten public offering, the Company sold 3,900,000 shares of its Common Stock at a price of $23.00 per share. Pursuant to an over-allotment option granted to the underwriters, on October 2, 2000 the Company sold an additional 585,000 shares of Common Stock at a price of $23.00 per share. The net proceeds to the Company of the offering were approximately $96,881,000, after offering costs and underwriting fees of approximately $6,274,000. The net proceeds have been used, or are intended to be used, for the repayment of outstanding indebtedness including capital leases, for capital expenditures and for general corporate and strategic purposes, including working capital and investments in new technologies, product lines and complementary businesses. The remaining net proceeds are currently invested in cash equivalents.

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

Hong Kong Credit Facilities. Concord Camera HK Limited ("Concord HK") has various revolving credit facilities in place providing an aggregate of approximately $33,500,000 in borrowing capacity. Certain of the revolving credit facilities are denominated in Hong Kong dollars. Since 1983 the Hong Kong dollar has been pegged to the United States dollar. The revolving credit facilities are comprised of 1) an approximate $11,000,000 Import Facility, 2) an approximate $2,600,000 Packing Credit and Export Facility, 3) an approximate $1,900,000 Foreign Exchange Facility and 4) an $18,000,000 Accounts Receivable Financing Facility. The $18,000,000 Accounts Receivable Financing Facility is secured by certain account receivables of Concord HK and guaranteed by the Company. The Company also guarantees a significant portion of the remaining $15,500,000 of borrowing capacity. Availability under the Accounts Receivable Financing Facility is subject to advance formulas based on Eligible Accounts Receivable and all the credit facilities are subject to certain financial ratios and covenants. The revolving credit facilities bear interest at variable rates. At September 29, 2001, no amounts were outstanding under the Hong Kong Credit Facilities.

United Kingdom Credit Facility. In November 1999, a United Kingdom subsidiary of the Company, obtained a credit facility (the "UK Facility") in the United Kingdom that is secured by substantially all of the assets of the Company's United Kingdom subsidiary. The UK Facility bears interest at 1.5% above the UK prime lending rate and was principally utilized for working capital needs and allows borrowings of up to approximately $1,000,000. At September 29, 2001, there were no amounts outstanding under the UK Facility.

United States Credit Facilities. In June 2000, Concord Camera Corp. and a U.S. subsidiary each entered into a credit facility (collectively, the "US Facilities") with lenders that provide Concord Keystone Sales Corp. and Concord Camera Corp. with up to $5,000,000 and $2,500,000, respectively, of unsecured working capital. The US Facilities bear interest at 1.75% above the London Interbank Offer Rate ("LIBOR"). No amounts were outstanding under the US Facilities at September 29, 2001.

Common Stock Buyback Program. In February 2001, the Company adopted a Common Stock share repurchase program pursuant to which the Board of Directors allocated up to $10,000,000 for the repurchase of shares of the Company's Common Stock. The Company has not repurchased any shares pending completion of a review of the Company's other capital investment opportunities but continues to believe that the Common Stock is significantly undervalued at current prices and represents an attractive investment opportunity for the Company. As appropriate, the Company intends to act on this opportunity.

Exchange Offer. On August 28, 2001, the Company launched an offer to exchange outstanding stock options with an exercise price of more than $7.00 per share for new options to purchase 75% of the shares subject to the outstanding options at an exercise price of $5.97 per share (the closing price of the Common Stock reported on the NASDAQ National Market on the date the Board of Directors approved the exchange offer.) The exchange offer expired on October 16, 2001. Options to purchase 1,375,876 shares of Common Stock were tendered in the exchange offer and accepted by the Company for cancellation and new options to purchase 1,031,908 shares of Common Stock were issued in exchange therefor. The Company will apply variable accounting for these stock option grants until they are exercised or expire.

Future Cash Commitments. The Company believes that its cash and cash equivalents, short-term investments, anticipated cash flow from operations, and amounts available under its credit facilities will be sufficient to meet its working capital and anticipated capital expenditure needs for the foreseeable future.

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

Terrorist attacks in New York and Washington, D.C. in September of 2001 have disrupted commerce throughout the United States and other parts of the world. The continued threat of terrorism within the United States and abroad and the potential for military action and heightened security measures in response to such threat may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, a general decrease in consumer spending, or our inability to effectively market and sell our products, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long term commercial disruptions or if such activities or responses will have a long term material adverse effect on our business, results of operations or financial condition.

Forward-Looking Statements

The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as: "estimates," "projects," "anticipates," "expects," "intends," "believes," "plans," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors. For a discussion of some of the factors that could cause actual results to differ, please see the discussion under "Risk Factors" contained in the Company's most recent Annual Report filed with the SEC on Form 10-K for the fiscal year ended June 30, 2001 and subsequently filed reports. Management wishes to caution the reader that these forward-looking statements, such as statements regarding the development of the Company's business, the Company's anticipated capital expenditures, projected profits and other statements contained in this report regarding matters that are not historical facts, are only estimates or predictions. No assurance can be given that future results will be achieved. Actual events or results may differ materially as a result of risks facing the Company or actual results differing from the assumptions underlying such statements. In particular, expected revenues could be adversely affected by production difficulties or economic conditions negatively affecting the market for the Company's products. Obtaining the results expected from the introduction of the Company's new products will require timely completion of development, successful ramp-up of full-scale production on a timely basis and customer and consumer acceptance of those products. In addition, the Company's OEM agreements require an ability to meet high quality and performance standards, successful implementation of production at greatly increased volumes and an ability to sustain production at greatly increased volumes, as to all of which there can be no assurance. There also can be no assurance that products under development will be successfully developed or that once developed such products will be commercially successful. Any forward-looking statements contained in this report represent the Company's estimates only as of the date of this report, or as of such earlier dates as are indicated herein, and should not be relied upon as representing its estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, it specifically disclaims any obligation to do so, even if its estimates change.

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

Each of the Company's foreign subsidiaries purchases its inventories in U.S. Dollars and sells them in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. Certain components needed to manufacture cameras are purchased in Japanese Yen. The impact of foreign exchange transactions is reflected in the profit and loss statement. As of September 29, 2001, the Company was not engaged in any hedging activities and there were no forward exchange contracts outstanding. The Company continues to analyze the benefits and costs associated with hedging against foreign currency fluctuations.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------


See Note 6 to the Condensed Consolidated Financial Statements regarding the matter between the Company and Jack C. Benun.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------


(a)  Exhibits


No.      Description                                                   Method of Filing
---      -----------                                                   ----------------
3.1      Certificate of Incorporation, as amended        Incorporated by reference to the Company's annual
         through May 9, 2000                             report on Form 10-K for the year ended July 1, 2000.


3.2      Restated By-Laws, as amended through            Incorporated by reference to the Company's
         December 21, 2000                               quarterly report on Form 10-Q for the quarter ended
                                                         December 30, 2000.




(b) Reports on Form 8-K

The registrant did not file any reports on Form 8-K during the quarter ended September 29, 2001.

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


                              CONCORD CAMERA CORP.
                              --------------------
                                  (Registrant)


                            BY: /s/ Harlan I. Press
                                -------------------
                                  (Signature)

                                Harlan I. Press
                          Vice President and Treasurer

                  DULY AUTHORIZED AND CHIEF ACCOUNTING OFFICER
                             DATE: October 29, 2001