Form 10-Q/A
period 2001-09-29
CONCORD CAMERA CORP
filed 2001-12-18
CIK 831861

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 29, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ___________

                         Commission file number 0-17038

                              Concord Camera Corp.
                              --------------------
             (Exact name of registrant as specified in its charter)



                New Jersey                                     13-3152196
     -------------------------------                        ----------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)


       4000 Hollywood Blvd. Suite 650N, Hollywood, Florida        33021
       ---------------------------------------------------      ---------
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


     Yes  [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, no par value: 27,414,208 shares as of October 17, 2001

================================================================================

                                      Index


                                                                        Page No.
                                                                        --------
Part I. Financial Information

  Item 1. Financial Statements (Unaudited)

           Condensed consolidated balance sheets as of September 29, 2001
                and June 30, 2001                                              2

           Condensed consolidated statements of operations for the three
                months ended September 29, 2001 and September 30, 2000         3

           Condensed consolidated statements of cash flows for the three
                months ended September 29, 2001 and September 30, 2000         4

           Notes to condensed consolidated financial statements                5

  Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        8

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk          13

Part II. Other Information

  Item 1.  Legal Proceedings                                                  14

  Item 6.  Exhibits and Reports on Form 8-K                                   14

PART I. FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

                                                               September 29, 2001  June 30, 2001
                                                               ------------------  -------------
                                                                   (Unaudited)        (Note 1)
                                                                  (as restated)
                               Assets
Current Assets:
     Cash and cash equivalents                                    $ 108,953,316    $  57,474,828
     Short-term investments                                                  --       49,869,567
     Accounts receivable, net                                        16,602,108       25,253,614
     Inventories                                                     33,099,276       30,766,198
     Prepaid expenses and other current assets                        2,801,407        4,128,858
                                                                  -------------    -------------
                  Total current assets                              161,456,107      167,493,065
Property, plant and equipment, net                                   23,471,608       24,396,407
Goodwill, net                                                         3,720,693        3,720,528
Other assets                                                         19,725,299       18,055,713
                                                                  -------------    -------------
Total assets                                                      $ 208,373,707    $ 213,665,713
                                                                  =============    =============

            Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable                                             $  15,160,549    $  17,991,337
     Accrued expenses                                                13,032,288       15,447,170
     Current portion of obligations under capital leases                294,709          503,547
     Other current liabilities                                        1,557,713        2,547,719
                                                                  -------------    -------------
                  Total current liabilities                          30,045,259       36,489,773
Senior notes                                                         14,917,859       14,912,501
Other long-term liabilities                                          10,209,857        7,926,290
                                                                  -------------    -------------
Total liabilities                                                    55,172,975       59,328,564
Commitments and contingencies
Stockholders' equity:
     Blank check preferred stock, no par value
       1,000,000 shares authorized, none issued                              --               --
     Common stock, no par value, 100,000,000 shares
         authorized; 28,956,734 and 28,911,734 shares issued as
         of September 29, 2001 and June 30, 2001, respectively      140,384,441      140,255,065
     Paid-in capital                                                  4,321,856        4,321,856
     Retained earnings                                               12,646,192       13,914,908
     Notes receivable arising from common stock purchase
       agreements                                                       (14,619)         (17,542)
                                                                  -------------    -------------
                                                                    157,337,870      158,474,287
Less: treasury stock, at cost, 1,542,526 shares                      (4,137,138)      (4,137,138)
                                                                  -------------    -------------
Total stockholders' equity                                          153,200,732      154,337,149
                                                                  -------------    -------------
Total liabilities and stockholders' equity                        $ 208,373,707    $ 213,665,713
                                                                  =============    =============

  See accompanying notes.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

                                                     For the three months ended
                                                     --------------------------
                                                September 29, 2001  September 30, 2000
                                                ------------------  ------------------
                                                   (as restated)
Net sales                                          $ 33,588,870       $ 62,722,902
Cost of products sold                                27,142,810         46,991,665
                                                   ------------       ------------

Gross profit                                          6,446,060         15,731,237

Selling expenses                                      2,356,789          3,411,781

General and administrative expenses                   5,463,958          4,418,130

Terminated acquisition costs                                 --            800,207

Interest expense                                        661,701            651,611

Other income, net                                       599,302            314,433
                                                   ------------       ------------

(Loss) income before income taxes                    (1,437,086)         6,763,941

(Benefit) provision for income taxes                   (168,370)           558,232
                                                   ------------       ------------

Net (loss) income                                  $ (1,268,716)      $  6,205,709
                                                   ============       ============

Basic (loss) earnings per share                    $       (.05)      $        .28
                                                   ============       ============

Diluted (loss) earnings per share                  $       (.05)      $        .25
                                                   ============       ============
Weighted average
   common shares outstanding-basic                   27,412,724         22,427,340

Effect of dilutive securities-stock options                  --          2,389,012
                                                   ------------       ------------
Weighted average
   common shares and assumed conversions-diluted     27,412,724         24,816,352
                                                   ============       ============



See accompanying notes.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                          For the three months ended
                                                          --------------------------
                                                     September 29, 2001  September 30,2000
                                                     ------------------  -----------------
                                                       (as restated)
Cash flows from operating activities:
Net (loss) income                                       $  (1,268,716)   $   6,205,709
 Adjustments to reconcile net (loss) income
      to net cash provided by operating activities:
   Depreciation and amortization                            1,365,868        1,231,111
   Non cash compensation expense                               22,924          168,528
   Provision for bad debt                                   1,610,871               --
   Provision on inventory                                   1,761,274               --
  Changes in operating assets and liabilities:
  Accounts receivable                                       7,040,633           17,836
  Inventories                                              (4,094,352)      (6,212,760)
  Prepaid expenses and other current assets                 1,327,452        1,047,301
  Other assets                                             (1,689,586)      (1,754,961)
  Accounts payable                                         (2,830,788)         124,046
  Accrued expenses                                         (2,414,885)       1,652,370
  Other current liabilities                                  (990,005)        (271,722)
  Other long-term liabilities                               2,283,298           64,202
                                                        -------------    -------------
Net cash provided by operating activities                   2,123,988        2,271,660
                                                        -------------    -------------
Cash flows from investing activities:
 Purchases of property, plant and equipment                  (435,607)      (1,326,574)
                                                        -------------    -------------
Net cash used in investing activities                        (435,607)      (1,326,574)
                                                        -------------    -------------
Cash flows from financing activities:
 Proceeds from short-term investments                      49,869,567               --
 Net repayments under short-term debt
     agreements                                                    --         (854,934)
 Principal repayments under capital lease obligations        (208,836)      (1,377,915)
Net proceeds from issuance of common stock                    129,376       84,106,788
                                                        -------------    -------------
Net cash provided by financing activities                  49,790,107       81,873,939
                                                        -------------    -------------
Net increase in cash and cash equivalents                  51,478,488       82,819,025

Cash and cash equivalents at beginning of period           57,474,828       24,390,294
                                                        -------------    -------------

Cash and cash equivalents at end of period              $ 108,953,316    $ 107,209,319
                                                        =============    =============

See accompanying notes.

                      CONCORD CAMERA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 29, 2001
                                   (Unaudited)

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

Subsequent to the issuance of the Company's unaudited condensed consolidated financial statements as of and for the quarter ended September 29, 2001, the Company determined that revenue from certain shipments to a customer will be recognized in future periods as and when payments are received since expected payments may be received over an extended period. Payment in full is guaranteed by the customer. Accordingly, the accompanying condensed consolidated financial statements as of and for the quarter ended September 29, 2001, have been restated to reflect the change in accounting. The effect of the restatement was a reduction of revenues of approximately $1,699,000 to $33,589,000 and an increase in the net loss of approximately $401,000, or $0.02 per share, to approximately $1,269,000, or $0.05 per share, respectively.


Note 2 - Cash

The Company has a cash management program that provides for the investment of excess cash balances into cash equivalents, which are highly liquid investments with a maturity of three months or less that are readily convertible into known amounts of cash. These investments consist primarily of U.S. treasury bills, money market funds, and U.S. federal agency securities.

Note 3 - Inventories

Inventories are comprised of the following:

                                    September 29, 2001     June 30, 2001
                                    ------------------     -------------

         Raw materials and components   $20,421,077         $23,987,935
         Finished goods                  12,678,199           6,778,263
                                        -----------         -----------

                                        $33,099,276         $30,766,198
                                        ===========         ===========


Note 4 - Supplemental Disclosures of Cash Flow Information:

                                           For the three months ended
                                           --------------------------
                                     September 29, 2001   September 30, 2000
                                     ------------------   ------------------

         Cash paid for interest            $441,891            $539,373
                                           ========            ========
         Cash paid for income taxes        $  1,000            $195,524
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

                                   Accrued Balance                 Accrued Balance
                                    June 30, 2001      Payments   September 29, 2001
                                   ---------------    ----------  ------------------
Personnel Redundancy                  $1,000,000      $  298,000      $  702,000
Facilities Consolidation                 400,000           4,000         396,000
                                      ----------      ----------      ----------
                                      $1,400,000      $  302,000      $1,098,000
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

On October 12, 2001, Polaroid filed for protection under Chapter 11 of the United States Bankruptcy Code. Accordingly, the Company recorded provisions for its pre and post petition financial exposure associated with accounts receivable and inventory related to Polaroid at September 29, 2001. The provisions were approximately $1,611,000 and $1,761,000, respectively. See Note 5 - Restructuring Initiatives and Other Charges. The Company does not anticipate that the loss, of the previously budgeted sales to Polaroid for the remaining three quarters of Fiscal 2002, will affect its business. See Note 5 - Restructuring Initiatives and Other Charges.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

Three months ended September 29, 2001 compared to the three months ended September 30, 2000 (as restated)

Revenues

Revenues for the first quarter of Fiscal 2002 were approximately $33,589,000, a decrease of approximately $29,134,000, or 46.4%, as compared to revenues for the first quarter of Fiscal 2001. The decrease in sales resulted principally from decreases in sales to original equipment manufacture ("OEM") customers partially offset by increases in sales to new and existing retail sales and distribution ("RSD") customers. The increase in RSD sales was primarily due to increased sales to new and existing RSD customers of single-use and digital camera products. RSD customer sales for the first quarter of Fiscal 2002 were approximately $22,054,000, an increase of approximately $2,096,000, or 10.5%, as compared to the first quarter of Fiscal 2001. OEM sales for the first quarter of Fiscal 2002 were approximately $11,535,000, a decrease of approximately $31,230,000, or 73.0%, as compared to the first quarter of Fiscal 2001.

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

Sales of the Company's operations in the United States, Latin America and Canada ("Concord Americas") for the first quarter of Fiscal 2002, including FOB Hong Kong sales to customers in the Americas, were approximately $14,911,000, an increase of approximately $5,751,000, or 62.8%, as compared to the first quarter of Fiscal 2001. The increase was primarily due to successful implementation of new programs with new and existing customers, increased market share from existing customers and the positive sell through of certain new and existing products.

Sales of the Company's operations in Europe ("Concord Europe") for the first quarter of Fiscal 2002, including FOB Hong Kong sales to customers in Europe, were approximately $7,101,000, a decrease of approximately $3,689,000, or 34.2%, as compared to the first quarter of Fiscal 2001. This decrease was primarily attributable to lower sales of single-use cameras.


Gross Profit

Gross profit for the first quarter of Fiscal 2002 was approximately $6,446,000, a decrease of approximately $9,285,000, or 59.0% as compared to the first quarter of Fiscal 2001. Gross profit, expressed as a percentage of sales, decreased to 19.2% for the first quarter of Fiscal 2002 as compared to 25.1% for the first quarter of Fiscal 2001. The decrease in gross profit as a percentage of sales in the first quarter of Fiscal 2002 compared to the first quarter of Fiscal 2001 was mostly attributable to a provision related to inventory of approximately $1,761,000 which was recorded in the first quarter of Fiscal 2002 and was related to Polaroid Corporation ("Polaroid") which filed for protection under Chapter 11 of the United States Bankruptcy Code on October 12, 2001. Product development costs for the first quarter of Fiscal 2002 and 2001 were approximately $2,090,000 and $1,505,000, respectively.

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

Operating Expenses

Operating expenses, consisting of selling, general and administrative, terminated acquisition costs and interest expense decreased by approximately $799,000, to $8,483,000 for the first quarter of Fiscal 2002 from approximately $9,282,000 for the first quarter of Fiscal 2001. Included in general and administrative costs in the first quarter of Fiscal 2002 was a provision related to accounts receivable of approximately $1,611,000 which related to Polaroid. As a percentage of sales, operating expenses increased to 25.3% for the first quarter of Fiscal 2002 from 14.8% for the first quarter of Fiscal 2001. Excluding the provision of approximately $1,611,000 in the first quarter of Fiscal 2002, and terminated acquisition costs related to a proposed acquisition that was not consummated in the first quarter of Fiscal 2001, operating expenses as a percentage of sales would have been 20.5% for the first quarter of Fiscal 2002 compared to 13.5% for the first quarter of Fiscal 2001.

Selling expenses decreased by approximately $1,055,000, or 30.9%, to approximately $2,357,000 for the first quarter of Fiscal 2002 from approximately $3,412,000 for the first quarter of Fiscal 2001. The decrease was primarily due to a decrease in certain variable selling expenses. As a percentage of sales, selling expenses increased to 7.0% for the first quarter of Fiscal 2002 from 5.4% for the first quarter of Fiscal 2001.

General and administrative expenses increased by approximately $1,046,000, or 23.7%, to approximately $5,464,000 for the first quarter of Fiscal 2002 from approximately $4,418,000 for the first quarter of Fiscal 2001. Excluding the provision of approximately $1,611,000, general and administrative expenses would have been approximately $3,853,000 for the first quarter of Fiscal 2002. The decrease was primarily attributable to lower compensation expense. As a percentage of sales, general and administrative expenses increased to 16.3% for the first quarter of Fiscal 2002 from 7.0% for the first quarter of Fiscal 2001. Excluding the provision of approximately $1,611,000, as a percentage of sales, general and administrative expenses were 11.5% for the first quarter of Fiscal 2002.

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

Income Taxes

The Company's benefit for income taxes was approximately $168,000 for the first quarter of Fiscal 2002 compared to a tax provision of approximately $558,000 for the first quarter of Fiscal 2001. The benefit was primarily related to a foreign tax loss partially offset by domestic income before income taxes. In general, the effective income tax rate is largely a function of the balance between income and loss from domestic and foreign operations.

Net (Loss) Income

As a result of the matters described above, the Company had a net loss of approximately $1,269,000, or $0.05 per share, for the first quarter of Fiscal 2002 as compared to net income of approximately $6,205,000, or $0.25 per diluted share, for the first quarter of Fiscal 2001. The Company does not anticipate that the loss, of the previously budgeted sales to Polaroid for the remaining three quarters of Fiscal 2002, will affect its business.

Liquidity and Capital Resources

At September 29, 2001, the Company had working capital of approximately $131,411,000 compared to approximately $131,003,000 at June 30, 2001. Cash provided by operations in the first quarter of Fiscal 2002 was approximately $2,124,000, which was in line with cash provided by operations of approximately $2,272,000 for the first quarter of Fiscal 2001. The changes in cash provided by operating activities for the respective quarters in Fiscal 2002 and Fiscal 2001 were primarily attributable to changes in accounts receivable, inventories, accounts payable and accrued expenses.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings


See Note 6 to the Condensed Consolidated Financial Statements regarding the matter between the Company and Jack C. Benun.


Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits


No. Description                                 Method of Filing
--- -----------                                 ----------------

3.1 Certificate of Incorporation,   Incorporated by reference to the Company's
    as amended through May 9, 2000  annual report on Form 10-K for the year ended July 1, 2000.

3.2 Restated By-Laws, as amended    Incorporated by reference to the Company's
    through December 21, 2000       quarterly report on Form 10-Q for the
                                    quarter ended December 30, 2000.


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


                              CONCORD CAMERA CORP.
                              --------------------
                                  (Registrant)


                             BY: /s/_Harlan I. Press
                              --------------------
                                   (Signature)

                                 Harlan I. Press
                          Vice President and Treasurer

                  DULY AUTHORIZED AND CHIEF ACCOUNTING OFFICER
                             DATE: December 18, 2001