Form 10-Q
period 2001-12-29
CONCORD CAMERA CORP
filed 2002-02-12
CIK 831861

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-        EXCHANGE ACT OF 1934

         For the quarterly period ended December 29, 2001

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to ___________


                         Commission file number 0-17038
                                                -------

                              Concord Camera Corp.
                              --------------------
             (Exact name of registrant as specified in its charter)


                   New Jersey                     13-3152196
             ----------------------         ----------------------
        (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organization)       Identification No.)


      4000 Hollywood Blvd. 6th Floor, North Tower, Hollywood, Florida 33021
      ---------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  954/331-4200
                   ------------------------------------------
              (Registrant's telephone number, including area code)


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

      Common Stock, no par value -27,440,708 shares as of February 6, 2002
      --------------------------------------------------------------------
================================================================================

                                      Index

                      Concord Camera Corp. and Subsidiaries

                                                                                                     Page No.
                                                                                                     --------
Part I. Financial Information

  Item   1.       Financial Statements (Unaudited)

                    Condensed consolidated balance sheets as of December 29, 2001 and June 30, 2001       2

                    Condensed consolidated statements of operations for the three and                     3
                      six months ended December 29, 2001 and December 30, 2000

                    Condensed consolidated statements of cash flows for the six months ended              4
                      December 29, 2001 and December 30, 2000

                    Notes to condensed consolidated financial statements                                  5

  Item 2.         Management's Discussion and Analysis of Financial Condition                             9
                    and Results of Operations

  Item 3.         Quantitative and Qualitative Disclosure About Market Risk                              17

Part II. Other Information

  Item 1.         Legal Proceedings                                                                      18

  Item 6.         Exhibits and Reports on Form 8-K                                                       18

PART I. FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

                                                                                December 29, 2001               June 30, 2001
                                                                               --------------------          --------------------
                                                                                   (Unaudited)                     (Note 1)

                               Assets
Current Assets:
     Cash and cash equivalents                                                 $        113,327,368          $         57,474,828
     Short-term investments                                                                    --                      49,869,567
     Accounts receivable, net                                                            22,757,259                    25,253,614
     Inventories                                                                         30,860,301                    30,766,198
     Prepaid expenses and other current assets                                            3,585,148                     4,128,858
                                                                               --------------------          --------------------
                  Total current assets                                                  170,530,076                   167,493,065
Property, plant and equipment, net                                                       22,199,604                    24,396,407
Goodwill, net                                                                             3,720,528                     3,720,528
Other assets                                                                             18,614,929                    18,055,713
                                                                               --------------------          --------------------
Total assets                                                                   $        215,065,137          $        213,665,713
                                                                               ====================          ====================

            Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable                                                          $         16,564,768          $         17,991,337
     Accrued expenses                                                                    15,592,271                    15,447,170
     Short-term debt                                                                      3,778,483                          --
     Current portion of obligations under capital leases                                    115,360                       503,547
     Other current liabilities                                                            2,608,238                     2,547,719
                                                                               --------------------          --------------------
                  Total current liabilities                                              38,659,120                    36,489,773
Senior notes                                                                             14,923,216                    14,912,501
Other long-term liabilities                                                               8,582,359                     7,926,290
                                                                               --------------------          --------------------
Total liabilities                                                                        62,164,695                    59,328,564
Commitments and contingencies
Stockholders' equity:
     Blank check preferred stock, no par value
         1,000,000 shares authorized, none issued                                                --                            --
     Common stock, no par value, 100,000,000 shares
         authorized; 28,975,734 and 28,911,734 shares issued as
         of December 29, 2001 and June 30, 2001, respectively                           140,412,165                   140,255,065
     Paid-in capital                                                                      5,834,832                     4,321,856
     Deferred stock-based compensation                                                     (298,408)                         --
     Retained earnings                                                                   11,091,596                    13,914,908
     Notes receivable arising from common stock purchase
         agreements                                                                          (2,605)                      (17,542)
                                                                               --------------------          --------------------
                                                                                        157,037,580                   158,474,287
Less: treasury stock, at cost, 1,542,526 shares                                          (4,137,138)                   (4,137,138)
                                                                               --------------------          --------------------
Total stockholders' equity                                                              152,900,442                   154,337,149
                                                                               --------------------          --------------------
Total liabilities and stockholders' equity                                     $        215,065,137          $        213,665,713
                                                                               ====================          ====================

  See accompanying notes.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

                                                       For the three months ended                  For the six months ended
                                                ----------------------------------------    ----------------------------------------
                                                December 29, 2001     December 30, 2000     December 29, 2001     December 30, 2000
                                                ------------------    ------------------    ------------------    ------------------


Net sales                                       $       39,266,238    $       58,125,547    $       72,152,959    $      119,408,895
Cost of products sold                                   31,938,549            45,512,670            59,081,360            92,504,335
                                                ------------------    ------------------    ------------------    ------------------

Gross profit                                             7,327,689            12,612,877            13,071,599            26,904,560

Selling expenses                                         1,499,282             2,605,206             3,153,921             4,577,433

General and administrative expenses                      6,717,393             4,344,956            12,181,350             8,763,086

Variable stock-based compensation expenses               1,655,582                 --                1,655,582                   --

Terminated acquisition costs                                  --                    --                    --                 800,207

Interest expense                                           633,428               591,779             1,295,129             1,243,390

Other income, net                                        1,763,883             2,203,914             2,363,185             2,518,347
                                                ------------------    ------------------    ------------------    ------------------

Income (loss) before income taxes                       (1,414,113)            7,274,850            (2,851,198)           14,038,791

Provision (benefit) for income taxes                       140,481               487,499               (27,887)            1,045,731
                                                ------------------    ------------------    ------------------    ------------------

Net income (loss)                               $       (1,554,594)   $        6,787,351    $       (2,823,311)   $       12,993,060
                                                ==================    ==================    ==================    ==================


Basic earnings (loss) per share                 $             (.06)   $              .25    $             (.10)   $              .52
                                                ==================    ==================    ==================    ==================

Diluted earnings (loss) per share               $             (.06)   $              .23    $             (.10)   $              .47
                                                ==================    ==================    ==================    ==================

Weighted average
   common shares outstanding-basic                      27,421,023            26,954,034            27,416,897            24,995,736

Dilutive effect of stock options                              --               2,935,042                  --               2,838,724
                                                ------------------    ------------------    ------------------    ------------------

Weighted average
   common shares outstanding-diluted                    27,421,023            29,889,076            27,416,897            27,834,460
                                                ==================    ==================    ==================    ==================


See accompanying notes.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                            For the six months ended
                                                                               --------------------------------------------------
                                                                                December 29, 2001             December 30, 2000
                                                                               --------------------          --------------------

Cash flows from operating activties:
Net income (loss)                                                              $         (2,823,311)         $         12,993,060
 Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
   Depreciation and amortization                                                          2,988,819                     2,689,648
   Non-cash compensation expense                                                          1,655,582                       256,169
   Provision on inventory                                                                 1,761,274                          --
   Provision on accounts receivable                                                       2,570,871                          --
 Changes in operating assets and liabilities:
      Accounts receivable                                                                   (74,521)                      (92,159)
      Inventories                                                                        (1,855,377)                   (3,966,558)
      Prepaid expenses and other current assets                                             543,711                     1,159,885
      Other assets                                                                       (1,000,230)                   (1,933,184)
      Accounts payable                                                                   (1,426,565)                     (243,405)
      Accrued expenses                                                                      145,098                    (2,206,056)
      Other current liabilities                                                              58,881                      (300,274)
      Other long-term liabilities                                                           655,909                        93,327
                                                                               --------------------          --------------------
 Net cash provided by operating activities                                                3,200,141                     8,450,453
                                                                               --------------------          --------------------

Cash flows from investing activities:
 Proceeds from short-term investments                                                    49,869,567                          --
 Purchases of property, plant and equipment                                                (775,296)                   (4,393,996)
                                                                               --------------------          --------------------
Net cash provided by (used in) investing activities                                      49,094,271                    (4,393,996)
                                                                               --------------------          --------------------

Cash flows from financing activities:
 Net (repayments) borrowings under short-term debt
     agreements                                                                           3,780,120                    (2,304,098)
Principal repayments under capital lease obligations                                       (388,184)                   (1,569,461)
Net proceeds from issuance of common stock                                                  166,192                    97,467,488
                                                                               --------------------          --------------------
Net cash provided by financing activities                                                 3,558,128                    93,593,929
                                                                               --------------------          --------------------
Net increase in cash and cash equivalents                                                55,852,540                    97,650,386

Cash and cash equivalents at beginning of period                                         57,474,828                    24,390,294
                                                                               --------------------          --------------------

Cash and cash equivalents at end of period                                     $        113,327,368          $        122,040,680
                                                                               ====================          ====================



See accompanying notes.

                      CONCORD CAMERA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 29, 2001
                                   (Unaudited)

Note 1 - General


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 29, 2001 ("First Half Fiscal 2002") are not necessarily indicative of the results that may be expected for the fiscal year ending June 29, 2002 ("Fiscal 2002"). The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain amounts have been reclassified to conform to the current presentation. See Note 7 - Recent Accounting Pronouncements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

Concord Camera Corp. (the "Company") operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, German Mark, British Pound Sterling, French Franc and Japanese Yen. The majority of the Company's foreign subsidiaries' sales and inventory purchases are made or denominated in U.S. Dollars. Accordingly, the U.S. Dollar is the functional currency. However, certain sales to customers and purchases of certain components and services needed to manufacture cameras are made in local currency, thereby creating exposure to fluctuations in foreign currency exchange rates. The impact of foreign currency exchange transactions is reflected in the statement of operations. The Company continues to analyze the benefits and costs associated with hedging against foreign currency fluctuations. As of December 29, 2001, the Company was not engaged in any hedging activities and there were no forward exchange contracts outstanding.


Note 2 - Cash

The Company has a cash management program that provides for the investment of excess cash balances into cash equivalents, which are highly liquid investments with a maturity of three months or less that are readily convertible into known amounts of cash. These investments consist primarily of U.S. treasury bills, money market funds, and U.S. federal agency securities.


Note 3 - Inventories

Inventories are comprised of the following:

                                                                              December 29, 2001               June 30, 2001
                                                                             --------------------          --------------------

         Raw materials and components                                        $         14,309,274          $         23,987,935
         Finished goods                                                                16,551,027                     6,778,263
                                                                             --------------------          --------------------

                                                                             $         30,860,301          $         30,766,198
                                                                             ====================          ====================

Note 4 - Supplemental Disclosures of Cash Flow Information:

                                                                                        For the six months ended
                                                                             --------------------------------------------------
                                                                              December 29, 2001             December 30, 2000
                                                                             --------------------          --------------------

         Cash paid for interest                                              $            879,000          $            997,353
                                                                             ====================          ====================
         Cash paid for income taxes                                          $            495,000          $          1,405,219
                                                                             ====================          ====================


Note 5 - Restructuring Initiatives and Other Charges

During the fourth quarter of the fiscal year ended June 30, 2001 ("Fiscal 2001"), the Company announced a restructuring and cost containment initiative ("Restructuring Initiative") to improve its competitiveness and operating efficiency and to reduce its cost structure. The Restructuring Initiative, which is expected to be fully implemented by the end of Fiscal 2002, consists of facilities consolidation, the shut down of the Company's single use camera short run labeling facility in the United States, and the reduction of the worldwide workforce (outside of the People's Republic of China) by approximately 71 employees primarily employed in manufacturing, engineering, sales and marketing and administration functions. The Company has also reduced its manufacturing workforce in the PRC by approximately 2,000 workers. Costs accrued for the Restructuring Initiative were approximately $1,400,000, which was comprised of approximately $400,000 related to the shut down of facilities and approximately $1,000,000 related to personnel termination costs. During the First Half Fiscal 2002, the Company implemented elements of its Restructuring Initiative and incurred approximately $604,000 in payments related to personnel redundancy costs and facilities consolidation. The balance of the restructuring accrual of approximately $796,000 was included under the caption accrued expenses in the accompanying condensed consolidated balance sheet at December 29, 2001. The table below summarizes the balance of the accrued Restructuring Initiative expenses and the movement in that accrual as of and for the First Half Fiscal 2002:

                                                 Accrued Balance        First Quarter         Second Quarter       Accrued Balance
                                                  June 30, 2001            Payments              Payments         December 29, 2001
                                                ------------------    ------------------    ------------------    ------------------

Personnel redundancy                            $        1,000,000    $          298,000    $          116,000    $          586,000
Facilities consolidation                                   400,000                 4,000               186,000               210,000
                                                ------------------    ------------------    ------------------    ------------------
                                                $        1,400,000    $          302,000    $          302,000    $          796,000
                                                ==================    ==================    ==================    ==================

During the first quarter of Fiscal 2002, the Company recognized a provision related to accounts receivable of approximately $1,611,000, and a provision related to inventory of approximately $1,761,000. Both of these provisions related to Polaroid Corporation ("Polaroid"), which filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 12, 2001, and were included in general and administrative expenses and cost of sales, respectively, in the accompanying condensed consolidated statement of operations for Fiscal 2002. The Company does not anticipate that the loss of the previously budgeted sales to Polaroid for the remaining two quarters of Fiscal 2002, will materially affect its results of operations for those periods.

During the second quarter of Fiscal 2002, the Company recognized a provision related to accounts receivable of $960,000 associated with Kmart Corporation ("Kmart"), which filed for protection under Chapter 11 of the U.S. Bankruptcy Code on January 22, 2002. The provision was included in general and administrative expenses in the accompanying condensed consolidated statements of operations for the quarter and six months ended December 29, 2001. See Note 10-Subsequent Event.

Note 6 - Litigation

All of the Company's litigation and arbitration proceedings with its former chief executive officer, Jack C. Benun ("Benun"), have been concluded. In early October 2001, the Company realized the award of $1,133,246 plus $45,175 of post award interest for a total of $1,178,421 and a total of $202,740 was remitted to Benun in payment of a loan previously made by Benun to the Company. The award was recorded as other income and included under the caption other income, net in the accompanying condensed consolidated statements of operations for the quarter and six months ended December 29, 2001. As a result of the foregoing, the New Jersey action instituted by Benun was dismissed with prejudice.

The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company's management, the resolution of such matters will not have a material adverse effect on its financial position or results of operations.


Note 7 - Recent Accounting Pronouncements

Emerging Issues Task Force ("EITF") Issue No. 00-25, Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer, addresses the operating statement classification of consideration between a vendor and a retailer. By adopting EITF 00-25, lower sales, lower gross margins and lower selling expenses are reported as certain variable selling expenses which have been historically classified as operating expenses are reclassified as a reduction of net sales. The Company adopted EITF 00-25 in its second quarter of Fiscal 2002 which resulted in approximately $960,000 and $820,000 of variable selling expenses, consisting principally of promotional allowances, being reclassified as a reduction of net sales, and a corresponding reduction of gross profit for the quarters ended December 29, 2001 and December 30, 2000, respectively. The Company also reclassified approximately $1,663,000 and $2,259,000 of variable selling expenses, consisting principally of promotional allowances, for the six months ended December 29, 2001 and December 30, 2000, respectively, as a reduction of net sales.

On June 29, 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001, eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of indefinite-lived intangible assets and goodwill, and initiates an annual review of these assets for impairment. Identifiable intangible assets with determinable, useful lives will continue to be amortized. In accordance with SFAS No. 142, effective July 1, 2001, the Company ceased amortization of its remaining net goodwill balances. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company is required to perform an impairment test of its existing goodwill based on a fair value concept within the first six months following adoption of SFAS No. 142. The Company completed step one of the impairment test under SFAS No. 142, and it is management's assessment that goodwill impairment does not exist. The accounting standard requires that a reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of the goodwill amortization net of related tax effect be presented. Because the goodwill amortization is immaterial, no reconciliation is presented.


Note 8 - Exchange Offer

On August 28, 2001, the Company launched an offer to exchange outstanding stock options with an exercise price of more than $7.00 per share for new options to purchase 75% of the shares subject to the outstanding options at an exercise price of $5.97 per share (the closing price of the Common Stock as reported on the NASDAQ National Market on the date the Board of Directors approved the exchange offer.) The exchange offer expired on October 16, 2001. Options to purchase 1,375,876 shares of Common Stock were tendered in the exchange offer and accepted by the Company for cancellation and new options to purchase 1,031,908 shares of Common Stock were issued in exchange therefor. As a result of the exchange offer, the Company is required to apply variable accounting for these stock option grants until the options are exercised, cancelled or expired. Accordingly, for the quarter ended December 29, 2001, the Company incurred approximately $1,656,000 principally related to non-cash stock option compensation expense which was included as variable stock-based compensation expenses in the accompanying condensed consolidated statements of operations for the three and six months ended December 29, 2001, with a corresponding offset to Paid-in capital in the accompanying condensed consolidated balance sheet as of December 29, 2001.

Note 9 - Commitment

On October 8, 2001, the Company committed $1,000,000 as a charitable contribution to relief efforts for victims of the September 11 Attack on America as well as an additional $63,000 to match contributions made by members of its Board of Directors and its employees for a total commitment of $1,063,000 which was included in general and administrative expenses for the three and six months ended December 29, 2001 in the accompanying condensed consolidated statements of operations. The Company expects to fund its commitment by the end of Fiscal 2002.


Note 10 - Subsequent Event

On January 22, 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code. Accordingly, the Company recorded a $960,000 provision for its pre-petition financial exposure associated with its accounts receivable from Kmart at December 29, 2001. See Note 5 - Restructuring Initiatives and Other Charges.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Effective with its second quarter of the fiscal year ended June 29, 2002 ("Fiscal 2002"), the Company adopted Emerging Issues Task Force ("EITF") Issue No. 00-25, Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer, which addresses the operating statement classification of consideration between a vendor and a retailer. Consequently, for all historical periods presented and for all future periods, the Company will report lower sales, lower gross margins and lower selling expenses as certain variable selling expenses which have been historically classified as operating expenses are reclassified as a reduction of net sales. Accordingly, the Company reclassified approximately $960,000 and $820,000 of variable selling expenses, consisting principally of promotional allowances, as a reduction of net revenues, and a corresponding reduction of gross profit for the second quarter of Fiscal 2002 and the second quarter of the fiscal year ended June 30, 2001 ("Fiscal 2001"), respectively. The Company also reclassified approximately $1,663,000 and $2,259,000 of variable selling expenses, consisting principally of promotional allowances, for the first two quarters of Fiscal 2002 and Fiscal 2001, respectively, as a reduction of net sales.


Quarter ended December 29, 2001 compared to the quarter ended December 30, 2000

Revenues

Revenues for the second quarter of Fiscal 2002 were approximately $39,266,000, a decrease of approximately $18,860,000, or 32.4%, as compared to revenues for the second quarter of Fiscal 2001. The decrease in sales resulted principally from decreases in sales to original equipment manufacture ("OEM") customers partially offset by increases in sales to new and existing retail sales and distribution ("RSD") customers. The increase in RSD sales was primarily due to increased sales to new and existing RSD customers of single-use and digital camera products. RSD customer sales for the second quarter of Fiscal 2002 were approximately $29,585,000, an increase of approximately $2,552,000, or 9.4%, as compared to the second quarter of Fiscal 2001. OEM sales for the second quarter of Fiscal 2002 were approximately $9,681,000, a decrease of approximately $21,412,000, or 68.9%, as compared to the second quarter of Fiscal 2001.

Sales of the Company's operations in Asia ("Concord Asia") for the second quarter of Fiscal 2002, excluding FOB Hong Kong sales to its customers in the Americas and Europe of approximately $12,611,000, were approximately $10,142,000, a decrease of approximately $20,991,000, or 67.4%, as compared to the second quarter of Fiscal 2001. The decrease was primarily due to the loss in Fiscal 2002 of an OEM customer that purchased digital product from the Company in the second quarter of Fiscal 2001, partially offset by increases in sales to new and existing OEM customers.

Sales of the Company's operations in the United States, Latin America and Canada ("Concord Americas"), which were all RSD sales, for the second quarter of Fiscal 2002, including FOB Hong Kong sales to customers in the Americas, were approximately $22,115,000, an increase of approximately $1,751,000, or 8.6%, as compared to the second quarter of Fiscal 2001. The increase was primarily due to successful implementation of new programs with new and existing customers, increased market share from existing customers and the positive sell through of certain new and existing products.

Sales of the Company's operations in Europe ("Concord Europe"), which were all RSD sales, for the second quarter of Fiscal 2002, including FOB Hong Kong sales to customers in Europe, were approximately $7,009,000, an increase of approximately $380,000, or 5.7%, as compared to the second quarter of Fiscal 2001. This increase was primarily attributable to higher sales of single-use and digital cameras.

Gross Profit

Gross profit for the second quarter of Fiscal 2002 was approximately $7,327,000, a decrease of approximately $5,286,000, or 41.9% as compared to the second quarter of Fiscal 2001. Gross profit, expressed as a percentage of sales, decreased to 18.7% for the second quarter of Fiscal 2002 as compared to 21.7% for the second quarter of Fiscal 2001. The decrease in gross profit was attributable to changes in product mix, pricing pressures and unfavorable labor and overhead absorption. Product development costs for the second quarter of Fiscal 2002 and Fiscal 2001 were approximately $1,939,000 and $1,712,000, respectively.

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

Operating Expenses

Operating expenses, consisting of selling expense, general and administrative expense, variable stock-based compensation expense and interest expense increased by approximately $2,963,000, to $10,505,000 for the second quarter of Fiscal 2002 from approximately $7,542,000 for the second quarter of Fiscal 2001. Included in general and administrative expenses in the second quarter of Fiscal 2002 were certain charges aggregating to $2,023,000 comprised of (i) a provision related to an accounts receivable of $960,000 associated with Kmart Corporation ("Kmart Provision"), which filed for protection under Chapter 11 of the U.S. Bankruptcy Code ("Filing") on January 22, 2002; and (ii) a $1,063,000 charitable contribution charge ("Charitable Contribution Charge") related to the Company's charitable commitment for victims of the September 11 terrorist attack. Variable stock-based compensation expense was $1,656,000 ("Stock Option Expense") for the second quarter of Fiscal 2002 and related principally to variable accounting treatment accorded certain of the Company's repriced stock options as a consequence of the Company's exchange offer that expired October 16, 2001. As a percentage of sales, operating expenses increased to 26.8% for the second quarter of Fiscal 2002 from 13.0% for the second quarter of Fiscal 2001. Excluding the charges described in the second preceding sentence aggregating $2,023,000 and the Stock Option Expense in the second quarter of Fiscal 2002, operating expenses as a percentage of sales would have been 17.4% for the second quarter of Fiscal 2002 compared to 13.0% for the second quarter of Fiscal 2001.

Selling expenses decreased by approximately $1,106,000, or 42.5%, to approximately $1,499,000 for the second quarter of Fiscal 2002 from approximately $2,605,000 for the second quarter of Fiscal 2001. The decrease was primarily due to a decrease in certain variable selling expenses. As a percentage of sales, selling expenses decreased to 3.8% for the second quarter of Fiscal 2002 from 4.5% for the second quarter of Fiscal 2001.

General and administrative expenses increased by approximately $2,372,000, or 54.6%, to approximately $6,717,000 for the second quarter of Fiscal 2002 from approximately $4,345,000 for the second quarter of Fiscal 2001. Excluding the Kmart Provision, and the Charitable Contribution Charge, general and administrative expenses would have been approximately $4,694,000 for the second quarter of Fiscal 2002, an increase of $349,000, or 8.0%, compared to the second quarter of Fiscal 2001. This increase was primarily attributable to higher professional fees and compensation expense. As a percentage of sales, general and administrative expenses increased to 17.1% for the second quarter of Fiscal 2002 from 7.5% for the second quarter of Fiscal 2001. Excluding certain charges aggregating $2,023,000 comprised of the Kmart Provision, and the Charitable Contribution Charge, general and administrative expenses, as a percentage of sales, would have been 12.0% for the second quarter of Fiscal 2002.

Variable stock-based compensation expense was $1,656,000 for the second quarter of Fiscal 2002 and resulted principally from variable accounting treatment accorded certain of the Company's repriced stock options as a consequence of the Company's exchange offer that expired October 16, 2001. For further discussion, see the paragraph Exchange Offer under the section Liquidity and Capital Resources.


Interest expense increased to approximately $633,000 for the second quarter of Fiscal 2002 from approximately $592,000 for the second quarter of Fiscal 2001. Interest expense will vary based on the level of short-term borrowings the Company incurs during the period and fluctuations in interest rates.

Other Income, Net

Other income, net was approximately $1,764,000 and $2,204,000 for the second quarter of Fiscal 2002 and Fiscal 2001, respectively, a decrease of $440,000. The decrease was primarily attributable to lower interest income earned in the second quarter of Fiscal 2002 compared to the prior year quarter, partially offset by an arbitration award to the Company of approximately $1,200,000 in the second quarter of Fiscal 2002.

Income Taxes

The Company's provision for income taxes was approximately $140,000 for the second quarter of Fiscal 2002 compared to approximately $487,000 for the second quarter of Fiscal 2001, a decrease of $347,000. The decrease was primarily related to taxable domestic income being partially offset by a foreign tax loss before income taxes in the second quarter of Fiscal 2002 compared to taxable domestic and foreign income in the second quarter of Fiscal 2001. In general, the effective income tax rate is largely a function of the balance between income and loss from domestic and foreign operations.

Net (Loss) Income

As a result of the matters described above, the Company had a net loss of approximately $1,555,000, or $0.06 per share, for the second quarter of Fiscal 2002 as compared to net income of approximately $6,787,000, or $0.23 per diluted share, for the second quarter of Fiscal 2001.


Six months ended December 29, 2001 compared to the Six months ended December 30, 2000

Revenues

Revenues for the six months ended December 29, 2001 ("First Half Fiscal 2002") were approximately $72,153,000, a decrease of approximately $47,256,000, or 39.6%, as compared to revenues for the six months ended December 30, 2000 ("First Half Fiscal 2001"). The decrease in sales resulted principally from decreases in sales to OEM customers partially offset by increases in sales to new and existing RSD customers. The increase in RSD sales was primarily due to increased sales to new and existing RSD customers of single-use and digital camera products. RSD customer sales for the First Half Fiscal 2002 were approximately $51,352,000, an increase of approximately $4,521,000, or 9.7%, as compared to the First Half Fiscal 2001. OEM sales for the First Half Fiscal 2002 were approximately $20,801,000, a decrease of approximately $51,777,000, or 71.3%, as compared to the First Half Fiscal 2001.

Sales of Concord Asia for the First Half Fiscal 2002, excluding FOB Hong Kong sales to its customers in the Americas and Europe of approximately $25,968,000, were approximately $47,520,000, a decrease of approximately $53,492,000, or 53.0%, as compared to the First Half Fiscal 2001. The decrease was primarily due to the loss in Fiscal 2002 of an OEM customer that purchased digital product in the First Half Fiscal 2001, partially offset by increases in sales to new and existing OEM customers.

Sales of Concord Americas for the First Half Fiscal 2002, which were all RSD sales, including FOB Hong Kong sales to customers in the Americas, were approximately $36,680,000, an increase of approximately $7,316,000, or 24.9%, as compared to the First Half Fiscal 2001. The increase was primarily due to successful implementation of new programs with new and existing customers, increased market share from existing customers and the positive sell through of certain new and existing products.

Sales of Concord Europe for the First Half Fiscal 2002, which were all RSD sales, including FOB Hong Kong sales to customers in Europe, were approximately $13,921,000, a decrease of approximately $3,498,000, or 20.1%, as compared to the First Half Fiscal 2001. This decrease was primarily attributable to lower sales of single-use and reloadable cameras.

Gross Profit

Gross profit for the First Half Fiscal 2002 was approximately $13,073,000, a decrease of approximately $13,832,000, or 51.4% as compared to the First Half Fiscal 2001. Gross profit, expressed as a percentage of sales, decreased to 18.1% for the First Half Fiscal 2002 as compared to 22.5%, for the First Half Fiscal 2001. The decrease in gross profit as a percentage of sales in First Half Fiscal 2002 compared to the First Half Fiscal 2001 was attributable to (i) a provision related to inventory of approximately $1,761,000 which was recorded in the first quarter of Fiscal 2002 and was related to Polaroid Corporation ("Polaroid"), an OEM customer, and (ii) changes in product mix, pricing pressures and unfavorable labor and overhead absorption. Product development costs for the First Half Fiscal 2002 and the First Half Fiscal 2001 were approximately $4,029,000 and $3,217,000, respectively.

Operating Expenses

Operating expenses, consisting of selling expense, general and administrative expense, variable stock-based compensation expense, terminated acquisition costs and interest expense increased by approximately $2,903,000, to $18,286,000 for the First Half Fiscal 2002 from approximately $15,383,000 for the First Half Fiscal 2001. Included in general and administrative expense for the First Half Fiscal 2002 were certain charges aggregating $3,634,000 comprised of (i) the Kmart Provision of $960,000; (ii) the Charitable Contribution Charge of $1,063,000, and (iii) a provision related to an accounts receivable of $1,611,000 associated with Polaroid ("Polaroid Receivable Provision"). As a percentage of sales, operating expenses increased to 25.3% for the First Half Fiscal 2002 from 12.9% for the First Half Fiscal 2001. Excluding the charges described in the second preceding sentence aggregating $3,634,000, and the Stock Option Expense of $1,656,000, in the First Half Fiscal 2002, and terminated acquisition costs of $800,000 in the first quarter of Fiscal 2001 which related to a proposed acquisition that was not consummated, operating expenses as a percentage of sales would have been 18.0% for the First Half Fiscal 2002 compared to 12.2% for the First Half Fiscal 2001.

Selling expenses decreased by approximately $1,423,000, or 31.1%, to approximately $3,154,000 for the First Half Fiscal 2002 from approximately $4,577,000 for the First Half Fiscal 2001. The decrease was primarily due to a decrease in certain variable selling expenses. As a percentage of sales, selling expenses increased to 4.4% for the First Half Fiscal 2002 from 3.8% for the First Half Fiscal 2001.

General and administrative expenses increased by approximately $3,418,000, or 39.0%, to approximately $12,181,000 for the First Half Fiscal 2002 from approximately $8,763,000 for the First Half Fiscal 2001. Excluding the Kmart Provision, the Charitable Contribution Charge, and the Polaroid Receivable Provision, general and administrative expenses would have been approximately $8,547,000 for the First Half Fiscal 2002, a decrease of $216,000, or 2.5%, compared to the First Half of Fiscal 2001. The decrease was primarily attributable to lower compensation expense partially offset by higher professional fees. As a percentage of sales, general and administrative expenses increased to 16.9% for the First Half Fiscal 2002 from 7.3% for the First Half Fiscal 2001. Excluding the Kmart Provision, the Charitable Contribution and the Polaroid Receivable Provision which aggregated $3,634,000, general and administrative expenses, as a percentage of sales, would have been 11.8% for the First Half Fiscal 2002.

Variable stock-based compensation expense was $1,656,000 for the First Half Fiscal 2002 and resulted principally from variable accounting treatment accorded certain of the Company's repriced stock options as a consequence of the Company's exchange offer that expired October 16, 2001. For further discussion, see the paragraph, Exchange Offer, under the section Liquidity and Capital Resources.

Interest expense increased to approximately $1,295,000 for the First Half Fiscal 2002 from approximately $1,243,000 for the First Half Fiscal 2001. Interest expense will vary as a direct result of the level of short-term borrowings the Company incurs and fluctuations in interest rates.

Other Income, Net

Other income, net was approximately $2,363,000 and $2,518,000 for the First Half Fiscal 2002 and the First Half Fiscal 2001, respectively, a decrease of $155,000. The decrease was primarily attributable to lower interest income earned in the First Half Fiscal 2002 partially offset by an arbitration award to the Company of approximately $1,200,000 which the Company recorded as other income in October 2001.

Income Taxes

The Company's benefit for income taxes was approximately $28,000 for the First Half Fiscal 2002 compared to a tax provision of approximately $1,046,000 for the First Half Fiscal 2001. The benefit was primarily related to a foreign tax loss partially offset by domestic income before income taxes. In general, the effective income tax rate is largely a function of the balance between income and loss from domestic and foreign operations.

Net (Loss) Income

As a result of the matters described above, the Company had a net loss of approximately $2,823,000, or $0.10 per share, for the First Half Fiscal 2002 as compared to net income of approximately $12,993,000, or $0.47 per diluted share, for the First Half Fiscal 2001. The Company does not anticipate that the loss of the previously budgeted sales to Polaroid for the remaining two quarters of Fiscal 2002, will materially affect its results of operations for those periods.

Liquidity and Capital Resources

On January 22, 2002, the Securities and Exchange Commission issued an interpretive release on disclosures related to liquidity and capital resources. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors presented in other Company filings. The Company does not have, or engage in transactions with any special purpose entities, was not engaged in hedging activities and had no forward exchange contracts outstanding at December 29, 2001. The Company, in the ordinary course of business, enters into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in the Company's financial statements in accordance with U.S. generally accepted accounting principles, and are more fully discussed below.

Operating leases- These leases are entered into in the ordinary course of business (e.g., warehouse facilities, office space and equipment) where the economic profile is favorable. The effects of outstanding leases are not material to the Company by reference to both annual cash flow and total outstanding debt. See Note 12, Commitments and Contingencies, to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

Purchase Commitments - The Company has purchase commitments for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market and typically do not exceed one year.

Other Contractual Obligations - The Company does not have any material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. See the paragraph below, Hong Kong Credit Facilities, for information about the financial guarantees of the Company.

The Company's only related party transaction is discussed in Note 15, Related Party Transactions, to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. This transaction does not materially affect the Company's results of operations, cash flows or financial condition.

At December 29, 2001, the Company had working capital of approximately $131,871,000 compared to approximately $131,003,000 at June 30, 2001. Cash provided by operations in the First Half Fiscal 2002 was approximately $3,200,000, which compared unfavorably to cash provided by operations of approximately $8,450,000 for the First Half Fiscal 2001. The changes in cash provided by operating activities for the First Half Fiscal 2002 and the First Half Fiscal 2001 periods were primarily attributable to changes in inventories, accounts payable and accrued expenses.

Cash provided by investing activities for the First Half Fiscal 2002 was $49,094,000 that was primarily the result of approximately $49,870,000 in proceeds received by the Company upon the maturity of short-term investments made in Fiscal 2001. Capital expenditures for the First Half Fiscal 2002, were approximately $775,000 compared to approximately $4,394,000 for the First Half Fiscal 2001. The decrease was primarily the result of significantly reduced expenditures on plant and equipment purchases for the Company's manufacturing facility located in the People's Republic of China. It is expected that capital expenditures on plant and equipment purchases on the Company's manufacturing facility will increase substantially over the remainder of Fiscal 2002 compared to the First Half Fiscal 2002.

Cash provided by financing activities was approximately $3,558,000 for the First Half Fiscal 2002, which compared unfavorably to cash provided by financing activities of approximately $93,594,000 for the First Half Fiscal 2001. The decrease was attributable to the Company's public offering (described more fully below) in September and October 2000.

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

Senior Notes Payable. On July 30, 1998, the Company consummated a private placement of $15,000,000 of unsecured senior notes. The notes bear interest at 11.0%, and mature on July 15, 2005. Interest payments are due quarterly. The indenture governing the notes contains certain restrictive covenants relating to, among other things, incurrence of additional indebtedness and dividend and other payment restrictions affecting the Company and its subsidiaries. If the Company were to redeem the Senior Notes prior to their maturity, payment of an early redemption fee, the outstanding principal amount and accrued and unpaid interest on the Senior Notes would be required. At December 29, 2001, the early redemption fee was 3% of the outstanding principal. The fee decreases to 1% and 0% on July 16, 2002 and July 16, 2003, respectively.

Hong Kong Credit Facilities. Concord Camera HK Limited ("Concord HK") has various revolving credit facilities in place providing an aggregate of approximately $23,500,000 in borrowing capacity. Certain of the revolving credit facilities are denominated in Hong Kong dollars. Since 1983 the Hong Kong dollar has been pegged to the United States dollar. The revolving credit facilities are comprised of 1) an approximate $11,000,000 Import Facility, 2) an approximate $2,600,000 Packing Credit and Export Facility, 3) an approximate $1,900,000 Foreign Exchange Facility and 4) an $8,000,000 Accounts Receivable Financing Facility. The $8,000,000 Accounts Receivable Financing Facility is secured by certain account receivables of Concord HK and guaranteed by the Company. The Company also guarantees the remaining $15,500,000 of borrowing capacity. Availability under the Accounts Receivable Financing Facility is subject to advance formulas based on Eligible Accounts Receivable and all the credit facilities are subject to certain financial ratios and covenants. The revolving credit facilities bear interest at variable rates. At December 29, 2001, approximately $3,778,000 was outstanding and related to trust receipts and letters of credit under the Hong Kong Credit Facilities.

United Kingdom Credit Facility. In November 1999, a United Kingdom subsidiary of the Company, obtained a $1,000,000 credit facility (the "UK Facility") in the United Kingdom that is secured by substantially all of the assets of the Company's United Kingdom subsidiary. The UK Facility bears interest at 1.5% above the UK prime lending rate and was principally utilized for working capital needs. At December 29, 2001, there were no amounts outstanding under the UK Facility.

United States Credit Facilities. In June 2000, a Concord Camera Corp., U.S. subsidiary entered into a credit facility (the "US Facility") with a lender to provide up to $5,000,000 of unsecured working capital. The US Facility bears interest at 1.75% above the London Interbank Offer Rate ("LIBOR"). No amounts were outstanding under the US Facility at December 29, 2001.

Exchange Offer. On August 28, 2001, the Company launched an offer to exchange outstanding stock options with an exercise price of more than $7.00 per share for new options to purchase 75% of the shares subject to the outstanding options at an exercise price of $5.97 per share (the closing price of the Common Stock reported on the NASDAQ National Market on the date the Board of Directors approved the exchange offer.) The exchange offer expired on October 16, 2001. Options to purchase 1,375,876 shares of Common Stock were tendered in the exchange offer and accepted by the Company for cancellation and new options to purchase 1,031,908 shares of Common Stock were issued in exchange therefor. As a result of the exchange offer, the Company was required to apply variable accounting for these stock option grants until the options are exercised, cancelled or expire. Accordingly, for the quarter ended December 29, 2001, the Company incurred approximately $1,656,000 principally related to non- cash stock option compensation expense which was included under the caption of variable stock-based compensation expenses in the accompanying condensed consolidated statements of operations for the three and six months ended December 29, 2001, with a corresponding offset to Paid-in capital in the accompanying condensed consolidated balance sheet as of December 29, 2001. Because the determination of variable accounting expense associated with the repriced stock options is dependent, in part, on the closing stock price of the Company at the end of each prospective reporting period, it is not possible to determine the impact, either favorable or unfavorable, on the Company's financial statements.

Future Cash Commitments. The Company believes that its cash and cash equivalents, short-term investments, anticipated cash flow from operations, and amounts available under its credit facilities will be sufficient to meet its working capital and anticipated capital expenditure needs for the foreseeable future.

The Company is evaluating various growth opportunities which could require significant funding commitments. The Company has from time to time held, and continues to hold, discussions and negotiations with (i) companies that represent potential acquisition or investment opportunities, (ii) potential strategic and financial investors who have expressed an interest in making an investment in or acquiring the Company, (iii) potential joint venture partners looking toward formation of strategic alliances that would broaden the Company's product base or enable the Company to enter new lines of business and (iv) potential new and existing OEM customers where the design, development and production of new products, including certain new technologies, would enable the Company to expand its existing business, and enter new markets outside its traditional business including new ventures focusing on wireless connectivity and other new communication technologies. There can be no assurance that any definitive agreement will be reached regarding any of the foregoing.

Terrorist attacks in New York and Washington, D.C. in September of 2001 have disrupted commerce throughout the United States and other parts of the world. The continued threat of terrorism within the United States and abroad and the potential for military action and heightened security measures in response to such threat may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, a general decrease in consumer spending, or our inability to effectively market and sell our products, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term material adverse effect on our business, results of operations or financial condition.

Forward-Looking Statements

The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as: "estimates," "projects," "anticipates," "expects," "intends," "believes," "plans," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors. For a discussion of some of the factors that could cause actual results to differ, see the discussion under "Risk Factors" contained in the Company's most recent Annual Report filed with the SEC on Form 10-K for the fiscal year ended June 30, 2001 and subsequently filed reports. Management wishes to caution the reader that these forward-looking statements, such as statements regarding the development of the Company's business, the Company's anticipated capital expenditures, projected profits and other statements contained in this report regarding matters that are not historical facts, are only estimates or predictions. No assurance can be given that future results will be achieved. Actual events or results may differ materially as a result of risks facing the Company or actual results differing from the assumptions underlying such statements. In particular, expected revenues could be adversely affected by production difficulties or economic conditions negatively affecting the market for the Company's products. Obtaining the results expected from the introduction of the Company's new products will require timely completion of development, successful ramp-up of full-scale production on a timely basis and customer and consumer acceptance of those products. In addition, the Company's OEM agreements require an ability to meet high quality and performance standards, successful implementation of production at greatly increased volumes and an ability to sustain production at greatly increased volumes, as to all of which there can be no assurance. There also can be no assurance that products under development will be successfully developed or that once developed such products will be commercially successful. Any forward-looking statements contained in this report represent the Company's estimates only as of the date of this report, or as of such earlier dates as are indicated herein, and should not be relied upon as representing its estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, it specifically disclaims any obligation to do so, even if its estimates change.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of its global operating and financial activities, the Company is exposed to changes in interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposures to changes in interest rates and foreign currency exchange rates through its regular operating and financing activities.

The Company's exposure to changes in interest rates results from its borrowing activities used to meet its liquidity needs. Its borrowing activities include the use of fixed and variable rate financial instruments which allows the Company flexibility regarding the timing of the short and long term maturities of such financial instruments. Long-term debt is generally used to finance long-term investments, while short-term debt is used to meet working capital requirements. The Company's current debt structure consists principally of borrowings of a long-term nature with a fixed rate of interest. The remainder of the borrowings are of a short-term nature typically subject to variable interest rates based on a prime rate or LIBOR plus or minus a margin. Since the significant outstanding borrowings of the Company are of a fixed rate nature, the Company does not deem interest rate risk to be significant or material to its financial position or results of operations. Derivative instruments are not presently used to adjust the Company's interest rate risk profile. The Company does not utilize financial instruments for trading or speculative purposes, nor does it utilize leveraged financial instruments. The Company continues to monitor its capital structure and interest rate risk exposure, and believes it mitigates such risk principally through its strong working capital position.

Each of the Company's foreign subsidiaries purchases its inventories in U.S. Dollars and sells them in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. Certain components needed to manufacture cameras are purchased in Japanese Yen. The impact of foreign exchange transactions is reflected in the statement of operations. As of December 29, 2001, the Company was not engaged in any hedging activities and there were no forward exchange contracts outstanding. The Company continues to analyze the benefits and costs associated with hedging against foreign currency fluctuations.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings


See Note 6 to the Condensed Consolidated Financial Statements regarding the matter between the Company and Jack C. Benun.


Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits


No.      Description                                 Method of Filing
         -----------                                 ----------------

3.1     Certificate of Incorporation,       Incorporated by reference to the
        as amended through May 9, 2000      Company's annual report on Form 10-K
                                            for the year ended July 1, 2000.


3.2     Restated By-Laws, as amended        Incorporated by reference to the
        through December 21, 2000           Company's quarterly report on Form
                                            10-Q for the quarter ended December
                                            30, 2000.



(b) Reports on Form 8-K

The registrant did not file any reports on Form 8-K during the quarter ended December 29, 2001.

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


                              CONCORD CAMERA CORP.
                              --------------------
                                  (Registrant)


                            BY: /s/ Harlan I. Press
                                -------------------
                                   (Signature)

                                 Harlan I. Press
                          Vice President and Treasurer

                  DULY AUTHORIZED AND CHIEF ACCOUNTING OFFICER
                             DATE: February 12, 2002