Form 10-Q
period 2002-03-30
CONCORD CAMERA CORP
filed 2002-05-14
CIK 831861

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-   ACT OF 1934

    For the quarterly period ended March 30, 2002
                                   --------------
                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________ to ___________

                         Commission file number 0-17038
                                                -------


                              Concord Camera Corp.
                              --------------------
             (Exact name of registrant as specified in its charter)


                  New Jersey                            13-3152196
       -------------------------------              --------------------
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

     Yes  X     No_____
         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, no par value -27,483,833 shares as of May 3, 2002
--------------------------------------------------------------------------------

                                      Index

                      Concord Camera Corp. and Subsidiaries

                                                                                                       Page No.
                                                                                                       --------
Part I. Financial Information

  Item 1.  Financial Statements (Unaudited)

           Condensed consolidated balance sheets as of March 30, 2002 and June 30, 2001                    2

           Condensed consolidated statements of operations for the three and
             nine months ended March 30, 2002 and March 31, 2001                                           3

           Condensed consolidated statements of cash flows for the nine months ended                       4
             March 30, 2002 and March 31, 2001

           Notes to condensed consolidated financial statements                                            5

  Item 2.  Management's Discussion and Analysis of Financial Condition                                     9
             and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     17

Part II. Other Information

  Item 1.  Legal Proceedings                                                                              18

  Item 4.  Submission of Matters to a Vote of Security Holders                                            18

  Item 6.  Exhibits and Reports on Form 8-K                                                               18

PART I. FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

                                                                March 30, 2002             June 30, 2001
                                                                --------------             -------------
                                                                  (Unaudited)                (Note 1)

                               Assets
Current Assets:
     Cash and cash equivalents                                   $106,534,867              $ 57,474,828
     Short-term investments                                                 -                49,869,567
     Accounts receivable, net                                      18,538,778                25,253,614
     Inventories                                                   23,857,965                30,766,198
     Prepaid expenses and other current assets                      4,674,668                 4,128,858
                                                                 ------------              ------------
                  Total current assets                            153,606,278               167,493,065
Property, plant and equipment, net                                 21,228,828                24,396,407
Goodwill, net                                                       3,720,528                 3,720,528
Other assets                                                       20,479,980                18,055,713
                                                                 ------------              ------------
Total assets                                                     $199,035,614              $213,665,713
                                                                 ============              ============

            Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable                                            $  9,681,981              $ 17,991,337
     Accrued expenses                                              11,769,402                15,447,170
     Current portion of obligations under capital leases                    -                   503,547
     Other current liabilities                                      2,284,386                 2,547,719
                                                                 ------------              ------------
                  Total current liabilities                        23,735,769                36,489,773
Senior notes                                                       14,928,542                14,912,501
Other long-term liabilities                                         9,712,648                 7,926,290
                                                                 ------------               -----------
Total liabilities                                                  48,376,959                59,328,564
Commitments and contingencies
Stockholders' equity:
     Blank check preferred stock, no par value
       1,000,000 shares authorized, none issued                             -                         -
     Common stock, no par value, 100,000,000 shares
         authorized; 28,989,609 and 28,911,734 shares issued
         as of March 30, 2002 and June 30, 2001, respectively     140,478,471               140,255,065
     Paid-in capital                                                7,442,421                 4,321,856
     Deferred stock-based compensation                               (866,658)                        -
     Retained earnings                                              7,743,508                13,914,908
     Notes receivable arising from common stock purchase
       agreements                                                      (1,949)                  (17,542)
                                                                 ------------              ------------
                                                                  154,795,793               158,474,287
Less: treasury stock, at cost, 1,542,526 shares                    (4,137,138)               (4,137,138)
                                                                 ------------              ------------
Total stockholders' equity                                        150,658,655               154,337,149
                                                                 ------------              ------------
Total liabilities and stockholders' equity                       $199,035,614              $213,665,713
                                                                 ============              ============

See accompanying notes.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

                                                           For the three months ended                 For the nine months ended
                                                      ------------------------------------         --------------------------------
                                                      March 30, 2002        March 31, 2001         March 30, 2002     March 31, 2001
                                                      --------------        --------------         --------------     --------------
Net sales                                              $26,421,522           $23,794,890            $98,574,481       $143,203,785
Cost of products sold                                   24,614,834            23,382,413             83,696,194        115,886,748
                                                       -----------           -----------            -----------       ------------

Gross profit                                             1,806,688               412,477             14,878,287         27,317,037

Selling expenses                                         1,432,453               734,237              4,586,374          5,311,670

General and administrative expenses                      4,071,135             3,629,964             16,252,486         12,393,050

Recovery of operating expenses, net                      1,150,000                     -              1,150,000                  -

Variable stock-based compensation expenses               1,169,276                     -              2,824,858                  -

Terminated acquisition costs                                     -                     -                      -            800,207

Interest expense                                           569,146               704,903              1,864,275          1,948,293

Other income, net                                          319,912             1,122,045              2,683,096          3,640,392
                                                       -----------           -----------            -----------       ------------

Income (loss) before income taxes                       (3,965,410)           (3,534,582)            (6,816,610)        10,504,209

Provision (benefit) for income taxes                      (617,324)              202,274               (645,210)         1,248,005
                                                       -----------           -----------            -----------       ------------

Net income (loss)                                      $(3,348,086)          $(3,736,856)           $(6,171,400)      $  9,256,204
                                                       ===========           ===========            ===========       ============

Basic earnings (loss) per share                        $      (.12)          $      (.14)           $      (.23)      $        .36
                                                       ===========           ===========            ===========       ============

Diluted earnings (loss) per share                      $      (.12)          $      (.14)           $      (.23)      $        .32
                                                       ===========           ===========            ===========       ============

Weighted average
   common shares outstanding-basic                      27,442,361            27,243,801             27,425,291         25,942,837

Dilutive effect of stock options                                 -                     -                      -          2,570,665
                                                       -----------           -----------            -----------       ------------

Weighted average
   common shares outstanding-diluted                    27,442,361            27,243,801             27,425,291         28,513,502
                                                       ===========           ===========            ===========       ============

See accompanying notes.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                      For the nine months ended
                                                                ----------------------------------------
                                                                March 30, 2002            March 31, 2001
                                                                --------------            --------------
Cash flows from operating activties:
Net income (loss)                                                $ (6,171,400)             $  9,256,204
 Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
   Depreciation and amortization                                    4,626,438                  4,170,245
   Non-cash compensation expense                                    2,872,544                   363,602
   Provision on inventory for bankrupt customer                     1,011,274                         -
   Provision on accounts receivable for bankrupt customers          2,282,871                         -
 Changes in operating assets and liabilities:
      Accounts receivable                                           4,431,957                 3,906,399
      Inventories                                                   5,896,953                (5,730,852)
      Prepaid expenses and other current assets                      (545,810)                1,292,819
      Other assets                                                 (3,169,871)               (1,357,991)
      Accounts payable                                             (8,309,352)               (6,328,196)
      Accrued expenses                                             (3,769,935)               (5,185,563)
      Other current liabilities                                      (171,164)                 (667,688)
      Other long-term liabilities                                   1,786,277                    51,992
                                                                 ------------              ------------
 Net cash provided by (used in) operating activities                  770,782                  (229,029)
                                                                 ------------              ------------
Cash flows from investing activities:
 Proceeds from short-term investments                              49,869,567                         -
 Purchases of property, plant and equipment                        (1,427,580)               (6,051,702)
                                                                 ------------              ------------
Net cash provided by (used in) investing activities                48,441,987                (6,051,702)
                                                                 ------------              ------------
Cash flows from financing activities:
 Net borrowings under short-term debt
     agreements                                                             -                 2,997,619
Principal repayments under capital lease obligations                 (503,547)               (1,767,186)
Net proceeds from issuance of common stock                            350,817                97,636,429
                                                                 ------------              ------------
Net cash (used in) provided by financing activities                  (152,730)               98,866,862
                                                                 ------------              ------------
Net increase in cash and cash equivalents                          49,060,039                92,586,131

Cash and cash equivalents at beginning of period                   57,474,828                24,390,294
                                                                 ------------              ------------

Cash and cash equivalents at end of period                       $106,534,867              $116,976,425
                                                                 ============              ============

See accompanying notes.

                      CONCORD CAMERA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                 March 30, 2002
                                 --------------
                                   (Unaudited)

Note 1 - General
----------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 30, 2002 ("Nine Months Ended March 2002") are not necessarily indicative of the results that may be expected for the fiscal year ending June 29, 2002 ("Fiscal 2002"). The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain amounts have been reclassified to conform to the current presentation. See Note 7 - Recent Accounting Pronouncements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

Concord Camera Corp. (the "Company") operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, German Mark, British Pound Sterling, European Euro, French Franc and Japanese Yen. The majority of the Company's foreign subsidiaries' sales and inventory purchases are made or denominated in U.S. Dollars. Accordingly, the U.S. Dollar is the functional currency. However, certain sales to customers and purchases of certain components and services needed to manufacture cameras are made in local currency, thereby creating exposure to fluctuations in foreign currency exchange rates. The impact of foreign currency exchange transactions is reflected in the statement of operations. The Company continues to analyze the benefits and costs associated with hedging against foreign currency fluctuations. As of March 30, 2002, the Company was not engaged in any hedging activities and there were no forward exchange contracts outstanding.


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

Note 3 - Inventories
--------------------

Inventories are comprised of the following:

                                                       March 30, 2002            June 30, 2001
                                                       --------------            -------------
         Raw materials and components                    $12,914,461              $23,987,935
         Finished goods                                   10,943,504                6,778,263
                                                         -----------              -----------

                                                         $23,857,965              $30,766,198
                                                         ===========              ===========

Note 4 - Supplemental Disclosures of Cash Flow Information:
-----------------------------------------------------------

                                                              For the nine months ended
                                                       ---------------------------------------
                                                       March 30, 2002           March 31, 2001
                                                       --------------           --------------


         Cash paid for interest                          $1,325,437               $1,439,236
                                                         ==========               ==========
         Cash paid for income taxes                      $  498,474               $1,910,262
                                                         ==========               ==========

Note 5 - Restructuring Initiatives and Other Charges
----------------------------------------------------

During the fourth quarter of the fiscal year ended June 30, 2001 ("Fiscal 2001"), the Company announced a restructuring and cost containment initiative ("Restructuring Initiative") to improve its competitiveness and operating efficiency and to reduce its cost structure. The Restructuring Initiative, which is expected to be fully implemented by the end of Fiscal 2002, consists of facilities consolidation, the shut down of the Company's single use camera short run labeling facility in the United States, and the reduction of the worldwide workforce (outside of the People's Republic of China) by approximately 71 employees primarily employed in manufacturing, engineering, sales and marketing and administration functions. Through the nine months ended March 2002, there has been a reduction of 69 employees. The Company has also reduced its manufacturing workforce in the PRC by approximately 2,000 workers. Costs accrued for the Restructuring Initiative were approximately $1,400,000, which was comprised of approximately $400,000 related to the shut down of facilities and approximately $1,000,000 related to personnel termination costs. During the Nine Months Ended March 2002, the Company implemented elements of its Restructuring Initiative and incurred approximately $776,000 in payments related to personnel redundancy costs and facilities consolidation. The balance of the restructuring accrual of approximately $624,000 was included under the caption accrued expenses in the accompanying condensed consolidated balance sheet at March 30, 2002. The table below summarizes the balance of the accrued Restructuring Initiative expenses and the movement in that accrual as of and for the Nine Months Ended March 2002:

                             Accrued Balance     First Quarter      Second Quarter      Third Quarter       Accrued Balance
                              June 30, 2001        Payments           Payments             Payments         March 30, 2002
                             ---------------     -------------      --------------      -------------       ---------------
Personnel redundancy           $1,000,000          $298,000           $116,000            $172,000              $414,000
Facilities consolidation          400,000             4,000            186,000                   -               210,000
                               ----------          --------           --------            --------              --------
                               $1,400,000          $302,000           $302,000            $172,000              $624,000
                               ==========          ========           ========            ========              ========

During the first quarter of Fiscal 2002, the Company recognized a provision related to accounts receivable of approximately $1,611,000, and a provision related to inventory of approximately $1,761,000. Both of these provisions related to Polaroid Corporation ("Polaroid"), which filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 12, 2001, and were included in general and administrative expenses and cost of sales, respectively, in the accompanying condensed consolidated statement of operations for Fiscal 2002. In the third quarter of Fiscal 2002, the Company recorded approximately $750,000 of income by relieving part of the $1,761,000 provision related to Polaroid inventory as a result of sales of Polaroid inventory.

During the second quarter of Fiscal 2002, the Company recognized a provision related to accounts receivable of $960,000 ("Kmart Provision") associated with Kmart Corporation ("Kmart"), which filed for protection under Chapter 11 of the U.S. Bankruptcy Code on January 22, 2002. In the third quarter of Fiscal 2002, the Company recorded a recovery of approximately $288,000 associated with the sale to a third party of the Kmart account receivable. The initial accounts receivable provision in the second quarter of Fiscal 2002 and subsequent recovery in the third quarter of Fiscal 2002 were included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Note 6 - Litigation
-------------------

In April and May 2002, a number of class action complaints were filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be shareholders of the Company.

The plaintiffs in these actions seek to act as representatives of a class consisting of all persons who purchased the Company's common stock during the period from January 18, 2001 through June 22, 2001, inclusive (the "Class Period"). The complaints assert, among other things, that the Company made untrue statements of material fact and omitted to state material facts necessary to make statements made not misleading in periodic reports it filed with the Securities and Exchange Commission and in press releases it made to the public regarding its operations and financial results. The allegations are centered around claims that throughout the Class Period the Company failed to disclose that a large portion of its accounts receivable was represented by a delinquent and uncollectible balance due from then customer, KB Gear Interactive, Inc., and claims that such failure artificially inflated the price of the Company's common stock. The complaints seek unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The Company intends vigorously to defend the lawsuits. These lawsuits are in their earliest stage and discovery has not yet commenced. Although the Company believes these lawsuits are without merit, their respective outcomes cannot be predicted, nor if they are adversely determined, can the ultimate liability of the Company, which could be material, be ascertained.

All of the Company's litigation and arbitration proceedings with its former chief executive officer, Jack C. Benun ("Benun"), have been concluded. In early October 2001, the Company realized the award of $1,133,246 plus $45,175 of post award interest for a total of $1,178,421 and a total of $202,740 was remitted to Benun in payment of a loan previously made by Benun to the Company. The award was recorded as other income and included under the caption other income, net in the accompanying condensed consolidated statements of operations for the nine months ended March 30, 2002. As a result of the foregoing, the New Jersey action instituted by Benun was dismissed with prejudice.

The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company's management, the resolution of such matters will not have a material adverse effect on its financial position or results of operations.


Note 7 - Recent Accounting Pronouncements
-----------------------------------------

Emerging Issues Task Force ("EITF") Issue No. 00-25, Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer, addresses the operating statement classification of consideration between a vendor and a retailer. By adopting EITF 00-25, lower sales, lower gross margins and lower selling expenses are reported as certain variable selling expenses which have been historically classified as operating expenses are reclassified as a reduction of net sales. The Company adopted EITF 00-25 in its second quarter of Fiscal 2002. Accordingly, approximately $435,000 and $663,000 of variable selling expenses, consisting principally of promotional allowances, were reclassified as a reduction of net sales, resulting in a corresponding reduction of gross profit for the quarters ended March 30, 2002 and March 31, 2001, respectively. The Company reclassified approximately $2,097,000 and $2,922,000 of variable selling expenses, consisting principally of promotional allowances, for the nine months ended March 30, 2002 and March 31, 2001, respectively, as a reduction of net sales.

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

Additionally, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") during 2001. FAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. FAS 144 also amended Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company will adopt FAS 144 on June 30, 2002, and expects the adoption of the standard to have no material impact on its financial condition, results of operations or cash flows.


Note 8 - Exchange Offer
-----------------------

On August 28, 2001, the Company launched an offer to exchange outstanding stock options with an exercise price of more than $7.00 per share for new options to purchase 75% of the shares subject to the outstanding options at an exercise price of $5.97 per share (the closing price of the Common Stock as reported on the NASDAQ National Market on the date the Board of Directors approved the exchange offer.) The exchange offer expired on October 16, 2001. Options to purchase 1,375,876 shares of Common Stock were tendered in the exchange offer and accepted by the Company for cancellation and new options to purchase 1,031,908 shares of Common Stock were issued in exchange therefor. As a result of the exchange offer, the Company is required to apply variable accounting for these stock option grants until the options are exercised, cancelled or expired. Accordingly, for the quarter and nine months ended March 30, 2002, the Company incurred approximately $1,169,000, and $2,825,000, respectively, related to non-cash stock option compensation expense which were included as variable stock-based compensation expenses in the accompanying condensed consolidated statements of operations.

Note 9 - Commitment
-------------------

On October 8, 2001, the Company committed $1,000,000 as a charitable contribution to relief efforts for victims of the September 11 Attack on America as well as an additional $63,000 to match contributions made by members of its Board of Directors and its employees for a total commitment of $1,063,000 which was included in general and administrative expenses for the Nine Months Ended March 2002 in the accompanying condensed consolidated statements of operations. The Company expects to fund its commitment by the end of Fiscal 2002.


Note 10 - Subsequent Event
--------------------------

In April 2002, the Company uncovered a fraudulent scheme including check forgery by a now former divisional controller of the Company which resulted in the embezzlement of approximately $1,250,000 over an eighteen month period ending in April 2002, the preponderance of which occurred in Fiscal 2002. To date, the Company's ongoing investigation confirms that the former employee acted alone and the misappropriated funds have been identified. The Company expects to recover the full amount of the embezzlement from a combination of insurance proceeds and assets secured and to be recovered from the individual. Accordingly, the recovery of approximately $1,250,000 has been recorded and is included in the accompanying condensed consolidated balance sheet as of March 30, 2002. In addition the Company has recorded under the caption recovery of operating expenses, net in the accompanying condensed consolidated statement of operations for the third quarter of Fiscal 2002, approximately $1,150,000 related to the recovery, net of approximately $100,000 of expenses related to the investigation and recovery efforts. The entire amount of the recovery was recorded in the third quarter of Fiscal 2002 due to the fact that it is impractical to determine the impact on Fiscal 2002 quarterly periods. The embezzled amounts related to the prior fiscal year were not significant.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Effective with its second quarter of the fiscal year ended June 29, 2002 ("Fiscal 2002"), the Company adopted Emerging Issues Task Force ("EITF") Issue No. 00-25, Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer, which addresses the operating statement classification of consideration between a vendor and a retailer. Consequently, for all historical periods presented and for all future periods, the Company will report lower sales, lower gross margins and lower selling expenses as certain variable selling expenses which have been historically classified as operating expenses are reclassified as a reduction of net sales. Accordingly, the Company reclassified approximately $435,000 and $663,000 of variable selling expenses, consisting principally of promotional allowances, as a reduction of net revenues, and a corresponding reduction of gross profit for the third quarter of Fiscal 2002 and the third quarter of the fiscal year ended June 30, 2001 ("Fiscal 2001"), respectively. The Company reclassified approximately $2,097,000 and $2,922,000 of variable selling expenses, consisting principally of promotional allowances, for the first nine months of Fiscal 2002 and Fiscal 2001, respectively, as a reduction of net sales.


Quarter ended March 30, 2002 compared to the quarter ended March 31, 2001
-------------------------------------------------------------------------

Revenues
--------

Revenues for the third quarter of Fiscal 2002 were approximately $26,422,000, an increase of approximately $2,627,000, or 11.0%, as compared to revenues for the third quarter of Fiscal 2001. The increase in sales resulted principally from increases in sales to new and existing retail sales and distribution ("RSD") customers partially offset by decreases in sales to original equipment manufacture ("OEM") customers. The increase in RSD sales was primarily due to increased sales to new and existing RSD customers of single-use and digital camera products. RSD customer sales for the third quarter of Fiscal 2002 were approximately $17,744,000, an increase of approximately $4,900,000, or 38.2%, as compared to the third quarter of Fiscal 2001. OEM sales for the third quarter of Fiscal 2002 were approximately $8,678,000, a decrease of approximately $2,273,000, or 20.8%, as compared to the third quarter of Fiscal 2001.

Sales of the Company's operations in Asia ("Concord Asia") for the third quarter of Fiscal 2002, excluding FOB Hong Kong sales to its customers in the Americas and Europe of approximately $8,173,000, were approximately $8,690,000, a decrease of approximately $2,265,000, or 20.7%, as compared to the third quarter of Fiscal 2001. The decrease was attributable to lower OEM sales to certain existing customers including Polaroid Corp. ("Polaroid") and the loss of sales to a former OEM customer, partially offset by increases in sales to new and certain existing OEM customers.

Sales of the Company's operations in the United States, Latin America and Canada ("Concord Americas"), which were all RSD sales, for the third quarter of Fiscal 2002, including FOB Hong Kong sales to customers in the Americas, were approximately $12,739,000, an increase of approximately $2,288,000, or 21.9%, as compared to the third quarter of Fiscal 2001. The increase was primarily due to successful implementation of new programs with new and existing customers, increased market share from existing customers and the positive sell through of certain new and existing products.

Sales of the Company's operations in Europe ("Concord Europe"), which were all RSD sales, for the third quarter of Fiscal 2002, including FOB Hong Kong sales to customers in Europe, were approximately $4,993,000, an increase of approximately $2,604,000, or 109.0%, as compared to the third quarter of Fiscal 2001. This increase was primarily attributable to higher sales of single-use and digital cameras and increased market share.

Gross Profit
------------

Gross profit for the third quarter of Fiscal 2002 was approximately $1,807,000, and included an approximate $2,250,000 inventory provision principally related to the rationalization of sub-one megapixel digital inventory comprised of components and finished goods ("Digital Inventory Provision") and approximately $750,000 of gross profit related to Polaroid product sales as a result of utilization of Polaroid inventory ("Polaroid Gross Profit") that had been previously reserved in the amount of $1,761,000 ("Polaroid Inventory Provision") in the first quarter of Fiscal 2002 due to Polaroid's filing for protection under Chapter 11 of the U.S. Bankruptcy Code ("Filing") in October 2001. Including the Digital Inventory Provision and the Polaroid Gross Profit, gross profit, expressed as a percentage of sales, increased to 6.8% for the third quarter of Fiscal 2002 as compared to 1.7% for the third quarter of Fiscal 2001. This increase in gross profit was attributable to changes in product mix, favorable pricing and labor and overhead absorption. Product development costs for the third quarter of Fiscal 2002 and Fiscal 2001 were approximately $1,788,000 and $1,457,000, respectively.

The Company's product mix, which historically consisted principally of reloadable film and single use cameras, is expected to continue changing with the introduction of additional digital products in the future. Digital products are sold at significantly higher unit prices, but generate lower gross margins as a percentage of sales, than the reloadable film and single use cameras the Company has historically sold. Digital products however generate a greater gross profit per unit than reloadable film and single use cameras. As a result, as the percentage of digital products in the Company's sales mix increases, gross margins as a percentage of sales can be expected to decrease and average revenue and gross profit per unit can be expected to increase. In addition, as the proportion of the Company's manufacturing product mix represented by digital products increases, the risk of gross profit fluctuations due to pricing volatility in the marketplace, digital component availability and related costs will increase. Since component availability can fluctuate and is subject to possible procurement delays and other constraints, it could possibly limit net profit growth and might have a negative impact on sales and gross margins. Additionally, the Company's customer revenue mix between its OEM and RSD customers may fluctuate significantly in the future compared to historical customer revenue mix.

Operating Expenses
------------------

Operating expenses, consisting of selling expense, general and administrative expense, variable stock-based compensation expense and interest expense increased by approximately $2,172,000, to $7,241,000 for the third quarter of Fiscal 2002 from approximately $5,069,000 for the third quarter of Fiscal 2001. Included in general and administrative expenses in the third quarter of Fiscal 2002 was a bad debt recovery in the amount of approximately $288,000 ("Bad Debt Recovery") associated with the sale to a third party of an account receivable from Kmart Corporation ("Kmart") in the amount of approximately $960,000 ("Kmart Provision") that had been reserved in the second quarter of Fiscal 2002, as a result of Kmart filing for protection under Chapter 11 of the U.S. Bankruptcy Code ("Filing") on January 22, 2002. Variable stock-based compensation expense ("Stock Compensation Expense") was $1,169,000 ("Third Quarter Stock Option Expense") for the third quarter of Fiscal 2002 which is related to the variable accounting treatment accorded certain of the Company's repriced stock options as a consequence of the Company's exchange offer that expired October 16, 2001. As a percentage of sales, operating expenses increased to 27.4% for the third quarter of Fiscal 2002 from 21.3% for the third quarter of Fiscal 2001.

Selling expenses increased by approximately $698,000, or 95.1%, to approximately $1,432,000 for the third quarter of Fiscal 2002 from approximately $734,000 for the third quarter of Fiscal 2001. The increase was primarily due to an increase in certain variable selling expenses. As a percentage of sales, selling expenses increased to 5.4% for the third quarter of Fiscal 2002 from 3.1% for the third quarter of Fiscal 2001.

General and administrative expenses increased by approximately $441,000, or 12.1%, to approximately $4,071,000 for the third quarter of Fiscal 2002 from approximately $3,630,000 for the third quarter of Fiscal 2001. Excluding the Bad Debt Recovery, general and administrative expenses would have been approximately $4,359,000 for the third quarter of Fiscal 2002, an increase of $729,000, or 20.1%, compared to the third quarter of Fiscal 2001. This increase was primarily attributable to compensation expense. As a percentage of sales, general and administrative expenses increased to 15.4% for the third quarter of Fiscal 2002 from 15.3% for the third quarter of Fiscal 2001. Excluding the Bad Debt Recovery of approximately $288,000, general and administrative expenses, as a percentage of sales, would have been 16.5% for the third quarter of Fiscal 2002.

For a discussion of recovery of operating expenses, net, see note 10 to the condensed consolidated financial statements.

Variable stock-based compensation expense was $1,169,000 for the third quarter of Fiscal 2002 and resulted from variable accounting treatment accorded certain of the Company's repriced stock options as a consequence of the Company's exchange offer that expired October 16, 2001. For further discussion, see the paragraph Exchange Offer under the section Liquidity and Capital Resources.

Interest expense decreased to approximately $569,000 for the third quarter of Fiscal 2002 from approximately $705,000 for the third quarter of Fiscal 2001. Interest expense will vary based on the level of short-term borrowings the Company incurs during the period and fluctuations in interest rates.

Other Income, Net
-----------------

Other income, net was approximately $320,000 and $1,122,000 for the third quarter of Fiscal 2002 and Fiscal 2001, respectively, a decrease of $802,000. The decrease was primarily attributable to lower interest income.

Income Taxes
------------

The Company's benefit for income taxes was approximately $617,000 for the third quarter of Fiscal 2002 compared to a provision of approximately $202,000 for the third quarter of Fiscal 2001. The recorded benefit in the third quarter was primarily related to domestic and foreign losses which included the effect of non-qualified stock option expense before income taxes in the third quarter of Fiscal 2002 compared to taxable domestic income in the third quarter of Fiscal 2001. In general, the effective income tax rate is largely a function of the balance between income and loss from domestic and foreign operations.

Net Loss
--------

As a result of the matters described above, the Company had a net loss of approximately $3,348,000, or $0.12 per share, for the third quarter of Fiscal 2002 as compared to a net loss of approximately $3,737,000, or $0.14 per share, for the third quarter of Fiscal 2001.


Nine months ended March 30, 2002 compared to the Nine months ended March 31,
2001
--------------------------------------------------------------------------------

Revenues
--------

Revenues for the nine months ended March 30, 2002 ("Nine Months Ended March 2002") were approximately $98,574,000, a decrease of approximately $44,630,000, or 31.2%, as compared to revenues for the nine months ended March 31, 2001 ("Nine Months Ended March 2001"). The decrease in sales resulted principally from decreases in sales to OEM customers partially offset by increases in sales to new and existing RSD customers. The increase in RSD sales was primarily due to increased sales to new and existing RSD customers of single-use and digital camera products. RSD customer sales for the Nine Months Ended March 2002 were approximately $68,963,000, an increase of approximately $9,288,000, or 15.6%, as compared to the Nine Months Ended March 2001. OEM sales for the Nine Months Ended March 2002 were approximately $29,611,000, a decrease of approximately $53,918,000, or 64.6%, as compared to the Nine Months Ended March 2001.

Sales of Concord Asia for the Nine Months Ended March 2002, excluding FOB Hong Kong sales to its customers in the Americas and Europe of approximately $34,280,000, were approximately $30,232,000, a decrease of approximately $53,297,000, or 63.8%, as compared to the Nine Months Ended March 2001. The decrease was due to the loss in Fiscal 2002 of an OEM customer that purchased digital product in the Nine Months Ended March 2001 and significantly lower sales to certain OEM customers that purchased single use and reloadable cameras partially offset by increases in sales to new and existing OEM customers that purchase digital and film based products.

Sales of Concord Americas, which were all RSD sales, for the Nine Months Ended March 2002, including FOB Hong Kong sales to customers in the Americas, were approximately $49,575,000, an increase of approximately $9,755,000, or 24.5%, as compared to the Nine Months Ended March 2001. The increase was primarily due to successful implementation of new programs with new and existing customers, increased market share from existing customers and the positive sell through of certain new and existing products.

Sales of Concord Europe, which were all RSD sales, for the Nine Months Ended March 2002, including FOB Hong Kong sales to customers in Europe, were approximately $18,767,000, a decrease of approximately $1,036,000, or 5.2%, as compared to the Nine Months Ended March 2001. This decrease was primarily attributable to lower sales of single-use and reloadable cameras.


Gross Profit
------------

Gross profit for the Nine Months Ended March 2002 was approximately $14,878,000, a decrease of approximately $12,439,000, or 45.5%, as compared to the Nine Months Ended March 2001. Gross profit, expressed as a percentage of sales, decreased to 15.1% for the Nine Months Ended March 2002 as compared to 19.1% for the Nine Months Ended March 2001. The decrease in gross profit as a percentage of sales was attributable to (i) a Digital Inventory Provision of approximately $2,250,000 (ii) a net provision related to inventory of approximately $1,011,000 related to Polaroid's Filing and (iii) changes in product mix, pricing pressures and unfavorable labor and overhead absorption. Product development costs for the Nine Months Ended March 2002 and the Nine Months Ended March 2001 were approximately $5,817,000 and $4,674,000, respectively.


Operating Expenses
------------------

Operating expenses, consisting of selling expense, general and administrative expense, variable stock-based compensation expense, terminated acquisition costs and interest expense, increased by approximately $5,074,000 to $25,527,000 for the Nine Months Ended March 2002 from approximately $20,453,000 for the Nine Months Ended March 2001. Included in general and administrative expense for the Nine Months Ended March 2002 were certain charges aggregating $3,346,000 comprised of (i) the Kmart Provision, net of the Bad Debt Recovery, of $672,000;
(ii) a charitable contribution that the Company recorded for victims of the September 11 terrorist attack in the amount of $1,063,000 ("Charitable Contribution Charge"), and (iii) a provision related to an account receivable of $1,611,000 associated with Polaroid's Filing ("Polaroid Receivable Provision"). As a percentage of sales, operating expenses increased to 25.9% for the Nine Months Ended March 2002 from 14.3% for the Nine Months Ended March 2001. Excluding the charges described in the second preceding sentence aggregating $3,346,000, and the variable stock based compensation expense of $2,825,000, in the Nine Months Ended March 2002, and terminated acquisition costs of $800,000 in the first quarter of Fiscal 2001 related to a proposed acquisition that was not consummated, operating expenses as a percentage of sales would have been 19.6% for the Nine Months Ended March 2002 compared to 13.7% for the Nine Months Ended March 2001.

Selling expenses decreased by approximately $726,000, or 13.7%, to approximately $4,586,000 for the Nine Months Ended March 2002 from approximately $5,312,000 for the Nine Months Ended March 2001. The decrease was primarily due to a decrease in certain variable selling expenses. As a percentage of sales, selling expenses increased to 4.7% for the Nine Months Ended March 2002 from 3.7% for the Nine Months Ended March 2001.

General and administrative expenses increased by approximately $3,859,000, or 31.1%, to approximately $16,252,000 for the Nine Months Ended March 2002 from approximately $12,393,000 for the Nine Months Ended March 2001. Excluding the Kmart Provision and Bad Debt Recovery, the Charitable Contribution Charge, and the Polaroid Receivable Provision, general and administrative expenses would have been approximately $12,906,000 for the Nine Months Ended March 2002, an increase of $513,000, or 4.1%, compared to the Nine Months Ended March 2001. The increase was primarily attributable to higher compensation expense and higher professional fees. As a percentage of sales, general and administrative expenses increased to 16.5% for the Nine Months Ended March 2002 from 8.7% for the Nine Months Ended March 2001. Excluding the Kmart Provision and Bad Debt Recovery, the Charitable Contribution and the Polaroid Receivable Provision which aggregated $3,346,000, general and administrative expenses, as a percentage of sales, would have been 13.1% for the Nine Months Ended March 2002.

Variable stock-based compensation expense was $2,825,000 for the Nine Months Ended March 2002, and resulted principally from variable accounting treatment accorded certain of the Company's repriced stock options as a consequence of the Company's exchange offer that expired October 16, 2001. For further discussion, see the paragraph Exchange Offer under the section Liquidity and Capital Resources.

Interest expense decreased to approximately $1,864,000 for the Nine Months Ended March 2002 from approximately $1,948,000 for the Nine Months Ended March 2001. Interest expense will vary as a direct result of the level of short-term borrowings the Company incurs and fluctuations in interest rates.

Other Income, Net
-----------------

Other income, net was approximately $2,683,000 and $3,640,000 for the Nine Months Ended March 2002 and the Nine Months Ended March 2001, respectively, a decrease of $957,000. The decrease was primarily attributable to lower investment income earned partially offset by an arbitration award to the Company of approximately $1,200,000 which the Company recorded in October 2001.

Income Taxes
------------

The Company's benefit for income taxes was approximately $645,000 for the Nine Months Ended March 2002 compared to a tax provision of approximately $1,248,000 for the Nine Months Ended March 2001. The benefit was primarily related to foreign and domestic losses which included the effect of non-qualified stock option expense for the Nine Months Ended March 2002. In general, the effective income tax rate is largely a function of the balance between income and loss from domestic and foreign operations.

Net (Loss) Income
-----------------

As a result of the matters described above, the Company had a net loss of approximately $6,170,000, or $0.23 per share, for the Nine Months Ended March 2002 as compared to net income of approximately $9,256,000, or $0.32 per diluted share, for the Nine Months Ended March 2001.


Liquidity and Capital Resources
-------------------------------

On January 22, 2002, the Securities and Exchange Commission issued an interpretive release on disclosures related to liquidity and capital resources. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors presented in other Company filings. The Company does not have, or engage in transactions with any special purpose entities, was not engaged in hedging activities and had no forward exchange contracts outstanding at March 30, 2002. The Company, in the ordinary course of business, enters into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in the Company's financial statements in accordance with generally accepted accounting principles in the United States, and are more fully discussed below.

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

A related party transaction is discussed in Note 15, Related Party Transactions, to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. This transaction does not materially affect the Company's results of operations, cash flows or financial condition.

At March 30, 2002, the Company had working capital of approximately $129,871,000 compared to approximately $131,003,000 at June 30, 2001. Cash provided by operations in the Nine Months Ended March 2002 was approximately $771,000, which compared to cash used by operations of approximately $229,000 for the Nine Months Ended March 2001. The changes in cash provided by operating activities for the Nine Months Ended March 2002 and the Nine Months Ended March 2001 periods were primarily attributable to changes in inventories, accounts payable and other long term liabilities.

Cash provided by investing activities for the Nine Months Ended March 2002 was $48,442,000 that was primarily the result of approximately $49,870,000 in proceeds received by the Company upon the maturity of short-term investments made in Fiscal 2001. Capital expenditures for the Nine Months Ended March 2002, were approximately $1,428,000 compared to approximately $6,052,000 for the Nine Months Ended March 2001. The decrease was primarily the result of significantly reduced expenditures on plant and equipment purchases for the Company's manufacturing facility located in the People's Republic of China. It is expected that capital expenditures on plant and equipment purchases for the Company's manufacturing facility will increase substantially in the fourth quarter of Fiscal 2002 compared to the Nine Months Ended March 2002.

Cash used in financing activities was approximately $153,000 for the Nine Months Ended March 2002, which compared to cash provided by financing activities of approximately $98,867,000 for the Nine Months Ended March 2001. The decrease was attributable to the Company's public offering (described more fully below) in September and October 2000.

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

Senior Notes Payable. On July 30, 1998, the Company consummated a private placement of $15,000,000 of unsecured senior notes. The notes bear interest at 11.0%, and mature on July 15, 2005. Interest payments are due quarterly. The indenture governing the notes contains certain restrictive covenants relating to, among other things, incurrence of additional indebtedness and dividend and other payment restrictions affecting the Company and its subsidiaries. If the Company were to redeem the Senior Notes prior to their maturity, payment of an early redemption fee, the outstanding principal amount and accrued and unpaid interest on the Senior Notes would be required. At March 30, 2002, the early redemption fee was 3% of the outstanding principal. The fee decreases to 1% and 0% on July 16, 2002 and July 16, 2003, respectively.

Hong Kong Credit Facilities. Concord Camera HK Limited ("Concord HK") has various revolving credit facilities in place providing an aggregate of approximately $23,500,000 in borrowing capacity. Certain of the revolving credit facilities are denominated in Hong Kong dollars. Since 1983 the Hong Kong dollar has been pegged to the United States dollar. The revolving credit facilities are comprised of 1) an approximate $11,000,000 Import Facility, 2) an approximate $2,600,000 Packing Credit and Export Facility, 3) an approximate $1,900,000 Foreign Exchange Facility and 4) an $8,000,000 Accounts Receivable Financing Facility. The $8,000,000 Accounts Receivable Financing Facility is secured by certain account receivables of Concord HK and guaranteed by the Company. The Company also guarantees the remaining $15,500,000 of borrowing capacity. Availability under the Accounts Receivable Financing Facility is subject to advance formulas based on Eligible Accounts Receivable and all the credit facilities are subject to certain financial ratios and covenants. The revolving credit facilities bear interest at variable rates. At March 30, 2002, there were no amounts outstanding under the Hong Kong Credit Facilities.

United Kingdom Credit Facility. In November 1999, a United Kingdom subsidiary of the Company, obtained a $1,000,000 credit facility (the "UK Facility") in the United Kingdom that is secured by substantially all of the assets of the Company's United Kingdom subsidiary. The UK Facility bears interest at 1.5% above the UK prime lending rate and was principally utilized for working capital needs. At March 30, 2002, there were no amounts outstanding under the UK Facility.

United States Credit Facilities. In June 2000, a Concord Camera Corp., U.S. subsidiary entered into a credit facility ( the "US Facility") with a lender to provide up to $5,000,000 of unsecured working capital. The US Facility bears interest at 1.75% above the London Interbank Offer Rate ("LIBOR"). No amounts were outstanding under the US Facility at March 30, 2002.

Exchange Offer. On August 28, 2001, the Company launched an offer to exchange outstanding stock options with an exercise price of more than $7.00 per share for new options to purchase 75% of the shares subject to the outstanding options at an exercise price of $5.97 per share (the closing price of the Common Stock reported on the NASDAQ National Market on the date the Board of Directors approved the exchange offer.) The exchange offer expired on October 16, 2001. Options to purchase 1,375,876 shares of Common Stock were tendered in the exchange offer and accepted by the Company for cancellation and new options to purchase 1,031,908 shares of Common Stock were issued in exchange therefor. As a result of the exchange offer, the Company is now required to apply variable accounting for these stock option grants until the options are exercised, cancelled or expire. Accordingly, for the quarter and nine months ended March 30, 2002, the Company incurred approximately $1,169,000 and $2,285,000 respectively, principally related to non- cash stock option compensation expense which were included under the caption variable stock-based compensation expenses. Because the determination of variable accounting expense associated with the repriced stock options is dependent, in part, on the closing stock price of the Company at the end of each prospective reporting period, it is not possible to determine the impact, either favorable or unfavorable, on the Company's financial statements.

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

Each of the Company's foreign subsidiaries purchases its inventories in U.S. Dollars and sells them in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. Certain components needed to manufacture cameras are purchased in Japanese Yen. The impact of foreign exchange transactions is reflected in the statement of operations. As of March 30, 2002, the Company was not engaged in any hedging activities and there were no forward exchange contracts outstanding. The Company continues to analyze the benefits and costs associated with hedging against foreign currency fluctuations.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 6 to the Condensed Consolidated Financial Statements regarding the class action lawsuits recently filed against the Company and certain of its officers.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Company's Annual Meeting of Shareholders was held on January 17, 2002. The following is a summary of the matters voted on at that meeting.

The shareholders elected each of the Company's nominees to the Board of Directors. The persons elected to the Board of Directors, and the number of votes cast for and withheld for each nominee for director, were as follows:

         Director                         For                     Withheld
         --------                   ---------------             ------------

         Ira B. Lampert                19,837,479                2,691,124
         Ronald S. Cooper              21,441,883                1,086,720
         Morris H. Gindi               21,966,186                  562,417
         J. David Hakman               21,972,190                  556,413
         William J. Lloyd              21,966,290                  562,313
         William J. O'Neill, Jr.       21,942,020                  586,583

The shareholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for Fiscal 2002 by the following vote: 22,422,708 votes "For"; 85,001 votes "Against"; and 20,894 abstentions.

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

10.1  Letter agreement between The Hong Kong and             Filed herewith.
      Shanghai Banking Corporation Limited and
      Concord Camera HK Limited dated November
      8, 2001, relating to and amending the Hong
      Kong Credit Facility and Factoring Agreement


(b)  Reports on Form 8-K

The registrant did not file any reports on Form 8-K during the quarter ended March 30, 2002.

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


                              CONCORD CAMERA CORP.
                              --------------------
                                  (Registrant)


                             BY: /s/_Harlan I. Press
                                 -------------------
                                   (Signature)

                                 Harlan I. Press
                          Vice President and Treasurer

                  DULY AUTHORIZED AND CHIEF ACCOUNTING OFFICER
                              DATE: March 14, 2002