Form 10-K
period 2002-06-29
CONCORD CAMERA CORP
filed 2002-09-26
CIK 831861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 29, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock (based upon the high and low trading prices) held by non-affiliates of the Company on August 30, 2002, was approximately $96,196,371.

As of August 30, 2002, there were 27,825,499 shares of the Company's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                         See Exhibit Index -- Page 53

                                     PART I

Unless the context indicates otherwise, when used in this report, "we," "us," "our," "Concord" and the "Company" refer to Concord Camera Corp. and its subsidiaries. Beginning in Fiscal 1999, the Company changed its fiscal year to end on the Saturday closest to June 30. Fiscal 2002 refers to the Fiscal Year ended June 29, 2002, Fiscal 2001 refers to the Fiscal Year ended June 30, 2001, Fiscal 2000 refers to the Fiscal Year ended July 1, 2000, and Fiscal 1999 refers to the Fiscal Year ended July 3, 1999. Prior to 1999, the Company's fiscal year was the twelve-month period ended June 30. References to "fiscal year" incorporate this usage.

All information in this report gives effect to a two-for-one stock split effective on April 14, 2000 to shareholders of record on March 27, 2000.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report and the documents that are incorporated by reference into this report contain "forward-looking statements" within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as "believes," "expects," "may," "will," "should," "seeks," "intends," "plans," "estimates," or "anticipates" or the negative of those words or other comparable terminology. Forward-looking statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. They instead represent only our present belief regarding future events, many of which, by their nature, are inherently uncertain and involve risks and uncertainties. A number of important factors could cause actual results to differ, perhaps materially, from the anticipated results indicated in the forward-looking statements. For a discussion of some of the factors that could cause actual results to differ, please see the discussion under "Risk Factors" contained in this report. Any forward-looking statements contained in this report, or in the documents incorporated by reference into this report, represent our estimates only as of the date of this report, or as of such earlier dates as are indicated, and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Item 1.  The Business.

Photography Market Overview

There are four main categories of cameras within the amateur photography market:

    o Digital cameras -- A digital camera uses an electronic sensor (versus silver halide film) to electronically capture an image, which is then stored in a memory device. Digital cameras allow for instantaneous viewing, and images can easily be downloaded to a computer for viewing, manipulation, reproduction and storage. According to IDC(1), approximately 18 million consumer digital cameras(2) were shipped worldwide in 2001 (a 180% increase in the number of units shipped as compared to 1999) generating shipment values of approximately $8 billion(3).

-------------
(1) IDC (a division of IDG) is a leading provider of industry analysis and market data.

    o Single use cameras -- Single use cameras are sold preloaded with film and battery and are designed to be used only once. After use, the consumer returns the entire camera to the photo processor. The processor then extracts the film and either disposes of the camera carcass or returns it for recycling. According to the Photo Marketing Association ("PMA"), on a unit basis, single use cameras account for approximately 87% of all non-digital cameras sold worldwide, but we estimate this segment accounts for less than 30% of amateur non-digital camera industry revenues.

    o 35mm and APS cameras -- This category includes essentially all other (non-single use) cameras that use silver halide film. Film formats include both 35mm and Advanced Photo System ("APS") (24mm). On a unit basis, 35mm and APS cameras account for about 11% of all non-digital cameras sold worldwide and about 57% of worldwide amateur non-digital camera industry revenues, according to the PMA.

    o Instant cameras -- Instant cameras provide the advantage of instant photographs, but the cost per print is substantially higher than 35mm and APS cameras. There is also a difference in the quality of prints produced by instant cameras. On a unit basis, instant cameras account for about 1.5% of all non-digital cameras sold worldwide and about 2% of worldwide amateur non-digital camera industry revenues, according to the PMA.

Market Trends

We expect to capitalize on a number of trends within the image capture industry, including the following:

    o Growth of Digital Photography. Digital photography is one of the fastest growing areas of the photography market. According to IDC, worldwide consumer digital camera shipments grew at an average rate of approximately 65% per year from 1999 through 2001, and are projected to grow at an average rate of approximately 17% per year over the next three years with shipments expected to reach 40.7 million units in 2006. Despite their relatively recent acceptance in the consumer market, digital camera sales have already surpassed sales of instant cameras, single lens reflex cameras ("SLRs") and traditional(4) 35mm and APS cameras. We believe we are well positioned to address this market, with a design team focused on the development of digital image capture devices and significant clean room facilities dedicated to the manufacture and assembly of digital cameras. See "Manufacturing Facilities" below.

    o New Digital Image Capture Devices. In a clear departure from silver halide photography, digital imaging enables images to be displayed and used in ways that were previously impossible. Device manufacturers have begun to incorporate image capture devices into cellular phones, personal digital assistants, laptop computers and security monitoring devices.

--------------

(2) "Consumer digital cameras" are cameras capturing images in digital format only, and priced from $49 to $1,500.
(3) According to IDC's initially advertised prices for end-users.
(4) "Traditional" cameras do not include single use or digital cameras.

    o Growth of Single Use Cameras. Single use cameras are inexpensive, easy to use and deliver high quality photographs. From 1999 through 2001, the number of single use cameras sold worldwide grew at a compound annual rate of 15%, according to the PMA, and is forecasted to grow at an average annual rate of 8% through 2005.

Our Company

We design, develop, manufacture and sell on a worldwide basis high quality, popularly priced, easy-to-use image capture products. Our products include digital image capture devices, 35mm and APS traditional and single use cameras, and instant cameras. We believe we are the fourth largest manufacturer of single use cameras in the world (behind Eastman Kodak Company ("Kodak"), Fuji Photo Film Co. Ltd. ("Fuji") and Konica Corporation). By investing significant funds in our design, development, engineering and manufacturing capabilities, we have positioned ourselves to capitalize on the industry trend to outsource the design, development and manufacture of all types of image capture devices. As a consequence, we now develop new products, including digital image capture devices and innovative electronic, optical and mechanical devices, both for our own account and in conjunction with our Original Equipment Manufacturer ("OEM") customers and some of our key retail customers. We serve as a contract manufacturer of developed and co-developed products for our OEM customers, and we also sell our own branded and private label versions of many of those products incorporating certain of the co-developed technology to our retail customers.

We manufacture products in the People's Republic of China ("PRC"). Our manufacturing facility, together with several employee dormitories we lease, comprise in excess of 600,000 square feet. We have operated in the PRC since 1984. Our manufacturing capabilities and facilities in the PRC are key components of our low cost of production. Our Hong Kong management team, many of whom live in the PRC, oversees our manufacturing activities. Our products are conceptualized, designed, developed and engineered principally in design centers in Hong Kong, the PRC and the United States.

We have evolved from a manufacturer and distributor of cameras to a contract manufacturer of high quality image capture products with strong retail distribution. At the same time we have developed and manufacture a full line of lower priced digital cameras. Average revenue per unit from our digital products is significantly higher than from our traditional and single use camera products. In Fiscal 2002, we completed new digital camera development projects that resulted in the recent introduction to the marketplace of a number of new products as well as providing a platform for the future development of other digital products. Our design team is currently engaged in the development of additional new digital products. See "Products" below. The experience gained from these development projects should enable us to compete effectively for supply contracts with companies desiring to offer low cost digital camera solutions to their customers.

Our Growth Strategy

We intend to enhance our position as a leader in contract manufacturing while continuing to expand our retail sales and distribution ("RSD") business. Our growth strategy includes the following key elements:

o Continue to expand our RSD business. We continue to globally expand our RSD business by increasing the number of customers, product listings, retail segments and sales volumes through the continued introduction of new products, some of which are the result of our development and/or co-development projects with our OEM customers. Our retail customers include, but are not limited to, Argos, Boots, CVS, Eckerd, Rite Aid, Target, Walgreens and Wal-Mart. We continue to invest in our internal sales and marketing capabilities to expand our retail business.

In August 2002, we entered into two trademark licensing agreements with the entity that purchased the assets of Polaroid Corporation ("Polaroid") in an asset purchase transaction approved by the U.S. Bankruptcy Court supervising the Polaroid reorganization. These licenses enable us to market our single use (subject to the Japan restriction under the Fuji license)and traditional film-based cameras (but not instant or digital cameras) worldwide to retailers under the Polaroid brand name. See "Licensing Activities" below.

o Obtain additional business from our OEM customers. Over the years we have captured OEM business from several of the world's leading companies including Kodak, Hewlett-Packard Company ("Hewlett-Packard"), Nokia Mobile Phones Ltd. ("Nokia") and Polaroid. We continue to invest in product development and low cost manufacturing to increase business from our existing OEM customers.

o Develop new OEM relationships. We intend to leverage our existing relationships and our strong capabilities in engineering, design and manufacturing to establish new OEM relationships. We intend to attract new OEM customers by exploiting our expertise in designing and low cost manufacturing of digital and film-based image capture devices for leading companies.

o Differentiate ourselves from other contract manufacturers. We will continue to differentiate ourselves from our competitors by providing OEM customers with the dedicated design and development expertise at our facilities in Hollywood, Florida, Hong Kong and the PRC, as well as our advanced, high quality, low cost manufacturing capabilities.

o Pursue strategic relationships and acquisitions. When appropriate, we intend to seek strategic relationships with leading companies in our industry, as well as acquisitions that will help us further expand our customer base, product mix, and distribution channels thereby enhancing our OEM and retail competitive position. We recently engaged an investment bank to help us attempt to identify suitable acquisition targets.

Products

We design, develop, manufacture and sell image capture products. Our products include digital image capture devices, 35mm and APS traditional and single use cameras, and instant cameras. We often serve as a contract manufacturer of developed and co-developed products for our customers. We also sell to our retail customers our own branded and private label versions of many of those products incorporating certain of the developed and co-developed technology.

We manufacture digital image capture devices, 35mm and APS traditional and single use cameras, and instant cameras. Our Company manufactures and assembles products in the PRC both as a contract manufacturer on an OEM basis and for direct sale under our trademarks and brand names, and under private label brand names. New products are, and we expect they will continue to be, designed and developed both independently and on a co-development basis with existing and potential OEM customers.

We offer a wide variety of CMOS(5) and CCD-imager(6) based digital cameras, ranging from those with VGA(7) resolution up to and including those with multi-megapixel resolution. Over the next several years, digital cameras are expected to represent a material portion of our sales as well as an increasing portion of worldwide camera sales. During Fiscal 2002, we completed the design and development of distinct new digital still camera platforms and currently have additional product platforms in the early stages of development. From these first platforms we have built, and recently began selling, certain new distinct camera models. These platforms are designed for configuration flexibility so that features, styles, and user interfaces can be customized quickly, allowing for the creation of numerous models and appearances using a common base to accommodate different user and customer preferences.

We also offer a complete line of single use cameras using platforms that enable us to change the optics, flash, encasements, finishes and packaging to accommodate different user and customer preferences. Our 35mm camera products range from entry-level to higher-end, fully featured zoom models and include models used by certain RSD customers to support special promotion and loyalty programs they offer to their customers.

Concord's expenditures for product design and development increased from $4.9 million in Fiscal 2000 to more than $7.6 million in Fiscal 2002. For additional information regarding amounts we spent on product development activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. We anticipate product development costs will increase slightly in Fiscal 2003.

OEM Sales

We have developed products and long-term relationships with some of the world's largest and most successful film, camera, global communication and technology companies. Sales to OEM customers are handled by our in-house sales and marketing personnel.

----------------
(5) "CMOS" is the acronym for complementary metal-oxide semiconductor.
(6) "CCD" is the acronym for charge-coupled device.
(7) "VGA" is the acronym for video graphics array.

In Fiscal 2002, no single OEM customer's purchases represented more than 10% of our total net sales. OEM customers accounted for approximately $33.6 million, or 26.0%, of our total net sales in Fiscal 2002.

During Fiscal 2002, our OEM customers included Agfa-Gevaert AG ("Agfa")(8), Ferrania S.p.A. and Ferrania USA, Inc. (formerly part of Imation, Inc.) ("Ferrania")(9), Hewlett-Packard, Kodak, Nokia and Polaroid. For more information about certain of these existing and former OEM customers, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

Future OEM Relationships

We believe we are positioned to become one of the beneficiaries of an outsourcing trend in the traditional, single use and digital image capture device markets, including wireless transmission and Internet connectivity. By investing significant funds in development, design, engineering and manufacturing capabilities, we have become a high quality, low cost contract manufacturer. In addition, OEM customers are increasingly searching for development and co-development partners that can provide them with value added assistance in the design, development and testing of innovative technologies. Our ability to serve not only as a reliable, quality contract manufacturer but also as a valuable strategic partner positions us for continued growth in our OEM business.

We are in discussions and/or negotiations with existing and potential OEM customers for the development, design and production of a number of new products. Our product development capabilities enable us to offer proprietary assistance in the development of products for OEM customers. We target potential OEM customers with: (a) an established brand name; (b) existing channels of distribution; (c) multiple product outsourcing potential (traditional, single use and digital cameras); and (d) products complementary to our manufacturing and value-added skills.

Retail Sales

We make direct sales to retailers on a worldwide basis through offices and/or representatives in the United States, Latin America and Canada ("Concord Americas"), offices in the United Kingdom, France and Germany ("Concord Europe"), and offices in Hong Kong ("Concord Asia"). Concord Asia is also involved in OEM sales, as well as sales to and sales support for large retail customers in the Americas, Europe and Asia. We market our products to retailers on a private label basis and/or under the following brand names:


---------------
(8) Although our contract with Agfa expired in January 2002, we continued to manufacture certain products for Agfa during the remainder of Fiscal 2002.
(9) Although our contract with Ferrania expired in June 2001, we continued to manufacture certain products for Ferrania during Fiscal 2002.

                    o Argus(R)                         o Goldline(R)
                    o Apex(R)                          o Keystone(R)
                    o Concord(R)                       o Le Clic(R)
                    o Concord Eye Q(R)                 o Polaroid(R)
                    o Fun Shooter(R)

In August 2002, we entered into two trademark licensing agreements with the entity that purchased the assets of Polaroid in an asset purchase transaction approved by the U.S. Bankruptcy Court supervising the Polaroid reorganization. These licenses enable us to market our single use (subject to the Japan restriction under the Fuji license) and traditional film-based cameras (but not instant or digital cameras) worldwide to retailers under the Polaroid brand name. See "Licensing Activities" below.

Our worldwide retail customers include, but are not limited to, the following large discount, drug and retail chains: Argos, Boots, CVS, Eckerd, Rite
Aid, Target, Walgreens and Wal-Mart.

We also sell our products to other consumer product companies who use our products as premiums in connection with their product sales.

We have in-house sales and marketing personnel who make a majority of our direct sales to OEM and retail customers. To assist our in-house RSD sales staff, we also have approximately nine non-affiliated sales agents who serve specific geographic areas. Sales agents generally receive commissions ranging from 1.0% to 3.0% of net sales to retail customers, depending on the type of customer, and may act as selling agents for products of other manufacturers.

Our direct sales to retailers represented approximately $95.7 million, or 74.0% of total net sales in Fiscal 2002, and approximately $83.3 million or 46.3% of total net sales in Fiscal 2001. This increase was fueled by the introduction of new products and marketing programs. In Fiscal 2002, we had two retail customers each of whose purchases represented in excess of 10% of our total net sales: (i) Walgreens (19.6% of total net sales); and (ii) Wal-Mart (18.6% of total net sales).

Competition

The image capture industry is highly competitive. As a manufacturer and distributor of high quality, popularly priced image capture devices, we encounter substantial competition from a number of firms, many of which have longer operating histories, more established markets and more extensive facilities than we have. Many of our competitors have greater resources than we have or may reasonably be expected to have in the foreseeable future. Our competitive position is dependent upon our ability to continue to manufacture in the PRC.

Licensing Activities

In August 2002, we entered into two license agreements with the entity that purchased the assets of Polaroid on July 31, 2002 in an asset purchase transaction approved by the U.S. Bankruptcy Court supervising the Polaroid reorganization. These licenses provide us with the exclusive (with the exception of products already released by Polaroid into the distribution chain), worldwide use of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of 35mm and APS single use cameras, 35mm and APS manual and motorized cameras, including zoom cameras, and certain related accessories. The licenses do not include instant or digital cameras. Each license includes an initial term of three and a half years and may be renewed at our option for an additional three-year period.

We are one of a limited number of companies licensed by Fuji to manufacture and remanufacture single use cameras. Single use cameras accounted for approximately $90.5 million, or 70% of our Fiscal 2002 net sales. We have a worldwide (excluding Japan until January 1, 2005) non-exclusive license to use Fuji's portfolio of patents and patent applications related to single use cameras. The license extends until the later of February 26, 2021 or the expiration of the last of the licensed Fuji patents to expire. In June 1999, the International Trade Commission ("ITC") banned the unlicensed importation into the United States of new and reloaded single use cameras due to the infringement of such imports on existing patents held by Fuji. The Court of Appeals for the Federal Circuit (the "Federal Circuit") recently upheld the ban on new single use cameras and reversed the ITC's ban on reloaded single use cameras which were originally sold in the United States by Fuji or its licensees and reloaded in a prescribed manner. The Federal Circuit's decision opens the United States market to competition from non-Fuji licensees for single use cameras originally sold in the United States by Fuji or its licensees and reloaded (either in the United States or abroad) in the prescribed manner. The Federal Circuit's decision could have a material adverse impact on our revenues and earnings.

Manufacturing

We conduct all of our manufacturing in the PRC. Our vertically integrated manufacturing facilities include, but are not limited to, plastic injection molding of lenses and other parts, stamping and machining of metal parts, manufacturing of printed circuit boards ("PCBs"), assembly of PCBs using surface mount technology machinery and manual insertion, application specific integrated circuit bonding, quality control, quality assurance, painting and final assembly and testing.

Manufacturing Facilities. We began constructing our current manufacturing facilities in the PRC in Fiscal 1996. We expanded them in Fiscal 1999 by increasing our manufacturing and related dormitory facilities to over 600,000 square feet. See "Properties" below.

In February 2000 we opened a new production facility dedicated to digital image capture devices. Two-thirds of this new facility is comprised of class 10,000 clean rooms where the ambient air particle count is controlled and special gowns are worn by all personnel to maintain a high level of cleanliness. This facility, located on the site of our PRC manufacturing operations, has a fully trained and dedicated on-site staff including operators, engineers (mechanical, electrical and optical) and production managers and supervisors.

Our PRC manufacturing facilities received the Social Accountability 8000 ("SA8000") certification in November 2001. The SA8000 is an international standard designed to ensure safe working conditions, fair management practices and the protection of workers' rights. Our PRC manufacturing facilities have also been ISO9002 accredited by the China Quality Certification Center for Import & Export since Fiscal 1997.

Our Hong Kong office has been ISO9001 accredited by Det Norske Veritas since early 2001. The ISO9001 standard encompasses design, development, purchasing and order fulfillment functions.

Equipment and Raw Materials. We own the tools and equipment necessary to manufacture many of the components used in our products. Numerous manufacturers and suppliers located in the Far East and other parts of the world supply us with various components and raw materials that we do not manufacture. Raw materials and components that we purchase include film, batteries, glass lenses, plastic resins, metal, packaging, electronic components, sensors, digital signal processors, memory and displays.

Component procurement for digital cameras is more complex than for traditional and single use cameras. Availability, delays in procuring, and price fluctuations of the components for digital cameras, which may be outside our control, could adversely impact our business, results of operations and financial condition.

PRC Operations. Our operations and profitability are substantially dependent upon our manufacturing and assembly activities. Our current processing agreement with the PRC entities expires in October 2006. We intend to continue to expand our operations in the PRC, but there can be no assurance we will be able to do so.

We recently established and registered a wholly foreign owned enterprise ("WFOE"), named Concord Camera (Shenzhen) Company Limited ("Concord Shenzhen"), pursuant to the law of the PRC concerning enterprises with sole foreign investment. The business license of Concord Shenzhen, which is a wholly-owned subsidiary of Concord Camera HK Limited ("Concord HK"), permits it to manufacture and sell a variety of cameras and camera components and will permit it to make sales both in the PRC and internationally of the products it manufactures. We expect that Concord Shenzhen will begin operations in the PRC during Fiscal 2003.

Trademarks and Patents

We own trademarks which include, but are not limited to, the CONCORD(R), KEYSTONE(R), CONCORD EYE Q(R), FUN SHOOTER(R), LE CLIC(R), GOLDLINE(R) and APEX(R) names for cameras sold in the United States and numerous foreign countries and the ARGUS(R) name in numerous foreign countries. We license the trademark POLAROID(R) for exclusive use worldwide in connection with the manufacture, distribution, promotion and sale of single use and traditional film-based cameras (excluding instant and digital cameras). We own numerous patents, certain of which are used in our current products. We have applied for, and will continue to apply for, in the United States and foreign countries, patents to protect the inventions and technology developed by or for the Company. We do not believe our competitiveness and market share are dependent on the ultimate disposition of our patent applications.

Restructuring

Beginning in the fourth quarter of Fiscal 2001, we announced and began implementing a restructuring and cost containment initiative in an effort to enhance operating efficiencies and reduce costs through workforce reductions, facility consolidations and other cost-saving measures. As part of this initiative, which we completed in the fourth quarter of Fiscal 2002, we reduced our manufacturing workforce in the PRC from approximately 6,000 to approximately 4,000, and eliminated approximately 70 employees outside the PRC.

Employees

As of August 1, 2002, we had 207 employees, approximately 62% of whom were located in Hong Kong and the PRC. None of our employees are represented by collective bargaining agreements.

Pursuant to our agreements with governmental agencies in the PRC, those governmental agencies provide us with approximately 4,000 workers at our facilities in the PRC. We believe our ongoing relationship with these workers is good.

Financial Information about Geographic Areas

For financial information about geographic areas, see Note 22 to the Consolidated Financial Statements.

Item 2.  Properties.

In Hollywood, Florida, we lease our principal office space, which consists of approximately 15,000 square feet. We also lease a domestic warehouse in Fort Lauderdale, Florida, which consists of approximately 13,700 square feet, about 825 square feet of which is office space. These leases expire on September 30, 2010 and January 31, 2009, respectively.

In Hong Kong, we lease a total of approximately 32,915 square feet of business and warehouse space comprised of one floor under a lease expiring in 2047 and four floors under a lease expiring in July 2004(10). In the United Kingdom, we own an 11,000 square foot building on a one-half acre parcel. We also lease warehouse and/or office space in France, Canada and Germany in connection with the activities of our subsidiaries in these jurisdictions.

In the PRC, we own a manufacturing facility in the Longgang District of Shenzhen, and we lease several employee dormitories and a cafeteria. Pursuant to land use agreements entered into with certain PRC governmental agencies, we obtained the title and rights to use approximately eight acres of land for factory buildings, dormitories and related ancillary buildings. Under the land use agreement, we have the right to use the land through the year 2038. At the end of the term, a PRC governmental agency will own the facilities and we will have the right to lease the land and improvements thereon at then prevailing lease terms.



--------------
(10) We have the option to extend the term of this lease to July 31, 2006.

Item 3.  Legal Proceedings.

In July 2002, an amended class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be shareholders of the Company. The lead plaintiffs in the amended complaint seek to act as representatives of a class consisting of all persons who purchased the Company's Common Stock during the period from May 1, 2000 through June 22, 2001, inclusive (the "Class Period"). The complaint asserts, among other things, that the Company made untrue statements of material fact and omitted to state material facts necessary to make statements made not misleading in periodic reports it filed with the Securities and Exchange Commission and in press releases it made to the public regarding its operations and financial results. The allegations are centered around claims that at the outset the Company failed to disclose that the transaction with then customer, KB Gear Interactive, Inc. ("KB Gear"), was a highly risky transaction, claims that throughout the Class Period the Company failed to disclose that a large portion of its accounts receivable was represented by a delinquent and uncollectible balance due from then customer, KB Gear, and claims that such failure artificially inflated the price of the Common Stock. The complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The Company intends vigorously to defend the lawsuit. The lawsuit is in the earliest stage and discovery has not yet commenced. The Company filed a motion to dismiss on August 30, 2002. Although the Company believes this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained.
On September 17, 2002, the Company was advised by the staff of the Securities and Exchange Commission that it is conducting an informal inquiry related to the matters described above.

In April 2002, a patent infringement complaint was filed by the Massachusetts Institute of Technology and Electronics for Imaging, Inc. against 214 defendants, including the Company, in the United States District Court for the Eastern District of Texas. The complaint asserts that the defendants have offered for sale and sold products that infringe United States Patent No. 4,500,919, entitled Color Reproduction System, which patent expired on May 4, 2002. The complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. Although the Company believes this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained.

The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of our management, the resolution of such matters will not have a material adverse effect on its financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5.  Market for Company's Common Equity and Related Shareholder Matters.

Our Common Stock has been quoted on the Nasdaq National Market under the symbol "LENS" since July 12, 1988. The following table shows, for each quarter in Fiscal 2001 and Fiscal 2002, the high and low sales prices per share of our Common Stock as reported by the Nasdaq National Market. All share prices set forth below have been adjusted to reflect the two-for-one split of our Common Stock effected on April 14, 2000.

                       Quarter Ended                  High              Low
     June 29, 2002...............................    $ 9.15           $ 4.95

     March 30, 2002..............................    $ 9.39           $ 6.00

     December 29, 2001...........................    $ 7.79           $ 3.80

     September 29, 2001..........................    $ 6.23           $ 3.80


     June 30, 2001...............................    $10.07           $ 4.75

     March 31, 2001..............................    $20.00           $ 6.38

     December 30, 2000...........................    $34.50           $13.75

     September 30, 2000..........................    $27.88           $18.69


The closing price of our Common Stock on the Nasdaq National Market on August 30, 2002 was $4.70 per share. As of August 30, 2002, there were approximately 1,038 shareholders of record of our Common Stock.

The Company has never paid cash dividends and does not presently intend to pay cash dividends.

Item 6.  Selected Financial Data.

                                                              Fiscal Year Ended
                                                              -----------------
                                            June 29,    June 30,    July 1,    July 3,    June 30,
                                              2002        2001       2000       1999        1998
                                              ----        ----       ----       ----        ----

                                                (Dollars in thousands except per share data)
STATEMENT OF
OPERATIONS DATA:

Net sales(a)                                $129,317    $180,061   $167,720   $115,386    $98,617

Cost of product sold                         110,345     152,598    126,148     86,664     74,771
                                            --------    --------   --------   --------    -------

Gross profit(a)                               18,972      27,463     41,572     28,722     23,846

Operating expenses(a)                         26,161      45,056     25,607     20,567     17,846
                                            --------    --------   --------   --------    -------

Operating (loss) income                       (7,189)    (17,593)    15,965      8,161      6,000

Other (income), net                             (538)     (4,892)      (883)      (441)      (517)
                                            --------    --------   --------   --------    -------

(Loss) income before taxes                    (6,651)    (12,701)    16,848      8,602      6,517

(Benefit) provision for taxes                 (1,403)       (931)    (2,751)       893        504
                                            --------    --------   --------   --------    -------

Net (loss) income                           $ (5,248)   $(11,770)  $ 19,599   $  7,709    $ 6,013
                                            ========    ========   ========   ========    =======

Basic (loss) earnings per share(b)          $  (0.19)   $  (0.45)  $   0.89   $   0.35    $  0.27
                                            ========    ========   ========   ========    =======

Diluted (loss) earnings per share(b)        $  (0.19)   $  (0.45)  $   0.81   $   0.33    $  0.26
                                            ========    ========   ========   ========    =======

BALANCE SHEET DATA:

Working capital                             $128,383    $131,003   $ 52,600   $ 37,447    $20,813
                                            ========    ========   ========   ========    =======

Total assets                                $198,076    $213,666   $134,003   $ 96,647    $72,082
                                            ========    ========   ========   ========    =======

Total debt                                  $ 14,934(c) $ 15,416   $ 19,555   $ 29,735    $15,599
                                            ========    ========   ========   ========    =======

Total stockholders' equity                  $149,156    $154,337   $ 66,290   $ 42,696    $36,105
                                            ========    ========   ========   ========    =======


(a) All amounts have been presented in accordance with the Emerging Issue Task Force No. 00-25, Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer, which requires the reclassification of certain variable selling expenses from being reported as an operating expense to a reduction of net sales. For further discussion, see Note 1 to the Consolidated Financial Statements.

(b) Per share data for all periods presented has been restated to reflect a two-for-one stock split in Fiscal 2000. For further discussion, see Note 11 to the Consolidated Financial Statements.

(c) This debt was retired in August 2002. For further discussion, see Notes 9 and 24 to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Fiscal 2002 consolidated financial statements and the related notes thereto. Except for historical information contained herein, the matters discussed below are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to economic, governmental, political, competitive and technological factors affecting Concord's operations, markets, products, prices and other factors discussed elsewhere in this report and the documents filed with the Securities and Exchange Commission ("SEC"). These factors may cause results to differ materially from the statements made in this report or otherwise made by or on behalf of Concord.

                                    OVERVIEW

We design, develop, manufacture and sell on a worldwide basis high quality, popularly priced, easy-to-use image capture products. Our products include digital image capture devices, 35 mm and APS traditional and single use cameras and instant cameras. We manufacture and assemble our products in the People's Republic of China ("PRC") for sales to retailers under our brand names, on a premium and private label basis, and to Original Equipment Manufacturers ("OEM").

Over the last several years, we have evolved from a manufacturer and distributor of cameras to a contract manufacturer of high quality image capture products with strong retail distribution. We have improved the quality and capacity of our manufacturing operations to a world class standard and have acquired additional core technology, design and engineering expertise which has, in turn, enabled us to improve product performance and picture quality and to respond quickly to customer requirements.

We recently established and registered a wholly foreign owned enterprise ("WFOE"), named Concord Camera (Shenzhen) Company Limited ("Concord Shenzhen"), pursuant to the law of the PRC concerning enterprises with sole foreign investment. The business license of Concord Shenzhen, which is a wholly-owned subsidiary of Concord HK, permits it to manufacture and sell a variety of cameras and camera components and will permit it to make sales both in the PRC and internationally of the products it manufactures. We expect that Concord Shenzhen will begin operations in the PRC during Fiscal 2003.

We sell directly to our retail sales and distribution ("RSD") customers on a worldwide basis through offices and/or representatives in the United States, Latin America and Canada ("Concord Americas"), offices in the United Kingdom, France and Germany ("Concord Europe"), and offices in Hong Kong ("Concord Asia"). Concord Asia is involved in all OEM sales as well as free on board ("FOB") Hong Kong sales to large retail customers in the Americas, Asia, and Europe. These divisions market our products under the brand names Concord(R), Polaroid(R), Concord EyeQ(R), Keystone(R), Le Clic(R), Argus(R), Apex(R), Goldline(R) and Fun Shooter(R).

As a contract manufacturer, we have also developed products with some of the world's largest and most successful film, camera, global communication and technology companies. Our relationships with our OEM customers are handled by our in-house sales and marketing personnel. In Fiscal 2002, no single OEM customer's purchases represented more than 10% of our net total sales.

As a result of our strategy over the last several years, our sales mix has become more diversified. Sales to our RSD customers accounted for approximately 74.0% of total net sales for Fiscal 2002 compared to approximately 32.3% of total net sales during Fiscal 2000 and sales to our OEM customers represented 26.0% of total net sales in Fiscal 2002 compared to 67.7% of total net sales in Fiscal 2000. The evolution of our OEM and branded products into digital and other image capture devices has diversified our product base. In Fiscal 2002, our second year of selling digital image capture devices, such products accounted for approximately 10.7% of our total net sales. Net sales of single use cameras accounted for approximately 70.0% of total net sales in Fiscal 2002, compared to approximately 48.2% in Fiscal 2000. Although single use camera sales represented a substantial portion of our total net sales in Fiscal 2002, in the future we anticipate this percentage to decrease as sales of digital image capture devices increase.

In accordance with Emerging Issues Task Force ("EITF") Issue No. 00-25, Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer, which addresses the operating statement classification of consideration between a vendor and a retailer, we have reclassified certain variable selling expenses including advertising allowances and other discounts and allowances from being reported as a selling expense to a reduction of net sales. As a result of adopting EITF 00-25 in the second quarter of Fiscal 2002 and reclassifying certain variable selling expenses for all amounts presented, we are reporting lower net sales, lower gross margins and lower selling expenses for all Fiscal Years discussed. Approximately $2,561,000, $3,352,000, and $5,439,000 of
variable selling expenses, consisting principally of advertising and promotional allowances, were reclassified as a reduction of net sales, resulting in a corresponding reduction of gross profit and selling expenses, with no effect on net income, for Fiscal 2002, Fiscal 2001, and Fiscal 2000, respectively.

For Fiscal 2002, our RSD and OEM net sales were approximately $95,685,000 and $33,632,000, respectively. For Fiscal 2002, our RSD net sales include FOB Hong Kong sales of Concord Asia to its customers in the Americas of approximately $32,622,000 and to its customers in Europe of approximately $13,812,000.

To the extent possible, we will attempt to continue obtaining additional business from our current customers, and to establish new OEM and RSD relationships by positioning ourselves as an innovative designer, developer, manufacturer, and marketer of high quality, popularly priced image capture products.

                          CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Our application of accounting policies affects these estimates and assumptions. Actual results could differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our Consolidated Financial Statements and accompanying notes:

Provision for Doubtful Accounts

The provision for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts owed to us could be adversely affected.

Inventory

Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products, or there is a higher rate of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances resulting from lower of cost or market value adjustments and our gross profit could be adversely affected.

Deferred Taxes

The deferred tax valuation allowance is based on our assessment of the realizability of our deferred tax assets on an ongoing basis and may be adjusted from time to time as necessary. In determining the valuation allowance, we have considered future taxable income and the feasibility of tax planning initiatives. Should we determine that it is more likely than not that we will realize certain of our deferred tax assets in the future, an adjustment would be required to reduce the existing valuation allowance and increase income. On the contrary, if we determine that we would not be able to realize our recorded deferred tax asset, an adjustment to increase the valuation allowance would be charged to the results of operations in the period such conclusion was made. Such charge could have an adverse effect on our provision for income taxes included in our results of operations.

Sales Returns

A provision for sales returns is established based on historical trends in product returns. If future returns are higher than we predicted based on the historical data, our net sales could be adversely affected.

Variable Stock-Based Compensation Accounting for Repriced Stock Options

As a result of an exchange offer for outstanding stock option grants that was consummated in the Fall of 2001, we are now required to apply variable stock-based compensation accounting for these grants until the options are exercised, cancelled or expired. For Fiscal 2002, we did not record any variable stock-based compensation expense in the consolidated statement of operations because our closing Common Stock price on June 29, 2002 was below the new repriced stock options' exercise price of $5.97. Because the determination of variable stock-based compensation expense associated with the repriced stock options is significantly dependent upon our closing stock price at the end of each prospective reporting period, it is not possible to determine its future impact, either favorable or unfavorable, on our consolidated financial statements.

                              RESULTS OF OPERATIONS

Fiscal 2002 Compared to Fiscal 2001

Net Sales

Net sales for Fiscal 2002 were approximately $129,317,000, a decrease of approximately $50,744,000, or 28.2%, as compared to net sales for Fiscal 2001. The decrease in net sales resulted principally from decreases in sales to OEM customers partially offset by an increase in sales to new and existing RSD customers. On a comparative basis, in Fiscal 2002 the decrease in OEM sales was attributed to the lack of sales of a certain digital product to a former customer, significantly lower sales of instant cameras, and decreases in sales of both digital and film based products. The increase in RSD net sales was primarily due to increases in sales to leading retailers in the Americas. For Fiscal 2002, RSD customer net sales were approximately $95,685,000, an increase of approximately $12,388,000, or 14.9%, as compared to Fiscal 2001. For Fiscal 2002, OEM net sales were approximately $33,632,000, a decrease of approximately $63,132,000, or 65.2% as compared to Fiscal 2001.

Net sales of Concord Asia for Fiscal 2002, excluding FOB Hong Kong net sales to its customers in the Americas and Europe of approximately $46,434,000, were approximately $34,356,000, a decrease of approximately $62,550,000, or 64.5%, as compared to Fiscal 2001. The decrease was due to lower OEM net sales.

Net sales of Concord Americas for Fiscal 2002, including FOB Hong Kong net sales to customers in the Americas, were approximately $68,704,000, an increase of approximately $11,864,000, or 20.9% as compared to Fiscal 2001. The increase was primarily due to the success of certain new marketing programs, increased penetration with existing customers, and the positive sell through of certain new products.

Net sales of Concord Europe for Fiscal 2002, including FOB Hong Kong net sales to customers in Europe, were approximately $26,257,000, a decrease of approximately $58,000, or 0.2% as compared to Fiscal 2001.

Gross Profit

Gross profit for Fiscal 2002 was approximately $18,972,000, a decrease of approximately $8,491,000, or 30.9% as compared to Fiscal 2001. Gross profit, expressed as a percentage of net sales, decreased to 14.7% for Fiscal 2002 as compared to 15.3% for Fiscal 2001. The decrease in gross profit as a percentage of net sales was attributable to: (i) significantly lower net sales, (ii) a digital inventory provision of approximately $2,250,000, (iii) competitive price pressures and unfavorable absorption of manufacturing overhead and labor utilization, (iv) a provision of approximately $1,011,000 related to specific product inventory for Polaroid Corporation ("Polaroid") which filed for bankruptcy in October 2001 and (v) higher product development costs. Included in gross profit for Fiscal 2001 was approximately $4,714,000 of inventory provisions and approximately $500,000 associated with a restructuring and cost containment program ("Restructuring Initiative") that was initiated in June 2001. Product development costs and percentages of net sales for Fiscal 2002 and 2001 were approximately $7,604,000 (5.9%) and $6,413,000 (3.6%), respectively.

We first began selling digital products in Fiscal 2001. Our product mix, which historically consisted entirely of traditional and single use cameras, is anticipated to continue changing with the introduction of more digital products in the future. Digital products, as compared to traditional and single use cameras, sell at significantly higher unit prices but generate lower gross margins as a percentage of net sales. However, digital products generate greater gross profit dollars per unit than traditional and single use cameras. Consequently, as digital products increase as a percentage of our sales mix, we expect to experience a lower overall gross profit margin percentage and higher revenue and gross profit dollars per unit sold.

In addition, as we manufacture more digital products, we increase the risk of gross profit fluctuations due to digital component availability and increased costs. Since component availability can fluctuate and is subject to possible procurement delays and other constraints, it could possibly limit net profit growth and might have a negative impact on net sales and gross margins. Digital camera products are also subject to rapid technological changes, price erosion and obsolescence to a greater extent than traditional camera products. Because of rapid technological changes, some of our digital camera products became obsolete and consequently we recorded a significant inventory provision related to digital inventory during Fiscal 2002.

Operating Expenses

Operating expenses, consisting of selling, general and administrative, recovery of operating expenses, net, terminated acquisition costs and interest expenses, decreased by approximately $16,373,000, or 36.3%, to $28,683,000 for Fiscal 2002 from approximately $45,056,000 for Fiscal 2001. Operating expenses, as a percentage of net sales, decreased to 22.2% in Fiscal 2002 from 25.0% in Fiscal 2001. Included in general and administrative expenses for Fiscal 2002 were certain amounts aggregating $3,033,000 comprised of (i) a provision related to an accounts receivable of $1,611,000 associated with Polaroid's bankruptcy filing; (ii) a net provision related to an accounts receivable of $672,000 associated with Kmart Corporation's bankruptcy filing in January 2002; (iii) a charitable contribution that the Company made for victims of the September 11, 2001 terrorist attack in the amount of $1,063,000; and (iv) a reversal in June 2002 of an accrual associated with the Restructuring Initiative of approximately $313,000 which resulted in a reduction of general and administrative expenses ("Restructuring Reversal"). The Restructuring Initiative was completed in June 2002. In Fiscal 2001, general and administrative expenses included an approximate $15,800,000 provision ("OEM Provision") for doubtful accounts for an accounts receivable associated with a former OEM customer. Also, as a result of the Restructuring Initiative, general and administrative expenses included approximately $900,000 ("Restructuring Charge") of the approximate $1,400,000 restructuring charge that the Company recorded in its fourth quarter of Fiscal 2001. Also, operating expenses for Fiscal 2001 included expenses of approximately $800,000 incurred in connection with a proposed acquisition that was not consummated.

Selling expenses decreased by approximately $1,805,000, or 22.2%, to approximately $6,343,000 for Fiscal 2002 from approximately $8,149,000 for Fiscal 2001. The decrease was primarily due to a significant decline in net sales resulting in lower freight and certain other variable selling expenses, as well as a decrease in salaries, travel and entertainment and tradeshow expenses. Selling expenses, as a percentage of net sales, increased to 4.9% for Fiscal 2002 from 4.5% for Fiscal 2001.

General and administrative expenses decreased by approximately $12,348,000, or 37.1%, to approximately $20,967,000 for Fiscal 2002 from approximately $33,315,000 for Fiscal 2001. As a percentage of net sales, general and administrative expenses decreased to 16.2% for Fiscal 2002 from 18.5% for Fiscal 2001.

In April 2002, we uncovered a fraudulent scheme including check forgery by a former employee, which resulted in the embezzlement of approximately $1,250,000 over an eighteen-month period ending in April 2002, the preponderance of which occurred in Fiscal 2002. To date, our ongoing investigation confirms that the former employee acted alone and the misappropriated funds have been identified. We expect to recover the full amount of the embezzlement from a combination of insurance proceeds and assets secured and to be recovered from the individual. Accordingly, the recovery of approximately $1,250,000, net of an approximate $95,000 cash recovery resulting in a net receivable of $1,155,000, has been recorded as an accrued receivable and is included in prepaid and other current assets in the accompanying consolidated balance sheet as of June 29, 2002. In addition, we have recorded under the caption recovery of operating expenses, net in the accompanying consolidated statement of operations for Fiscal 2002, approximately $1,150,000 related to the recovery, which is net of approximately $100,000 of expenses related to the investigation and recovery efforts. The entire amount of the recovery was recorded in the third quarter of Fiscal 2002 due to the fact that it is impractical to determine the impact on Fiscal 2002 quarterly periods. The embezzled amounts related to the prior fiscal year were not significant.

Terminated acquisition costs of approximately $800,000 in Fiscal 2001 related to a proposed acquisition that was not consummated. Negotiations regarding this acquisition were terminated in September 2000.

Interest expense decreased by approximately $270,000, or 9.7%, to approximately $2,522,000 for Fiscal 2002 from approximately $2,793,000 for Fiscal 2001. The lower interest expense in Fiscal 2002 was attributable to the decreased use of short-term borrowings and the repayment of certain capital leases.

Other (Income), Net

Other (income), net was approximately $3,060,000 and $4,892,000 for Fiscal 2002 and Fiscal 2001, respectively. Other (income), net primarily includes investment income, foreign exchange gains and losses, directors' fees, and certain public relations costs. The decrease in Fiscal 2002 was primarily attributable to lower investment income offset by approximately $1,178,000 of income from an arbitration award.

Income Taxes

Since July 1998, the annual tax rate of Concord Camera HK Limited ("Concord HK") has been 8.0%. As a company engaged in processing activities in the PRC, we currently do not pay taxes or import/export duties in the PRC, but there can be no assurance that we will not be required to pay such taxes or duties in the future. Hong Kong is taxed separately from the PRC.

As a company engaged in processing activities in the PRC, we have never paid any income or turnover tax to the PRC on account of those activities in the PRC. Existing PRC statutes can be construed as providing for a minimum of 10% to 15% income tax and a 3% turnover tax on our processing activities; however, the PRC has never attempted to enforce those statutes. We have been advised that the PRC's State Tax Bureau is reviewing the applicability of those statutes to processing activities of the type engaged in by us, but it has not yet announced any final decisions as to the taxability of those activities. After consultation with our tax advisors, we do not believe that any tax exposure we may have on account of our processing operations in the PRC will be material to our financial statements.

We do not provide for U.S. federal income taxes on undistributed earnings of our foreign subsidiaries because we intend to permanently reinvest such earnings. Undistributed earnings of our foreign subsidiaries approximated $41,761,000 as of June 29, 2002. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings. Upon eventual remittance, no withholding taxes will be payable. For U.S. federal tax purposes, as of June 29, 2002, we have net operating loss carryforwards of approximately $12,630,000, of which approximately $4,257,000 was attributable to deductions associated with stock option exercises, that expire as follows: $854,000 in 2008, $2,716,000 in 2009, $4,094,000 in 2010, $390,000 in 2014, and the balance thereafter. For U.S. state tax purposes, we have net operating losses of approximately $1,705,000 that begin to expire in 2021. Additionally, we have approximately $19,562,000 of which $16,525,000 relates to Hong Kong, of net operating loss carryforwards related to our foreign operations which have no expiration dates.

As of June 29, 2002, and June 30, 2001, we evaluated our deferred tax assets. As part of assessing the realizability of our deferred tax assets, we evaluated whether it is more likely than not that some portion, or all of our deferred tax assets, will be realized. The realization of our deferred tax assets relates directly to our tax planning strategies and our ability to generate taxable income for U.S. federal and state and Hong Kong tax purposes. As of June 29, 2002 and June 30, 2001 based on all the available evidence, we determined that it is more likely than not that our domestic and Hong Kong net deferred tax assets will be fully realized. Consequently, we did not adjust the valuation allowance. We also evaluated our European net deferred tax assets and determined that $1,154,000 and $2,181,000 were to be recorded as a valuation allowance as of June 29, 2002 and June 30, 2001, respectively. For Fiscal 2002, Fiscal 2001 and Fiscal 2000, our effective tax rates were (21.1%), (7.3%), and (16.3%), respectively. Our future effective tax rate will depend upon the mix between foreign and domestic taxable income and losses, and the statutory rates of the related tax jurisdictions.

Net Loss

As a result of the matters described above, we reported a net loss of approximately $5,248,000, or $0.19 per share, for Fiscal 2002 as compared to a net loss of approximately $11,770,000, or $0.45 per share, for Fiscal 2001.

Fiscal 2001 Compared to Fiscal 2000

Net Sales

Net sales for Fiscal 2001 were approximately $180,061,000, an increase of approximately $12,341,000, or 7.4%, as compared to net sales for Fiscal 2000. The increase in net sales resulted principally from increases in sales to new and existing RSD customers partially offset by a decrease in sales to OEM customers. RSD net sales increased primarily due to increased sales to new and existing RSD customers of digital and single use camera products partially offset by a decrease in sales of other camera products. In Fiscal 2001, RSD net sales were approximately $83,297,000, an increase of approximately $29,047,000, or 53.5% as compared to Fiscal 2000. In Fiscal 2001, OEM net sales were approximately $96,764,000, a decrease of approximately $16,706,000, or 14.7% as compared to Fiscal 2000.

Net sales of Concord Asia for Fiscal 2001, excluding FOB Hong Kong net sales to its customers in the Americas and Europe of approximately $47,008,000, were approximately $96,906,000, a decrease of approximately $16,580,000, or 14.6% as compared to Fiscal 2000. The decrease resulted from lower sales to existing OEM customers partially offset by an increase in sales to new OEM customers.

Net sales of Concord Americas for Fiscal 2001, including FOB Hong Kong net sales to customers in the Americas were approximately $56,840,000, an increase of approximately $27,892,000, or 96.4% as compared to Fiscal 2000. The increase was primarily due to the success of certain programs with new and existing customers, increased penetration with existing customers and the positive sell through of certain new products.

Net sales of Concord Europe for Fiscal 2001, including FOB Hong Kong net sales to customers in Europe, were approximately $26,315,000, an increase of approximately $1,029,000, or 4.1% as compared to Fiscal 2000. This increase resulted primarily from the successful implementation of new programs with both existing and new customers.

Gross Profit

Gross profit for Fiscal 2001 was approximately $27,463,000, a decrease of approximately $14,108,000, or 33.9% as compared to Fiscal 2000. Gross profit, as a percentage of net sales, decreased to 15.3% for Fiscal 2001 as compared to 24.8% for Fiscal 2000. The decrease in gross profit as a percentage of net sales in Fiscal 2001 compared to Fiscal 2000 was attributable to (i) competitive price pressures and unfavorable absorption of manufacturing overhead and labor utilization, (ii) nonrecurring charges of approximately $4,714,000 recorded in the fourth quarter of Fiscal 2001 related to inventory provisions and approximately $500,000 recorded in the fourth quarter of Fiscal 2001 related to the Restructuring Initiative, (iii) higher product development costs and (iv) revenues from the sale of digital products. Of the $4,714,000 inventory provision, approximately $2,714,000 related to certain specific product inventory that was intended for a former OEM customer and approximately $2,000,000 resulted from inventory being written down to lower of cost or market value. Product development costs and percentages of net sales for Fiscal 2001 and Fiscal 2000 were approximately $6,413,000 (3.6%) and $4,921,000 (2.9%), respectively.

Operating Expenses

Operating expenses, consisting of selling, general and administrative, terminated acquisition costs and interest expenses, increased by approximately $19,450,000, or 76.0%, to $45,056,000 for Fiscal 2001 from approximately
$25,606,000 for Fiscal 2000. Also, for Fiscal 2001, operating expenses included approximately $800,000 incurred in connection with a proposed acquisition that was not consummated. Operating expenses, as a percentage of net sales, increased to 25.0% for Fiscal 2001 from 15.3% for Fiscal 2000.

Selling expenses increased by approximately $2,444,000, or 42.8%, to approximately $8,149,000 for Fiscal 2001 from approximately $5,705,000 for Fiscal 2000. The increase was primarily due to higher freight and certain variable selling expenses, resulting from an increase in net sales, as well as higher salaries. Selling expenses as a percentage of net sales, increased to 4.5% for Fiscal 2001 from 3.4% for Fiscal 2000.

General and administrative expenses increased by approximately $16,682,000, or 100.3%, to approximately $33,315,000 for Fiscal 2001 from approximately $16,633,000 for Fiscal 2000. General and administrative expenses as a percentage of net sales, increased to 18.5% for Fiscal 2001 from 9.9% for Fiscal 2000.

Interest expense decreased by approximately $476,000, or 14.6%, to approximately $2,793,000 for Fiscal 2001 from approximately $3,269,000 for Fiscal 2000. The lower interest expense in Fiscal 2001 was attributable to a reduction in short-term borrowings and the repayment of certain capital leases.

Other (Income), Net

Other (income), net was approximately $4,892,000 and $882,000 for Fiscal 2001 and Fiscal 2000, respectively. Other (income), net primarily includes investment income, foreign exchange gains and losses, directors' fees, and certain public relations costs. The increase in Fiscal 2001 was primarily attributable to higher investment income resulting from the invested proceeds from our public equity offering consummated in the Fall of 2000.

Income Taxes

As of July 1, 2000, after assessing the realizability of the domestic net deferred tax asset, we reversed the existing valuation allowance for the domestic net deferred tax asset. Accordingly, the valuation allowance was reversed in full and approximately $4,518,000 was recognized as a deferred tax asset at July 1, 2000 and a corresponding deferred tax benefit was also recognized. We recognized a net tax benefit of $2,751,000 for Fiscal 2000, of which approximately $1,100,000 related to current tax expense for foreign operations.

Net (Loss) Income

As a result of the matters described above, we reported a net loss of approximately $11,770,000, or $0.45 per share, for Fiscal 2001 as compared to net income of approximately $19,599,000, or $0.81 per diluted share, for Fiscal 2000, which included the net deferred tax benefit of approximately $2,751,000, or $0.11 per diluted share, related to the tax benefit.

Foreign Currency Transactions

We operate on a worldwide basis and our results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, the European Euro, British Pound Sterling, PRC Renminbi, Hong Kong Dollar and the Japanese Yen. Our foreign subsidiaries purchase their inventories in U.S. Dollars and the majority of their sales are in U.S. Dollars. Accordingly, the U.S. Dollar is the functional currency. Certain net sales to our customers and purchases of certain components and services are transacted in local currency including Japanese Yen, thereby creating an exposure to fluctuations in foreign currency exchange rates. The translation from the applicable currencies to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains or losses resulting from foreign currency transactions and remeasurement are included in "Other (income), net" in the accompanying consolidated statements of operations.

                         LIQUIDITY AND CAPITAL RESOURCES

On January 22, 2002, the Securities and Exchange Commission issued an interpretive release on disclosures related to liquidity and capital resources. This release requires us to disclose factors that are likely to affect our liquidity trends. We are not aware of factors that are reasonably likely to adversely affect liquidity trends, other than those factors summarized under the caption "Risk Factors" in this report. We do not have, nor do we engage in, transactions with any special purpose entities. We are not engaged in hedging activities and had no forward exchange contracts outstanding at June 29, 2002. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in the our financial statements in accordance with generally accepted accounting principles in the United States, and are more fully discussed below.

We believe that our cash and cash equivalents, short-term investments, anticipated cash flow from operations, and amounts available under our credit facilities provide sufficient liquidity and capital resources for our anticipated short-term working capital and capital expenditure requirements as well as our anticipated long-term working capital and capital expenditure requirements for the foreseeable future.

Working Capital - At June 29, 2002, we had working capital of approximately $128,383,000 compared to approximately $131,003,000 at June 30, 2001. Total cash and cash equivalents and short-term investment amounts included in working capital at June 29, 2002 and June 30, 2001 were approximately $103,868,000 and $107,344,000, respectively. In August 2002, we repurchased our $15,000,000 Senior Notes at slightly below par, without penalty, and retired all of our outstanding long-term debt. This transaction reduced our cash and cash equivalents, working capital, and long-term debt amounts as well as our future cash interest costs.

Cash Provided by Operations - Cash used in operations in Fiscal 2002 was approximately $1,134,000, which compared favorably to cash used in operations of approximately $3,441,000 for Fiscal 2001 and unfavorably to cash provided by operations of approximately $9,661,000 for Fiscal 2000. The changes in cash provided by operating activities for the respective Fiscal Years were primarily attributable to changes in accounts receivable, inventories and accounts payable.

Cash Used in Investing Activities - Capital expenditures for Fiscal 2002, Fiscal 2001 and Fiscal 2000 were approximately $2,141,000, $7,488,000, and $7,792,000, respectively, and related primarily to expenditures on plant and equipment purchased for our manufacturing facility in the PRC. The decrease in Fiscal 2002 was primarily the result of significantly lower expenditures on plant and equipment purchases for our manufacturing facility in the PRC due to the decline in sales. We anticipate capital expenditures will increase substantially over those in Fiscal 2002 due to increased investments in plant and equipment at our manufacturing facility in the PRC in anticipation for increased revenue, primarily from OEM sales. For Fiscal 2002, the increase in cash from investing activities related to the maturity of certain short-term investments made in Fiscal 2001.

Cash Used in Financing Activities - Cash used in financing activities in Fiscal 2002 was approximately $202,000. This resulted from repayments of capital lease obligations partially offset by proceeds received from the exercise of stock options. Cash provided by financing activities in Fiscal 2001 was approximately $93,883,000, which was primarily attributable to our public equity offering (described more fully below) in the Fall of 2000. This compared to Cash used in financing activities in Fiscal 2000 of approximately $8,185,000. In Fiscal 2000, we refinanced certain short-term debt borrowed under our Hong Kong Financing and United Kingdom Credit Facilities (each facility is described more fully below) and paid off certain other high interest cost obligations including certain leases.

Operating Leases- We entered into operating leases in the ordinary course of business (e.g., warehouse facilities, office space and equipment) where the economic profile was favorable. The effects of outstanding leases are not material to us in terms of either annual cash flow or total future minimum payments. See Note 15, Commitments and Contingencies, to the consolidated financial statements.

Purchase Commitments - As part of the ordinary course of our business, we enter into and have purchase commitments for materials, supplies, services, and property, plant and equipment. In the aggregate, such commitments are not at prices in excess of current market and typically do not exceed one year.

Related Party Transactions- We entered into related party transactions as discussed in Note 17, Related Party Transactions, to the consolidated financial statements. These transactions do not materially affect our results of operations, cash flows or financial condition.

Other Contractual Obligations - We do not have any material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. See Hong Kong Financing Facilities for information about our financial guarantees.

Hong Kong Financing Facilities - Concord HK has various financing and revolving credit facilities in place providing an aggregate of approximately $23,500,000 in borrowing capacity. Certain of the revolving credit facilities are denominated in Hong Kong dollars. Since 1983 the Hong Kong dollar has been pegged to the United States dollar. The revolving credit facilities are comprised of 1) an approximately $11,000,000 Import Facility, 2) an approximately $2,600,000 Packing Credit and Export Facility, 3) an approximately $1,900,000 Foreign Exchange Facility and 4) an $8,000,000 Accounts Receivable Financing Facility (collectively the "Hong Kong Financing Facilities"). The $8,000,000 Accounts Receivable Financing Facility is secured by certain accounts receivable of Concord HK and guaranteed by us. We also guarantee the remaining amount of approximately $15,500,000 under the Hong Kong Financing Facilities. Availability under the Accounts Receivable Financing Facility is subject to advance formulas based on Eligible Accounts Receivable and all the credit facilities are subject to certain financial ratios and covenants. The revolving credit facilities bear interest at variable rates. At June 29, 2002, there were no amounts outstanding under the Hong Kong Financing Facilities.

United Kingdom Credit Facility - In November 1999, our United Kingdom subsidiary obtained a United Kingdom credit facility (the "UK Facility") that is secured by substantially all of our United Kingdom subsidiary's assets. The UK Facility bears interest at 1.5% above the UK prime lending rate and was principally utilized for working capital needs and allows borrowings of up to approximately $1,100,000. At June 29, 2002, there were no amounts outstanding under the UK Facility.

United States Credit Facility - In June 2000, one of the Company's subsidiaries entered into a credit facility (the "US Facility") with a lender to provide up to $5,000,000 of unsecured working capital. The US Facility bore interest at 1.75% above the London Interbank Offer Rate and expired in June 2002. No amounts were outstanding under the US Facility at June 29, 2002.

Exchange Offer - On August 28, 2001, we launched an offer to exchange outstanding stock options that had an exercise price of more than $7.00 per share for new options to purchase 75% of the shares subject to the outstanding options at an exercise price of $5.97 per share (the closing price of the Common Stock reported on the Nasdaq National Market on the date the Board of Directors approved the exchange offer.) The exchange offer expired on October 16, 2001. Options to purchase 1,375,876 shares of Common Stock were tendered in the exchange offer and accepted by us and cancelled and new options to purchase 1,031,908 shares of Common Stock were issued in exchange for the cancelled options. As a result of the exchange offer, we are now required to apply variable accounting to these stock option grants until the options are exercised, cancelled or expire. For Fiscal 2002, we did not record any variable stock-based compensation expense in the consolidated statement of operations because our closing Common Stock price on June 29, 2002 was below the exercise price of $5.97. Because the determination of variable accounting expense associated with the repriced stock options is dependent, in part, on our closing stock price at the end of each prospective reporting period, it is not possible to determine its future impact, either favorable or unfavorable, on our financial statements.

Common Stock Buy-Back Programs - In Fiscal 2000, we purchased 190,888 shares of our Common Stock on the open market for approximately $759,000 as part of a Board of Directors approved Common Stock buy-back program. In February 2001, we adopted an additional share repurchase program pursuant to which the Board of Directors allocated up to $10,000,000 for the repurchase of shares of our Common Stock. We have not repurchased any shares pending completion of a review of our other capital investment opportunities but continue to believe that our Common Stock is significantly undervalued at current prices.

Public Equity Offering - On September 26, 2000, pursuant to an underwritten public offering, we sold 3,900,000 shares of our Common Stock at $23.00 per share. On October 2, 2000, pursuant to an over-allotment option granted to the underwriters, we sold an additional 585,000 shares of our Common Stock at a price of $23.00 per share. We received net proceeds of approximately $96,881,000 from the offering, after deducting offering costs and underwriting fees of approximately $6,274,000 from the gross proceeds of $103,155,000. The use of the offering proceeds was intended for the repayment of outstanding indebtedness including capital leases, for capital expenditures and for general corporate and strategic purposes, including working capital and investments in new technologies, product lines and complementary businesses.

Stock Split - On April 14, 2000, we effected a two-for-one stock split of our Common Stock through a stock dividend to shareholders of record on March 27, 2000. Accordingly, share and per-share data for all periods presented in this report have been restated to reflect the stock split.

Senior Notes - On July 30, 1998, we consummated a private placement of $15,000,000 of unsecured senior notes that bore interest at 11%. In August 2002, we repurchased all of these senior notes at slightly below par.

License Agreement - On August 26, 2002, our Company announced it entered into two trademark licensing agreements, with the entity that purchased the assets of Polaroid in an asset purchase transaction approved by the U.S. Bankruptcy Court supervising the Polaroid reorganization. The two license agreements provide the Company with the exclusive, worldwide use of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of single-use cameras and traditional film based cameras, including zoom cameras, and certain related accessories. The licenses do not include instant or digital cameras. Each license includes an initial term of three and a half years and may be renewed, at our option, for an additional three-year period. Each license agreement includes provisions for the payment of $3,000,000 of minimum royalties, which will be fully credited against percentage royalties. In August 2002, we paid a total of $4,000,000, which represented $2,000,000 for each license agreement, as partial payment of the minimum royalties.

Growth Opportunities - We are evaluating various growth opportunities that could require significant funding commitments. We have from time to time held, and will continue to hold, discussions and negotiations with (i) companies that represent potential acquisition or investment opportunities, (ii) potential strategic and financial investors who have expressed an interest in making an investment in or acquiring us, (iii) potential joint venture partners looking toward formation of strategic alliances that would broaden our product base or enable us to enter new lines of business and (iv) potential new and existing OEM customers where the design, development and production of new products, including certain new technologies, would enable us to expand our existing business, and enter new markets including new ventures focusing on wireless connectivity and other new communication technologies. We recently engaged an investment bank to help us attempt to identify suitable acquisition targets. However, there can be no assurance that any definitive agreement will be reached regarding any of the foregoing, nor does management believe that such agreements are necessary for the successful implementation of our strategic plans.

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

The continuing viability of our PRC agreements is crucial to our business operations in the PRC. We manufacture a majority of the components used in our cameras and assemble all of our manufactured finished products in the PRC. Our agreements with various PRC government or quasi-government agencies currently provide us with approximately 4,000 workers. We are responsible for their wages, food and housing and must comply with a variety of local labor and employee benefit laws covering these workers. While we believe we are in substantial compliance with applicable laws as currently enforced, these laws are subject to modification and interpretation by the applicable governmental authorities. We cannot predict the impact of any future modifications to or strict enforcement of the existing laws. In addition, the termination or material modification of any of our agreements with the PRC government and quasi-government agencies could have a material adverse impact on our revenues and earnings.

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

If we determine it is necessary to relocate our manufacturing facilities from the PRC, due to confiscation, expropriation, nationalization, embargoes, or other governmental restrictions, we would incur substantial operating and capital losses including losses resulting from business interruption and delays in production. In addition, as a result of a relocation of our manufacturing equipment and other assets, we would likely incur relatively higher manufacturing costs, which could reduce sales and decrease the current margin on the products we previously manufactured in the PRC. Relocation of our manufacturing operations would also result in disruption in the delivery of our products, which could, in turn, reduce demand for our products in the future.

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

We are dependent on certain large customers.

In Fiscal 2002, we had two customers (Walgreens and Wal-Mart) each of whose purchases represented in excess of 10% of our total net sales and whose purchases in the aggregate represented over 38% of our total net sales.

The loss of any of our large customers could have a material adverse impact on our revenues and profits.

We are exposed to credit risk associated with sales to our customers.

In Fiscal 2002, two of our customers, Polaroid and Kmart, filed for protection from their creditors under Chapter 11 of the U.S. Bankruptcy Code. As a result, during Fiscal 2002 we recognized provisions related to Polaroid accounts receivable and inventory and Kmart accounts receivable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" above. Polaroid's purchases represented approximately 3.6% and Kmart's purchases represented less than 1%, respectively, of our total Fiscal 2002 net sales.

The reversal of the International Trade Commission ban on importation of re-loaded single use cameras could adversely affect our business.

In June 1999, the International Trade Commission ("ITC") banned the unlicensed importation into the United States of new and reloaded single use cameras due to the infringement of such imports on existing patents held by Fuji. The Court of Appeals for the Federal Circuit (the "Federal Circuit") recently upheld the ban on new single use cameras and reversed the ITC's ban on reloaded single use cameras which were originally sold in the United States by Fuji or its licensees and reloaded in a prescribed manner. The Federal Circuit's decision opens the United States market to competition from non-Fuji licensees for single use cameras originally sold in the United States by Fuji or its licensees and reloaded (either in the United States or abroad) in the prescribed manner. The Federal Circuit's decision could have a material adverse impact on our revenues and earnings.

We are dependent on a small group of key personnel.

Our business is managed by a small number of key management and operating personnel. In particular, we rely on the continued services of Ira B. Lampert, our Chairman, Chief Executive Officer and President. The loss of this or any other key employee could have a material adverse impact on our business. We believe our future success will depend in large part on our continued ability to attract highly skilled and qualified personnel. Competition for such personnel is intense. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to pay higher compensation for employees than currently budgeted. Our inability to attract and retain such personnel could limit our growth and affect our profits.

Our digital camera products involve a more complex development process, which we may not be able to successfully integrate into our operations.

Digital cameras involve a more complex development process and component procurement process than our traditional and single use cameras. Manufacturing delays, including component procurement delays or shortages and the timely introduction and delivery of new components, which may be outside our control, could adversely impact our business, results of operations and financial condition.

Digital camera products are subject to rapid technological changes, price erosion and obsolescence.

Digital camera products are subject to rapid technological changes, price erosion and obsolescence to a greater extent than traditional camera products. Because of rapid technological changes, some of our digital camera products became obsolete and, consequently, we recorded significant inventory provisions related to digital inventory during Fiscal 2002. To be successful in the development, manufacture and sale of digital camera products, we have to react quickly to technological advances and manage our inventory effectively to accommodate price competition and the short life span of such products.

To achieve our operating and financial objectives, we must manage our anticipated growth effectively.

We anticipate that our business will grow. Our future success depends in large part on our ability to manage our anticipated growth. To manage this growth, we will need to hire additional experienced, skilled personnel and to train, manage and retain key employees. These activities may strain our management resources. If we were unable to manage growth effectively, our profits would be adversely affected.

The camera and photographic products industry is highly competitive.

As a manufacturer and distributor of low cost, popularly priced image capture products, we encounter substantial competition from a number of firms, many of which have longer operating histories, more established markets, more extensive facilities and, in some cases, greater resources.

We are exposed to risks associated with intellectual property used in image capture devices.

Image capture devices use technology which may be protected by unknown United States or foreign patents. The right to use such intellectual property is subject to the availability of suitable license conditions from the patent holders which could have a material adverse effect on our business and financial condition. A claim of infringement by such a patent holder could be time-consuming and costly to defend. A lawsuit alleging patent infringement was filed by the Massachusetts Institute of Technology and Electronics for Imaging, Inc. in April 2002 against 214 defendants, including the Company. See "Legal Proceedings" above.

We face certain foreign currency risks as a result of conducting a substantial portion of our business activities in Hong Kong.

Since 1983 the Hong Kong Dollar has been pegged to the United States Dollar, but the exchange rate of the Hong Kong Dollar may fluctuate in the future. Although our OEM and major retail business is conducted in U.S. Dollars, certain of our obligations under agreements in the PRC and with our Hong Kong suppliers are paid in Hong Kong Dollars. We are also exposed to currency risks in Japan and other countries where we purchase materials for our products or sell those products. We generally do not engage in currency hedging activities.

We also face political risks as a result of conducting administrative, sales, engineering and design activities in Hong Kong and the PRC.

In July 1997, the exercise of sovereignty over Hong Kong was transferred from the United Kingdom to the PRC and Hong Kong became a Special Administrative Region of the PRC. We cannot predict how the PRC will interpret and implement the basic law that provides, in part, for the capitalist system and way of life to remain unchanged for 50 years. We also cannot predict the effect of any such action on our business activities in Hong Kong or our operations or financial condition in general. Any significant changes affecting our operations or financial condition in the PRC or Hong Kong could have a material adverse effect on our business and financial condition.

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

The stock markets, and in particular the Nasdaq National Market, have experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many companies and that often have been unrelated or disproportionate to the operating performance of such companies. These broad market factors may adversely affect the market price of our Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. Such a lawsuit was recently instituted against us and could result in substantial costs and a diversion of management's attention and resources, which could harm our business. See "Legal Proceedings."

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

We are unable to predict the effect of terrorist acts on commerce.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a result of our global operating and financial activities, we are exposed to changes in interest rates and foreign currency exchange rates that may adversely affect our results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, we manage exposures to changes in interest rates and foreign currency exchange rates through our regular operating and financing activities.

At June 29, 2002, our exposure to changes in interest rates was minimal, since our long-term debt of $15,000,000 had a fixed interest rate. In August 2002, we retired all of our long-term debt. We had no short-term borrowings outstanding as of June 29, 2002 but we do borrow from time to time under our credit facilities. These borrowings are of a short-term nature typically subject to variable interest rates based on a prime rate or LIBOR plus or minus a margin. Since we have no debt outstanding, we do not deem interest rate risk to be significant or material to our financial position or results of operations. We do not presently use derivative instruments to adjust our interest rate risk profile. We do not utilize financial instruments for trading or speculative purposes, nor do we utilize leveraged financial instruments.

Each of the our foreign subsidiaries purchases their inventories in U.S. Dollars and certain of their sales are in foreign currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. We purchase certain components, raw materials and services needed to manufacture our products in foreign currencies including Japanese Yen. The impact of foreign exchange transactions is reflected in our statements of operations. As of June 29, 2002, we were not engaged in any hedging activities and we had no forward exchange contracts outstanding. We continue to analyze the benefits and costs associated with hedging against foreign currency fluctuations.

Item 8.  Financial Statements and Supplementary Data.

The financial statements listed in Item 15(a) (1) and (2) are included in this report beginning on page F-2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Company.

Executive Officers and Directors

Our executive officers and directors, and their respective ages as of August 15, 2002, are as follows:



     Name                                     Age         Position

     Ira B. Lampert(3)(4)                     57          Chairman, Chief Executive Officer and President
     Brian F. King                            49          Senior Executive Vice President, Chief Operating
                                                           Officer and Secretary
     Richard M. Finkbeiner                    55          Senior Vice President and Chief Financial Officer
     Keith L. Lampert                         32          Executive Vice President and Director of Worldwide
                                                           Operations of the Company;
                                                           Managing Director of Concord HK
     Gerald J. Angeli                         49          Vice President of Worldwide Engineering and Technology
     Harlan I. Press                          38          Vice President, Treasurer and Assistant Secretary
     Urs W. Stampfli                          51          Senior Vice President and Director of Global Sales and
                                                          Marketing
     Ronald S. Cooper(1)(2)                   64          Director
     Morris H. Gindi(1)(5)                    57          Director
     J. David Hakman(3)(4)                    60          Director
     William J. Lloyd(5)                      63          Director
     William J. O'Neill, Jr.(1)(2)            60          Director

     -----------------
         (1)  Member of Audit Committee.
         (2)  Member of Compensation and Stock Option Committee.
         (3)  Member of Executive Committee.
         (4)  Member of Director Affairs Committee.
         (5)  Member of Marketing and Product Development Committee.

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

Brian F. King has been Senior Executive Vice President and Chief Operating Officer of the Company since February 2002, having served as Senior Vice President of the Company from August 1998 to February 2002. In addition, Mr. King has served as Secretary of the Company since August 1996 and served as Managing Director of Concord HK from August 1996 through April 2000. Mr. King served as the Company's Vice President of Corporate and Strategic Development from June 1996 to August 1998.

Richard M. Finkbeiner joined the Company in July 2002 as Senior Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Finkbeiner was Corporate Vice President and Chief Financial Officer of Menasha Corporation, a $1 billion privately owned manufacturing and services company. He was Executive Vice President and Chief Financial Officer of Creative Computers, Inc., a publicly-traded reseller of computer equipment, from 1996 until he joined Menasha in 1998. Mr. Finkbeiner has been Chief Financial Officer for several other companies and spent 12 years with Hallmark Cards. He has an M.S. degree in Applied Math, an M.B.A., and a C.P.A. certificate.

Keith L. Lampert, who is a son of Ira B. Lampert, has been Executive Vice President and Director of Worldwide Operations of the Company since February 2002 and Managing Director of Concord HK since April 2000. From March 2001 to February 2002, Mr. Lampert also served as the Company's Vice President of Worldwide Operations. He became a Vice President of the Company in August 1998, having joined the Company in 1993. Among other things, Mr. Lampert is responsible for the Company's operations in Hong Kong and the People's Republic of China.

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

Urs W. Stampfli has been Senior Vice President since February 2002 and Director of Global Sales and Marketing for the Company since April 2000. Mr. Stampfli joined the Company in May 1998, as Director of Global Sales and Marketing, and became a Vice President of the Company in April 2000. From 1990 to April 1998, Mr. Stampfli was Vice President, Marketing, Photo Imaging Systems of Agfa Division, Bayer Corporation.

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

Morris H. Gindi has been a director of the Company since 1988. Mr. Gindi has served as the Chief Executive Officer of Notra Trading Inc., an import agent in the home textiles industry, since 1983 and as Chief Executive Officer of Morgan Home Fashions, a manufacturer and distributor of home textiles, since 1995.

J. David Hakman has been a director of the Company since 1993. Mr. Hakman owns Hakman Capital Corporation, an investment and merchant banking concern, a subsidiary of which is a member of the National Association of Securities Dealers, Inc. In addition, Mr. Hakman is a director of Hanover Direct, Inc., a direct marketing business.

William J. Lloyd has been a director of the Company since May 2000. Mr. Lloyd is founder and President of Inwit, Inc., a technology consulting firm. He has been working with a law firm and other clients in the San Diego, California area, primarily with respect to patents and other technical matters, since March 2002. From November 2000 to February 2002, he was Executive Vice President and Chief Technology Officer of Gemplus International, a leading smart card solutions provider for telecommunications, financial services and e-business security. Prior to joining Gemplus, Mr. Lloyd was Co-Chief Executive Officer of Phogenix Imaging, LLC, a Hewlett-Packard/Kodak joint venture. From 1969 to 2000, Mr. Lloyd held various management positions at Hewlett-Packard, most recently as Vice President, Chief Technology Officer for its Digital Media Solutions and Personal Appliances and Services.

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

Audit Committee Financial Expertise

Two members of the Audit Committee of our Board of Directors, namely Ronald S. Cooper and William J. O'Neill, Jr., have significant financial expertise. Ronald
S. Cooper has over 35 years of experience in the field of public accounting, retiring in 1998 from Ernst & Young LLP. During that time, Mr. Cooper was involved in the audits of numerous public companies and gained broad experience with SEC filings. William J. O'Neill, Jr. was Chief Financial Officer (and Executive Vice President) of Polaroid from 1990 to 1998, having held various other positions with Polaroid including that of Corporate Controller for four years. As a result of the foregoing, both of these members of the Audit Committee have: (i) an understanding of generally accepted accounting principles and financial statements; (ii) experience in the preparation or auditing of financial statements of generally comparable issuers and the application of such principles in connection with the accounting for estimates, accruals and reserves; (iii) experience with internal accounting controls; and (iv) an understanding of audit committee functions.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors, executive officers and ten percent (10%) shareholders ("Reporting Persons") to file initial reports of ownership and reports of changes in ownership of the Common Stock and any other equity securities with the SEC. Reporting Persons are required to furnish us with copies of all Section 16(a) reports they file. Based on a review of the copies of the reports furnished to us and written representations from our directors and executive officers that no other reports were required, we believe that the Reporting Persons complied with all Section 16(a) filing requirements applicable to them with respect to Fiscal 2002.

Item 11. Executive Compensation.

                           SUMMARY COMPENSATION TABLE

         The following table contains certain information regarding aggregate compensation paid or accrued by the Company during Fiscal 2002 to the Chief Executive Officer and to each of the other four highest paid executive officers.


                                                                                         Long-Term
                                                          Annual                       Compensation
                                                       Compensation                       Awards
                                        -------------------------------------------     ------------
                                                                                           Shares
                                                                      Other Annual       Underlying       All Other
Name and                       Fiscal       Salary       Bonus**      Compensation         Options       Compensation
Principal Position              Year         ($)           ($)             ($)               (#)              ($)
------------------           ------------ ----------------------------------------------------------------------------

Ira B. Lampert                  2002      $920,833*           --       $681,110(1)         263,004(6)     $960,447(8)
  Chairman, Chief               2001       969,444       860,686        686,555(1)              --         961,524(8)
  Executive Officer             2000       704,167       400,000        596,586(1)         350,672(7)      487,267(9)
  and President


Brian F. King                   2002       400,000*           --          7,177(2)         127,260(6)      375,372(10)
  Senior Executive Vice         2001       425,000       444,809        132,970(2)              --         385,807(10)
  President and Chief           2000       327,147       175,000         95,249(2)         169,680(7)      123,148(11)
  Operating Officer

Keith L. Lampert                2002       225,000*           --        228,968(3)          76,356(6)      170,973(12)
  Executive Vice President      2001       240,000       281,639        214,908(3)              --         229,868(12)
  and Director of Worldwide     2000       204,601       100,000        144,174(3)         101,808(7)       83,520(11)
  Operations;
  Managing Director
  of Concord HK

Urs W. Stampfli                 2002       210,500*           --         12,000(4)          18,665(6)       44,276(13)
  Senior Vice President and     2001       223,650       155,282         12,000(4)              --          44,647(13)
  Director of Global            2000       192,500        45,000         12,000(4)          24,886(7)        7,245(14)
  Sales and Marketing

Gerald J. Angeli                2002       190,000            --         37,000(5)          67,500(6)       22,051(15)
  Vice President of             2001       190,000        20,000         12,000(4)              --          10,000(16)
  Worldwide Engineering and     2000        47,500            --          3,000(4)          90,000(7)           --
  Technology

-----------------
(*) In light of the cost-cutting measures recently undertaken by the Company, these executive officers all voluntarily agreed, on a verbal basis, to a decrease in their base salaries of approximately 11% effective as of July 1, 2001 (the beginning of Fiscal 2002). Keith Lampert and Urs Stampfli subsequently received salary increases effective as of their promotions on February 25, 2002. See "Executive Employment Contracts, Termination of Employment and Change in Control Arrangements" below.

(**) Represents bonuses determined and paid by the Company in the fiscal year, based on the Company's and the executive's performance in the previous fiscal year. No bonuses were awarded with respect to Fiscal 2002 or Fiscal 2001.
(1) Includes: (a) auto allowances and costs, partial housing costs and reimbursement of taxes, respectively, of $30,714, $48,000 and $93,789 in Fiscal 2002, $30,808, $47,797 and $99,325 in Fiscal 2001, and
      $35,911, $48,000 and $99,430 for Fiscal 2000; and (b) the yearly credit under the Lampert SERP (described below under "Executive Employment Contracts, Termination of Employment and Change in Control Arrangements") of $500,000 in Fiscal 2002 and 2001, and $400,000 in Fiscal 2000.
(2) For Fiscal 2002, this represents $18,000 in auto allowance paid, less Hong Kong tax reimbursements of $25,177 repaid by Mr. King to the Company. For Fiscal 2001, this represents $108,142 paid by the Company pursuant to the Company's Executive Management Tax Equalization Policy for executives stationed overseas, $18,000 in auto allowance, and $6,828 in overseas housing costs. For Fiscal 2000, this includes $71,367 in overseas housing costs and $18,000 in auto allowance paid by the Company.
(3) Includes: (a) amounts paid pursuant to the Company's Executive Management Tax Equalization Policy of $89,519 in Fiscal 2002, $102,518 in Fiscal 2001, and $34,213 in Fiscal 2000; (b) an overseas allowance of $25,000 per annum; and (c) overseas housing costs of $111,826 in Fiscal 2002, $82,969 in Fiscal 2001 and $82,052 in Fiscal 2000.
(4)   Represents auto allowances paid.
(5) Represents a $25,000 overseas allowance and $12,000 in auto allowance paid.
(6) This stock option was granted on October 17, 2001 in connection with the Company's exchange offer (described under "Executive Compensation - Stock Options" below), in exchange for the stock option granted in Fiscal 2000 which has been cancelled.
(7)   As indicated in footnote 6, this stock option has been cancelled.
(8) Represents: (a) $516,666 of the April 19, 2000 grant of deferred compensation that vested in each of these fiscal years, as described under "Executive Employment Contracts, Termination of Employment and Change in Control Arrangements" below; (b) payments by the Company for insurance premiums of $27,838 in Fiscal 2002 and $39,975 in Fiscal 2001; (c) in Fiscal 2002, payments by the Company for companion travel; and (d) $404,883 repaid to Ira B. Lampert in Fiscal 2002 and Fiscal 2001 as deferred compensation pursuant to the conditional release program (described under "Certain Relationships and Related Transactions" below) because he prepaid the total amount of the indebtedness before it was scheduled to be forgiven by the Company.
(9) Includes: (a) $452,371 of indebtedness forgiven (including principal and interest) by the Company as part of the conditional release program described under "Certain Relationships and Related Transactions" below; and (b) payments by the Company for insurance premiums.
(10) Represents: (a) the amount of the April 19, 2000 grant of deferred compensation that vested in the fiscal year, as described under "Executive Employment Contracts, Termination of Employment and Change in Control Arrangements" below; (b) payments by the Company for insurance premiums; and (c) $122,714 and $133,419 repaid to Brian F. King in Fiscal 2002 and Fiscal 2001, respectively, as deferred compensation pursuant to the conditional release program (described under "Certain Relationships and Related Transactions" below) because he prepaid the total amount of the indebtedness before it was scheduled to be forgiven by the Company.
(11) Represents: (a) indebtedness forgiven (including principal and interest) by the Company in Fiscal 2000, in the amount of $120,632 for Brian King and $82,935 for Keith L. Lampert, respectively, as part of the conditional release program described under "Certain Relationships and Related Transactions" below; and (b) payments by the Company for insurance premiums.

(12) Represents: (a) the amount of the April 19, 2000 grant of deferred compensation that vested in the fiscal year, as described under "Executive Employment Contracts, Termination of Employment and Change in Control Arrangements" below; (b) payments by the Company for insurance premiums; and (c) $83,321 and $78,858 repaid to Keith L. Lampert in Fiscal 2002 and Fiscal 2001, respectively, as deferred compensation pursuant to the conditional release program (described under "Certain Relationships and Related Transactions" below) because he prepaid the total amount of the indebtedness before it was scheduled to be forgiven by the Company.
(13) Represents the amount of the April 19, 2000 grant of deferred compensation that vested in the fiscal year, as described under "Executive Employment Contracts, Termination of Employment and Change in Control Arrangements" below, and insurance premiums paid by the Company.
(14)  Represents insurance premiums paid by the Company.
(15) Represents: (a) the amount of deferred compensation that vested in Fiscal 2002, as described under "Executive Employment Contracts, Termination of Employment and Change in Control Arrangements" below;
      (b) $10,000 in debt forgiven pursuant to Mr. Angeli's Terms of Employment; and (c) payments by the Company for insurance premiums.
(16) Represents $10,000 in debt forgiven pursuant to Mr. Angeli's Terms of Employment.

Stock Options

The following table sets forth information concerning stock option grants made during Fiscal 2002 to the executive officers named in the "Summary Compensation Table." All of these grants were made in connection with the Company's exchange offer (described under "Executive Compensation - Stock Options" below), in exchange for stock options that had been granted in Fiscal 2000. The options received in Fiscal 2000 were surrendered and cancelled in exchange for the options granted in Fiscal 2002.


                                              Stock Option Grants in Fiscal 2002

                                                                            Value at      Potential Realizable
                                                                              Grant         Value at Assumed
                                      % of Total                              Date        Annual Rates of Stock
                        Number of      Options      Exercise                 Market        Price Appreciation
                         Shares       Granted to     Price                    Price          for Option Term
                       Underlying     Employees       Per                     -----         -----------------
                         Options          in         Share     Expiration      0%            5%           10%
Name                     Granted     Fiscal 2002      ($)         Date         ($)          ($)           ($)
-------------------      -------     -----------      ---         ----         ---          ---           ---
Ira B. Lampert           263,004(1)      17.8        $5.97      04/23/10        --        $987,449    $2,502,389
Brian F. King            127,260(1)       8.6         5.97      04/23/10        --         477,798     1,210,833
Keith L. Lampert          76,356(1)       5.2         5.97      04/23/10        --         286,679       726,500
Urs W. Stampfli           18,665(1)       1.3         5.97      04/23/10        --          70,078       177,591
Gerald J. Angeli          67,500(2)       4.6         5.97      04/16/10        --         253,429       642,238

----------------
(1) The stock option vested immediately as to 146,113 shares under Ira B. Lampert's option, 70,700 shares under Brian King's option, 42,420 shares under Keith Lampert's option, and 10,369 shares under Urs Stampfli's option, with the balance vesting in two equal annual installments on January 1, 2002 and January 1, 2003.
(2) This option vested immediately as to 22,500 shares and as to 22,500 shares on April 17, 2002, with the balance to vest on April 17, 2003.

The following table sets forth information concerning stock option exercises during Fiscal 2002 by each of the executive officers named in the "Summary Compensation Table" and the fiscal year-end value of unexercised options held by such officers, based on the closing price of $5.101 for the Common Stock on June 28, 2002.


                                         Aggregated Stock Option Exercises in Fiscal 2002
                                                and Fiscal Year-End Option Values

                        Shares
                       Acquired                           Number of Shares             Value of Unexercised
                          on           Value          Underlying Unexercised           In-the-Money Options
                       Exercise      Realized          Options at FY  End (#)              at FY End ($)
Name                     (#)            ($)       Exercisable     Unexercisable    Exercisable    Unexercisable
----                 ------------  ------------   -----------    -------------     -----------    -------------
Ira B. Lampert          25,000*      $172,344*      1,466,558           58,446      $5,052,181          --
Brian F. King               --             --         485,646           28,280       1,526,342          --
Keith L. Lampert         5,000*        24,269*        344,388           16,968       1,139,354          --
Urs W. Stampfli             --             --          74,517            4,148         141,060          --
Gerald J. Angeli            --             --          45,000           22,500              --          --

-----------------
* None of the shares acquired upon these exercises have been sold; the executives exercised these options and held the shares so acquired.

On August 28, 2001, the Company launched an offer to exchange outstanding stock options with an exercise price of more than $7.00 per share for new options to purchase 75% of the shares subject to the outstanding options at an exercise price of $5.97 per share (the closing price of the Common Stock as reported on the Nasdaq National Market on the date the Board approved the exchange offer). The exchange offer expired on October 16, 2001. The Company accepted for exchange and cancelled a total of 1,375,876 shares of Common Stock and issued new options to purchase a total of 1,031,908 shares of Common Stock in exchange for the cancelled options.

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

The Terms of Employment between the Company and Brian F. King, dated as of January 1, 2000, provided for an annual salary of $400,000, which increased to $450,000 effective January 1, 2001 (voluntarily reduced effective as of July 1, 2001 to $400,000 per annum). The agreement expires on January 2, 2003, unless renewed by mutual agreement of the parties, and may be terminated by the Company on thirty days' notice. Under this agreement, if the Company terminates Mr. King's employment at any time without cause or if Mr. King terminates his employment after January 1, 2003, he is entitled to severance payments equal to one year's base salary plus his automobile allowance, and the deferred compensation described below. The agreement also prohibits Mr. King from competing with the Company for one year following the termination of his employment with the Company.

The Terms of Employment between the Company and Keith L. Lampert, dated as of January 1, 2000, provided for an annual salary of $255,000 effective as of January 1, 2001 (voluntarily reduced effective as of July 1, 2001 to $225,000 per annum), which increased to $260,000 effective as of his promotion on February 25, 2002. Pursuant to the agreement, Mr. Lampert also receives an overseas allowance of $25,000 per year. The agreement further provides that Mr. Lampert will be provided with housing at the Company's expense, and tax equalization in accordance with the Company's Executive Management Tax Equalization Policy, for so long as Mr. Lampert is on overseas assignment. The agreement expires on January 2, 2003, unless renewed by mutual agreement of the parties, and may be terminated by the Company on thirty days' notice. Under this agreement, if the Company terminates Mr. Lampert's employment at any time without cause or if Mr. Lampert terminates his employment after January 1, 2003, he is entitled to severance payments equal to one year's base salary plus his overseas allowance, automobile allowance and the deferred compensation described below. The agreement also prohibits Mr. Lampert from competing with the Company for one year following the termination of his employment with the Company.

The Terms of Employment between the Company and Urs W. Stampfli, dated as of January 1, 2000, provided for an annual salary of $236,800 effective as of January 1, 2001 (voluntarily reduced effective as of July 1, 2001 to $210,000 per annum), which increased to $235,000 effective as of his promotion on February 25, 2002. The agreement expires on January 2, 2003, unless renewed by mutual agreement of the parties, and may be terminated by the Company on thirty days' notice. Under this agreement, if the Company terminates Mr. Stampfli's employment at any time without cause or if Mr. Stampfli terminates his employment after January 1, 2003, he is entitled to severance payments equal to one year's base salary plus his automobile allowance and the deferred compensation described below. The agreement also prohibits Mr. Stampfli from competing with the Company for one year following the termination of his employment with the Company.

The Terms of Employment between the Company and Gerald J. Angeli, dated as of April 17 2000, as amended (the "Angeli Agreement"), provide for an annual salary of $190,000. The agreement also provides for an overseas allowance of $25,000 per year if Mr. Angeli spends at least six months in Hong Kong and the PRC, to be prorated for periods of less than six months overseas. It expires on April 17, 2003, unless renewed by mutual agreement of the parties, and may be terminated by either party on thirty days' notice. Under this agreement, if the Company terminates Mr. Angeli's employment without cause, he is entitled to severance payments equal to one month's base salary for each three months of his employment with the Company, up to a maximum of twelve months' base salary. The agreement also prohibits Mr. Angeli from competing with the Company for one year following the termination of his employment with the Company.

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

In connection with a one-time grant of deferred compensation to Gerald J. Angeli as of July 31, 2001, the Company adopted a Supplemental Executive Retirement Plan and Agreement (the "Angeli SERP") for the benefit of Mr. Angeli and contributed $115,000 to a trust established for the purpose of holding funds to satisfy its obligations under the Angeli SERP. The amounts in the Angeli SERP account vest, so long as Mr. Angeli continues to be employed by the Company, in five annual installments increasing from $11,500 on June 11, 2002 and 2003, to $23,000 on June 11, 2004 and $34,500 on June 11, 2005 and 2006.

Directors Compensation

During Fiscal 2002, each non-employee member of the Board of Directors was paid the following: (i) an annual fee of $12,000 for serving on the Board; (ii) a $2,500 annual fee for each Board committee on which he served ($3,500 for serving as Chairman); and (iii) $1,000 for each Board or committee meeting attended. The annual fee payable to each non-employee Board member for serving on the Board was reduced from $15,000 to $12,000 effective as of the beginning of Fiscal 2002.

In addition, pursuant to the Company's 1993 Incentive Plan, each non-employee director automatically receives the following options to purchase shares of the Common Stock. Upon appointment to the Board, each non-employee director receives: (i) an option to purchase up to 40,000 shares, vesting as to 8,000 shares on the following January 1 and on each January 1 thereafter (provided that, if a director fails to attend at least 75% of the Board meetings in any calendar year, then the options that would have vested on the next January 1 are forfeited); and (ii) an immediately exercisable option to purchase 13,000 shares. On each anniversary of his appointment, each non-employee director receives another immediately exercisable option to purchase 13,000 shares. All of the foregoing options have an exercise price equal to the closing price of the Common Stock on the date of grant and expire on the earlier of: (i) five years from the grant date; or (ii) one year after the recipient ceases to be a member of the Board.

The Company's directors participated in the exchange offer described above under the caption "Stock Options" and exchanged their outstanding options having an exercise price of more than $7.00 per share for new options to purchase 75% of the shares subject to the old options, at an exercise price at $5.97 per share.

Effective July 19, 2001, the Company amended the outstanding, fully vested options held by three former directors to permit such options to be exercised until their stated expiration date, in light of the valuable years of advice and service that had been provided during the eight-to-ten years of their tenure as members of the Board of Directors. These former directors also participated in the exchange offer described above under the caption "Stock Options."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of July 31, 2002 about the beneficial ownership of our Common Stock by: (i) each person or group who we know beneficially owns more than 5% of our Common Stock; (ii) each director;
(iii) each executive officer named in the "Summary Compensation Table"; and (iv) all directors and executive officers as a group:


Name of Beneficial Owner                                                     Amount and Nature of        Percent
------------------------                                                   Beneficial Ownership(1)     of Class(1)
                                                                           -----------------------     -----------
(i) Beneficial Owners of More than 5% of the Common Stock
"MEP Group" of Company Officers or
Employees as described in (2) below                                                 3,103,718(2)          10.4%


Awad Asset Management, Inc.                                                         3,519,001             12.7%
    250 Park Avenue
    New York, New York 10177

Royce & Associates, Inc.                                                            1,902,100              6.9%
    1414 Avenue of the Americas
    New York, New York 10019

Prudential Financial, Inc.                                                          1,606,100(3)           5.8%
    751 Broad Street
    Newark, New Jersey 07102

(ii) Directors

Ira B. Lampert                                                                      2,007,258(2)(4)        6.9%
Ronald S. Cooper                                                                       57,500(5)            *
Morris H. Gindi                                                                        69,500(6)            *
J. David Hakman                                                                       409,000(7)           1.5%
William J. Lloyd                                                                       47,750(8)            *
William J. O'Neill, Jr.                                                                21,000(9)            *

(iii) Named Executive Officers

Brian F. King.............................................                            485,646(2)(10)       1.7%
Keith L. Lampert..........................................                            409,388(2)(11)       1.5%
Gerald J. Angeli..........................................                             46,200(12)           *
Urs W. Stampfli...........................................                             84,517(13)           *

(iv) All executive officers and directors as a group (12 persons)                   3,839,185             12.7%

--------------------
* Indicates less than one percent (1%).

 (1) For purposes of this table, beneficial ownership was determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") based upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission; the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of Section 16 of the Exchange Act. As of July 31, 2002, the Company had 27,680,499 shares of Common Stock issued and outstanding. All shares were owned directly with sole voting and investment power unless otherwise indicated.
(2) As of July 31, 2002, a group comprised of five officers or employees of the Company (Messrs. Ira B. Lampert, Brian F. King, Keith L. Lampert, Harlan I. Press and Arthur Zawodny) (collectively, the "MEP Group") beneficially owned, in the aggregate, 883,766 shares and options to purchase 2,219,952 shares of Common Stock, or 10.4% of 29,900,451 (the number of shares outstanding on that date plus the number of shares that would have been outstanding if all options held by the members of the MEP Group which were exercisable within 60 days of July 31, 2002 were exercised). Of that total, 493,066 shares and options to purchase 604,000 shares of Common Stock were purchased under the Management Equity Provisions ("MEP") of the Company's 1993 Incentive Plan and are subject to the terms of an Amended and Restated Voting Agreement, dated February 28, 1997, as amended (the "Voting Agreement") pursuant to which MEP shares are voted in accordance with the will of the holders of a majority of the shares governed by the Voting Agreement. The balance of 390,700 shares and options to purchase 1,615,952 shares of Common Stock were purchased or held outside the MEP. See "Certain Relationships and Related Transactions" below. The MEP Group's address is c/o Concord Camera Corp., 4000 Hollywood Boulevard, Presidential Circle - 6th Floor, North Tower, Hollywood, Florida 33021.
(3) Based on information contained in a Schedule 13G dated February 13, 2002, filed by Prudential Financial, Inc.
(4) Represents 1,466,558 shares that may be acquired pursuant to stock options exercisable within 60 days of July 31, 2002, 515,700 shares owned, as to all of which Mr. Lampert has sole dispositive power, and 25,000 shares held by a ss.501(c)(3) charitable trust of which Mr. Lampert is a trustee with voting and dispositive power. Since Mr. Lampert is part of the MEP Group, the shares beneficially owned by him are included in footnote (2) above; the MEP Group is deemed to have acquired the shares beneficially owned by any member of the MEP Group described in footnote (2) above.
(5) Includes 44,500 shares that may be acquired pursuant to stock options exercisable within 60 days of July 31, 2002.
(6) Includes 54,500 shares that may be acquired pursuant to stock options exercisable within 60 days of July 31, 2002, and 15,000 shares held by the Notra Trading Inc. Profit Sharing Plan & Trust, a retirement plan of which Mr. Gindi is a co-trustee and participant.
(7) Represents: (i) 54,500 shares that may be acquired pursuant to stock options, and 77,000 shares that may be acquired pursuant to a warrant, both of which are exercisable within 60 days of July 31, 2002; and (ii) 84,500 shares held by the Hakman Family Trust, of which Mr. Hakman is a trustee and beneficiary, 30,000 shares held by the Hakman Capital Corporation Profit Sharing Plan and Trust, and 163,000 shares held by a corporation controlled by Mr. Hakman.
(8) Represents 47,750 shares that may be acquired pursuant to stock options exercisable within 60 days of July 31, 2002.
(9) Represents 21,000 shares that may be acquired pursuant to stock options exercisable within 60 days of July 31, 2002.
(10) Represents 293,980 shares that may be acquired pursuant to stock options exercisable within 60 days of July 31, 2002 and 191,666 shares owned, as to all of which Mr. King has sole dispositive power. Since Mr. King is part of the MEP Group, the shares beneficially owned by him are included in footnote (2) above; the MEP Group is deemed to have acquired the shares beneficially owned by any member of the MEP Group described in footnote (2) above.

(11) Represents 344,388 shares that may be acquired pursuant to stock options exercisable within 60 days of July 31, 2002 and 65,000 shares owned, as to all of which Keith Lampert has sole dispositive power. Since Mr. Lampert is part of the MEP Group, the shares beneficially owned by him are included in footnote (2) above; the MEP Group is deemed to have acquired the shares beneficially owned by any member of the MEP Group described in footnote (2) above.
(12) Includes 45,000 shares that may be acquired pursuant to stock options exercisable within 60 days of July 31, 2002.
(13) Includes 74,517 shares that may be acquired pursuant to stock options exercisable within 60 days of July 31, 2002.

Fiscal Year-End Equity Compensation Plan Information

The following table sets forth aggregated information concerning our equity compensation plans outstanding at June 29, 2002.


                                                                                          No. of Securities
                                                                                         Remaining Available
                               No. of Securities to be        Weighted-Average           for Future Issuance
                               Issued upon Exercise of        Exercise Price of       under Equity Compensation
                                Options, Warrants and       Options, Warrants and      Plans (excluding shares
                                 Rights Outstanding          Rights Outstanding              reflected in
Plan Category                       at FY End (#)               at FY End ($)              the 1st column)
-------------                       -------------               -------------              ---------------
Equity Compensation Plans
Approved by Shareholders
                                      3,211,342                     $3.18                        404,970
Equity Compensation Plans
Not Approved by
Shareholders                          1,156,166                     $3.45                        494,000
                                      ---------                                                ---------

Total                                 4,367,508                     $3.25                        898,907
                                      =========                                                =========


At June 29, 2002, we had a total of forty (40) compensation plans under which Common Stock was authorized for issuance that were adopted without shareholder approval: (i) the 2002 Incentive Plan for Non-Officer Employees, New Recruits and Consultants (the "2002 Incentive Plan"); (ii) thirty-seven (37) individual stock option plans that were issued to employees (four of whom are executive officers) as an inducement to their employment with the Company and one that was issued to a consultant as a retention inducement; and (iii) a warrant that was issued in 1997 as compensation for certain consulting services. None of the options issued under any of these plans qualifies as an incentive stock option for federal tax purposes.

At June 29, 2002, 500,000 shares of Common Stock were reserved for issuance pursuant to outstanding options granted under and options available for grant under the 2002 Incentive Plan. New recruits (including officers), non-officer employees and consultants in our service are eligible to participate in the 2002 Incentive Plan. This plan generally provides for the granting of stock, stock options, stock appreciation rights, restricted shares or any combination of the foregoing to eligible participants. Shares subject to any outstanding options under this plan which expire or otherwise terminate prior to exercise will be available for subsequent issuance under the 2002 Incentive Plan. Except as otherwise required by law or the 2002 Incentive Plan, the Compensation and Stock Option Committee or our Board of Directors determine which eligible individuals are to receive option grants, the number of shares subject to each such grant, the vesting schedule for the option grant, the maximum term for which any granted option is to remain outstanding, and the exercise price. The exercise price may not be less than the fair market value of the option shares on the grant date.

At June 29, 2002, 1,003,166 shares of Common Stock in the aggregate were reserved for issuance under individual stock option plans that were issued to employees (four of whom are executive officers) as an inducement to their becoming employed by the Company, and to a consultant as an inducement for his continued services, or were subsequently received by the employee or consultant, in exchange for their inducement option, in connection with a stock option repricing program. These plans were adopted for retention of new employees and consultants and have substantially the same terms and conditions as options issued under the 2002 Incentive Plan. These stock options generally vest in three annual installments beginning on the first anniversary of the employee's start date or the grant date, have an exercise price equal to the closing price of the Common Stock on the date of grant, and expire ten years after the grant date. For those stock options that were received in exchange for the person's inducement option, the vesting schedule and expiration date of the inducement option were carried forward into the person's repriced stock option. The individual stock option plan issued to our Chairman, Chief Executive Officer and President, Ira B. Lampert, has substantially the same terms and conditions as the other individual plans, however, it provides that the option will remain exercisable until its stated expiration date in the event of Mr. Lampert's termination without cause, the non-renewal of his employment contract, his death or disability, or a change of control.

The consultant's stock option began vesting on the date of grant, continues vesting in annual installments and will become vested in full on April 24, 2004, provided he continues to make his services available to the Company. The consultant is required to pay liquidated damages to the Company if the stock option stops vesting because he stopped making his services available to the Company (other than by reason of his death or disability). In the event of the death or disability of the consultant, or a change of control, while the consultant is still making his services available to the Company, the option will become exercisable in full and remain exercisable until the stated expiration date.

The warrant that was issued on September 25, 1997 to a corporation controlled by David Hakman was adopted without shareholder approval. The warrant is described below under "Certain Relationships and Related Transactions - Consulting Arrangements with Directors." Since this plan was not registered, shares issued pursuant to the warrant are subject to restrictions on their transferability.

Item 13. Certain Relationships and Related Transactions.

Consulting Arrangements with Directors

A corporation controlled by J. David Hakman has provided consulting services to us since 1997 pursuant to an engagement agreement entered into on September 25, 1997, as later amended and supplemented (the "Hakman Agreement"). Pursuant to the Hakman Agreement, the Company granted a warrant to purchase up to 260,000 shares of Common Stock at an exercise price of $2.25 per share to the corporation controlled by Mr. Hakman. In October 2000, the corporation exercised the warrant as to all 113,000 shares that had vested up until that time. As of July 31, 2002, 147,000 shares remained subject to the warrant and 77,000 of those shares were vested and exercisable. The Hakman Agreement expired on August 31, 2002 and the warrant will expire, to the extent not theretofore exercised, on September 25, 2002. Since the Hakman Agreement has expired, none of the remaining 70,000 shares subject to the warrant will vest before the warrant expires.

Since May 1, 2002, William J. Lloyd has been providing us with consulting services related to the technological aspects of the design, development and manufacture of cameras and other products. As compensation for these consulting services, the Company pays him a retainer of $5,000 per month.

Transactions under the Management Equity Provisions of the 1993 Incentive Plan

On August 23, 1995, the Compensation Committee of the Board approved stock purchase awards under the Management Equity Provisions of the Company's 1993 Incentive Plan pursuant to which 1,000,000 shares of Common Stock were made available for purchase by senior management of the Company at a price per share equal to $2.6875 per share (the closing price of the Common Stock on August 23, 1995, as adjusted for the two-for-one stock split effective on April 14, 2000) pursuant to binding commitments to be made by such persons by August 31, 1995. The Company received commitments for the purchase of 888,000 shares (the "Purchased Shares"). Each purchaser was also granted the right to receive a contingent restricted stock award covering a number of shares equal to the number of shares he had purchased based upon attainment of increases in shareholder value in accordance with the Incentive Plan. If issued, such contingent restricted shares were to vest over a three-year period and were subject to forfeiture prior to vesting under certain conditions.

In November 1995, members of the Company's senior management entered into purchase agreements (the "Purchase Agreements") for the Purchased Shares. Pursuant to the Purchase Agreements, each purchaser executed a full recourse note for the purchase price of such shares (each a "Note"; collectively, the "Notes") and pledged the Purchased Shares as security for the payment of the Note. The Notes bear interest at an annual rate of 6%. Concurrently with the execution of their respective Purchase Agreements and Notes, each purchaser entered into a Voting Agreement pursuant to which each purchaser agreed to vote all of his Purchased Shares and contingent restricted stock in accordance with the determination of the holders of a majority of all of the Purchased Shares and contingent restricted stock held by the purchasers. To effect the foregoing, each of the purchasers delivered an irrevocable proxy to Ira B. Lampert.

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

In April 1999, the Board approved a conditional release program whereby the Company agreed to forgive a portion of the indebtedness represented by each Note and concurrently release a proportionate number of Purchased Shares held by the Company as security for payment of the Notes. The debt forgiveness and share release program (the "Release Program") began on May 1, 1999 and will continue on January 1 each year through January 1, 2003. The total principal sum subject to forgiveness under the Release Program is $2,386,500, together with interest owed under the Notes. The debt forgiveness is conditioned upon the person's continued employment with the Company. If a person ceases to be an employee or consultant of the Company prior to full forgiveness of the debt, the principal balance of the Note will immediately become due and payable, including any amounts scheduled to be forgiven at a future date.

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


                                                                             Total Principal
                                                                               Indebtedness          Total Purchased
                                                                               Forgiven or          Shares Released or
Releasee                              Release Dates                           to be Forgiven          to be Released
--------                              -------------                          ----------------        -----------------
Brian F. King................   May 1, 1999, and January 1st of                  $  430,000*             160,000
                                2000, 2001, 2002 and 2003
Ira B. Lampert...............   May 1, 1999, and January 1st of                  $1,612,500*             600,000
                                2000, 2001, 2002 and 2003
Keith L. Lampert.............   May 1, 1999, and January 1st of                  $  295,625*             110,000
                                2000, 2001, 2002 and 2003
Harlan I. Press..............   January 6, 2000, and January 1st of              $   10,750                4,000
                                2001, 2002 and 2003
Arthur Zawodny...............   May 1, 1999, and January 1st of                  $   37,625*              14,000
                                2000, 2001, 2002 and 2003

-----------
* After the January 1, 2000 release date, the balance of these amounts were repaid in full. Ira B. Lampert, Brian King, Keith Lampert and Arthur Zawodny have each prepaid in full the balance of the debts represented by their Notes and, assuming their continued employment with the Company, will be entitled to receive deferred compensation in lieu of the amounts scheduled to be forgiven under the Release Program.


Employment of Christopher Lampert

Another son of Ira B. Lampert, Christopher Lampert, works for the Company in Hong Kong as a project analyst. In Fiscal 2002, we paid a total of $64,428 for his salary and his housing in Hong Kong. Housing is customarily provided to our employees stationed by the Company in Hong Kong on foreign assignment.


                                     PART IV

Item 14. Controls and Procedures.

There were no significant changes to our internal controls, or in other factors that could significantly affect these controls, since the date of evaluation in connection with our most recent annual audit.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1) and (2) Financial Statements and Financial Statement Schedule

The following consolidated financial statements of the Company and the notes thereto, the related reports thereon of the certified public accountants and financial statement schedule are filed under Item 8 of this report:


   (a)(1)        Financial Statements Page
                  Report of Independent Certified Public Accountants......................................  F-1
                  Consolidated Balance Sheets at June 29, 2002 and June 30, 2001..........................  F-2
                  Consolidated Statements of Operations for the years ended
                      June 29, 2002, June 30, 2001 and July 1, 2000.......................................  F-3
                  Consolidated Statements of Stockholders' Equity for the years ended June 29, 2002, June 30, 2001 and July 1, 2000.................................  F-4
                  Consolidated Statements of Cash Flows for the years
                      ended June 29, 2002, June 30, 2001 and July 1, 2000.................................  F-5
                  Notes to Consolidated Financial Statements..............................................  F-6
   (a)(2)        Financial Statement Schedule
                  Schedule II--Valuation and Qualifying Accounts and Reserves............................. F-36

All other financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the instructions to Item 8 or are inapplicable and therefore have been omitted.

(a)(3) Exhibits

  No.                                Description                                Method of Filing
 ----                               -------------                               ----------------
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

 4.3         Indenture, dated July 30, 1998, between            Incorporated by reference to the Company's
             Bankers Trust Company and the Company              annual report on Form 10-K for the year ended
                                                                June 30, 1998.

 4.4         Registration Rights Agreement, dated July 3,       Incorporated by reference to the Company's
             1998, between Dreyfus High Yield Strategies        annual report on Form 10-K for the year ended
             Fund and the Company                               June 30, 1998.

 9.1         Amended and Restated Voting Agreement, dated       Incorporated by reference to the Company's
             February 28, 1997, among the parties               annual report on Form 10-K for the year ended
             signatory thereto, including among others,         July 1, 2000.
             Ira B. Lampert, Brian King and Arthur
             Zawodny, as amended on various dates in 1998
             to add certain additional shares of the
             Company's Common Stock owned by Ira B.
             Lampert, Brian King and Keith Lampert and as
             further amended on January 6, 2000 to add
             certain shares owned by Harlan Press

 10.1        Settlement Agreement between the Company and       Incorporated by reference to the Company's
             the Commission effective September 1, 1994         annual report on Form 10-K for the year ended
                                                                June 30, 1994.

 10.2        Second renewal agreement of Master                 Incorporated by reference to the Company's
             Processing Contract No. (86)507, dated March       quarterly report on Form 10-Q for the quarter
             15, 1996, and approval notice issued by the        ended September 30, 2000.
             Longgang Economic Development Bureau
             (English translations)

 10.3        Contract for Grant of State-Owned Land Use         Incorporated by reference to the Company's
             Right, dated November 8, 1994, with the            quarterly report on Form 10-Q for the quarter
             Shenzhen Land Bureau (English translation)         ended September 30, 2000.

 10.4        Supplemental Agreement to the Contract for         Incorporated by reference to the Company's
             the Utilization of Land in Factory                 annual report on Form 10-K for the year ended
             Construction between Concord HK and Henggang       June 30, 1994.
             Investment Holdings Limited dated June 20,
             1994 and translation

 10.5        Hong Kong Credit Facility and Factoring            Incorporated by reference to the Company's
             Agreement, dated September 8, 1999, between        quarterly report on Form 10-Q for the
             The Hongkong and Shanghai Banking                  quarter ended January 1, 2000.
             Corporation Limited ("HSBC") and Concord HK

 10.6        Letter agreement between HSBC and Concord HK       Incorporated by reference to the Company's
             dated June 4, 2001, relating to and amending       annual report on Form 10-K for the year
             the Hong Kong Credit Facility                      ended June 30, 2001.

 10.7        Letter agreement between HSBC and Concord HK      Incorporated by reference to the Company's
             dated November 8, 2001, relating to and           quarterly report on Form 10-Q for the
             amending the Hong Kong Credit Facility and        quarter ended March 30, 2002.
             Factoring Agreement

 10.8        Letter agreements between HSBC and Concord        Filed herewith.
             HK dated June 1, 2002 and June 4, 2002,
             relating to and amending the Hong Kong
             Credit Facility and Factoring Agreement

 10.9        Business License of Concord Camera                Filed herewith.
             (Shenzhen) Company Limited, issued by the
             Shenzhen Administration of Industry and
             Commerce on April 25, 2002 (English
             translation)

 10.10       Incentive Plan (1993), as amended through         Incorporated by reference to the Company's
             April 24, 2000                                    annual report on Form 10-K for the year ended
                                                               July 1, 2000.

 10.11       Amendments to the Incentive Plan (1993)           Incorporated by reference to the
             dated as of April 19, 2001 and August 2,          Company's Schedule TO/A-1 filed August 28, 2001
             2001

 10.12       2002 Incentive Plan for Non-Officer               Filed herewith.
             Employees, New Recruits and Consultants, and
             Amendment No. 1 to same dated September 4,
             2002

 10.13       Stock Option (Plan and) Agreement, dated as       Filed herewith.
             of October 17, 2001, between Gerald J.
             Angeli and the Company

 10.14       Stock Option (Plan and) Agreement, dated as       Filed herewith.
             of May 15, 1998, between Urs W. Stampfli and
             the Company

 10.15       Stock Option (Plan and) Agreement, dated as       Filed herewith.
             of December 22, 1996, between Brian F. King
             and the Company

 10.16       Stock Option (Plan and) Agreement, dated as       Filed herewith.
             of December 22, 1996, between Ira B. Lampert
             and the Company

 10.17       Amended and Restated 1995 Annual Incentive        Filed herewith.
             Compensation Plan, restated to January 17,
             2002

 10.18       2002 Long Term Cash Incentive Plan, and           Filed herewith.
             2002-2003 Performance Criteria

 10.19       Amended and Restated Employment Agreement,        Incorporated by reference to the Company's
             dated as of May 1, 1997, between the Company      annual report on Form 10-K for the year ended
             and Ira B. Lampert                                June 30, 1997.

 10.20       Amendment No. 1 dated as of August 25, 1998,      Incorporated by reference to the Company's
             Amendment No. 3 dated as of April 19, 2000,       annual report on Form 10-K for the year ended
             and Amendment No. 4 dated as of January 1,        June 30, 2001.
             2001, to Amended and Restated Employment
             Agreement dated as of May 1, 1997, between
             Ira B. Lampert and the Company

 10.21       Amendment No. 2, dated as of January 1,           Incorporated by reference to the Company's
             1999, to Amended and Restated Employment          quarterly report on Form 10-Q for the quarter
             Agreement dated as of May 1, 1997, between        ended January 2, 1999.
             Ira B. Lampert and the Company

 10.22       Amended and Restated Deferral Agreement,          Filed herewith.
             dated as of January 1, 2002, between Concord
             Camera Corp. and Ira B. Lampert

 10.23       Deferral Agreement, dated as of June 2,           Filed herewith.
             2000, between Concord Camera Corp. and Keith
             L. Lampert, and amendment to same dated as
             of June 1, 2002

 10.24       Amended and Restated Supplemental Executive       Incorporated by reference to the Company's
             Retirement Plan and Agreement dated as of         annual report on Form 10-K for the year ended
             April 19, 2000, between Ira B. Lampert and        June 30, 2001.
             the Company, and Amendment No. 1 to same
             dated as of January 1, 2001

 10.25       Amendment No. 2, dated as of January 1,           Filed herewith.
             2002, to Amended and Restated Supplemental
             Executive Retirement Plan and Agreement
             dated as of April 19, 2000, between Ira B.
             Lampert and the Company

 10.26       Terms of Employment between Brian F. King         Incorporated by reference to the Company's
             and the Company, effective as of January 1,       annual report on Form 10-K for the year ended
             2000                                              June 30, 2001.

 10.27       Terms of Employment between Harlan I. Press       Incorporated by reference to the Company's
             and the Company, effective as of January 1,       annual report on Form 10-K for the year ended
             2000                                              June 30, 2001.

 10.28       Terms of Employment between Urs W. Stampfli       Incorporated by reference to the Company's
             and the Company, effective as of January 1,       annual report on Form 10-K for the year ended
             2000                                              June 30, 2001.

 10.29       Terms of Employment between Keith L. Lampert      Incorporated by reference to the Company's
             and the Company, effective as of January 1,       annual report on Form 10-K for the year ended
             2000                                              June 30, 2001.

 10.30       Terms of Employment between Gerald J. Angeli      Filed herewith.
             and the Company, effective as of April 17,
             2000, with amendments dated as of June 11,
             2001 and August 12, 2002, respectively

 10.31       Form of Supplemental Executive Retirement         Incorporated by reference to the Company's
             Plan and Agreement, dated as of April 19,         annual report on Form 10-K for the year
             2000, between the Company and each of             ended July 1, 2000.
             certain executive officers

 10.32       Form of Amendment to the Supplemental             Incorporated by reference to the Company's
             Executive Retirement Plan and Agreement,          annual report on Form 10-K for the year ended
             dated as of April 19, 2000, between the           June 30, 2001.
             Company and each of certain executive
             officers

 10.33       Form of Amendment No. 2, dated as of June 1,      Filed herewith.
             2002, to the Supplemental Executive
             Retirement Plan and Agreement between the
             Company and each of Brian King, Keith
             Lampert, Urs Stampfli and Harlan Press

 10.34       Supplemental Executive Retirement Plan and        Filed herewith.
             Agreement, dated as of July 31, 2001,
             between the Company and Gerald J. Angeli

 10.35       Concord Camera Corp. Executive Management         Filed herewith.
             Tax Equalization Policy

 10.36       Lease Agreement, undated between Prologis         Incorporated by reference to the Company's
             Trust, a Maryland real estate investment          quarterly report on Form 10-Q for the
             trust, and the Company                            quarter ended January 2, 1999.

 10.37       Lease Agreement, dated as of August 12,           Incorporated by reference to the Company's
             1998, between CarrAmerica Realty Corp. and        quarterly report on Form 10-Q for the quarter
             the Company                                       ended January 2, 1999.

 10.38       First Amendment, dated October 12, 1999, to       Incorporated by reference to the Company's
             Lease dated as of August 12, 1998, between        quarterly report on Form 10-Q for the
             CarrAmerica Realty Corp. and the Company          quarter ended October 2, 1999.

 10.39       Second Amendment, dated January 3, 2000, to       Incorporated by reference to the Company's
             Lease dated as of August 12, 1998, between        annual report on Form 10-K for the year
             CarrAmerica Realty Corp. and the Company          ended July 1, 2000.

 21          Subsidiaries of the Company                       Filed herewith.

 23          Consent of Independent Certified Public           Filed herewith.
             Accountants

 99.1        Certification of Chief Executive Officer          Filed herewith.
             pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002

 99.2        Certification of Chief Financial Officer          Filed herewith.
             pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002



The Financial Statement Schedules required to be filed pursuant to this Item 15(d) are listed above.

(b) Reports on Form 8-K.

On May 24, 2002, the Company filed a report under Item 5 - Other Events on Form 8-K reporting that it had obtained certain Polaroid trademark licenses, subject to approval by the bankruptcy court supervising the Polaroid reorganization proceedings. The bankruptcy court's approval was subsequently issued and, in August 2002, the foregoing trademark licenses were executed and delivered to the Company. For more details, see "The Business - Licensing Activities."

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CONCORD CAMERA CORP.


Date:  September 26, 2002             By: /s/  Ira B. Lampert
                                          --------------------------------------
                                            Ira B. Lampert, Chairman, Chief
                                              Executive Officer and President

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

Name                                     Capacity                                                Date
----                                     --------                                                ----
/s/ Ira B. Lampert                       Chairman of the Board, Chief Executive           September 26, 2002
------------------------------           Officer and President
Ira B. Lampert                           (Principal Executive Officer)


/s/  Richard M. Finkbeiner               Senior Vice President and                        September 26, 2002
--------------------------               Chief Financial Officer
Richard M. Finkbeiner                    (Principal Financial Officer)


/s/  Harlan I. Press                     Vice President and Treasurer                     September 26, 2002
------------------------------           (Principal Accounting Officer)
Harlan I. Press

/s/  Ronald S. Cooper                    Director                                         September 26, 2002
------------------------------
Ronald S. Cooper

/s/  Morris H. Gindi                     Director                                         September 26, 2002
------------------------------
Morris H. Gindi

/s/  J. David Hakman                     Director                                         September 26, 2002
------------------------------
J. David Hakman

/s/  William J. Lloyd                    Director                                         September 26, 2002
------------------------------
William J. Lloyd

/s/  William J. O'Neill, Jr.             Director                                         September 26, 2002
----------------------------
William J. O'Neill, Jr.

                                 CERTIFICATION
                                 -------------


         I, Ira B. Lampert, certify that:

         1. I have reviewed this annual report on Form 10-K of Concord Camera Corp. (the "Company");

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.


Dated: September 26, 2002          /s/ Ira B. Lampert
                                  ----------------------------------------------
                                  Ira B. Lampert, Chief Executive Officer

                                 CERTIFICATION
                                 -------------


         I, Richard M. Finkbeiner, certify that:

         1. I have reviewed this annual report on Form 10-K of Concord Camera Corp. (the "Company");

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.


Dated: September 26, 2002          /s/ Richard M. Finkbeiner
                                  ----------------------------------------------
                                  Richard M. Finkbeiner, Chief Financial Officer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Concord Camera Corp.

We have audited the accompanying consolidated balance sheets of Concord Camera Corp. and subsidiaries as of June 29, 2002 and June 30, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 29, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concord Camera Corp. and subsidiaries as of June 29, 2002 and June 30, 2001, and the consolidated results of operations and cash flows for each of the three years in the period ended June 29, 2002, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 in 2002.

                                                     Ernst & Young LLP
Atlanta, Georgia
July 31, 2002, except for Note 24 as to
which the date is August 31, 2002

Concord Camera Corp. and Subsidiaries
Consolidated Balance Sheets

                                                                 June 29, 2002             June 30, 2001
                                                                 -------------             -------------

                               Assets
Current Assets:
     Cash and cash equivalents                                  $ 103,867,598             $  57,474,828
     Short-term investments                                                --                49,869,567
     Accounts receivable, net                                      22,984,322                25,253,614
     Inventories                                                   22,484,721                30,766,198
     Prepaid expenses and other current assets                      4,194,654                 4,128,858
                                                                -------------              ------------
                  Total current assets                            153,531,295               167,493,065
Property, plant and equipment, net                                 20,985,446                24,396,407
Goodwill, net                                                       3,720,528                 3,720,528
Other assets                                                       19,839,191                18,055,713
                                                                -------------             -------------
Total assets                                                    $ 198,076,460             $ 213,665,713
                                                                =============             =============

            Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable                                          $   12,502,087            $   17,991,337
     Accrued expenses                                              12,013,093                15,447,170
     Current portion of obligations under capital leases                   --                   503,547
     Other current liabilities                                        633,600                 2,547,719
                                                               -------------              -------------
                  Total current liabilities                        25,148,780                36,489,773
Senior notes                                                       14,933,931                14,912,501
Other liabilities                                                   8,837,501                 7,926,290
                                                               --------------             -------------
Total liabilities                                                  48,920,212                59,328,564
Commitments and contingencies
Stockholders' Equity:
     Blank check preferred stock, no par value,
        1,000,000 shares authorized, none issued                           --                        --
     Common stock, no par value, 100,000,000 shares
         authorized; 29,029,359 and 28,911,734 shares issued
         as of June 29, 2002 and June 30, 2001, respectively      140,547,679               140,255,065
     Paid-in capital                                                4,412,410                 4,321,856
       Deferred stock based compensation
                                                                     (332,445)                       --
     Retained earnings                                              8,667,119                13,914,908
     Notes receivable arising from common
       stock purchase agreements                                       (1,377)                  (17,542)
                                                               --------------             -------------
                                                                  153,293,386               158,474,287
Less: treasury stock, at cost, 1,542,526 shares                    (4,137,138)               (4,137,138)
                                                               --------------             -------------
Total stockholders' equity                                        149,156,248               154,337,149
                                                               --------------             -------------
Total liabilities and stockholders' equity                     $  198,076,460             $ 213,665,713
                                                               ==============             =============

 See accompanying notes.

Concord Camera Corp. and Subsidiaries
Consolidated Statements of Operations

                                                                                       Year Ended
                                                                                       ----------

                                                              June 29, 2002           June 30, 2001          July 1, 2000
                                                              -------------           -------------          ------------

Net sales                                                     $ 129,316,594           $ 180,061,056         $ 167,719,526

Cost of products sold                                           110,344,520             152,597,558           126,147,774
                                                              -------------           -------------          ------------

Gross profit                                                     18,972,074              27,463,498            41,571,752

Selling expenses                                                  6,343,302               8,148,517             5,704,566

General and administrative expenses                              20,967,240              33,314,782            16,633,210

(Recovery) of operating expenses, net                            (1,150,000)                     --                    --

Terminated acquisition costs                                             --                 800,207                    --

Interest expense                                                  2,522,314               2,792,616             3,268,560

Other (income), net                                              (3,060,163)             (4,891,425)             (881,762)
                                                              -------------           -------------          ------------

(Loss) income before income taxes                                (6,650,619)            (12,701,199)           16,847,178

Benefit for income taxes                                         (1,402,830)               (930,849)           (2,751,389)
                                                              -------------           -------------          ------------

Net (loss) income                                             $  (5,247,789)          $ (11,770,350)         $ 19,598,567
                                                              =============           =============          ============


Basic (loss) earnings per common share                               $(0.19)                 $(0.45)                $0.89
                                                              =============           =============          ============

Diluted (loss) earnings per common share                             $(0.19)                 $(0.45)                $0.81
                                                              =============           =============          ============

Weighted average
   common shares outstanding-basic                               27,437,618              25,991,868            21,989,381

Dilutive effect of common stock options                                  --                      --             2,324,087
                                                              -------------           -------------          ------------

Weighted average
   common shares outstanding-diluted                             27,437,618             25,991,868             24,313,468
                                                              =============           =============          ============

See accompanying notes.

Concord Camera Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity

                                                                                    Notes
                                                                                 receivable
                                                                                 arising from
                                                         Deferred                common stock
                     Common Stock            Paid-in    Stock Based   Retained     purchase       Treasury Stock
              Issued Shares  Stated Value    Capital   Compensation   Earnings    agreements      Shares      Cost         Total
              ---------------------------   ---------  ------------   --------  -------------    --------     ------      --------
Balance as of
July 3, 1999  23,259,184  $41,117,335    $1,033,553  $       --    $6,086,691  $(2,163,542)   1,351,726  $(3,378,512)   $42,695,525

Exercise of
  stock options
  and warrants   566,550    1,027,921            --          --            --           --           --           --      1,027,921

Interest on
  notes receivable
  arising from
  common stock
  purchase
  agreements          --           --            --          --            --      (85,190)          --           --        (85,190)

Officers' notes
  forgiven
  on stock
  purchases           --           --            --          --            --      452,965           --           --        452,965

Officers' notes
  paid on
  stock purchases     --           --            --          --            --    1,766,530           --           --      1,766,530

Purchase of
  treasury stock,
  at cost             --           --            --          --            --           --      190,800     (758,626)      (758,626)

Stock option
  issuance
  related
  to non-employees    --           --     1,592,275          --            --           --           --           --      1,592,275

Net income            --           --            --          --    19,598,567           --           --           --     19,598,567
            ------------------------------------------------------------------------------------------------------------------------
Balance as
  of July
  1, 2000     23,825,734   42,145,256     2,625,828          --    25,685,258      (29,237)   1,542,526   (4,137,138)     66,289,967

Issuance
 of common
 stock, net    4,485,000   96,881,243            --          --            --           --           --           --     96,881,243

Exercise of
 stock options
 and warrants    601,000    1,228,566            --          --            --           --           --           --      1,228,566

Income tax
 benefit from
 stock options
 exercised            --           --     1,696,028          --            --           --           --           --      1,696,028

Interest on
 notes receivable
 arising from
 common stock
 purchase
 agreements           --           --            --          --            --       (1,754)          --           --         (1,754)

Officers' notes
 forgiven
 on stock
 purchases            --           --            --          --            --       13,449           --           --         13,449

Net loss              --           --            --          --   (11,770,350)          --           --           --    (11,770,350)
            ------------------------------------------------------------------------------------------------------------------------
Balance as of
 June 30,
 2001         28,911,734  140,255,065     4,321,856          --    13,914,908      (17,542)   1,542,526   (4,137,138)   154,337,149

Exercise
 of stock
 options         117,625      292,614            --          --            --           --           --           --        292,614

Deferred
 stock based
 compensation         --           --            --    (332,445)           --           --           --           --       (332,445)

Interest on
 notes
 receivable
 arising
 from common
 stock
 purchase
 agreements           --           --            --          --            --         (780)          --           --           (780)

Officers'
 notes
 forgiven
 on stock
 purchases            --           --            --          --            --        7,849           --           --          7,849

Officers'
 notes paid
 on stock
 purchases            --           --            --          --            --        9,096           --           --          9,096

Stock based
 compensation         --           --        90,554          --            --           --           --           --         90,554

Net loss              --           --            --          --    (5,247,789)          --           --           --     (5,247,789)
            ------------------------------------------------------------------------------------------------------------------------
Balance as
 of June 29,
 2002         29,029,359 $140,547,679    $4,412,410   $(332,445)   $8,667,119     $ (1,377)   1,542,526   $(4,137,138) $149,156,248
           =========================================================================================================================

See accompanying notes.

Concord Camera Corp.  and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                    Year Ended
                                                                                    ----------
June 29,                                                               June 30,       July 1,          July 1,
                                                                        2002           2001             2000
                                                                       --------       -------          -------
Cash flows from operating activities:
Net (loss) income                                                 $ (5,247,789)   $ (11,770,350)    $ 19,598,567
 Adjustments to reconcile net (loss) income
   to net cash (used in) provided by operating activities:
       Depreciation and amortization                                 6,259,809        5,737,190        4,639,724
       Officers' notes forgiven on stock purchases                       7,849           13,449          452,965
       Interest income on notes receivable arising from
         common stock agreements                                          (780)          (1,754)         (85,190)
       Deferred income taxes and stock option exercise tax benefit  (1,402,830)         173,949       (4,232,389)
       Non-cash compensation expense                                        --          401,363          220,193
     Provision for doubtful accounts                                 2,282,871       15,800,000               --
     Provision for inventory                                         3,261,274        4,714,000               --
     Restructuring (reversal) reserve                                 (448,000)       1,400,000               --
       Changes in operating assets and liabilities:
       Accounts receivable                                             (13,579)      (7,483,565)     (15,297,718)
       Inventories                                                   5,020,203       (3,877,052)     (10,982,591)
       Prepaid expenses and other current assets                       163,041        3,245,861       (3,222,708)
       Other assets                                                 (1,651,408)      (2,554,839)      (3,216,104)
       Accounts payable                                             (5,489,250)      (7,519,288)       9,286,087
       Accrued expenses                                             (2,872,250)        (765,641)       8,930,879
       Other current liabilities                                    (1,914,119)        (360,915)         383,649
       Other liabilities                                               911,211         (593,106)       3,185,488
                                                                   -----------      -----------      -----------
       Net cash (used in) provided by operating activities          (1,133,747)      (3,440,698)       9,660,852
Cash flows from investing activities:
    Purchases of property, plant and equipment                      (2,141,213)      (7,488,077)      (7,792,029)
    Purchases of held-to-maturity investments                               --      (49,869,567)
    Proceeds from maturities of held-to-maturity investments        49,869,567               --               --
                                                                   -----------      -----------      -----------
 Net cash provided by (used in) investing activities                47,728,354      (57,357,644)      (7,792,029)

Cash flows from financing activities:
    Net repayments under short-term debt agreements                         --       (2,190,264)      (5,898,638)
    Repayments under long-term debt agreements                              --               --       (2,100,000)
    Net principal repayments under capital lease obligations          (503,547)      (2,036,669)      (2,222,477)
    Purchases of treasury stock                                             --               --         (758,626)
    Proceeds from notes receivable arising from
      common stock purchase agreements                                   9,096               --        1,766,530
    Net proceeds from issuance of common stock                         292,614       98,109,809        1,027,921
                                                                       -------       ----------     ------------
        Net cash (used in) provided by financing activities           (201,837)      93,882,876       (8,185,290)

Net increase (decrease) in cash and cash equivalents                46,392,770       33,084,534       (6,316,467)
Cash and cash equivalents at beginning of the year                  57,474,828       24,390,294       30,706,761
                                                                  ------------      -----------     ------------

Cash and cash equivalents at end of the year                      $103,867,598      $57,474,828     $ 24,390,294
                                                                  ============      ===========     ============

See Note 2, " Supplemental Cash Flow Information" and accompanying notes.

CONCORD CAMERA CORP. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business

Concord Camera Corp., a New Jersey corporation, and its consolidated subsidiaries (collectively referred to as the "Company") designs, develops, manufactures and sells high quality, popularly priced, easy-to-use image capture products on a worldwide basis. Substantially all of the Company's manufacturing and assembly processes occur in the People's Republic of China ("PRC"). The Company's products include digital image capture devices, 35mm and APS traditional and single use cameras, and instant cameras. The Company also serves as a contract manufacturer of developed and co-developed products for its original equipment manufacturer ("OEM") customers, and also sells its own branded and private label versions of many of those products, incorporating certain of the co-developed technology, to its retail sales and distribution ("RSD") customers.

During the fiscal years ended June 29, 2002 ("Fiscal 2002"), June 30, 2001 ("Fiscal 2001"), and July 1, 2000 ("Fiscal 2000"), net sales and percentages of total net sales to the Company's three largest customers amounted to approximately $61,939,000 (47.9%), $74,684,000 (41.5%), and $97,856,000 (58.3%),
respectively. See Note 22, "Geographic Area Information" for further information about significant customers.

Beginning in Fiscal 1999, the Company changed its fiscal year end to end on the Saturday closest to June 30. Prior to Fiscal 1999, the Company's fiscal year was the twelve-month period ending June 30. Accordingly, for Fiscal 2002, Fiscal 2001 and Fiscal 2000, the fiscal year-ends were on June 29, 2002, June 30, 2001, and July 1, 2000, respectively.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Foreign Currency Transactions

The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, the European Euro, British Pound Sterling, People's Republic of China Renminbi, Hong Kong Dollar and the Japanese Yen. Each of the Company's foreign subsidiaries purchases its inventories in U.S. Dollars and has the majority of its sales in U.S. Dollars. Accordingly, the U.S. Dollar is the functional currency. Certain net sales to customers and purchases of certain components and services are transacted in local currency including Japanese Yen, thereby creating an exposure to fluctuations in foreign currency exchange rates. The translation from the applicable currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains or losses resulting from foreign currency transactions and remeasurement are included in "Other (income), net" in the accompanying consolidated statements of operations. For Fiscal 2002, Fiscal 2001, and Fiscal 2000 included in other (income), net in the accompanying consolidated statements of operations are approximately $(194,000), $(348,000), and $143,000, respectively, of net foreign currency (gains) losses.

Hedging Activities

During Fiscal 2002, Fiscal 2001 and Fiscal 2000 the Company had no forward exchange contracts outstanding and did not participate in any other type of hedging activities.

Concentration of Credit Risk

The Company sells a significant number of its products to a relatively small number of customers. These customers operate in markets located principally in the United States, the United Kingdom, Germany, France, Canada and Hong Kong. Receivables arising from these sales are generally not collateralized. The Company monitors the credit worthiness of its customers and reviews outstanding receivable balances for collectibility on a regular basis and records provisions for doubtful accounts as necessary. Customers that individually account for greater than 10% of the Company's total net sales create a concentration of credit risk. During Fiscal 2002, there were two such customers. See Note 22, "Geographic Area Information" for further discussion of significant customers.

Estimated Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, net, accounts payable, and accrued expenses approximate fair value because of their short duration to maturity. The fair value is estimated based on the quoted market prices for the same issues or on current rates offered to the Company for debt with the same remaining maturities. Because judgment is required in interpreting market data to develop estimates of fair value, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies may be material to the estimated fair value amounts. The carrying amounts of the Company's Senior Notes approximate fair value at June 29, 2002 and at June 30, 2001. See
Note 9, "Senior Notes" and Note 24, "Subsequent Events" relating to the Company's subsequent retirement of its long-term debt.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Short-Term Investments

The Company accounts for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturities securities. The Company did not have any investments classified as trading securities or available-for-sale securities. The Company's investments in debt securities, all of which mature in six months or less, are held to maturity and valued at amortized cost, which approximates fair market value. The Company had no short-term investments at June 29, 2002. The aggregate fair market value at June 30, 2001 approximates the carrying value due to the short maturity, and was approximately $49,870,000 and consisted entirely of U.S. government agency backed securities. Since the aggregate fair market value approximated the carrying value, there are no gross holding gains or losses. The average yield of these securities at June 30, 2001 was 3.83%.

Inventories

Inventories, the majority of which are raw materials, components and work-in-progress, are stated at the lower of cost or market value and are determined on a first-in, first-out basis. Work-in-progress and component inventory costs include materials, labor, and manufacturing overhead. The Company provides inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technological developments or other economic factors.

Property, Plant and Equipment, Net

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed by use of the straight-line method over the estimated useful lives of the respective assets. Small tools and accessories used in production in the PRC are charged to operations when purchased. Leasehold costs and improvements are amortized on a straight-line basis over the term of the lease or their estimated useful lives, whichever is shorter. Depreciation expense for Fiscal 2002, Fiscal 2001, and Fiscal 2000 was approximately $5,429,000, $4,561,000, and $3,643,000, respectively. Amortization of assets recorded under capital leases is included in depreciation and amortization expense.

                                                           Useful Lives
                    Asset Class                             (in years)
                    -----------                              --------

Buildings, including buildings under capital lease            30-50
Equipment, including equipment under capital lease             3-10
Office furniture and equipment                                 3-7
Automobiles                                                    6-7
Leasehold improvements                                         3-11

Intangible Assets, Net

Goodwill represents the excess of purchase price over the fair value of net assets acquired and, for the two-year period ended June 30, 2001, goodwill was amortized on a straight-line basis over periods ranging from fifteen to twenty years. Effective July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and ceased amortizing its remaining net goodwill balances. Under SFAS No. 142, the Company's goodwill is subject to an impairment test, at least annually. Identifiable intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company's amortizable intangible assets include patents, trademarks and licenses and their respective costs are amortized on a straight-line basis over their estimated useful lives. See Note 6, "Goodwill, Net" and Note 7 "Other Assets" for a discussion of the effect of adopting SFAS No. 142.

Impairment of Long-Lived Assets

In accordance with the Financial Accounting Standards Board ("FASB"), SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company records impairment losses when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. No impairment indicators were identified for Fiscal 2002, Fiscal 2001 or Fiscal 2000. See "Recently Issued Accounting Standards" below for a discussion of the effect of adopting SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Revenue Recognition

Revenues are recognized when title and risk of loss are transferred to customers, which is generally when the product is shipped. Net sales also include a provision for returns based on historical trends in product returns. If future returns are higher than estimated based on historical data, net sales could be adversely affected.

Shipping and Handling Costs

Amounts charged to customers and costs incurred by the Company related to shipping and handling are included in net sales and selling expenses, respectively. The Company incurred shipping and handling costs of approximately $1,294,000, $1,778,000 and $1,730,000 during Fiscal 2002, Fiscal 2001 and Fiscal
2000, respectively.

Product Development Costs

Product development costs, which include costs in connection with new product development, product design, fundamental and exploratory research, process improvement, product use technology, and product quality assurance are expensed in the period in which they are incurred. The Company's products are developed, designed and engineered principally by its own engineers in the Company's three product development and design centers located in the U.S., Hong Kong and the PRC. The Company expended approximately $7,604,000, $6,413,000, and $4,921,000 during Fiscal 2002, Fiscal 2001, and Fiscal 2000, respectively, for product design and development. These costs are included in the accompanying consolidated statements of operations under the caption, "Cost of products sold."

Advertising and Promotional Allowances

Advertising costs, which include advertising allowances and other discounts, have been expensed as incurred and have historically been included in selling expenses. However, in accordance with EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer, which addresses the operating statement classification of consideration between a vendor and a retailer, the Company has reclassified certain variable selling expenses including advertising allowances, other discounts, and other allowances from being reported as an operating expense to a reduction of net sales. As a result of the Company adopting EITF 00-25 in its second quarter of Fiscal 2002, lower sales, lower gross margins, and lower selling expenses are reported. Approximately $2,561,000, $3,352,000, and $5,439,000 of variable selling expenses, consisting principally of advertising and promotional allowances, were reclassified as a reduction of net sales, resulting in a corresponding reduction of gross profit and selling expenses, with no effect on net income, for Fiscal 2002, Fiscal 2001, and Fiscal 2000, respectively.

Stock-Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock-based transactions and has complied with the disclosure requirement of SFAS 123. See Note 11, "Stockholders' Equity" and
Note 12, "Stock Option Plans". Under APB 25, compensation expense is calculated at the time of option grant, based upon the difference between the exercise price of the option and the fair market value of the Company's Common Stock. Compensation expense is recognized over the option's vesting period. In the Fall of 2001, the Company consummated an exchange offer for certain outstanding stock options and, as a result, is required to apply variable stock-based compensation accounting for the repriced options until they are exercised, cancelled or expired. For Fiscal 2002, the Company did not record any variable stock-based compensation expense in the consolidated statement of operations because its closing Common Stock price on June 29, 2002 was below the new repriced stock options' exercise price of $5.97. Because the determination of variable stock-based compensation expense associated with the repriced stock options is significantly dependent upon the Company's closing Common Stock price at the end of each prospective reporting period, it is not possible to determine its future impact, either favorable or unfavorable, on our consolidated financial statements.

Income Taxes

The provision (benefit) for income taxes is based on the consolidated United States entities' and individual foreign companies' estimated tax rates for the applicable year. Deferred taxes are determined utilizing the asset and liability method based on the difference between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred income tax provisions and benefits are based on the changes in the net deferred tax asset or liability from period to period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

(Loss) Earnings Per Share

Basic and diluted (loss) earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share. All applicable (loss) earnings per share amounts have been presented to conform to SFAS No. 128 requirements. In Fiscal 2002 and Fiscal 2001, potentially dilutive securities, comprised of options to purchase 1,705,270 and 2,439,448 shares of Common Stock, respectively, were not included in the calculation of diluted loss per share because their impact was antidilutive. On April 14, 2000, the Company effected a two-for-one stock split of its Common Stock through a stock dividend to shareholders of record on March 27, 2000. Accordingly, share and per-share data for all periods presented in the accompanying consolidated financial statements have been restated to reflect the stock split.

Recently Issued Accounting Standards

On June 29, 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001, and eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with determinable useful lives will continue to be amortized. See Note 6, "Goodwill, Net" and Note 7, "Other Assets" in the accompanying consolidated financial statements for a discussion of the effect of adopting SFAS No. 142.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No.144"). SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. There is no anticipated material financial statement impact to the Company upon its adoption of SFAS No. 144 at June 30, 2002.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the current year presentation.

Other Comprehensive Income

The Company has no other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION:


                                                       Fiscal Year
                                                       -----------
                                             2002          2001         2000
                                          ---------      -------      --------

Cash paid for interest                   $1,841,000    $2,217,000    $2,768,000

Cash paid for income taxes               $  494,000    $1,523,000    $  819,000
                                         ===========   ==========    ==========


NOTE 3 - ACCOUNTS RECEIVABLE, NET:


Accounts receivable consist of the following:

                                                      June 29,       June 30,
                                                        2002           2001
                                                      --------       --------

Trade accounts receivable                          $25,576,005     $25,956,441
Less: provisions for doubtful accounts,
discounts, and allowances                           (2,591,683)       (702,827)
                                                    ----------     -----------

Total accounts receivable, net                      $22,984,322    $25,253,614
                                                    ===========    ===========

NOTE 4 - INVENTORIES:

Inventories consist of the following:
                                                      June 29,      June 30,
                                                        2002          2001
                                                      --------      --------

Raw material, components and work-in-progress      $ 16,196,725    $23,987,935
Finished goods                                        6,287,996      6,778,263
                                                   ------------    -----------
Total inventories                                  $ 22,484,721    $30,766,198
                                                   ============    ===========

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET:

Property, plant and equipment consist of the following:
                                                         June 29,     June 30,
                                                           2002         2001
                                                         --------     --------

Buildings, including buildings under capital lease   $  7,384,730   $ 7,318,539
Equipment, including equipment under capital lease     30,498,805    27,685,170
Office furniture and equipment                          9,975,487    10,326,834
Automobiles                                               477,806       458,370
Leasehold improvements                                  4,836,646     4,864,431
                                                      -----------   -----------
                                                       53,173,474    50,653,344
Less: accumulated depreciation and amortization       (32,188,028)  (26,256,937)
                                                      -----------   ----------
Total property, plant and equipment, net              $20,985,446   $24,396,407
                                                      ===========   ===========

NOTE 6 - GOODWILL, NET



Effective July 1, 2001, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, and initiates an annual review of these assets for impairment. Identifiable intangible assets with determinable useful lives will continue to be amortized. In accordance with SFAS No. 142, the Company ceased amortization of its goodwill balances. The Company currently does not have any indefinite-lived intangible assets. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. In accordance with SFAS No. 142, the Company is required to perform an impairment test of its existing goodwill within the first six months following adoption of SFAS No. 142. The Company completed step one of the impairment test under SFAS No. 142, and it is management's assessment that goodwill impairment does not exist. The accounting standard requires the presentation of a reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of the goodwill amortization net of related tax effect.

                                                      June 29,     June 30,
                                                        2002         2001
                                                      --------     --------

Goodwill                                           $ 6,401,264    $ 6,401,264
Less:  accumulated amortization                     (2,680,736)    (2,680,736)
                                                   -----------    -----------
Goodwill, net                                      $ 3,720,528    $ 3,720,528
                                                   ===========    ===========


Net (loss) income and (loss) income per share for Fiscal 2001 and Fiscal 2000, as adjusted for the exclusion of amortization expense, were as follows:


                                                     Fiscal 2001                 Impact of
                                        -----------------------------------     Exclusion of
                                              As                 As               Goodwill
                                           Reported           Adjusted         Amort. Expense
                                        ----------------  -----------------  -----------------
Loss before income
  taxes (as originally reported)         $ (12,701,199)  $    (12,701,199)     $            --

Adjustment for the exclusion
  of goodwill amortization                          --            291,031              291,031
                                         -------------   ----------------      ---------------


(Loss) income before income taxes          (12,701,199)       (12,410,168)             291,031


(Benefit) provision for income taxes          (930,849)          (843,540)              87,309
                                         -------------   ----------------      ---------------

Net (loss) income                        $ (11,770,350)  $    (11,566,628)     $       203,722
                                         =============   ================      ===============

                                         $       (0.45)  $          (0.45)     $            --
Basic and diluted loss per share         =============   ================      ===============


                                                                                 Impact of
                                                     Fiscal 2000                Exclusion of
                                        -----------------------------------
                                              As                 As               Goodwill
                                           Reported           Adjusted         Amort. Expense
                                        ----------------  -----------------   ------------------

Income before income
  taxes (as originally reported)        $    16,847,178   $     16,847,178      $            --


Adjustment for the exclusion
  of goodwill amortization                           --            127,705              127,705
                                        ---------------   ----------------    -----------------

Income before income taxes                   16,847,178         16,974,883              127,705


(Benefit) provision for income taxes         (2,751,389)        (2,713,078)              38,311
                                        ----------------  ----------------    -----------------

Net income                              $    19,598,567   $     19,687,961    $          89,394
                                        ===============   ================    =================

Basic earnings per share                $          0.89   $          0 .90    $            0.01
                                        ===============   ================    =================
Diluted earnings per share              $          0.81   $           0.81    $               -
                                        ===============   ================    =================

NOTE 7 - OTHER ASSETS:

Other assets consist of:

                                          Useful Lives        June 29,            June 30,
                                           (in Years)          2002                2001
                                          ------------        --------            --------

Patents, trademarks and licenses, net        5-20          $  5,241,872         $ 5,565,623
Deferred finance costs, net                    7                411,366             589,597
Deferred compensation                                         6,970,413           5,944,929
Deferred tax asset, net                                       6,893,362           5,719,369
Other                                                           322,178             236,195
                                                           ------------        ------------
     Total other assets                                    $ 19,839,191        $ 18,055,713
                                                           ============        ============

As described in Note 6, "Goodwill, Net", the Company adopted SFAS No. 142. With the adoption of SFAS No.142, the company must additionally disclose the following for other intangible assets: the gross carrying amounts, accumulated amortization, weighted average amortization period, and total amortization expense for each period for which a statement of financial position is presented. In addition, the Company must disclose the estimated aggregate amortization expense for each of the five succeeding fiscal years. As of June 29, 2002, the aggregate weighted average amortization period for patents, trademarks, and licenses was approximately eighteen years. For Fiscal 2002 and Fiscal 2001, intangible asset amortization expense was $708,075 and $556,512, respectively. See Note 10 "Other Liabilities" for a description of deferred compensation.

                                                                June 29,          June 30,
                                                                  2002              2001
                                                                --------          --------

Patents, trademarks and licenses                             $ 8,931,396       $  8,547,072
Less:  accumulated amortization                               (3,689,524)        (2,981,449)
                                                              -----------      ------------
Patents, trademarks and licenses, net                        $ 5,241,872       $  5,565,623
                                                              ===========      ============


Patents, trademarks, and licenses:
---------------------------------
                                              Estimated Aggregate
 Fiscal Year                                  Amortization Expense
 -----------                                  --------------------
     2003                                          $599,000
     2004                                          $341,000
     2005                                          $327,000
     2006                                          $324,000
     2007                                          $291,000


NOTE 8 - SHORT-TERM DEBT AND FINANCING FACILITIES:

The Company had no short-term debt outstanding as of June 29, 2002 or June 30, 2001.

Hong Kong Financing Facilities

A Hong Kong subsidiary of the Company has various revolving credit facilities in place providing an aggregate of approximately $23,500,000 in borrowing capacity. Certain of the revolving credit facilities are denominated in Hong Kong dollars. Since 1983 the Hong Kong dollar has been pegged to the United States dollar. The revolving credit facilities are comprised of 1) an approximate $11,000,000 Import Facility, 2) an approximate $2,600,000 Packing Credit and Export Facility, 3) an approximate $1,900,000 Foreign Exchange Facility and 4) an $8,000,000 Accounts Receivable Factoring Facility (collectively, the "Hong Kong Financing Facilities"). The $8,000,000 Accounts Receivable Factoring Facility is secured by certain accounts receivables of the Hong Kong subsidiary and guaranteed by the Company. The Company also guarantees the remaining amount of approximately $15,500,000 under the Hong Kong Financing Facilities. Availability under the Accounts Receivable Factoring Facility is subject to advance formulas based on Eligible Accounts Receivable and all the credit facilities are subject to certain financial ratios and covenants. The revolving credit facilities bear interest at variable rates and expire in May 2003. At June 29, 2002 and June 30, 2001, there were no amounts outstanding under the Hong Kong Financing Facilities.

United Kingdom Credit Facility

A United Kingdom (UK) subsidiary of the Company had a revolving credit facility in place that provided approximately $1,100,000 of borrowing capacity. The facility was secured by substantially all of the assets of the subsidiary, and was principally utilized for working capital needs and bore interest at 1.5% above the UK prime lending rate. At June 29, 2002 and June 30, 2001, no amounts were outstanding under this facility. The United Kingdom Credit Facility expires in August 2003.

United States Credit Facility

In June 2000, one of the Company's subsidiaries entered into a credit facility (the "US Facility") with a lender to provide up to $5,000,000 of unsecured working capital. The US Facility bore interest at 1.75% above the London Interbank Offer Rate and expired in June 2002. No amounts were outstanding under the US Facility at June 29, 2002 and June 30, 2001.


NOTE 9 - SENIOR NOTES:

On July 30, 1998, the Company consummated a private placement of $15,000,000 of unsecured senior notes ("Senior Notes"). The notes bore interest at 11%, and the maturity date was July 15, 2005. Interest payments were due quarterly. The amortization of the deferred costs associated with the Senior Notes was included in interest expense in the accompanying consolidated statements of operations.

As of June 29, 2002 and June 30, 2001, the outstanding balances of the Senior Notes were $14,933,931 and $14,912,501, respectively.

On August 15, 2002, the Company repurchased and cancelled the Senior Notes. See
Note 24, "Subsequent Events".


NOTE 10- OTHER LIABILITIES:


Other liabilities consist of the following:
                                             June 29,               June 30,
                                              2002                   2001
                                              ----                   ----

Deferred compensation                      $5,960,641             $4,736,740
Licensing related obligations               2,659,604              2,899,032
Other                                         217,256                290,518
                                           ----------             ----------
Total other liabilities                    $8,837,501             $7,926,290
                                           ==========             ==========

Deferred compensation represents the total vested account balances for all participants included in the Company's Supplemental Executive Retirement Plans ("SERPs") and for those participants who have individual deferred compensation agreements. An asset associated with such deferred compensation arrangements was also recorded in other assets in the accompanying balance sheets as of June 29, 2002 and June 30, 2001, respectively. Licensing related obligations represent the total amount equal to the present value of future payments related to various licensing agreements. See Note 15, "Commitments and Contingencies."


NOTE 11 - STOCKHOLDERS' EQUITY:

On September 26, 2000, the Company sold, pursuant to an underwritten public offering, 3,900,000 shares of its no par value common stock ("Common Stock") at a price of $23.00 per share. Pursuant to an over-allotment option granted to the underwriters, the Company sold an additional 585,000 shares of Common Stock on October 3, 2000 at a price of $23.00 per share. The net proceeds of the offering to the Company were approximately $96,881,000, after deducting offering costs and underwriting fees of approximately $6,274,000 from gross proceeds of $103,155,000. The use of the offering proceeds was intended to repay outstanding indebtedness including capital leases, for capital expenditures and for general corporate and strategic purposes, including working capital and investments in new technologies, product lines and complementary businesses.

In the fourth quarter of Fiscal 2000, the Board of Directors of the Company ("Board") authorized the Company to issue up to 1,000,000 shares of blank check preferred stock, with such rights and preferences as may be determined by the Board from time to time. None of this preferred stock has been issued to date.

On April 14, 2000, the Company effected a two-for-one stock split of its Common Stock through a stock dividend to shareholders of record on March 27, 2000. Accordingly, share and per-share data for all periods presented in the accompanying consolidated financial statements have been restated to reflect the stock split.

The Company has not declared or paid any cash dividends for any of the fiscal years presented in the accompanying consolidated financial statements.

On August 23, 1995, the Compensation Committee of the Board approved stock purchase awards under the Management Equity Provisions of the Company's 1993 Incentive Plan ("Incentive Plan" or "1993 Plan") pursuant to which 1,000,000 shares of Common Stock were made available for purchase by senior management of the Company at a price per share equal to $2.6875 per share (the closing price of the Common Stock on August 23, 1995, as adjusted for the two-for-one stock split effective on April 14, 2000) pursuant to binding commitments to be made by such persons by August 31, 1995. The Company received commitments for the purchase of 888,000 shares (the "Purchased Shares"). Each purchaser was also granted the right to receive a contingent restricted stock award covering a number of shares equal to the number of shares he had purchased based upon attainment of increases in shareholder value in accordance with the Incentive Plan. If issued, such contingent restricted shares were to vest over a three-year period and were subject to forfeiture prior to vesting under certain conditions.

In November 1995, members of the Company's senior management entered into purchase agreements (the "Purchase Agreements") for the Purchased Shares. Pursuant to the Purchase Agreements, each purchaser executed a full recourse note for the purchase price of such shares (each a "Note"; collectively, the "Notes") and pledged the Purchased Shares as security for the payment of the Note. The Notes bear interest at an annual rate of 6%. Concurrently with the execution of their respective Purchase Agreements and Notes, each purchaser entered into a Voting Agreement pursuant to which each purchaser agreed to vote all of his Purchased Shares and contingent restricted stock in accordance with the determination of the holders of a majority of all of the Purchased Shares and contingent restricted stock held by the purchasers. To effect the foregoing, each of the purchasers delivered an irrevocable proxy to Ira B. Lampert.

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

In April 1999, the Board approved a conditional release program whereby the Company agreed to forgive a portion of the indebtedness represented by each Note and concurrently release a proportionate number of Purchased Shares held by the Company as security for payment of the Notes. The debt forgiveness and share release program (the "Release Program") began on May 1, 1999 and will continue on January 1 each year through January 1, 2003. The total principal sum subject to forgiveness under the Release Program is $2,386,500, together with interest owed under the Notes. The debt forgiveness is conditioned upon the person's continued employment with the Company. If a person ceases to be an employee or consultant of the Company prior to full forgiveness of the debt, the principal balance of the Note will immediately become due and payable, including any amounts scheduled to be forgiven at a future date.

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


                                                                         Total Principal        Total Purchased
                                                                      Indebtedness Forgiven     Shares Released
Releasee                             Release Dates                     or to be  Forgiven      or to be Released
---------                      -----------------------------------   ----------------------   -------------------

Brian F. King................   May 1, 1999, and January 1st of              $430,000*             160,000
                                2000, 2001, 2002 and 2003
Ira B. Lampert...............   May 1, 1999, and January 1st of            $1,612,500*             600,000
                                2000, 2001, 2002 and 2003
Keith L. Lampert.............   May 1, 1999, and January 1st of              $295,625*             110,000
                                2000, 2001, 2002 and 2003
Harlan I. Press..............   January 6, 2000, and January 1st of           $10,750                4,000
                                2001, 2002 and 2003
Arthur Zawodny...............   May 1, 1999, and January 1st of               $37,625*              14,000
                                2000, 2001, 2002 and 2003

-----------
* After the January 1, 2000 release date, the balance of these amounts were repaid in full. Ira B. Lampert, Brian King, Keith Lampert and Arthur Zawodny have each prepaid in full the balance of the debts represented by their Notes and, assuming their continued employment with the Company, will be entitled to receive deferred compensation in lieu of the amounts scheduled to be forgiven under the Release Program.


NOTE 12 - STOCK OPTION PLANS:

On April 26, 2002, the Company adopted a non-qualified stock option plan that provides for a maximum number of 500,000 shares of Common Stock for awards issuable to non-officer employees, new employees, and consultants ("2002 Plan"). The 2002 Plan permits the Company's Compensation Committee or Board to grant, in their discretion, a variety of Common Stock awards on a stand-alone, combination, or tandem basis. The 2002 Plan expires in April 2013.

On August 28, 2001, the Company launched an offer to exchange outstanding stock options with an exercise price of more than $7.00 per share for new options to purchase 75% of the shares subject to the outstanding options at an exercise price of $5.97 per share (the closing price of the Common Stock as reported on the Nasdaq National Market on the date the Board of Directors approved the exchange offer.) The exchange offer expired on October 16, 2001. Options to purchase 1,375,876 shares of Common Stock were tendered in the exchange offer and accepted by the Company for cancellation and new options to purchase 1,031,908 shares of Common Stock were issued in exchange therefor. As a result of the exchange offer, the Company is required to apply variable accounting for these stock option grants until the options are exercised, cancelled or expired. For Fiscal 2002, the Company did not record any variable stock-based compensation expense in the accompanying consolidated statements of operations because the Company's ending Common Stock price on June 29, 2002 was below the exercise price of $5.97.

The Company's Incentive Plan permits the Compensation Committee of the Company's Board to grant a variety of Common Stock awards and provides for a formula plan for annual grants to non-employee directors. As amended, the Incentive Plan provides for a maximum number of 3,616,249 shares of Common Stock available for awards. The Incentive Plan expires in December 2003.

The Company, from time to time, will grant stock options to certain individuals as part of an `individual employee stock option plan' as an inducement to employment. These grants are not part of the Incentive Plan.

Stock option activity is as follows:

                                         1993 Plan                       2002 Plan                      Individual Plans
                              ------------------------------- -------------------------------  ----------------- -----------------
                                                  Weighted                       Weighted                            Weighted
                                  Number of       Average          Number of      Average          Number of          Average
                                   Shares      Exercise Price       Shares     Exercise Price       Shares         Exercise Price
                              ------------- ----------------- --------------  ---------------- ----------------- -----------------
Outstanding at July 3, 1999       2,528,296             $1.24                                         1,266,332         $1.72
                                                                          --               --

Canceled                            (29,326)            $2.86             --               --           (64,000)        $6.45

Granted                           1,306,874            $19.73             --               --           287,500         $9.48

Exercised                          (306,796)            $1.52             --               --          (217,400)        $2.10
                              ------------- ----------------- -------------- ---------------- -----------------  ------------
Outstanding at July 1, 2000       3,499,048             $8.31                                         1,272,432         $3.17
                                                                          --               --

Canceled                           (200,000)           $22.19             --               --           (60,834)       $14.06

Granted                             269,500             $8.63             --               --           317,500        $17.90

Exercised                          (325,000)            $1.56             --               --          (267,600)        $2.65
                              ------------- ----------------- -------------- ---------------- -----------------  ------------
Outstanding at June 30, 2001      3,243,548             $7.55                                         1,261,498         $7.07
                                                                          --               --

Canceled                         (1,090,965)           $20.82             --               --          (403,832)       $17.13

Granted                           1,101,884             $6.06          6,000            $5.35           367,000         $6.11

Exercised                           (43,125)            $1.66             --               --           (74,500)        $2.97
                              ------------- ----------------- -------------- ---------------- -----------------  ------------
Outstanding at June 29, 2002      3,211,342             $3.18          6,000            $5.35         1,150,166         $3.44
                              ============= ================= ============== ================ =================  ============

Exercisable at June 29, 2002      2,707,810             $2.72             --               --           733,698         $2.55
                              ============= ================= ============== ================ =================  ============
Exercisable at June 30, 2001      2,602,041             $6.37             --               --           705,664         $4.17
                              ============= ================= ============== ================ =================  ============
Exercisable at July 1, 2000       2,575,294             $4.75             --               --           676,398         $1.65
                              ============= ================== ============= ================  ================  =============


           1993 Plan                       Options Outstanding                         Options Exercisable
           ---------       --------------------------------------------------  ---------------------------------
                                                 Weighted
                                                  Average
                                  Number         Remaining        Weighted         Number         Weighted
 Range of Exercise Prices      Outstanding      Contractual       Average        Outstanding       Average
  At Least      Less Than     June 29, 2002         Life       Exercise Price   June 29, 2002   Exercise Price
-----------    ------------  ----------------  -------------  ---------------  ---------------   --------------
  $.50            $1              818,666            4.5           $0.91            818,666             $0.91

  $ 1             $2              951,500            3.1           $1.30            941,500             $1.29

  $ 2             $4              145,000            5.0           $2.50            123,000             $2.45

  $ 4             $6              991,009            6.7           $5.81            653,982             $5.96

  $ 6             $8              260,167            7.2           $6.67            131,662             $6.66

  $ 8             $9               45,000            5.5           $8.23             39,000             $8.22
                             ------------  -------------  --------------      -------------      ------------

  $.50            $9            3,211,342            5.0           $3.18          2,707,810             $2.72
                             ============  =============  ==============     ==============      ============


           2002 Plan                       Options Outstanding                         Options Exercisable
           ---------       --------------------------------------------------  ---------------------------------
                                                 Weighted
                                                  Average
                                  Number         Remaining        Weighted         Number            Weighted
 Range of Exercise Prices      Outstanding      Contractual       Average        Outstanding          Average
  At Least      Less Than     June 29, 2002         Life       Exercise Price   June 29, 2002      Exercise Price
-----------    ------------  ----------------    -------------  ---------------  ---------------   --------------
   $4           $6                   6,000               10.0           $5.35             --                --

                           ---------------     ---------------  -------------  -------------    ---------------

   $4           $6                   6,000               10.0           $5.35             --                 --
                           ===============    ================  =============  =============    ===============


     Individual Plans                      Options Outstanding                         Options Exercisable
    ------------------       --------------------------------------------------  ---------------------------------
                                                    Weighted
                                                    Average
                                     Number         Remaining      Weighted            Number         Weighted
  Range of Exercise Prices       Outstanding       Contractual     Average          Outstanding       Average
At Least      Less Than          June 29, 2002         Life     Exercise Price     June 29, 2002   Exercise Price
--------      ---------       -----------------------------------------------  ---------------------------------
   $.50            $1                     --               --             --                  --              --

   $1              $2                442,000              1.5          $1.27             442,000           $1.27

   $2              $4                257,666              2.7          $2.40             130,666           $2.55

   $4              $6                296,500              8.1          $5.70             137,700           $5.91

   $6              $8                140,000              8.8          $6.93              23,332           $6.86

   $8              $9                 14,000              9.8          $8.31                  --              --
                              --------------    -------------    -----------      --------------    ------------

   $.50            $9              1,150,166              4.5          $3.44             733,698           $2.55
                              ==============    =============    ===========      ==============    ============


                                                           1993               2002          Individual
At June 29, 2002:                                          Plan               Plan             Plans           Total
-----------------                                  ------------------   --------------   --------------  --------------
Shares of common stock available for future grants        404,907          494,000                 --         898,907

Shares of common stock reserved for future issuances    3,211,342            6,000          1,150,166       4,367,508

The Company accounts for its stock option plans using the intrinsic value method prescribed by APB No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Effective July 19, 2001, the Company amended the outstanding fully vested options held by certain former directors to permit such options to be exercised until their stated expiration dates.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock Issued to Employees" ("SFAS No. 123"), and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The effects of applying SFAS No. 123 for either recognizing compensation expense or providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for the three years ended June 29, 2002:

                               Fiscal 2002       Fiscal 2001      Fiscal 2000
                              ---------------  ----------------  ---------------
Risk- Free Interest Rate                3.3%              3.5%             4.6%
Expected Option Lives              3-5 years         3-4 years        3-4 years
Expected Volatilities                  0.883             0.871            0.749
Expected Dividend Yields                  0%                0%               0%

Weighted Average Fair Value
  of Options Granted                   $1.85             $6.51            $7.67


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

For the purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options vesting period. The Company's pro forma information is as follows:


                                                                 Fiscal Year
                                                                 -----------
                                                        2002             2001            2000
                                                        ----             ----            -----
  Net (loss) income                               $ (5,247,789)    $ (11,770,350)    $19,598,567
  Pro forma stock option expense                    (3,711,672)       (5,034,461)     (1,220,369)
                                                  ------------     -------------      ----------
  Pro forma net (loss) income                     $ (8,959,461)    $ (16,804,811)    $18,378,198
                                                  ============     ==============    ============

  Pro forma basic net (loss) income per share          $ (0.33)           $(0.65)         $ 0.84
                                                       =======           =======          ======

  Pro forma diluted net (loss) income per share        $ (0.33)           $(0.65)         $ 0.76
                                                       =======           =======          ======

NOTE 13 - DEFINED CONTRIBUTION PLAN:

The Company maintains a defined contribution plan ("401(k)") that covers substantially all employees meeting certain service requirements. The Company, in its sole discretion, makes matching cash contributions up to specified percentages of employees' contributions and makes additional discretionary contributions if the Company achieves certain profitability requirements.

For Fiscal 2002, Fiscal 2001, and Fiscal 2000, the Company's expenses related to the 401(k) were $235,000, $224,000, and $168,000, respectively.


NOTE 14- INCOME TAXES:

(Loss) income before income taxes in the accompanying consolidated statements of operations consists of the following:
                                                     Year Ended
                                                     ----------
                                        June 29,        June 30,     July 1,
                                         2002            2001          2000
                                      ------------  -------------  ------------
      United States                 $(3,104,734)  $     (126,216)       $27,000
      Foreign                        (3,545,885)     (12,574,983)    16,820,178
                                    -----------     ------------    -----------
                                    $(6,650,619)    $(12,701,199)   $16,847,178
                                    ===========     ============    ===========

The benefit for income taxes is comprised of the following:

                                                    Year Ended
                                                    ----------
                                        June 29,      June 30,      July 1,
                                          2002         2001          2000
                                          ----         ----          ----
         Current:
                  United States    $         --       $591,230        $298,000
                  Foreign                    --             --              --
                                                                     1,183,000
         Deferred:
                  United States      (1,120,509)      (525,265)     (4,522,579)
                  Foreign              (282,321)      (996,814)        290,190
                                   ------------     ----------    ------------
                                   $ (1,402,830)    $ (930,849)   $ (2,751,389)
                                   ============     ==========    ============

Deferred income tax assets and liabilities reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and
(b) operating loss carryforwards. The tax effects of significant items comprising the Company's deferred tax assets and liabilities as of June 29, 2002 are as follows:


                                              United States                     Foreign
                                              -------------                     -------
                                         Federal          State        Hong Kong        Europe           Total
                                         -------          -----        ---------        ------           -----
Deferred Tax Liabilities:
-------------------------
Difference between book and tax
  basis of property                    $       --     $        --        $(866,609)      $       --       $(866,609)

Other deferred liabilities               (115,876)             --          (15,250)                        (131,126)
                                       ----------     -----------     ------------       -----------      ---------

Total deferred liabilities             $ (115,876)    $        --     $   (881,859)      $        --      $ (997,735)
                                       ==========     ===========     ============       ===========      ==========

Deferred Tax Assets:

Operating loss carryforwards            2,707,568         168,681        1,322,026         1,087,409       5,285,684

Reserves not currently deductible         256,789          12,032               --                --         268,821

Depreciation                              157,483           9,836               --                --         167,319

Compensation accruals                   2,562,229         172,131               --                --       2,734,360

Difference between book and tax
 basis of property                        128,840           7,879               --                --         136,719

Tax credits                               128,799              --               --                --         128,799

Amortization                              604,333          19,462               --                --         623,795

Contributions carryover                   307,543          25,973               --                --         333,516

Other deferred tax assets                   2,359           3,718               --            66,120          72,197
                                       ----------     -----------     ------------       -----------      ----------

Total deferred tax assets              $6,855,943     $   419,712     $  1,322,026       $ 1,153,529      $9,751,210
                                       ==========     ===========     ============       ===========      ==========

Less: valuation allowance                      --              --               --        (1,153,529)     (1,153,529)
                                       ----------     -----------     ------------       -----------      ----------

Net deferred tax asset                 $6,740,067     $   419,712     $    440,167       $        --      $7,599,946
                                       ==========     ===========     ============       ===========      ==========


The net deferred tax assets included in "Prepaid expenses and other current assets" in the accompanying consolidated balance sheet at June 29, 2002 was $706,584 and the net deferred tax assets included in "Other assets" in the accompanying consolidated balance sheet at June 29, 2002 was $6,893,362.

The tax effects of significant items comprising the Company's deferred tax assets and liabilities as of June 30, 2001 are as follows:


                                              United States                     Foreign
                                              -------------                     -------
                                         Federal          State        Hong Kong        Europe           Total
                                         -------          -----        ---------        ------           -----
Deferred Tax Liabilities:
-------------------------
Difference between book and tax
  basis of property                  $       --     $        --     $(1,202,322)       $        --     $(1,202,322)
                                     ----------     -----------     -----------        -----------     -----------

Other deferred liabilities                   --              --     $    (4,754)            (6,670)        (11,424)
                                     ----------     -----------     -----------        -----------     -----------

Total deferred liabilities           $       --     $        --     $(1,207,076)       $    (6,670)    $(1,213,746)
                                     ==========     ===========     ===========        ===========     ===========


Deferred Tax Assets:

Operating loss carryforwards          3,354,524        314,781        1,065,000          2,158,984        6,893,289

Reserves not currently deductible       356,592         22,879               --             14,054          393,525

Depreciation                            122,728         10,348               --             14.787          147,863

Compensation accruals                 1,062,677         85,146               --                 --        1,147,823

Difference between book and tax
 basis of property                      266,090         26,056               --                 --          292,146

Tax credits                             128,799             --               --                 --          128,799

Amortization                            428,533          8,954               --                 --          437,487

Contributions carryover                     882          4,196               --                 --            5,078

Other deferred tax assets               123,329          22,678              --                 --          146,007
                                     ----------     -----------     -----------        -----------      -----------

Total deferred tax assets            $5,844,154     $   495,038     $ 1,065,000        $ 2,187,825      $ 9,592,017
                                     ==========     ===========     ===========        ===========      ===========

Less: valuation allowance                   --               --              --        (2,181,155)       (2,181,155)
                                     ----------     -----------     -----------        -----------      -----------

Net deferred tax asset               $5,844,154     $   495,038     $  (142,076)       $        --      $ 6,197,116
                                     ==========     ===========     ===========        ===========      ===========

The net deferred tax assets included in "Prepaid expenses and other current assets" in the accompanying consolidated balance sheet at June 30, 2001 was $477,747 and the net deferred tax assets included in "Other assets" in the accompanying consolidated balance sheet at June 30, 2001 was $5,719,369.

Since July 1998, the Company's Hong Kong subsidiary's annual tax rate has been 8.0%. The Company currently does not pay taxes or import/export duties in the PRC on its processing activities, but there can be no assurance that the Company will not be required to pay such taxes or duties in the future. Income derived from Hong Kong business activities is taxed separately from the PRC.

The Company has never paid any income or turnover tax to the PRC on account of its processing activities in the PRC. Existing PRC statutes can be construed as providing for a minimum of 10% to 15% income tax and a 3% turnover tax on the Company's business activities; however, the PRC has never attempted to enforce those statutes. The Company has been advised that the PRC's State Tax Bureau is reviewing the applicability of those statutes to processing activities of the type engaged in by the Company, but it has not yet announced any final decisions as to the taxability of those activities. After consultation with its tax advisors, the Company does not believe that any tax exposure it may have on account of its operations in the PRC will be material to its financial statements.

The Company does not provide for U.S. federal income taxes on undistributed earnings of its foreign subsidiaries as it intends to permanently reinvest such earnings. Undistributed earnings of its foreign subsidiaries approximated $41,761,000 as of June 29, 2002. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings. Upon eventual remittance, no withholding taxes will be payable under current law. As of June 29, 2002, Concord had net operating loss carryforwards for U.S. tax purposes of approximately $12,630,000, of which approximately $4,257,000 and $3,982,000 as of June 29, 2002 and June 30, 2001, respectively, were attributable to deductions associated with stock option exercises. The net operating loss carryforwards expire as follows: $854,000 in 2008, $2,716,000 in 2009, $4,094,000 in 2010, $390,000 in 2014 and the balance thereafter. Net operating losses of approximately $1,705,000 for state tax purposes begin expiring in 2021. Additionally, the Company has approximately $19,562,000, of which $16,525,000 relates to Hong Kong, of operating loss carryforwards related to its foreign operations which have no expiration dates.

As of June 29, 2002, management evaluated the Company's deferred tax asset. As part of assessing the realizability of its deferred tax assets, management evaluated whether it is more likely than not that some portion, or all of its deferred tax assets, will be realized. The realization of its U.S. and Hong Kong deferred tax assets relates directly to the Company's tax planning strategies and the ability to generate taxable income for U.S. federal and state tax purposes and Hong Kong purposes. As of June 29, 2002, based on all the available evidence, management determined that it is more likely than not that its U.S. and Hong Kong deferred tax assets will be fully realized. Accordingly, there was no valuation allowance recorded against its U.S. deferred tax asset at June 29, 2002. The Company's management also evaluated its European deferred tax assets and determined that a full valuation allowance of $1,153,529 and $2,181,155 at June 29, 2002 and June 30, 2001, respectively, was appropriate. For Fiscal 2002, Fiscal 2001, and Fiscal 2000, the Company's effective tax rate was (21.1%), (7.3%), and (16.3%), respectively. The Company's future effective tax rate will depend on the mix between foreign and domestic taxable income and losses, and the statutory rates of the related tax jurisdictions.

Historically, the Company had maintained full valuation allowances against its deferred tax assets. As of July 1, 2000, based on all the available evidence, management determined that it is more likely than not that its U.S. deferred tax assets will be fully realized. Accordingly, the valuation allowance was reversed in full and $4,517,580 was recognized as a deferred tax asset at July 1, 2000.

A reconciliation of income tax expense computed at the statutory U.S. federal rate to the actual benefit for income taxes is as follows:

                                                                                      Year Ended
                                                                                      ----------

                                                                       June 29,         June 30,          July 1,
                                                                         2002             2001             2000
                                                                       --------         --------          -------
Computed tax (benefit) at statutory U.S. federal tax rates           $ (2,327,717)    $ (4,445,419)     $ 5,728,040

Earnings of foreign subsidiaries subject to a different tax rate        2,056,778        3,461,949       (2,994,480)

Reversal of valuation allowance                                                --               --       (6,024,148)

U.S. permanent differences                                                 44,461               --               --

U.S. federal minimum tax                                                       --               --           95,000

Utilization of European valuation allowance                            (1,123,495)              --               --

State income tax, net of federal benefit                                  (78,314)          75,762          203,000

Other                                                                      25,457          (23,141)         241,199
                                                                      -----------       ----------     ------------

Benefit for income taxes                                              $(1,402,830)      $ (930,849)    $ (2,751,389)
                                                                      ===========       ==========     ============

NOTE 15- COMMITMENTS AND CONTINGENCIES:

Offices and Warehouses

United States

The Company's principal offices, including the U.S. design center, are approximately 15,000 square feet at 4000 Hollywood Blvd., Hollywood, Florida. The Company's domestic warehouse is approximately 13,700 square feet, about 825 square feet of which is office space, in Fort Lauderdale, Florida. The Company's leases for these facilities provide for rent of approximately $23,000 and $7,500 per month, respectively, with annual increases of 4% and 3%, respectively, and expire on September 30, 2010, and January 31, 2009, respectively.

Hong Kong

The Company leases a total of approximately 32,915 square feet of office, business and warehouse space comprised of one floor under a lease expiring in 2047, and four floors under a lease expiring in July 2004, at Concord Technology Centre, Texaco Road, Tsuen Wan, New Territories, Hong Kong at a cost of approximately $16,200 per month including rent and maintenance.

PRC Operations

The Company manufactures its products at the Company-owned manufacturing facilities located in the Longgang District of Shenzhen, PRC (the "Company Facility"). The Company leases employee dormitories and canteens (the "Dormitories") at a cost of approximately $44,000 per month. The aggregate square footage of the Company Facility and the Dormitories is in excess of 600,000 square feet.

In Fiscal 2000, the Company completed an expansion to increase the aggregate size of the Company facility. The Company also opened a new production facility dedicated to digital image capture device manufacturing. In connection with these construction activities, the Company incurred costs of approximately $4,000,000. Such costs are being amortized over the expected useful life of the expanded facilities. The current processing agreement with the PRC expires in October 2006. The Company expects to renew its agreement and intends to continue to expand its operations in the PRC, but there can be no assurance that the processing agreement will be extended or renewed and the Company will be able to continue to operate in the PRC. Pursuant to a land use agreement, the Company has the title and right to use the land upon which the Company facility sits through the year 2038. At the end of the term, title and ownership to the land and Company facility transfer to a PRC governmental agency. At that time, the Company will have the right to lease the PRC land and improvements thereon at then prevailing rates.

Other Jurisdictions

The Company owns an 11,000 square foot building on a one-half acre parcel in the UK that is used in connection with its operations in the UK. The Company also leases warehouse and/or office space in France, Canada, and Germany in connection with the activities of its subsidiaries in those jurisdictions.

Leases

The Company also leased various fixed assets that have been classified as capital leases. The initial terms of such capital leases ranged from three to five years and expired at various times through June 29, 2002. Monthly payments on those leases ranged from approximately $300 to $45,000. During Fiscal 2002, the Company paid off the remaining balance of its capital lease obligations.

The following is a summary of assets under capitalized leases:

                                                    June 29,          June 30,
                                                      2002              2001
                                                    --------          --------

             Assets under capitalized leases     $           --      $3,555,457
             Less: accumulated amortization                  --      (1,578,641)
                                                 --------------      ----------
                                                 $           --      $1,976,816
                                                 ==============      ==========

             Future minimum rental payments are as follows:


                                       Fiscal Year       Operating leases
                                       -----------       ----------------

                                       2003                    $1,493,727
                                       2004                    $1,043,627
                                       2005                    $  717,540
                                       2006                    $  654,608
                                       2007                    $  488,028
                                       Thereafter              $2,066,478
                                                                ---------
                              Total minimum payments          $ 6,464,008
                                                              ===========


Rental expense for operating leases of approximately $1,628,000, $1,943,000, and $1,204,000 was incurred for Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively.

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

In connection with a one-time grant of deferred compensation to Gerald J. Angeli as of July 31, 2001, the Company adopted a Supplemental Executive Retirement Plan and Agreement (the "Angeli SERP") for the benefit of Mr. Angeli and contributed $115,000 to a trust established for the purpose of holding funds to satisfy its obligations under the Angeli SERP. The amounts in the Angeli SERP account vest, so long as Mr. Angeli continues to be employed by the Company, in five annual installments increasing from $11,500 on June 11, 2002 and 2003, to $23,000 on June 11, 2004 and $34,500 on June 11, 2005 and 2006.

The Lampert SERP and the Executive SERPs balances, including investment earnings, are recorded as a deferred compensation asset and the related vested balances are recorded as a deferred compensation liability. See Note 7, "Other Assets", and Note 10, "Other Liabilities", of the accompanying notes to the consolidated financial statements.

Customer Supply Agreement

Under a July 1999 OEM supply agreement which expired in January 2002, an OEM customer submitted a claim which has been disputed by the Company. The Company is currently in discussions with the customer. The Company believes it has adequately provided for the claim and that amounts accrued as of June 29, 2002 are sufficient.

License and Royalty Agreements

Effective January 1, 2001, the Company entered into a new twenty-year license agreement with Fuji Photo Film Ltd ("Fuji"). Under the new license agreement, Fuji granted to Concord a worldwide (excluding Japan until January 1, 2005) non-exclusive license to use Fuji's portfolio of patents and patent applications related to single use cameras. In consideration of the license, Concord has agreed to pay a license fee and certain royalty payments to Fuji. Accordingly, a significant portion of the balance for patents, trademarks and licenses, net in other assets in the accompanying consolidated balance sheets at June 29, 2002 and June 30, 2001 was an asset associated with the Fuji license. Concord has also recorded as a liability a corresponding amount that was included in licensing related obligations in other liabilities in the accompanying consolidated balance sheets at June 29, 2002, and June 30, 2001 which was equal to the present value of future license fee payments. Because these recorded amounts were the result of a non-cash transaction, they are not reflected in the changes in other assets and other liabilities in the accompanying consolidated statement of cash flow for Fiscal 2001. Additionally, the Company has other license and royalty agreements that require the payment of royalties based on the manufacture and/or sale of certain products. The Company's license and royalty agreements expire at various dates through Fiscal 2021.

In August 2002, the Company entered into two trademark licensing agreements with the entity that purchased the assets of Polaroid in an asset purchase transaction approved by the U.S. Bankruptcy Court supervising the Polaroid reorganization. See Note 24, "Subsequent Events" of the accompanying notes to the consolidated financial statements.

NOTE 16-- LITIGATION AND SETTLEMENTS:

In July 2002, an amended class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be shareholders of the Company. The lead plaintiffs in the amended complaint seek to act as representatives of a class consisting of all persons who purchased the Company's Common Stock during the period from May 1, 2000 through June 22, 2001, inclusive (the "Class Period"). The complaint asserts, among other things, that the Company made untrue statements of material fact and omitted to state material facts necessary to make statements made not misleading in periodic reports it filed with the Securities and Exchange Commission and in press releases it made to the public regarding its operations and financial results. The allegations are centered around claims that at the outset the Company failed to disclose that the transaction with then customer, KB Gear Interactive, Inc. ("KB Gear"), was a highly risky transaction, claims that throughout the Class Period the Company failed to disclose that a large portion of its accounts receivable was represented by a delinquent and uncollectible balance due from then customer, KB Gear, and claims that such failure artificially inflated the price of the Common Stock. The complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The Company intends vigorously to defend the lawsuit. The lawsuit is in the earliest stage and discovery has not yet commenced. The Company filed a motion to dismiss the lawsuit on August 30, 2002. Although the Company believes this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained. On September 17, 2002, the Company was advised by the staff of the Securities and Exchange Commission that it is conducting an informal inquiry related to the matters described above.

In April 2002, a patent infringement complaint was filed by the Massachusetts Institute of Technology and Electronics for Imaging, Inc. against 214 defendants, including the Company, in the United States District Court for the Eastern District of Texas. The complaint asserts that the defendants have offered for sale and sold products that infringe United States Patent No. 4,500,919, entitled Color Reproduction System, which patent expired on May 4, 2002. The complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. Although the Company believes this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained.

All of the Company's litigation and arbitration proceedings with its former chief executive officer, Jack C. Benun ("Benun"), have been concluded. In early October 2001, the Company realized the award of $1,133,246 plus $45,175 of post award interest for a total of $1,178,421 and a total of $202,740 was remitted to Benun in payment of a loan previously made by Benun to the Company. The award was recorded as other income and included under the caption "Other (income), net" in the accompanying condensed consolidated statement of operations for Fiscal 2002. As a result of the foregoing, the New Jersey action instituted by Benun was dismissed with prejudice.

The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of our management, the resolution of such matters will not have a material adverse effect on its financial position or results of operations.


NOTE 17 - RELATED PARTY TRANSACTIONS:

On May 1, 2002, the Company entered into a consulting agreement with William J. Lloyd, a member of the Board of Directors. Pursuant to the agreement, Mr. Lloyd is to provide consulting services to the Company on an as needed basis in exchange for a $5,000 per month retainer payable at the end of each calendar month and reimbursement of all reasonable business expenses. The term of the agreement continues from May 1, 2002 until terminated by either party and may be terminated by either party upon providing thirty days notice.

A corporation controlled by J. David Hakman has provided consulting services to the Company since 1997 pursuant to an engagement agreement entered into on September 25, 1997, as later amended and supplemented (the "Hakman Agreement"). Pursuant to the Hakman Agreement, the Company granted a warrant with a five-year term expiring September 25, 2002 to purchase up to 260,000 shares of Common Stock at an exercise price of $2.25 per share to the corporation controlled by Mr. Hakman. In October 2000, the corporation exercised the warrant as to all 113,000 shares that had vested up until that time. As of June 29, 2002 147,000 shares remained subject to the warrant and 20,000 of those shares were vested and exercisable. See Note 24, "Subsequent Events".

NOTE 18 - RESTRUCTURING INITIATIVES AND OTHER CHARGES:

During the fourth quarter of the Fiscal 2001, the Company announced a restructuring and cost containment initiative ("Restructuring Initiative") to improve its competitiveness and operating efficiency and to reduce its cost structure. The Restructuring Initiative was fully implemented by the end of Fiscal 2002 and consisted of facilities consolidation, the closure of the Company's single use camera short run labeling facility in the United States, and the termination of approximately 71 employees primarily employed in manufacturing, engineering, sales and marketing and administration functions. The Company has also reduced its manufacturing workforce in the PRC by approximately 2,000 workers. Costs accrued for the Restructuring Initiative were approximately $1,400,000, which were comprised of approximately $400,000 related to the closure of facilities and approximately $1,000,000 related to personnel redundancy costs. During Fiscal 2002, the Company incurred approximately $952,000 in payments related to personnel redundancy costs and facilities consolidation. During the fourth quarter, the Company reversed the remaining accrual balance of $448,000 by recording a corresponding reduction in cost of products sold and general and administrative expenses in the amounts of $135,000 and $313,000, respectively. The table below summarizes the balance of the accrued Restructuring Initiative liability and the utilization of that accrual during Fiscal 2002:

                            Accrued                                  Accrued
                            Balance                                  Balance
                         June 30, 2001    Payments     Reversals   June 29, 2002
                         -------------  -----------  ------------  -------------
Personnel redundancy      $ 1,000,000   $ (762,000)  $ (238,000)    $      --

Facilities consolidation      400,000     (190,000)    (210,000)           --
                          -----------   ----------   ----------     ---------

                          $ 1,400,000   $ (952,000)  $ (448,000)    $      --
                          ===========   ==========   ==========     =========

In the accompanying consolidated balance sheet at June 30, 2001, the Company recorded approximately $1,400,000 in accrued expenses related to the Restructuring Initiative. In the accompanying consolidated statement of operations for Fiscal 2001, the Company recorded approximately $500,000 and $900,000 related to the Restructuring Initiative under costs of products sold and general and administrative expenses, respectively.

During the third quarter of Fiscal 2002, the Company recognized a provision for inventory of approximately $2,250,000 principally related to the rationalization of sub-one megapixel digital inventory comprised of components and finished goods. The Company recorded the provision for inventory in costs of products sold in the accompanying statements of operations.

During the second quarter of Fiscal 2002, the Company recognized a provision related to accounts receivable of $960,000 ("Kmart Provision") associated with Kmart Corporation ("Kmart"), which filed for protection under Chapter 11 of the U.S. Bankruptcy Code on January 22, 2002. In the third quarter of Fiscal 2002, the Company recorded a recovery of approximately $288,000 associated with the sale to a third party of the Kmart account receivable. The initial provision for doubtful accounts recorded in the second quarter of Fiscal 2002 and subsequent recovery in the third quarter of Fiscal 2002 were included in general and administrative expenses in the accompanying consolidated statements of operations.

During the first quarter of Fiscal 2002, the Company recognized a provision for doubtful accounts of approximately $1,611,000, and a provision for inventory of approximately $1,761,000. Both of these provisions related to Polaroid Corporation ("Polaroid"), which filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 12, 2001, and were included in general and administrative expenses and cost of products sold, respectively, in the accompanying consolidated statement of operations for Fiscal 2002. In the third quarter of Fiscal 2002, the Company recorded approximately $750,000 of income by relieving part of the $1,761,000 provision related to the Polaroid inventory as a result of sales to Polaroid of Polaroid inventory.

During the fourth quarter of Fiscal 2001, the Company recognized a provision for doubtful accounts of approximately $15,800,000, and a provision for inventory of approximately $2,714,000. These provisions related to a former OEM customer and were included in general and administrative expense and cost of products sold, respectively, in the accompanying consolidated statements of operations for Fiscal 2001. Additionally, in the fourth quarter of Fiscal 2001, the Company recorded a $2,000,000 provision resulting from inventory written down to the lower of cost or market value. These costs were included in the cost of products sold in the accompanying consolidated statement of operations for Fiscal 2001.


NOTE 19- RECOVERY OF OPERATING EXPENSES, NET:

In April 2002, the Company uncovered a fraudulent scheme including check forgery by a former employee, which resulted in the embezzlement of approximately $1,250,000 over an eighteen-month period ending in April 2002, the preponderance of which occurred in Fiscal 2002. To date, the Company's ongoing investigation confirms that the former employee acted alone and the misappropriated funds have been identified. The Company expects to recover the full amount of the embezzlement from a combination of insurance proceeds and assets secured and to be recovered from the individual. Accordingly, the recovery of approximately $1,250,000, net of an approximate $95,000 cash recovery resulting in a net receivable of $1,155,000, has been recorded as an accrued receivable and is included in prepaid and other current assets in the accompanying consolidated balance sheet as of June 29, 2002. In addition, the Company has recorded under the caption recovery of operating expenses, net in the accompanying consolidated statement of operations for Fiscal 2002, approximately $1,150,000 related to the recovery, which is net of approximately $100,000 of expenses related to the investigation and recovery efforts. The entire amount of the recovery was recorded in the third quarter of Fiscal 2002 due to the fact that it is impractical to determine the impact on Fiscal 2002 quarterly periods. The embezzled amounts related to the prior fiscal year were not significant.


NOTE 20- TERMINATED ACQUISITION COSTS:

Terminated acquisition costs of approximately $800,000 for Fiscal 2001 were related to a proposed acquisition that was not consummated. Negotiations regarding this acquisition were terminated in September 2000.


NOTE 21 - OTHER (INCOME), NET:

Included in the accompanying consolidated statements of operations under the caption, other (income), net is the following:

                                       June 29,       June 30,       July 1,
                                         2002          2001           2000
                                       --------       --------       -------

  Investment income                  $(2,350,588)   $(5,123,000)   $(1,359,231)
  Arbitration Award                   (1,178,421)            --             --
  Foreign currency (gain) loss, net     (193,543)      (348,283)       143,427
  Other expense, net                     662,389        579,858        334,042
                                     -----------    -----------    -----------
  Other (income), net                $(3,060,163)   $(4,891,425)   $  (881,762)
                                     ===========    ===========    ===========

NOTE 22 - GEOGRAPHIC AREA INFORMATION:

Pursuant to SFAS No. 131, Disclosure About Segments of a Business Enterprise and Related Information, the Company is required to report segment information. Since the Company operates in only one business segment, imaging equipment, and sells only one type of product, image capture devices, no additional segment reporting is required. SFAS No. 131 also requires certain revenue disclosures of geographic information based on the Company's determination as to which regions such revenues were attributed. Accordingly, for purposes of the disclosure, the Company attributed RSD sales to the region where the customer's home office was located and all OEM sales were attributed to Asia. A summary of selected financial information regarding the Company's geographic operations (the Americas consist of the United States, Canada, and Latin America; Europe consists of the United Kingdom and the other countries in the European Union; Asia consists of Hong Kong and the PRC) is set forth below:

                                                     Year Ended
                                                     ----------

                                          June 29,    June 30,        July 1,
Sales made to unaffiliated customers:       2002       2001            2000
                                          --------    --------        -------

         Americas                    $  68,703,000  $  56,840,000   $ 28,948,000

         Europe                         26,257,000     26,315,000     25,285,000

         Asia                           34,357,000     96,906,000    113,487,000
                                     -------------- -------------   ------------
         Total                       $ 129,317,000  $ 180,061,000   $167,720,000
                                     =============  =============   ============

                                                 June 29,         June 30,
Identifiable assets:                               2002             2001
                                              ------------        --------

         Americas                             $ 139,722,000   $ 120,449,000

         Europe                                   9,284,000      11,262,000

         Asia                                    49,070,000      81,955,000
                                              -------------   -------------

         Total                                $ 198,076,000   $ 213,666,000
                                              =============   =============

In Fiscal 2002, each of the following customers accounted for at least 10% of consolidated net sales: Walgreen Co. ("Walgreens") and Wal-Mart Stores, Inc. These companies represented the Company's two largest customers generating net sales of approximately $25,395,000 (19.6% of total net sales) and $24,048,000 (18.6% of total net sales), respectively. The loss of any one of these customers or significantly reduced sales to these customers could have a material adverse impact to the financial statements.

In Fiscal 2001, each of the following customers accounted for at least 10% of consolidated net sales: KB Gear, (former customer), Walgreens, and Eastman Kodak Company ("Kodak"). Net sales to these companies were approximately $26,216,000 (14.6% of total net sales), $25,854,000 (14.4% of total net sales) and $22,614,000 (12.6% of total net sales), respectively. In Fiscal 2000, each of the following customers accounted for at least 10% of consolidated net sales:
Polaroid and Kodak. Net sales to these companies were approximately $43,463,000 (25.9% of total net sales) and $38,787,000 (23.1% of total net sales), respectively.

No other customer accounted for 10% or more of consolidated net sales during Fiscal 2002, Fiscal 2001 or Fiscal 2000.

NOTE 23 - QUARTERLY RESULTS (UNAUDITED):

(Dollars in thousands except per share data)

                                                    Quarter Ended
                                                    -------------

                                      Sept 29,    Dec 29,    Mar 30,   June 29,
                                        2001       2001       2002       2002
                                      --------    -------    -------   --------

Net sales                              $32,887    $39,266    $26,422    $30,742

Gross profit                             5,744      7,328      1,807      4,094

(Loss) income before income taxes       (1,438)    (1,414)    (3,965)       166

Net (loss) income                       (1,269)    (1,555)    (3,348)       924

Basic (loss) earnings per share         $(0.04)    $(0.06)    $(0.12)     $0.03

Diluted (loss) earnings per share       $(0.04)    $(0.06)    $(0.12)     $0.03



                                                   Quarter Ended
                                                   -------------

                                      Sept 30,    Dec 30,    Mar 31,   June 30,
                                        2000       2000       2001       2001
                                      --------    -------    -------   --------


Net sales                              $61,280    $58,126    $23,798    $36,857

Gross profit                            14,287     12,613        416        147

Income (loss) before income taxes        6,764      7,275     (3,535)   (23,205)

Net income (loss)                        6,206      6,787     (3,737)   (21,026)

Basic earnings (loss) per share          $0.28      $0.25     $(0.14)    $(0.77)

Diluted earnings (loss) per share        $0.25      $0.23     $(0.14)    $(0.77)


In connection with the adoption of EITF 00-25 in the second quarter of Fiscal 2002, the Company reclassified approximately $702,000 and $1,444,000, for the first quarter of Fiscal 2002 and Fiscal 2001, respectively, of variable selling expenses, consisting primarily of advertising and promotional allowances, as a reduction of net sales resulting in a corresponding reduction of gross profit and selling expenses with no effect on net income.


NOTE 24 - SUBSEQUENT EVENTS

On August 15, 2002, the Company repurchased their outstanding $15,000,000 11% Senior Notes due 2005. The Company paid slightly below par to repurchase and cancel the Senior Notes, and incurred at the time of repurchase approximately $300,000 of expense associated with capitalized note and credit costs related to the repurchase.

On August 26, 2002, the Company announced it entered into two trademark licensing agreements with the entity that purchased the assets of Polaroid in an asset purchase transaction approved by the U.S. Bankruptcy Court supervising the Polaroid reorganization. The two license agreements provide the Company with the exclusive, worldwide use of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of single use cameras and traditional film based cameras, including zoom cameras, and certain related accessories. The licenses do not include instant or digital cameras. Each license includes an initial term of three and a half years and may be renewed, at Concord's option, for an additional three-year period. Each license agreement includes provisions for the payment of $3,000,000 of minimum royalties, which will be fully credited against percentage royalties. In August 2002, the Company paid a total of $4,000,000, which represented $2,000,000 for each license agreement, as partial payment of the minimum royalties.

The Hakman Agreement expired on August 31, 2002 and the corporation controlled by Mr. Hakman holds the right to exercise 77,000 vested shares of Common Stock subject to the warrant including 57,000 shares which vested on July 31, 2002. See Note 17, "Related Party Transaction". Since the Hakman agreement expired on August 31, 2002, the remaining 70,000 unvested shares subject to the warrant will remain unexercisable until the warrant expires. The warrant will expire, to the extent not theretofore exercised, on September 25, 2002.

                                                                     Schedule II

                              CONCORD CAMERA CORP.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

      Column A           Column B               Column C                   Column D            Column E

                                               Additions

                         Balance at      Charged to      Charged to
                        beginning of     costs and          other                           Balance at end
     Description          period         expenses         accounts         Deductions         of period
     -----------        ------------     ----------      ----------        ----------       --------------

1.   Provision for doubtful accounts, discounts and allowances

   Fiscal Year:

        2000             $ 399,705      $   25,179             --                 --            $  424,884

        2001             $ 424,884      $  277,944             --                 --            $  702,828

        2002             $ 702,827      $1,888,856             --                 --            $2,591,683

Note: This schedule does not include approximately $15,800,000 related to a provision recorded for doubtful accounts in Fiscal 2001.


2.   Deferred tax valuation allowance
    Fiscal Year:
        2000            $6,024,148              --             --          $6,024,148           $       --

        2001                    --      $2,181,155             --                  --           $2,181,155

        2002            $2,181,155              --             --          $1,027,626           $1,153,529