Form 10-Q
period 2002-09-28
CONCORD CAMERA CORP
filed 2002-11-12
CIK 831861

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 28, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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


                                 (954) 331-4200
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X       No____
        -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes  X       No____
        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, no par value - 27,909,499 shares as of November 1, 2002

                                      Index

                      Concord Camera Corp. and Subsidiaries




Part I.  Financial Information                                                                                Page No.
                                                                                                              --------
Item 1.       Financial Statements (Unaudited)

                    Condensed consolidated balance sheets as of September 28, 2002 and June 29,
                    2002.........................................................................................3

                    Condensed consolidated statements of operations for the
                    three months ended September 28, 2002 and September 29,
                    2001.........................................................................................4

                    Condensed consolidated statements of cash flows for the
                    three months ended September 28, 2002 and September 29,
                    2001.........................................................................................5

                    Notes to condensed consolidated financial statements.........................................6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................................................11

Item 3.       Quantitative and Qualitative Disclosures About Market Risk........................................19

Item 4.       Controls and Procedures...........................................................................19

Part II.  Other Information

Item 1.       Legal Proceedings.................................................................................20

Item 2.       Changes in Securities and Use of Proceeds.........................................................20

Item 6.       Exhibits and Reports on Form 8-K..................................................................20


PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS (Unaudited)

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Balance Sheets



                                                                        September 28,         June 29,
                                                                            2002                2002
                                                                       -------------        -------------
                                                                         (Unaudited)
                                Assets
                                ------
Current Assets:
     Cash and cash equivalents                                         $  77,419,162        $ 103,867,598
     Accounts receivable, net                                             21,139,780           22,984,322
     Inventories                                                          39,553,053           22,484,721
     Prepaid expenses and other current assets                             5,770,884            4,194,654
                                                                       -------------        -------------
                           Total current assets                          143,882,879          153,531,295
Property, plant and equipment, net                                        20,397,155           20,985,446
Goodwill, net                                                              3,720,528            3,720,528
Other assets                                                              24,224,672           19,839,191
                                                                       -------------        -------------
Total assets                                                           $ 192,225,234        $ 198,076,460
                                                                       =============        =============
                 Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable                                                  $  11,782,674        $  12,502,087
     Accrued expenses                                                     16,975,275           12,013,093
     Other current liabilities                                             2,079,137              633,600
                                                                       -------------        -------------
                           Total current liabilities                      30,837,086           25,148,780
Senior notes                                                                       -           14,933,931
Other liabilities                                                         10,241,211            8,837,501
                                                                       -------------        -------------
Total liabilities                                                         41,078,297           48,920,212
Commitments and contingencies
Stockholders' equity:
     Blank check preferred stock, no par value
     1,000,000 shares authorized, none issued                                      -                    -
     Common stock, no par value, 100,000,000 shares
     authorized; 29,445,025 and 29,029,359 shares issued
     as of September 28, 2002 and June 29, 2002, respectively            141,036,081          140,547,679
     Paid-in capital                                                       4,507,291            4,412,410
     Deferred stock-based compensation                                      (317,183)            (332,445)
     Retained earnings                                                    10,058,575            8,667,119
     Notes receivable arising from common stock purchase agreements             (689)              (1,377)
                                                                       -------------        -------------
                                                                         155,284,075          153,293,386
     Less: treasury stock, at cost, 1,542,526 shares                      (4,137,138)          (4,137,138)
                                                                       -------------        -------------
Total stockholders' equity                                               151,146,937          149,156,248
                                                                       -------------        -------------
Total liabilities and stockholders' equity                             $ 192,225,234        $ 198,076,460
                                                                       =============        =============


See accompanying notes.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)


                                                            For the three months ended
                                                         ---------------------------------
                                                         September 28,       September 29,
                                                             2002                2001
                                                         ------------        ------------
Net sales                                                $ 30,182,116        $ 32,886,720
Cost of products sold                                      22,459,814          27,142,810
                                                         ------------        ------------
Gross profit                                                7,722,302           5,743,910
Selling expenses                                            1,818,948           1,654,639
General and administrative expenses                         4,276,761           5,463,958
Interest expense                                              677,527             661,701
Other (income), net                                          (281,390)           (599,302)
                                                         ------------        ------------
Income (loss) before income taxes                           1,230,456          (1,437,086)
(Benefit) for income taxes                                   (161,000)           (168,370)
                                                         ------------        ------------
Net income (loss)                                        $  1,391,456        $ (1,268,716)
                                                         ============        ============

Basic earnings (loss) per common share                   $       0.05        $      (0.05)
                                                         ============        ============
Diluted earnings (loss) per common share                 $       0.05        $      (0.05)
                                                         ============        ============

Weighted average common shares
  outstanding - basic                                      27,756,250          27,412,724
Dilutive effect of common stock options                     1,520,156                   -
                                                         ------------        ------------
Weighted average common shares
outstanding - diluted                                      29,276,406          27,412,724
                                                         ============        ============



See accompanying notes.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                  For the three months ended
                                                                -------------------------------
                                                                September 28,    September 29,
                                                                    2002              2001
                                                                -------------    --------------
Cash flows from operating activities:
Net income (loss)                                               $   1,391,456    $  (1,268,716)
     Adjustments to reconcile net income (loss) to net cash
         (used in) provided by operating activities:
     Depreciation and amortization                                  1,552,621        1,365,868
     Loss on repurchase of senior notes                               303,439                -
     Provision for inventory                                                -        1,761,274
     Provision for doubtful accounts                                        -        1,610,871
         Changes in operating assets and liabilities:
         Accounts receivable                                        1,844,542        7,040,633
         Inventories                                              (17,068,332)      (4,094,352)
         Prepaid expenses and other current assets                   (576,230)       1,327,452
         Other assets                                              (3,770,043)      (1,666,662)
         Accounts payable                                            (719,413)      (2,830,788)
         Accrued expenses                                           4,962,182       (2,414,885)
              Other current liabilities                               445,537         (990,005)
         Other liabilities                                            403,710        2,283,298
                                                                -------------    -------------
     Net cash (used in) provided by operating activities          (11,230,531)       2,123,988
                                                                -------------    -------------
Cash flows from investing activities:
     Purchases of property, plant and equipment                      (772,376)        (435,607)
     Proceeds from maturities of held-to-maturity investments               -       49,869,567
                                                                -------------    -------------
     Net cash (used in) provided by investing activities             (772,376)      49,433,960
                                                                -------------    -------------
Cash flows from financing activities:
Principal repayment of senior notes                               (14,933,931)               -
Net principal repayments under capital lease obligations                    -         (208,836)
Net proceeds from issuance of common stock                            488,402          129,376
                                                                -------------    -------------
Net cash used in financing activities                             (14,445,529)         (79,460)
                                                                -------------    -------------
Net (decrease) increase in cash and cash equivalents              (26,448,436)      51,478,488

Cash and cash equivalents at beginning of period                  103,867,598       57,474,828
                                                                -------------    -------------

Cash and cash equivalents at end of period                      $  77,419,162    $ 108,953,316
                                                                =============    =============

See accompanying notes.

                      CONCORD CAMERA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 28, 2002
                                   (Unaudited)

Note 1- Basis of Presentation:

General
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 28, 2002 ("Quarter Ended September 2002") are not necessarily indicative of the results that may be expected for the fiscal year ending June 28, 2003 ("Fiscal 2003"). The balance sheet at June 29, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Concord Camera Corp. and Subsidiaries (the "Company") manages its business on the basis of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2002.

Foreign Currency Transactions
The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, the European Euro, British Pound Sterling, People's Republic of China Renminbi, Hong Kong Dollar and the Japanese Yen. Each of the Company's foreign subsidiaries purchases the majority of its finished goods inventories in U.S. Dollars and the majority of the Company's net sales are in U.S. Dollars. Accordingly, the U.S. Dollar is the functional currency. Certain net sales to customers and purchases of certain components and services are transacted in local currency including Japanese Yen, thereby creating an exposure to fluctuations in foreign currency exchange rates. The remeasurement from the applicable currencies to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains or losses resulting from foreign currency transactions and remeasurement are included in "Other (income), net" in the accompanying consolidated statements of operations.

Hedging Activities
As of September 28, 2002, the Company was not engaged in any hedging activities and there were no forward exchange contracts outstanding.

Reclassifications
Certain amounts in the prior year have been reclassified to conform to the current year presentation. See Note 2 - Recently Issued Accounting Pronouncements, below.


Note 2 - Recently Issued Accounting Pronouncements:

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for activity initiated after December 31, 2002 and is not expected to have a material impact on our consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No.145 requires that if the gain or loss from the extinguishment of debt does not meet the criteria for classification as an extraordinary item under APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", then it should not be classified as extraordinary. SFAS No. 145 is effective for financial statements issued after May 15, 2002. Accordingly, the Company has recorded a loss of $303,000 associated with the write-off of deferred finance costs on the repurchase of its Senior Notes under the caption "Interest expense" in the accompanying consolidated statement of operations for the Quarter Ended September 2002. See Note 4, Senior Notes.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. There was no material financial statement impact to the Company upon its adoption of SFAS No. 144 at June 30, 2002.

On June 29, 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001, and eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with determinable useful lives will continue to be amortized. There was no material financial statement impact to the Company upon its adoption of SFAS No. 142 at July 1, 2001.

Effective with its second quarter ended December 29, 2001, the Company adopted Emerging Issues Task Force Issue No. 00-25 ("EITF 00-25"), Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer, which addresses the operating statement classification of consideration between a vendor and a retailer, and reclassified certain variable selling expenses including advertising allowances, other discounts, and other allowances from being reported as an operating expense to a reduction of net sales. As a result of the Company adopting EITF 00-25 in its second quarter of Fiscal 2002, lower sales, lower gross margins, and lower selling expenses are reported. Approximately $702,000 of variable selling expenses, consisting principally of advertising and promotional allowances, were reclassified as a reduction of net sales, resulting in a corresponding reduction of gross profit and selling expenses in the first quarter of Fiscal 2002.


Note 3 - Inventories:

Inventories consist of the following:


                                                               September 28,     June 29,
                                                                   2002            2002
                                                               -------------     --------
         Raw materials, components, and work-in-
         process                                                $21,588,233     $16,196,725

         Finished goods                                          17,964,820       6,287,996
                                                                -----------     -----------

             Total inventories                                  $39,553,053     $22,484,721
                                                                ===========     ===========


Note 4 - Senior Notes:

On July 30, 1998, the Company consummated a private placement of $15,000,000 of unsecured senior notes ("Senior Notes"). The notes bore interest at 11%, and the maturity date was July 15, 2005. Interest payments were due quarterly. The amortization of the deferred costs associated with the Senior Notes was included in interest expense in the accompanying consolidated statements of operations.

On August 15, 2002, the Company repurchased its Senior Notes. The Company paid slightly below par to repurchase and cancel the Senior Notes. At the time of repurchase, the Company incurred $303,000 of expenses associated with the reduction of deferred finance costs related to the Senior
Notes.


Note 5 - Exchange Offer:

On August 28, 2001, the Company launched an offer to exchange outstanding stock options with an exercise price of more than $7.00 per share for new options to purchase 75% of the shares subject to the outstanding options at an exercise price of $5.97 per share (the closing price of the Common Stock as reported on the Nasdaq National Market on the date the Board of Directors approved the exchange offer.) The exchange offer expired on October 16, 2001. Options to purchase 1,375,876 shares of Common Stock were tendered in the exchange offer and accepted by the Company for cancellation and new options to purchase 1,031,908 shares of no par value common stock ("Common Stock") were issued in exchange therefor. As a result of the exchange offer, the Company is required to apply variable accounting to these stock options until they are exercised, cancelled or expired. For the Quarter Ended September 2002, the Company did not record any variable stock-based compensation expense in the accompanying condensed consolidated statement of operations because the Company's ending Common Stock price on September 28, 2002 was below the exercise price of the repriced stock options.


Note 6 - Restructuring Initiatives and Other Charges:

During the fourth quarter of the Fiscal 2001, the Company announced a restructuring and cost containment initiative ("Restructuring Initiative"), which consisted of facilities consolidation, the closure of the Company's single use camera short run labeling facility in the United States, and the termination of approximately 71 employees primarily employed in manufacturing, engineering, sales and marketing and administration functions. The Restructuring Initiative was fully implemented by the end of Fiscal 2002. During the first quarter of Fiscal 2002, the Company implemented elements of its Restructuring Initiative and incurred approximately $302,000 in payments related to personnel redundancy costs and facilities consolidation.

During the first quarter of Fiscal 2002, the Company recognized a provision related to accounts receivable of $1,610,000, and a provision related to inventory of $1,760,000. Both of these provisions related to Polaroid Corporation ("Polaroid"), which filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 12, 2001, and were included in general and administrative expenses and cost of sales, respectively, in the accompanying condensed consolidated statement of operations for the three months ended September 29, 2001. In the first quarter of Fiscal 2003, we recorded as a reduction of general and administrative expenses a $480,000 payment received from Polaroid in settlement of Concord's outstanding claims related to the Polaroid bankruptcy.

Note 7- Litigation:

In July 2002, an amended class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be shareholders of the Company. The lead plaintiffs in the amended complaint seek to act as representatives of a class consisting of all persons who purchased the Company's Common Stock during the period from May 1, 2000 through June 22, 2001, inclusive (the "Class Period"). The complaint asserts, among other things, that the Company made untrue statements of material fact and omitted to state material facts necessary to make statements made not misleading in periodic reports it filed with the Securities and Exchange Commission and in press releases it made to the public regarding its operations and financial results. The allegations are centered around claims that at the outset the Company failed to disclose that the transaction with then customer, KB Gear Interactive, Inc. ("KB Gear"), was a highly risky transaction, claims that throughout the Class Period the Company failed to disclose that a large portion of its accounts receivable was represented by a delinquent and uncollectible balance due from then customer, KB Gear, and claims that such failure artificially inflated the price of the Common Stock. The complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The Company intends to vigorously defend the lawsuit. The lawsuit is in the earliest stage and discovery has not yet commenced. The Company filed a motion to dismiss the lawsuit on August 30, 2002. Although the Company believes this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained. On September 17, 2002, the Company was advised by staff of the Securities and Exchange Commission that it is conducting an informal inquiry related to the matters described above. On October 15, 2002, the staff of the Nasdaq Stock Market requested certain information and materials related to the matters described above and as to matters related to the previously reported embezzlement of Company funds by a former employee, uncovered in April 2002.

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


Note 8 - Related Party Transaction:

A corporation controlled by J. David Hakman provided consulting services to the Company from 1997 until July 2002 pursuant to an engagement agreement entered into on September 25, 1997, as later amended and supplemented (the "Hakman Agreement"). Pursuant to the Hakman Agreement, the Company granted a warrant with a five-year term expiring September 25, 2002 to purchase up to 260,000 shares of Common Stock at an exercise price of $2.25 per share to a corporation controlled by Mr. Hakman. As previously reported, Hakman Capital Corporation ("Hakman Corporation") exercised the warrant in October 2000 as to all 113,000 shares that had vested up until that time. On September 25, 2002, Hakman Corporation exercised the warrant as to another 77,000 shares that were vested and exercisable at that time. The price was $2.25 per share, for an aggregate price of $173,250. No underwriting discounts or commissions were paid. Certificate(s) for the shares were issued with an appropriate restrictive legend. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. The remaining 70,000 shares never vested and the warrant expired on September 25, 2002.


Note 9 - Commitments:

On August 26, 2002, the Company announced it entered into two trademark licensing agreements with the entity that purchased the assets of Polaroid in an asset purchase transaction approved by the U.S. Bankruptcy Court supervising the Polaroid reorganization. The two license agreements provide the Company with the exclusive, worldwide use of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of single use cameras and traditional film based cameras, including zoom cameras, and certain related accessories. The licenses do not include instant or digital cameras. Each license includes an initial term of three and a half years and may be renewed under the same economic terms at the Company's option, for an additional three-year period. Each license agreement includes provisions for the payment of $3,000,000 of minimum royalties, or $6,000,000 in total, which will be fully credited against percentage royalties. In August 2002, the Company paid a total of $4,000,000, which represented $2,000,000 for each license agreement, as partial payment of the minimum royalties. Additionally, the Company recorded the remaining $2,000,000 minimum royalty liability as a non-cash transaction.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Fiscal 2002 consolidated financial statements and the related notes thereto. Except for historical information contained herein, the matters discussed below are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to economic, governmental, political, competitive and technological factors affecting Concord's operations, markets, products, prices and other factors discussed elsewhere in this report and other reports filed by the Company with the Securities and Exchange Commission ("SEC"). These factors may cause results to differ materially from the statements made in this report or otherwise made by or on behalf of Concord Camera Corp. ("Concord").


Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our application of accounting policies affects these estimates and assumptions. Actual results could differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our condensed consolidated financial statements and accompanying notes:

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

Inventory

Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products, or there is a higher rate of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory provisions resulting from lower of cost or market value adjustments and our gross profit could be adversely affected.

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

Sales Returns

A provision for sales returns is established based on historical product returns data and trends. If future returns are higher than we estimated, our net sales could be adversely affected.

Variable Stock-Based Compensation Accounting for Repriced Stock Options

As a result of an exchange offer for outstanding stock options that was consummated in October 2001, we are now required to apply variable stock-based compensation accounting for these options until they are exercised, cancelled or expired. For the first quarter of Fiscal 2003, we did not record any variable stock-based compensation expense in the condensed consolidated statement of operations because our closing Common Stock price on September 28, 2002 was below the new repriced stock options' exercise price of $5.97. Because the determination of variable stock-based compensation expense associated with the repriced stock options is significantly dependent upon our closing stock price at the end of each prospective reporting period, it is not possible to determine its future impact, either favorable or unfavorable, on our consolidated financial statements.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2 - Recently Issued Accounting Pronouncements in the accompanying Notes to Condensed Consolidated Financial Statements.


Results of Operations

Quarter Ended September 28, 2002 Compared to the Quarter Ended September 29,
2001

Net Sales

Net sales for the first quarter of Fiscal 2003 were $30.2 million, a decrease of $2.7 million, or 8.2%, as compared to net sales for the first quarter of Fiscal 2002. The decrease in net sales resulted principally from decreases in sales to design and manufacturing services ("DMS") customers, formerly referred to as original equipment manufacture ("OEM") customers, partially offset by sales to new and existing retail sales and distribution ("RSD") customers. For the first quarter of Fiscal 2003, RSD customer sales were $25.8 million, an increase of $4.1 million, or 18.7%, as compared to the first quarter of Fiscal 2002. The increase in RSD net sales was due to new digital product sales, the introduction and initial shipments of Polaroid single use and traditional cameras, increased market penetration, and organic growth from existing accounts. For the first quarter of Fiscal 2003, DMS net sales were $4.3 million, a decrease of $6.8 million, or 61.0%, as compared to the first quarter of Fiscal 2002. The decrease in DMS net sales resulted primarily from a decrease in sales due to the previously disclosed expiration of DMS contracts, partially offset by an increase of $500,000 associated with design services income and sales of a new single use camera under a new supply agreement entered into with Eastman Kodak Company ("Kodak") in September 2002. In Asia, we have a FOB Hong Kong sales program for our RSD customers and we attribute these FOB Hong Kong sales to the region where our customer's home office is located.

Net sales of the Company's operations in Asia for the first quarter of Fiscal 2003, were $4.7 million, a decrease of $6.7 million, or 59.0%, as compared to the first quarter of Fiscal 2002. The decrease was attributable to the lower sales to certain DMS customers, partially offset by an increase in design services income, sales of a new single use camera under a new supply agreement entered into with Kodak in September and sales in the People's Republic of China ("PRC").

Net RSD sales of the Company's operations in the United States, Latin America and Canada (the "Americas") for the first quarter of Fiscal 2003, were $19.8 million, an increase of $5.2 million, or 35.8%, as compared to the first quarter of Fiscal 2002. The increase in RSD net sales was due to new digital product sales, the introduction and initial shipments of Polaroid single use and traditional cameras, increased market penetration, and organic growth from existing customers.

Net RSD sales of the Company's operations in Europe for the first quarter of Fiscal 2003 were $5.7 million, a decrease of $1.2 million, or 17.1%, as compared to the first quarter of Fiscal 2002. This decrease was primarily attributable to lower sales to certain existing RSD customers compared to the prior year.

Gross Profit

Gross profit for the first quarter of Fiscal 2003 was $7.7 million, an increase of $2.0 million, or 34.4% as compared to $5.7 million for the first quarter of Fiscal 2002. Gross profit, expressed as a percentage of net sales, increased to 25.6% for the first quarter of Fiscal 2003 as compared to 17.5% for the first quarter of Fiscal 2002. Gross profit for the first quarter of Fiscal 2002 was reduced by a provision of $1.8 million, or 5.4% of net sales, related to specific product inventory for Polaroid Corporation ("Polaroid"), which filed for bankruptcy protection in October 2001. The increase in gross profit, in dollars and as a percentage of sales, was attributable to lower material costs, production efficiency gains, higher labor and overhead absorption, and higher design services income partially offset by lower gross margins as a percentage of net sales contributed by digital products. Product engineering, design and development costs for the first quarter of Fiscal 2003 and Fiscal 2002, in dollars and as a percentage of net sales, were $1.9 million (6.4%) and $2.1 million (6.2%), respectively.

Our product mix, which historically consisted entirely of traditional and single use cameras, is anticipated to continue changing with the introduction of additional digital products in the future. Digital products, as compared to traditional and single use cameras, sell at significantly higher unit prices but generate lower gross margins as a percentage of net sales. However, digital products generate greater gross profit dollars per unit than traditional and single use cameras. Consequently, as digital products increase as a percentage of our sales mix, we expect to experience a lower overall gross profit margin percentage and higher revenue and gross profit dollars per unit sold.

In addition, as we manufacture more digital products, we increase the risk of gross profit fluctuations due to digital component availability and increased costs. Since component availability can fluctuate and is subject to possible procurement delays and other constraints, it could negatively impact net profits, net sales and gross margins. Digital camera products are also subject to relatively more rapid technological changes, price erosion and obsolescence than traditional camera products. Because of highly competitive markets and rapid technological changes, the market prices of some of our digital camera products may decline and some of our digital products may become obsolete. Accordingly, we record inventory provisions which value our inventories at the lower of cost or market value based on prevailing market prices.

Operating Expenses

Operating expenses, consisting of selling, general and administrative, and interest expenses decreased by $1.0 million, or 12.9%, to $6.8 million for the first quarter of Fiscal 2003 from $7.8 million for the first quarter of Fiscal 2002. Operating expenses as a percentage of net sales decreased to 22.4% for the first quarter of Fiscal 2003 from 23.7% in the first quarter of Fiscal 2002. Included in the first quarter of Fiscal 2003 was a $480,000 ("Recovery") reduction of expenses related to a payment from Polaroid in settlement of Concord's outstanding Polaroid claims related to the Polaroid bankruptcy filing in October 2001 and a write-off of deferred finance costs of $303,000 ("Write-off") related to the repurchase of the Senior Notes in August 2002. Included in the first quarter of Fiscal 2002 was a $1.6 million provision ("Provision") for a Polaroid accounts receivable which was a result of Polaroid's bankruptcy filing.

Selling expenses increased by $100,000, or 9.9%, to $1.8 million in the first quarter of Fiscal 2003 from $1.7 million in the first quarter of Fiscal 2002. The increase was primarily due to hiring additional sales and marketing personnel. Selling expenses, as a percentage of net sales, increased to 6.0% in the first quarter of Fiscal 2003 from 5.0% in the first quarter of Fiscal 2002.

General and administrative expenses decreased by $1.2 million, or 21.7%, to $4.3 million in the first quarter of Fiscal 2003 from $5.5 million in the first quarter of Fiscal 2002. As a percentage of net sales, general and administrative expenses decreased to 14.2% in the first quarter of Fiscal 2003 from 16.6% in the first quarter of Fiscal 2002. Included in the first quarter of Fiscal 2003 was the $480,000 Recovery related to Polaroid and included in the first quarter of Fiscal 2002 was the $1.6 million Provision related to Polaroid. Excluding the Recovery in the first quarter of Fiscal 2003 and the Provision in the first quarter of Fiscal 2002, general and administrative expenses increased, in dollars and as a percentage of sales. This increase was primarily due to additional staffing and other costs associated with our anticipated growth.

Interest expense increased slightly to $678,000 in the first quarter of Fiscal 2003 from $662,000 in the first quarter of Fiscal 2002. Included in interest expense for the first quarter of Fiscal 2003 was the $303,000 Write-off associated with the repurchase of the Senior Notes in August 2002. Excluding the Write-off, interest expense decreased $287,000, in the first quarter of Fiscal 2003 primarily due to the repurchase of the Senior Notes.

Other (Income), Net

Other (income), net was $281,000 and $599,000 for the first quarter of Fiscal 2003 and Fiscal 2002, respectively, resulting in a decrease of $318,000. The decrease was primarily attributable to lower investment income.

Income Taxes

The Company's benefit for income taxes was $161,000 for the first quarter of Fiscal 2003 compared to a benefit of $168,000 for the first quarter of Fiscal 2002. In general, the Company's effective income tax rate is largely a function of the amounts of income and loss attributed to both domestic and foreign operations, the application of their respective statutory tax rates, and the utilization of available net operating loss carryforwards to reduce taxable income.

Net Income (Loss)

As a result of the matters described above, the Company had net income of $1.4 million, or $0.05 per share, for the first quarter of Fiscal 2003 as compared to a net loss of $1.3 million, or $0.05 per share, for the first quarter of Fiscal 2002

Liquidity and Capital Resources

On January 22, 2002, the SEC issued an interpretive release on disclosures related to liquidity and capital resources. This release requires us to disclose factors that are likely to affect our liquidity trends. We are not aware of factors that are reasonably likely to adversely affect liquidity trends, other than those factors summarized under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2002. We do not have, nor do we engage in, transactions with any special purpose entities. We are not engaged in hedging activities and had no forward exchange contracts outstanding at September 28, 2002. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States, and are more fully discussed below.

We believe that our cash and cash equivalents, anticipated cash flow from operations, and amounts available under our credit facilities provide sufficient liquidity and capital resources for our anticipated short-term working capital and capital expenditure requirements as well as our anticipated long-term working capital and capital expenditure requirements for the foreseeable future.

Working Capital - At September 28, 2002, we had working capital of $113.0 million compared to $128.4 million at June 29, 2002, a decrease of $15.4 million. The decrease was primarily attributed to the change in cash and cash equivalents which decreased by $26.4 million from $103.9 million at June 29, 2002 to $77.4 million at September 28, 2002, partially offset by increases in inventories and accrued expenses. The decrease in cash and cash equivalents was primarily attributable to (i) the August 2002 repurchase of our $15.0 million Senior Notes at slightly below par, without penalty, (ii) pre-paying $4.0 million in conjunction with the Polaroid "brand" license agreements, (iii) the net increase in certain working capital accounts, particularly inventories, in anticipation of projected second quarter Fiscal 2003 sales, and (iv) purchases of property, plant and equipment.

Cash Used In Operations - Cash used in operations during the first quarter of Fiscal 2003 was $11.2 million, which compared unfavorably to cash provided by operations of $2.1 million for the comparable period in Fiscal 2002. The change in cash used in operating activities for the first quarter of Fiscal 2003 was primarily attributable to an increase in inventories in anticipation of sales in the second quarter of Fiscal 2003.

Cash Provided By Investing Activities - Capital expenditures for the first quarter of Fiscal 2003 and Fiscal 2002 were $772,000 and $436,000, respectively. The increase was primarily a result of higher expenditures on plant and equipment purchases for our manufacturing facility in the PRC. We anticipate capital expenditures will increase substantially over Fiscal 2002 due to increased investments in plant and equipment at our manufacturing facility in the PRC in anticipation of increased net sales in Fiscal 2003. The decrease in cash provided from investing activities during the first quarter of Fiscal 2003 resulted from the Company having no short-term investments during that period, whereas in Fiscal 2002, the Company received cash proceeds when certain short-term investments made in Fiscal 2001 matured in the first quarter of Fiscal 2002.

Cash Used in Financing Activities - Cash used in financing activities for the first quarter of Fiscal 2003 was $14.4 million. This resulted from the repurchase of the Senior Notes partially offset by proceeds received from the exercise of stock options and warrants. Cash used in financing activities for the first quarter of Fiscal 2002 was $79,000, which was primarily attributable to the repayment of certain capital leases partially offset by proceeds received from the exercise of stock options.

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

Related Party Transaction- See Note 8 - Related Party Transaction, in the accompanying Notes to Condensed Consolidated Financial Statements.

Other Contractual Obligations - We do not have any material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. See Hong Kong Financing Facilities for information about our financial guarantees.

Hong Kong Financing Facilities - Concord HK has various financing and revolving credit facilities in place providing an aggregate of $23.5 million in borrowing capacity. Certain of the revolving credit facilities are denominated in Hong Kong Dollars. Since 1983 the Hong Kong Dollar has been pegged to the United States Dollar. The revolving credit facilities are comprised of 1) an approximate $11.0 million Import Facility, 2) an approximate $2.6 million Packing Credit and Export Facility, 3) an approximate $1.9 million Foreign Exchange Facility and 4) an $8.0 million Accounts Receivable Financing Facility (collectively the "Hong Kong Financing Facilities"). The $8.0 million Accounts Receivable Financing Facility is secured by certain accounts receivable of Concord HK. Concord Camera Corp. guarantees the Hong Kong Financing Facilities. Availability under the Accounts Receivable Financing Facility is subject to advance formulas based on Eligible Accounts Receivable and all the credit facilities are subject to certain financial ratios and covenants. The revolving credit facilities bear interest at variable rates. At September 28, 2002, there were no amounts outstanding under the Hong Kong Financing Facilities.

United Kingdom Credit Facility - In November 1999, our United Kingdom ("UK") subsidiary obtained a credit facility from a UK financial institution (the "UK Facility") that is secured by substantially all of our UK subsidiary's assets. The UK Facility bears interest at 1.5% above the UK prime lending rate and allows borrowings of up to approximately $1.1 million. At September 28, 2002, there were no amounts outstanding under the UK Facility.

Senior Notes - See Note 4 - Senior Notes, in the accompanying Notes to Condensed Consolidated Financial Statements.

License Agreement - See Note 9 - Commitments, in the accompanying Notes to Condensed Consolidated Financial Statements.

Outlook

The recent West Coast dockworkers labor dispute has added additional uncertainty related to the on time delivery of goods during our second fiscal quarter of Fiscal 2003. At present we are working closely with our shipping providers to minimize the impact of this dispute. During the second quarter of Fiscal 2003, we believe the dispute will have a material adverse impact on our cost of shipments.

For the second quarter of Fiscal 2003, we anticipate revenues in the range of $50.0 to $55.0 million and net income in the range of $1.0 to $1.5 million, or $0.03 to $0.05 per share, before non-cash variable stock option expense.

Growth Opportunities

We are evaluating various growth opportunities that could require significant funding commitments. We have from time to time held, and will continue to hold, discussions and negotiations with (i) companies that represent potential acquisition or investment opportunities, (ii) potential strategic and financial investors who have expressed an interest in making an investment in or acquiring us, (iii) potential joint venture partners looking toward formation of strategic alliances that would broaden our product base or enable us to enter new lines of business and (iv) potential new and existing DMS customers where the design, development and production of new products, including certain new technologies, would enable us to expand our existing business, and enter new markets including new ventures focusing on wireless connectivity and other new communication technologies. We recently engaged an investment bank to help us attempt to identify suitable acquisition targets. However, there can be no assurance that any definitive agreement will be reached regarding any of the foregoing, nor does management believe that such agreements are necessary for the successful implementation of our strategic plans.

Forward-Looking Statements

The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as: "estimates," "projects," "anticipates," "expects," "intends," "believes," "plans," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors. For a discussion of some of the factors that could cause actual results to differ, see the discussion under "Risk Factors" contained in the Company's most recent Annual Report filed with the SEC on Form 10-K for the fiscal year ended June 29, 2002 and subsequently filed reports. Management wishes to caution the reader that these forward-looking statements, such as statements regarding the development of the Company's business, the Company's anticipated capital expenditures, projected profits and other statements contained in this report regarding matters that are not historical facts, are only estimates or predictions. No assurance can be given that future results will be achieved. Actual events or results may differ materially as a result of risks facing the Company or actual results differing from the assumptions underlying such statements. In particular, expected revenues could be adversely affected by production difficulties or economic conditions negatively affecting the market for the Company's products. Obtaining the results expected from the introduction of the Company's new products will require timely completion of development, successful ramp-up of full-scale production on a timely basis and customer and consumer acceptance of those products. In addition, the Company's DMS agreements require an ability to meet high quality and performance standards, successful implementation of production at greatly increased volumes and an ability to sustain production at greatly increased volumes, as to all of which there can be no assurance. There also can be no assurance that products under development will be successfully developed or that once developed such products will be commercially successful. Any forward-looking statements contained in this report represent the Company's estimates only as of the date of this report, or as of such earlier dates as are indicated herein, and should not be relied upon as representing its estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, it specifically disclaims any obligation to do so, even if its estimates change.

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

At September 28, 2002, our exposure to changes in interest rates was minimal, since we had no long-term or short-term debt outstanding. However, we do borrow from time to time under our credit facilities. These borrowings are of a short-term nature typically subject to variable interest rates based on a prime rate or LIBOR plus or minus a margin. Since we have no debt outstanding, we do not deem interest rate risk to be significant or material to our financial position or results of operations. We do not presently use derivative instruments to adjust our interest rate risk profile. We do not utilize financial instruments for trading or speculative purposes, nor do we utilize leveraged financial instruments.

Each of our foreign subsidiaries purchases the majority of their finished goods inventories in U.S. Dollars and certain of their sales are in foreign currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. We purchase certain components, raw materials and services needed to manufacture our products in foreign currencies including Japanese Yen. The impact of foreign exchange transactions is reflected in our statements of operations. As of September 28, 2002, we were not engaged in any hedging activities and we had no forward exchange contracts outstanding.

Item 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic Securities and Exchange Commission filings.

There were no significant changes to our internal controls or, to our knowledge, in other factors that could significantly affect these controls, since the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7 - Litigation, in the accompanying Notes to Condensed Consolidated Financial Statements.


Item 2. Changes in Securities and Use of Proceeds

(c) Sales of Unregistered Securities

See Note 8 - Related Party Transaction, in the accompanying Notes to Condensed Consolidated Financial Statements.

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

3.2     Restated  By-Laws,  as amended through December     Incorporated by reference to the Company's quarterly
        21, 2000                                            report on Form 10-Q for the quarter ended December
                                                            30, 2000.

99.1    Certification of Chief Executive Officer            Filed herewith.
        pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002

99.2    Certification of Chief Financial Officer            Filed herewith.
        pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002





(a)  Exhibits

(b) Reports on Form 8-K

The registrant did not file any reports on Form 8-K during the quarter ended September 28, 2002.



                                S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CONCORD CAMERA CORP.
                              -------------------------------------------------
                                               (Registrant)


                           By:       /s/  Richard M. Finkbeiner
                              -------------------------------------------------
                                              (Signature)
                              Richard M. Finkbeiner
                              Senior Vice President and Chief Financial Officer


                 DULY AUTHORIZED AND PRINCIPAL FINANCIAL OFFICER
                             DATE: November 12, 2002

                                  CERTIFICATION


         I, Ira B. Lampert, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Concord Camera Corp. (the "registrant");

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 12, 2002

                                   /s/  Ira B. Lampert
                                   -------------------------------------------
                                   Ira B. Lampert, Chief Executive Officer

                                  CERTIFICATION

         I, Richard M. Finkbeiner, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Concord Camera Corp. (the "Company");

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 12, 2002

                                /s/  Richard M. Finkbeiner
                                -----------------------------------------------
                                Richard M. Finkbeiner, Chief Financial Officer