Form 10-Q
period 2002-12-28
CONCORD CAMERA CORP
filed 2003-02-07
CIK 831861

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 28, 2002
                                        -----------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _________ to ___________

                         Commission file number 0-17038

                              Concord Camera Corp.
             (Exact name of registrant as specified in its charter)


                   New Jersey                            13-3152196
          ------------------------------           ----------------------
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

      Common Stock, no par value - 27,914,832 shares as of January 28, 2003

                                      Index

                      Concord Camera Corp. and Subsidiaries



Part I.  Financial Information                                                                                              Page No.
                                                                                                                            --------

Item 1.       Financial Statements (Unaudited)

                    Condensed consolidated balance sheets as of December 28, 2002 and June 29, 2002................................3

                    Condensed consolidated statements of operations for the
                    quarter and six months ended December 28, 2002 and December 29,2001............................................4

                    Condensed consolidated statements of cash flows for the six months ended December 28, 2002 and December 29, 2001...........................................................5

                    Notes to condensed consolidated financial statements...........................................................6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations..........................................................................................11

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.........................................................19

Item 4.       Controls and Procedures............................................................................................19

Part II.  Other Information

Item 1.       Legal Proceedings..................................................................................................20

Item 6.       Exhibits and Reports on Form 8-K...................................................................................20

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS (Unaudited)

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)


                                                                          December 28, 2002         June 29, 2002
                                                                         --------------------   ---------------------
                                Assets                                         (Unaudited)
                                ------
Current Assets:
     Cash and cash equivalents                                                 $  83,028             $ 103,868
     Accounts receivable, net                                                     29,339                22,984
     Inventories                                                                  34,340                22,485
     Prepaid expenses and other current assets                                     4,422                 4,194
                                                                               ---------             ---------
                           Total current assets                                  151,129               153,531
Property, plant and equipment, net                                                20,732                20,985
Goodwill, net                                                                      3,721                 3,721
Other assets                                                                      24,580                19,839
                                                                               ---------             ---------
Total assets                                                                   $ 200,162             $ 198,076
                                                                               =========             =========
                 Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable                                                          $  18,301             $  12,502
     Accrued expenses                                                             15,371                12,013
     Other current liabilities                                                     2,220                   634
                                                                               ---------             ---------
                           Total current liabilities                              35,892                25,149
Senior notes                                                                        --                  14,934
Other long-term liabilities                                                       10,943                 8,837
                                                                               ---------             ---------
Total liabilities                                                                 46,835                48,920
Commitments and contingencies
Stockholders' equity:
     Blank check preferred stock, no par value
     1,000 shares authorized, none issued                                           --                    --
     Common stock, no par value, 100,000 shares
     authorized; 29,457 and 29,029 shares issued
     as of December 28, 2002 and June 29, 2002, respectively                     141,089               140,547
     Paid-in capital                                                               4,507                 4,412
     Deferred stock-based compensation                                              (275)                 (332)
     Retained earnings                                                            12,143                 8,667
     Notes receivable arising from common stock purchase agreements                 --                      (1)
                                                                               ---------             ---------
                                                                                 157,464               153,293
     Less: treasury stock, at cost, 1,543 shares                                  (4,137)               (4,137)
                                                                               ---------             ---------
Total stockholders' equity                                                       153,327               149,156
                                                                               ---------             ---------
Total liabilities and stockholders' equity                                     $ 200,162             $ 198,076
                                                                               =========             =========

See accompanying notes.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

                                         For the quarter ended                       For the six months ended
                                 --------------------------------------        --------------------------------------
                                  December 28,           December 29,           December 28,           December 29,
                                      2002                   2001                   2002                   2001
                                 ---------------        ---------------        ---------------        ---------------
Net sales                            $ 61,840               $ 39,266               $ 92,022               $ 72,153
Cost of products sold                  52,372                 31,938                 74,832                 59,081
                                     --------               --------               --------               --------
Gross profit                            9,468                  7,328                 17,190                 13,072

Selling expenses                        2,191                  1,499                  4,010                  3,154

General and
administrative expenses                 5,270                  6,717                  9,547                 12,181

Variable stock-based
compensation expenses                    --                    1,656                   --                    1,656

Interest expense                          146                    634                    824                  1,295

Other (income), net                      (684)                (1,764)                  (966)                (2,363)
                                     --------               --------               --------               --------
Income (loss) before
income taxes                            2,545                 (1,414)                 3,775                 (2,851)

Provision (benefit) for
income taxes                              460                    141                    299                    (28)
                                     --------               --------               --------               --------
Net income (loss)                    $  2,085               $ (1,555)              $  3,476               $ (2,823)
                                     ========               ========               ========               ========

Basic earnings (loss)
per common share                     $   0.07               $  (0.06)              $   0.12               $  (0.10)
                                     ========               ========               ========               ========
Diluted earnings (loss)
per common share                     $   0.07               $  (0.06)              $   0.12               $  (0.10)
                                     ========               ========               ========               ========

Weighted average
common shares
outstanding - basic                    27,910                 27,421                 27,830                 27,417

Dilutive effect of
common stock options                    1,630                   --                    1,593                   --
                                     --------               --------               --------               --------
Weighted average
common shares
outstanding - diluted                  29,540                 27,421                 29,423                 27,417
                                     ========               ========               ========               ========

See accompanying notes.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)                                                                      For the six months ended
                                                                         -----------------------------------------------
                                                                          December 28, 2002         December 29, 2001
                                                                         --------------------      ---------------------
Cash flows from operating activities:

Net income (loss)                                                            $   3,476                 $  (2,823)
     Adjustments to reconcile net income (loss) to net cash
         (used in) provided by operating activities:

     Depreciation and amortization                                               3,100                     2,989

     Write-off of deferred finance costs                                           303                      --

     Non cash compensation expense                                                --                       1,656

     Provision for inventory                                                      --                       1,761

     Provision for doubtful accounts                                              --                       2,571

         Changes in operating assets and liabilities:

         Accounts receivable                                                    (6,355)                      (75)

         Inventories                                                           (11,855)                   (1,855)

         Prepaid expenses and other current assets                                 773                       544

         Other assets                                                           (4,255)                   (1,000)

         Accounts payable                                                        5,799                    (1,427)

         Accrued expenses                                                        3,358                       144

         Other current liabilities                                                 586                        59

         Other liabilities                                                       1,106                       656
                                                                             ---------                 ---------
     Net cash (used in) provided by operating activities                        (3,964)                    3,200
                                                                             ---------                 ---------
Cash flows from investing activities:
     Purchases of property, plant and equipment                                 (2,484)                     (775)
     Proceeds from maturities of held-to-maturity investments                     --                      49,869
                                                                             ---------                 ---------
     Net cash (used in) provided by investing activities                        (2,484)                   49,094
                                                                             ---------                 ---------
Cash flows from financing activities:

Net borrowings on short term debt                                                 --                       3,780

Principal repayment of senior notes                                            (14,934)                     --

Net principal repayments under capital lease obligations                          --                        (388)

Net proceeds from issuance of common stock                                         542                       166
                                                                             ---------                 ---------
Net cash (used in) provided by financing activities                            (14,392)                    3,558
                                                                             ---------                 ---------
Net (decrease) increase in cash and cash equivalents                           (20,840)                   55,852

Cash and cash equivalents at beginning of period                               103,868                    57,475
                                                                             ---------                 ---------

Cash and cash equivalents at end of period                                   $  83,028                 $ 113,327
                                                                             =========                 =========

See accompanying notes

                      CONCORD CAMERA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 28, 2002
                                   (Unaudited)
Note 1- Basis of Presentation:

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 28, 2002 ("Second Quarter Fiscal 2003") are not necessarily indicative of the results that may be expected for the fiscal year ending June 28, 2003 ("Fiscal 2003"). The balance sheet at June 29, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Concord Camera Corp. and subsidiaries (the "Company") manage their business on the basis of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2002 ("Fiscal 2002").

Foreign Currency Transactions

The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, European Euro, British Pound Sterling, People's Republic of China Renminbi, Hong Kong Dollar and Japanese Yen. Each of the Company's foreign subsidiaries purchases the majority of its finished goods inventories in U.S. Dollars and the majority of the Company's net sales are in U.S. Dollars. Accordingly, the U.S. Dollar is the functional currency. Certain net sales to customers and purchases of certain components and services are transacted in local currency, including Japanese Yen, thereby creating an exposure to fluctuations in foreign currency exchange rates. The remeasurement from the applicable currencies to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains or losses resulting from foreign currency transactions and remeasurement are included in "Other (income), net" in the accompanying consolidated statements of operations.

Hedging Activities

As of December 28, 2002, the Company was not engaged in any hedging activities and there were no forward exchange contracts outstanding.

Reclassifications

Certain amounts in the prior year have been reclassified to conform to the current year presentation. See Note 2 - Recently Issued Accounting Pronouncements, below.

Note 2 - Recently Issued Accounting Pronouncements:

On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide for alternative methods of transition for an entity that changes to the fair value method of accounting for employee stock-based compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require expanded disclosure including significant interim period disclosures of the effects of an entity's accounting policy with respect to stock-based employee compensation. SFAS No. 148 which will become effective in the Company's third quarter of Fiscal 2003 is not expected to have a material impact on its consolidated financial statements, as the Company does not anticipate adopting the fair value method for employee stock-based compensation.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" which requires guarantors to make significant new disclosures and that certain guarantees be recorded at fair value. FASB Interpretation No. 45 disclosure requirements are effective for periods ending after December 15, 2002 and for guarantees issued or modified after December 31, 2002. Because the Company has no material guarantees, no additional disclosures are required and FASB Interpretation No. 45 is not expected to have a material impact on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Per SFAS No.145, a gain or loss from the extinguishment of debt should not be classified as extraordinary if it does not meet the criteria for classification as an extraordinary item under APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 is effective for financial statements issued after May 15, 2002. Accordingly, the Company has recorded a loss of $0.3 million associated with the write-off of deferred finance costs on the repurchase of its Senior Notes under the caption "Interest expense" in the accompanying consolidated statement of operations for the six months ended December 28, 2002. See Note 4, Senior Notes.

Effective with its second quarter ended December 29, 2001, the Company adopted Emerging Issues Task Force Issue No. 00-25 ("EITF 00-25"), Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer, which addresses the operating statement classification of consideration between a vendor and a retailer. As such it reclassified certain variable selling expenses including advertising allowances, other discounts, and other allowances from being reported as an operating expense to a reduction of net sales. As a result of adopting EITF 00-25, the Company reported lower sales, lower gross margins, and lower selling expenses. Approximately $1.0 million and $1.7 million of variable selling expenses, consisting principally of advertising and promotional allowances, were reclassified as a reduction of net sales, resulting in a corresponding reduction of gross profit and selling expenses in the quarter and six months ended December 29, 2001, respectively.

Note 3 - Inventories:

Inventories consist of the following:
(amounts in thousands)

                                                               December 28, 2002            June 29, 2002
                                                              ---------------------     ---------------------

         Raw materials, components, and work-in-
         process                                                       $16,550                  $16,197

         Finished goods                                                 17,790                    6,288
                                                              ---------------------     ---------------------

         Total inventories                                             $34,340                  $22,485
                                                              =====================     =====================


Note 4 - Senior Notes:

On August 15, 2002, the Company repurchased its $15 million, 11% Senior Notes. The Company paid slightly below par to repurchase and cancel the Senior Notes. At the time of repurchase, the Company incurred $0.3 million of expenses associated with the write-off of deferred finance costs related to the Senior Notes, which was included in interest expense in the accompanying condensed consolidated statements of operations for the six months ended December 28, 2002.


Note 5 - Exchange Offer:

On August 28, 2001, the Company launched an offer to exchange outstanding stock options with an exercise price of more than $7.00 per share for new options to purchase 75% of the shares subject to the outstanding options at an exercise price of $5.97 per share (the closing price of the Common Stock as reported on the Nasdaq National Market on the date the Board of Directors approved the exchange offer.) The exchange offer expired on October 16, 2001. Options to purchase 1,375,876 shares of Common Stock were tendered in the exchange offer and accepted by the Company for cancellation and new options to purchase 1,031,908 shares of no par value common stock ("Common Stock") were issued in exchange therefor. As a result of the exchange offer, the Company is required to apply variable accounting to these stock options until they are exercised, cancelled or expired. For the second quarter and six months ended December 28, 2002, the Company did not record any variable stock-based compensation expense in the accompanying condensed consolidated statements of operations because the Company's ending Common Stock price on December 28, 2002 was below the exercise price of the repriced stock options. For the quarter and six months ended December 29, 2001, the Company incurred $1.7 million of variable stock-based compensation expense.

Note 6 - Restructuring Initiatives and Other Charges:

During the fourth quarter of Fiscal 2001, the Company announced a restructuring and cost containment initiative ("Restructuring Initiative"), which consisted of facilities consolidation, the closure of the Company's single use camera short run labeling facility in the United States, and the termination of approximately 71 employees primarily employed in manufacturing, engineering, sales and marketing and administration functions. The Restructuring Initiative was fully implemented by the end of Fiscal 2002. During the quarter and six months ended December 29, 2001, the Company implemented elements of its Restructuring Initiative and incurred approximately $0.3 million and $0.6 million, respectively, in payments related to personnel redundancy costs and facilities consolidation.

During the first quarter of Fiscal 2002, the Company recognized a provision related to accounts receivable of $1.6 million, and a provision related to inventory of $1.8 million. Both of these provisions related to Polaroid Corporation ("Polaroid"), which filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 12, 2001, and were included in general and administrative expenses and cost of sales, respectively, in the accompanying condensed consolidated statements of operations for the six months ended December 29, 2001. In the first quarter of Fiscal 2003, we recorded as a reduction of general and administrative expenses a $0.5 million payment received from Polaroid in settlement of Concord's outstanding claims related to the Polaroid bankruptcy.

During the second quarter of Fiscal 2002, the Company recorded a $1.0 million accounts receivable provision related to Kmart Corporation which filed for protection under Chapter 11 of the U.S. Bankruptcy Code on January 22, 2002. The provision was included in general and administrative expenses in the accompanying consolidated statements of operations for the second quarter and six months ended December 29, 2001.


Note 7- Litigation:

In July 2002, a class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be shareholders of the Company. The Company filed a motion to dismiss the lawsuit on August 30, 2002. The complaint was dismissed by the Court in December 2002 in response to the motion to dismiss filed by the Company. In January 2003, an amended class action complaint was filed adding certain of the Company's current and former directors as defendants. The lead plaintiffs in the amended complaint seek to act as representatives of a class consisting of all persons who purchased the Company's Common Stock (i) issued pursuant to the Company's September 26, 2000 secondary offering (the "Secondary Offering") or (ii) during the period from September 26, 2000 through June 22, 2001, inclusive (the "Class Period"). The amended complaint asserts, among other things, that the Company made untrue statements of material fact and omitted to state material facts necessary to make statements made not misleading in the Registration Statement and Prospectus issued in connection with the Secondary Offering, in periodic reports it filed with the Securities and Exchange Commission and in press releases it made to the public regarding its operations and financial results. The allegations are centered around claims that the Company failed to disclose that the transaction with then customer, KB Gear Interactive, Inc. ("KB Gear"), was a highly risky transaction, claims that throughout the Class Period the Company failed to disclose that a large portion of its accounts receivable was represented by a delinquent and uncollectible balance due from then customer, KB Gear, and claims that such failures artificially inflated the price of the Common Stock. The amended complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The Company intends to vigorously defend the lawsuit. The lawsuit is in the earliest stage and discovery has not yet commenced. Although the Company believes this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained. On September 17, 2002, the Company was advised by staff of the Securities and Exchange Commission that it is conducting an informal inquiry related to the matters described above. On October 15, 2002, the staff of Nasdaq requested certain information and materials related to the matters described above and as to matters related to the previously reported embezzlement of Company funds by a former employee, uncovered in April 2002.

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

In December 2002, a patent infringement complaint was filed by Alfred B. Levine against the Company in the United States District Court for the District of Maryland. The complaint asserts that the Company has manufactured, marketed and sold products that infringe United States Patent No. 4,588,282, entitled Multiplexed Photocopier System With Portable Scanner, and United States Patent No. 4,751,583, entitled Off Line Photocopying System Using Portable Electronic Camera, Visual Previewing and Image Processing. The complaint seeks unspecified damages, attorneys' fees, costs of suit and unspecified other and further relief from the court. Although the Company believes this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained.

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


Note 9 - Commitments:

On August 26, 2002, the Company announced it entered into two trademark licensing agreements with the entity that purchased the assets of Polaroid in an asset purchase transaction approved by the U.S. Bankruptcy Court supervising the Polaroid reorganization. The two license agreements provide for the exclusive, worldwide use by the Company of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of single use cameras and traditional film based cameras, including zoom cameras, and certain related accessories. The licenses do not include instant or digital cameras. Each license includes an initial term of three and a half years and may be renewed under the same economic terms at the Company's option, for an additional three-year period. Each license agreement includes provisions for the payment of $3.0 million of minimum royalties, or $6.0 million in total, which will be fully credited against percentage royalties. In August 2002, the Company paid a total of $4.0 million, which represented $2.0 million for each license agreement, as partial payment of the minimum royalties. Additionally, the Company recorded the remaining $2.0 million minimum royalty liability as a non-cash transaction.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the fiscal year ended June 29, 2002 ("Fiscal 2002") consolidated financial statements and the related notes thereto. Except for historical information contained herein, the matters discussed below are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to economic, governmental, political, competitive and technological factors affecting Concord's operations, markets, products, prices and other factors discussed elsewhere in this report and other reports filed by the Company with the Securities and Exchange Commission ("SEC"). These factors may cause results to differ materially from the statements made in this report or otherwise made by or on behalf of Concord Camera Corp. ("Concord").

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our application of accounting policies affects these estimates and assumptions. Actual results could differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies require management to make our more significant estimates and assumptions used in the preparation of our condensed consolidated financial statements and accompanying notes:

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

Inventory

Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products, or there is a higher rate of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory provisions. This would result in lower of cost or market inventory valuation adjustments and our gross profit could be adversely affected.

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

Sales Returns

A provision for sales returns is established based on historical product returns data and trends. If future returns are higher than we estimated, our net sales and gross profits could be adversely affected.

Variable Stock-Based Compensation Accounting for Repriced Stock Options

As a result of an exchange offer that was consummated in October 2001, we are now required to apply variable stock-based compensation accounting for these options until they are exercised, cancelled or expired. Because the determination of variable stock-based compensation expense associated with the repriced stock options is significantly dependent upon our closing stock price at the end of each prospective reporting period, it is not possible to determine its future impact, either favorable or unfavorable, on our consolidated financial statements. See Note 5 - Exchange Offer in the accompanying Notes to Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2 - Recently Issued Accounting Pronouncements in the accompanying Notes to Condensed Consolidated Financial Statements.


Results of Operations

Quarter Ended December 28, 2002 Compared to the Quarter Ended December 29, 2001

Net Sales

Net sales for the second quarter of Fiscal 2003 were $61.8 million, an increase of $22.5 million, or 57.5%, as compared to net sales for the second quarter of Fiscal 2002. Our sales for the second quarter of $61.8 million set a Company record for sales in a single quarter. The increase in sales was in large part due to new digital products sold in both our retail sales and distribution ("RSD") and design and manufacturing services ("DMS") businesses. We offered 13 new Concord branded digital products, ranging from VGA to 4.0 megapixels, during the second quarter this year and digital products represented over 50% of total net sales. RSD sales were $48.8 million for the second quarter this year, an increase of $19.2 million, or 65.1%, as compared to the second quarter last year. The increase in RSD net sales was mostly due to new digital product sales, sales of Polaroid branded single use and traditional cameras, new customers and organic growth from existing customers due to sell through and new product introductions. DMS net sales were $13.0 million in our second quarter of Fiscal 2003, an increase of $3.3 million, or 34.2%, as compared to the same period last year. The increase in DMS net sales resulted from an increase in sales of digital products to a Fuji Photo Film Co., Ltd. subsidiary ("Fuji"), Legend Group Limited ("Legend") in the People's Republic of China ("PRC"), and Visioneer, Inc. ("Visioneer"), and sales of a new single use camera being manufactured under a new supply agreement entered into with Eastman Kodak Company ("Kodak") in September 2002; partially offset by the previously disclosed expiration of certain contracts.

Net sales of the Company's operations in Asia for the second quarter of Fiscal 2003, were $15.1 million, an increase of $5.0 million, or 48.6%, as compared to the second quarter of Fiscal 2002. Of the $15.1 million, $13.0 million was due to our DMS business. The remaining $2.1 million came primarily from increased digital product sales due to new RSD customers.

Net RSD sales of the Company's operations in the United States, Latin America and Canada (the "Americas"), for the second quarter of Fiscal 2003, were $32.0 million, an increase of $9.9 million, or 44.7%, as compared to the same period last year. The increase in RSD net sales was due to new digital product sales and sales of Polaroid branded single use and traditional cameras to new and existing customers as a result of increased market penetration, and organic growth from existing customers due to sell through and new product introductions.

Net RSD sales of the Company's operations in the United Kingdom, Germany and France ("Europe") for this year's fiscal second quarter were $14.7 million, an increase of $7.6 million, or 110.8%, as compared to the second quarter of Fiscal 2002. This increase was primarily attributable to offering new digital products to new and existing customers.

Gross Profit

Gross profit for the second quarter of Fiscal 2003 was $9.5 million, or 15.3% of net sales, versus $7.3 million, or 18.7% of net sales in the same quarter last year. During this year's second quarter we incurred approximately $0.8 million, or 1.3% of net sales, of incremental air freight expense due to the West Coast Dockworkers' labor dispute that disrupted normal shipping during the critical holiday shipping season. Due to significantly higher sales, absolute gross profit dollars were higher in the second quarter of this year compared to the same quarter last year. However, our gross profit as a percentage of net sales dropped by 3.4 percentage points due to changes in our product mix (that is a significant increase in digital camera sales which typically generate higher gross profit dollars, but lower gross profit margins), and the above mentioned higher incremental air freight costs. Gross profit was positively impacted by efficiency gains in our manufacturing processes and positive labor and overhead absorption. Product engineering, design and development costs for the second quarter of Fiscal 2003 and Fiscal 2002, in dollars and as a percentage of net sales, were $2.0 million (3.2%) and $2.0 million (5.0%), respectively.


Operating Expenses

Selling expenses for the second quarter of Fiscal 2003 were $2.2 million, or 3.5% of net sales. This compares to $1.5 million, or 3.8% of net sales for the second quarter last year. The increase was primarily due to higher freight and handling costs and additional sales and marketing personnel.

General and administrative ("G&A") expenses for the second quarter of Fiscal 2003 were $5.3 million, or 8.5% of net sales. This compares to $6.7 million, or 17.1% of net sales, for the second quarter last year. Last year's G&A expenses included $2.0 million relating to a bad debt provision for Kmart Corporation and a charitable contribution for the September 11, 2001 terrorist attack. The remaining elements of G&A expenses increased approximately $0.6 million primarily due to additional staffing, some increased costs and other costs associated with the Company's growth.

There were no variable stock-based compensation expenses in this year's Fiscal 2003 second quarter as compared to last year which included $1.7 million. See
Note 5 - Exchange Offer in the accompanying Notes to Condensed Consolidated Financial Statements.

Interest expense for the second quarter of Fiscal 2003 was $0.1 million compared to $0.6 million in the same quarter last year. The decrease was due to the repurchase of the Senior Notes in August 2002 and the related reduction of interest expense.


Other (Income), Net

Other (income), net was $0.7 million and $1.8 million for the second quarter of Fiscal 2003 and Fiscal 2002, respectively, resulting in a decrease of $1.1 million. Last year's second quarter included an arbitration award of $1.2 million.


Income Taxes

The Company's provision for income taxes was $0.5 million for the second quarter of Fiscal 2003 compared to a provision of $0.1 million for the second quarter of Fiscal 2002. In general, the Company's annual effective income tax rate is largely a function of the amounts of income and loss attributed to both domestic and foreign operations, the application of their respective statutory tax rates, and the utilization of available net operating loss carryforwards to reduce taxable income.

Net Income (Loss)

As a result of the matters described above, the Company had net income of $2.1 million, or $0.07 per diluted share, for the second quarter of Fiscal 2003 as compared to a net loss of $1.6 million, or $0.06 per share, for the second quarter of Fiscal 2002.


Six Months Ended December 28, 2002 Compared to the Six Months Ended December 29, 2001

Net Sales

Net sales for the six months ended December 28, 2002 ("Fiscal 2003 YTD") were $92.0 million, an increase of $19.8 million, or 27.5%, as compared to net sales for the six months ended December 29, 2001 ("Fiscal 2002 YTD"). RSD sales for Fiscal 2003 YTD were $74.7 million, an increase of $23.3 million, or 45.4%, as compared to Fiscal 2002 YTD. This growth was in large part due to new digital product sales, sales of Polaroid branded single use and traditional cameras, new accounts and organic growth from existing accounts due to sell through and new product introductions. DMS sales were $17.3 million, a decrease of $3.5 million, or 16.7%, as compared to Fiscal 2002 YTD. The decrease was primarily due to the previously disclosed expiration of certain contracts, partially offset by sales to Fuji, Kodak, Legend and Visioneer.

Net sales of the Company's operations in Asia for Fiscal 2003 YTD were $19.8 million, a decrease of $1.7 million, or 8.1%, as compared to Fiscal 2002 YTD. DMS sales comprised $17.3 million of the $19.8 million sales in Asia. The remaining $2.5 million were comprised of RSD sales that were primarily attributable to digital product sales to new customers.

Net RSD sales of the Company's operations in the Americas for Fiscal 2003 YTD were $51.8 million, an increase of $15.1 million, or 41.2%, as compared to the same period last year. The increase in RSD net sales was due in large part to new digital product sales, sales of Polaroid branded single use and traditional cameras, new accounts and organic growth from existing accounts due to sell through and new product introductions.

Net RSD sales of the Company's operations in Europe for Fiscal 2003 YTD were $20.4 million, an increase of $6.4 million, or 46.8%, as compared to Fiscal 2002 YTD. This increase was primarily attributable to the introduction of new digital products to new and existing RSD customers.


Gross Profit

Gross profit for Fiscal 2003 YTD was $17.2 million, or 18.7% of net sales, versus $13.1 million, or 18.1% of net sales in Fiscal 2002 YTD. This year included $0.8 million of additional air freight costs due to the Dockworkers' labor dispute and last year included $1.8 million related to an inventory provision in conjunction with Polaroid Corporation's filing for bankruptcy protection under Chapter 11 of the US Bankruptcy Code. Fiscal 2003 YTD gross profit margins (gross profit expressed as a percentage of net sales) were negatively impacted by changes to our product mix as a result of higher digital camera sales, offset by efficiency gains and positive labor and overhead absorption in manufacturing. Product development expenses were approximately $4.0 million for both fiscal years, representing 4.3% of net sales this year and 5.9% of net sales last year.

Our product mix, which historically consisted almost entirely of traditional and single use cameras, has changed significantly during the first six months of Fiscal 2003 wherein digital products contributed almost 50% of total net sales. Digital products, as compared to traditional and single use cameras, sell at significantly higher unit prices but typically generate lower gross profit margins. However, digital products generate greater gross profit dollars per unit than traditional and single use cameras. Consequently, as digital products increase as a percentage of our sales mix, we expect to experience a lower overall gross profit margin percentage and higher revenue and gross profit dollars per unit sold.

In addition, as we manufacture more digital products, we increase the risk of gross profit fluctuations due to digital component availability and increased costs. Since component availability can fluctuate and is subject to possible procurement delays and other constraints, it could negatively impact net profits, net sales and gross margins. Digital camera products are also subject to relatively more rapid technological changes, price erosion and obsolescence than traditional camera products. Because of highly competitive markets and rapid technological changes, the market prices of some of our digital camera products may decline relatively rapidly and some of our digital products may become obsolete. Accordingly, we record inventory provisions which value our inventories at the lower of cost or market value based on prevailing market prices.

Operating Expenses


Selling expenses for Fiscal 2003 YTD were $4.0 million, or 4.4% of net sales. For the same period last year, selling expenses were $3.2 million, or 4.4% of net sales. The increase was primarily due to additional sales and marketing personnel.

General and administrative expenses for Fiscal 2003 YTD were $9.5 million, or 10.4% of net sales. This compares to $12.2 million, or 16.9% of net sales last year. Fiscal 2002 YTD G&A expenses included $3.6 million relating to a Kmart bad debt provision, a charitable contribution for the September 11, 2001 terrorist attack and a Polaroid provision due to the Polaroid bankruptcy. Fiscal 2003 YTD G&A expenses included a $0.5 million reduction in expense due to the payment from Polaroid in settlement of Concord's outstanding Polaroid claims related to the Polaroid bankruptcy filing. The remaining elements of G&A expenses increased primarily due to additional staffing, some increased costs and other costs associated with the Company's growth.

There were no variable stock-based compensation expenses in Fiscal 2003 YTD as compared to last year which included $1.7 million. See Note 5 - Exchange Offer in the accompanying Notes to Condensed Consolidated Financial Statements.

Interest expense for Fiscal 2003 YTD was $0.8 million, versus $1.3 million last year, a decrease of $0.5 million. The decrease relates to the repurchase of the Senior Notes described herein.


Other (Income), Net

Other (income), net was $1.0 million and $2.4 million for Fiscal 2003 YTD and Fiscal 2002 YTD, respectively, resulting in a decrease of $1.4 million. Last year included a $1.2 million arbitration award and also included higher investment income. This was partially offset by higher foreign currency gains this year.


Income Taxes

The Company's provision for income taxes was $0.3 million for Fiscal 2003 YTD compared to a benefit of $28,000 for Fiscal 2002 YTD. In general, the Company's effective income tax rate is largely a function of the amounts of income and loss attributed to both domestic and foreign operations, the application of their respective statutory tax rates, and the utilization of available net operating loss carryforwards to reduce taxable income.


Net Income (Loss)

As a result of the matters described above, the Company had net income of $3.5 million, or $0.12 per diluted share, for Fiscal 2003 YTD as compared to a net loss of $2.8 million, or $0.10 per share, for Fiscal 2002 YTD.

Liquidity and Capital Resources

On January 22, 2002, the SEC issued an interpretive release on disclosures related to liquidity and capital resources. This release requires us to disclose factors that are likely to affect our liquidity trends. We are not aware of factors that are reasonably likely to adversely affect liquidity trends, other than those factors summarized under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for Fiscal 2002. We do not have, nor do we engage in, transactions with any special purpose entities. We are not engaged in hedging activities and had no forward exchange contracts outstanding at December 28, 2002. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States, and are more fully discussed below.

We believe that our cash and cash equivalents, anticipated cash flow from operations, and amounts available under our credit facilities provide sufficient liquidity and capital resources for our anticipated short-term working capital and capital expenditure requirements as well as our anticipated long-term working capital and capital expenditure requirements for the foreseeable future.

Working Capital - At December 28, 2002, we had working capital of $115.2 million compared to $128.4 million at June 29, 2002, a decrease of $13.2 million. The decrease was primarily attributed to the change in cash and cash equivalents which decreased by $20.9 million from $103.9 million at June 29, 2002 to $83.0 million at December 28, 2002, partially offset by favorable changes to certain other working capital accounts. The decrease in cash and cash equivalents was primarily attributable to (i) the August 2002 repurchase of our $15.0 million Senior Notes at slightly below par, without penalty, (ii) pre-paying $4.0 million in conjunction with the Polaroid "brand" license agreements, and (iii) purchases of property, plant and equipment of $2.5 million.

Cash Used in Operations - Cash used in operations during Fiscal 2003 YTD was $4.0 million, which compared unfavorably to cash provided by operations of $3.2 million for the comparable period during Fiscal 2002 YTD. The change in cash used in operating activities for Fiscal 2003 YTD was primarily attributable to an increase in inventories in anticipation of sales in the third quarter of Fiscal 2003 and an increase in accounts receivable due to significant sales growth in the second quarter of Fiscal 2003.

Cash Used in Investing Activities - Purchases of property, plant and equipment for Fiscal 2003 YTD and Fiscal 2002 YTD were $2.5 million and $0.8 million, respectively. The increase was primarily a result of higher expenditures on plant and equipment purchases for our manufacturing facility in the PRC. We anticipate capital expenditures will increase substantially over Fiscal 2002 due to increased investments in plant and equipment at our manufacturing facility in the PRC in anticipation of increased net sales in Fiscal 2003. The decrease in cash provided from investing activities during Fiscal 2003 YTD resulted from the Company having no short-term investments during that period, whereas in Fiscal 2002, the Company received cash proceeds when certain short-term investments made in Fiscal 2001 that matured in Fiscal 2002 YTD.

Cash Used in Financing Activities - Cash used in financing activities for Fiscal 2003 YTD was $14.4 million. This resulted from the repurchase of the Senior Notes partially offset by proceeds received from the exercise of stock options and warrants. Cash provided by financing activities for Fiscal 2002 YTD was $3.6 million, which was primarily attributable to borrowings on short term debt and proceeds from the exercise of stock options partially offset by the repayment of certain capital leases.

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

Hong Kong Financing Facilities - Our Hong Kong subsidiary, Concord Camera HK Limited, ("Concord HK"), has various financing and revolving credit facilities in place providing an aggregate of $23.5 million in borrowing capacity. Certain of the revolving credit facilities are denominated in Hong Kong Dollars. Since 1983 the Hong Kong Dollar has been pegged to the United States Dollar. The revolving credit facilities are comprised of 1) an approximate $11.0 million Import Facility, 2) an approximate $2.6 million Packing Credit and Export Facility, 3) an approximate $1.9 million Foreign Exchange Facility and 4) an $8.0 million Accounts Receivable Financing Facility (collectively the "Hong Kong Financing Facilities"). The $8.0 million Accounts Receivable Financing Facility is secured by certain accounts receivable of Concord HK. Concord Camera Corp. guarantees the Hong Kong Financing Facilities. Availability under the Accounts Receivable Financing Facility is subject to advance formulas based on Eligible Accounts Receivable and all the credit facilities are subject to certain financial ratios and covenants. The revolving credit facilities bear interest at variable rates. At December 28, 2002, there were no amounts outstanding under the Hong Kong Financing Facilities.

United Kingdom Credit Facility - In November 1999, our United Kingdom ("UK") subsidiary obtained a credit facility from a UK financial institution (the "UK Facility") that is secured by substantially all of our UK subsidiary's assets. The UK Facility bears interest at 1.5% above the UK prime lending rate and allows borrowings of up to approximately $1.1 million. At December 28, 2002, there were no amounts outstanding under the UK Facility.

Senior Notes - See Note 4 - Senior Notes, in the accompanying Notes to Condensed Consolidated Financial Statements.

License Agreement - See Note 9 - Commitments, in the accompanying Notes to Condensed Consolidated Financial Statements.


Outlook

For the third quarter of Fiscal 2003, we anticipate revenues in the range of $32 to $35 million and net income to be breakeven, before non-cash variable stock option expense.


Growth Opportunities

We are evaluating various growth opportunities that could require significant funding commitments. We have from time to time held, and will continue to hold, discussions and negotiations with (i) companies that represent potential acquisition or investment opportunities, (ii) potential strategic and financial investors who have expressed an interest in making an investment in or acquiring us, (iii) potential joint venture partners looking toward formation of strategic alliances that would broaden our product base or enable us to enter new lines of business and (iv) potential new and existing DMS customers where the design, development and production of new products, including certain new technologies, would enable us to expand our existing business, and enter new markets including new ventures focusing on new technologies. However, there can be no assurance that any definitive agreement will be reached regarding any of the foregoing, nor does management believe that such agreements are necessary for the successful implementation of our strategic plans.

Forward-Looking Statements

The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as: "estimates," "projects," "anticipates," "expects," "intends," "believes," "plans," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors. For a discussion of some of the factors that could cause actual results to differ, see the discussion under "Risk Factors" contained in the Company's most recent Annual Report filed with the SEC on Form 10-K for Fiscal 2002 and subsequently filed reports. Management wishes to caution the reader that these forward-looking statements, such as statements regarding the development of the Company's business, the Company's anticipated revenues or capital expenditures, projected profits and other statements contained in this report regarding matters that are not historical facts, are only estimates or predictions. No assurance can be given that future results will be achieved. Actual events or results may differ materially as a result of risks facing the Company or actual results differing from the assumptions underlying such statements. In particular, anticipated revenues could be adversely affected by production difficulties or economic conditions negatively affecting the market for the Company's products. Obtaining the results expected from the introduction of the Company's new products will require timely completion of development, successful ramp-up of full-scale production on a timely basis and customer and consumer acceptance of those products. In addition, the Company's DMS agreements require an ability to meet high quality and performance standards, successful implementation of production at greatly increased volumes and an ability to sustain production at greatly increased volumes, as to all of which there can be no assurance. There also can be no assurance that products under development will be successfully developed or that once developed such products will be commercially successful. Any forward-looking statements contained in this report represent the Company's estimates only as of the date of this report, or as of such earlier dates as are indicated herein, and should not be relied upon as representing its estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, it specifically disclaims any obligation to do so, even if its estimates change.

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

At December 28, 2002, our exposure to changes in interest rates was minimal, since we had no long-term or short-term debt outstanding. However, we do borrow from time to time under our credit facilities. These borrowings are of a short-term nature typically subject to variable interest rates based on a prime rate or LIBOR plus or minus a margin. Since we have no debt outstanding, we do not deem interest rate risk to be significant or material to our financial position or results of operations. We do not presently use derivative instruments to adjust our interest rate risk profile. We do not utilize financial instruments for trading or speculative purposes, nor do we utilize leveraged financial instruments.

Each of our foreign subsidiaries purchases the majority of their finished goods inventories in U.S. Dollars and certain of their sales are in foreign currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. We purchase certain components, raw materials and services needed to manufacture our products in foreign currencies including Japanese Yen. The impact of foreign exchange transactions is reflected in our statements of operations. As of December 28, 2002, we were not engaged in any hedging activities and we had no forward exchange contracts outstanding. See Note 1 - Basis of Presentation, in the accompanying Notes to Condensed Consolidated Financial Statements.


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

   3.2        Restated By-Laws, as amended through December                Filed herewith.
              4, 2002

   10.1       Amendment No. 5, dated as of December 2, 2002,               Filed herewith.
              to Amended and Restated Employment Agreement
              dated as of May 1, 1997, between Ira B.
              Lampert and the Company

   10.2       Terms of Employment between Keith L. Lampert                 Filed herewith.
              and the Company, effective as of November 11,
              2002

   10.3       Amendment, dated as of November 20, 2002, to                 Filed herewith.
              Terms of Employment dated as of January 1,
              2000, between Brian F. King and the Company

   10.4       Amendment, dated as of November 20, 2002, to                 Filed herewith.
              Terms of Employment dated as of January 1,
              2000, between Urs W. Stampfli and the Company

   10.5       Amended and Restated 1995 Annual Incentive                   Filed herewith.
              Compensation Plan, as amended through
              September 4, 2002

   10.6       Restated 2002 Long Term Cash Incentive Plan                  Filed herewith.

   10.7       Restated Flexible Perquisite Spending Account                Filed herewith.
              Program for Key Executives

   10.8       Tenancy Agreement, dated September 18, 2002,                 Filed herewith.
              between Southnice Investments Limited and
              Concord Camera HK Limited

   10.9       Third Amendment, dated January 6, 2003, to                   Filed herewith.
              Lease dated as of August 12, 1998, between CRD
              Presidential, LLC and the Company

   99.1       Certification of Chief Executive Officer                     Filed herewith.
              pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002

   99.2       Certification of Chief Financial Officer                     Filed herewith.
              pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002


(b)      Reports on Form 8-K

The registrant did not file any reports on Form 8-K during the quarter ended December 28, 2002.








                                S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CONCORD CAMERA CORP.
                  ------------------------------------------------
                                   (Registrant)


                  By:       /s/  Richard M. Finkbeiner
                     ---------------------------------------------
                                   (Signature)
                              Richard M.Finkbeiner
                              Senior Vice President and
                              Chief Financial Officer


                 DULY AUTHORIZED AND PRINCIPAL FINANCIAL OFFICER
                             DATE: February 6, 2003

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

                  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  February 6, 2003
                                    /s/  Ira B. Lampert
                                    -------------------------------------------
                                    Ira B. Lampert, Chief Executive Officer

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

                  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  February 6, 2003
                                /s/  Richard M. Finkbeiner
                                -----------------------------------------------
                                Richard M. Finkbeiner, Chief Financial Officer