Form 10-Q
period 2003-03-29
CONCORD CAMERA CORP
filed 2003-05-12
CIK 831861

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 29, 2003
                                        --------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to ___________

                         Commission file number 0-17038
                                                -------

                              Concord Camera Corp.
             (Exact name of registrant as specified in its charter)


                     New Jersey                     13-3152196
              ---------------------------     ----------------------
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)              Identification No.)


     4000 Hollywood Blvd. 6th Floor, North Tower, Hollywood, Florida 33021
     ---------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


                                 (954) 331-4200
                                 ---------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


     Yes  X       No
        -----        ----



Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes  X       No
        -----        ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, no par value - 27,940,759 shares as of May 1, 2003

                                      Index

                      Concord Camera Corp. and Subsidiaries



Part I.  Financial Information                                                          Page No.
                                                                                        --------

Item 1.   Financial Statements (Unaudited)

                Condensed consolidated balance sheets as of
                March 29, 2003 and June 29, 2002...................................            3

                Condensed consolidated statements of operations for the
                quarter and nine months ended March 29, 2003
                and March 30, 2002...................................................          4

                Condensed consolidated statements of cash flows for the nine
                months ended March 29, 2003 and March 30, 2002.......................          5

                Notes to condensed consolidated financial statements.................          6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................................         12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.................         20

Item 4.   Controls and Procedures....................................................         20

Part II.  Other Information

Item 1.   Legal Proceedings..........................................................         22

Item 4.   Submission of Matters to a Vote of Security Holders........................         22

Item 6.   Exhibits and Reports on Form 8-K...........................................         22

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS (Unaudited)

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

                                                                       March 29,   June 29,
                                                                         2003        2002
                                                                      ---------    ---------
                                Assets                                     (Unaudited)
                                ------
Current Assets:
     Cash and cash equivalents                                        $  33,816    $ 103,868
     Short-term investments                                              49,906           --
     Accounts receivable, net                                            19,352       22,984
     Inventories                                                         34,355       22,485
     Prepaid expenses and other current assets                            3,948        4,194
                                                                      ---------    ---------
                           Total current assets                         141,377      153,531
Property, plant and equipment, net                                       20,779       20,985
Goodwill, net                                                             3,721        3,721
Other assets                                                             25,313       19,839
                                                                      ---------    ---------
Total assets                                                          $ 191,190    $ 198,076
                                                                      =========    =========
                 Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable                                                 $  15,398    $  12,502
     Accrued expenses                                                     8,885       12,013
     Other current liabilities                                            1,664          634
                                                                      ---------    ---------
                           Total current liabilities                     25,947       25,149
Senior notes                                                                 --       14,934
Other long-term liabilities                                              10,679        8,837
                                                                      ---------    ---------
Total liabilities                                                        36,626       48,920
Commitments and contingencies
Stockholders' equity:
     Blank check preferred stock, no par value
     1,000 shares authorized, none issued                                    --           --
     Common stock, no par value, 100,000 shares
     authorized; 29,458 and 29,029 shares issued
     as of March 29, 2003 and June 29, 2002, respectively               141,092      140,547
     Paid-in capital                                                      4,507        4,412
     Deferred stock-based compensation                                     (232)        (332)
     Notes receivable arising from common stock purchase agreements          --           (1)
     Retained earnings                                                   13,400        8,667
     Accumulated other comprehensive loss                                   (66)          --
                                                                      ---------    ---------
                                                                        158,701      153,293
     Less: treasury stock, at cost, 1,543 shares                         (4,137)      (4,137)
                                                                      ---------    ---------
Total stockholders' equity                                              154,564      149,156
                                                                      ---------    ---------
Total liabilities and stockholders' equity                            $ 191,190    $ 198,076
                                                                      =========    =========

See accompanying notes.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

                               For the quarter ended         For the nine months ended
                             -------------------------       -------------------------
                              March 29,      March 30,       March 29,       March 30,
                                2003           2002            2003            2002
                             ---------       ---------       ---------       ---------
Net sales                    $  36,246       $  26,422       $ 128,268       $  98,574
Cost of products sold           27,854          24,615         102,686          83,696
                             ---------       ---------       ---------       ---------
Gross profit                     8,392           1,807          25,582          14,878
Selling expenses                 1,886           1,432           5,896           4,586
General and
administrative expenses          5,367           4,071          14,914          16,252
(Recovery) of operating
expenses, net                       --          (1,150)             --          (1,150)
Variable stock-based
compensation expenses               --           1,169              --           2,825
Interest expense                   206             570           1,030           1,864
Other (income), net               (464)           (320)         (1,429)         (2,682)
                             ---------       ---------       ---------       ---------
Income (loss) before
income taxes                     1,397          (3,965)          5,171          (6,817)

Provision (benefit) for
income taxes                       140            (617)            438            (646)
                             ---------       ---------       ---------       ---------
Net income (loss)            $   1,257       $  (3,348)      $   4,733       $  (6,171)
                             =========       =========       =========       =========

Basic earnings (loss)
per common share             $    0.05       $   (0.12)      $    0.17       $   (0.23)
                             =========       =========       =========       =========
Diluted earnings (loss)
per common share             $    0.04       $   (0.12)      $    0.16       $   (0.23)
                             =========       =========       =========       =========

Weighted average
common shares
outstanding - basic             27,915          27,442          27,858          27,425

Dilutive effect of
common stock options             1,627              --           1,561              --
                             ---------       ---------       ---------       ---------
Weighted average
common shares
outstanding - diluted           29,542          27,442          29,419          27,425
                             =========       =========       =========       =========

See accompanying notes.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)


                                                                    For the nine months ended
                                                                   -------------------------
                                                                    March 29,      March 30,
                                                                      2003           2002
                                                                   ---------       ---------
Cash flows from operating activities:
Net income (loss)                                                  $   4,733       $  (6,171)
     Adjustments to reconcile net income (loss) to net cash
         (used in) provided by operating activities:
     Depreciation and amortization                                     4,636           4,626
     Write-off of deferred finance costs                                 303              --
     Non cash compensation expense                                        --           2,873
     Reversal of net accrued product costs                            (2,234)             --
     Provision for inventory                                              --           1,011
     Provision for doubtful accounts                                      --           2,283
         Changes in operating assets and liabilities:
         Accounts receivable                                           3,632           4,432
         Inventories                                                 (11,870)          5,897
         Prepaid expenses and other current assets                     1,246            (546)
         Other assets                                                 (5,077)         (3,170)
         Accounts payable                                              2,896          (8,309)
         Accrued expenses                                               (893)         (3,770)
         Other current liabilities                                        30            (171)
         Other liabilities                                               842           1,786
                                                                   ---------       ---------
     Net cash (used in) provided by operating activities              (1,756)            771
                                                                   ---------       ---------
Cash flows from investing activities:
     Purchases of property, plant and equipment                       (3,899)         (1,427)
     Purchases of available-for-sale investments                     (50,008)             --
     Proceeds from maturities of held-to-maturity investments             --          49,869
                                                                   ---------       ---------
     Net cash (used in) provided by investing activities             (53,907)         48,442
                                                                   ---------       ---------
Cash flows from financing activities:
Principal repayment of senior notes                                  (14,934)             --
Net principal repayments under capital lease obligations                  --            (504)
Net proceeds from issuance of common stock                               545             351
                                                                   ---------       ---------
Net cash used in financing activities                                (14,389)           (153)
                                                                   ---------       ---------
Net (decrease) increase in cash and cash equivalents                 (70,052)         49,060

Cash and cash equivalents at beginning of period                     103,868          57,475
                                                                   ---------       ---------

Cash and cash equivalents at end of period                         $  33,816       $ 106,535
                                                                   =========       =========

See accompanying notes

                     CONCORD CAMERA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                 March 29, 2003
                                  (Unaudited)

Note 1 - Basis of Presentation:
-------------------------------

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 29, 2003 ("Third Quarter Fiscal 2003") are not necessarily indicative of the results that may be expected for the fiscal year ending June 28, 2003 ("Fiscal 2003"). The balance sheet at June 29, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Concord Camera Corp. and subsidiaries (the "Company") manage their business on the basis of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2002 ("Fiscal 2002").

Foreign Currency Transactions

The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, European Euro, British Pound Sterling, People's Republic of China Renminbi, Hong Kong Dollar and Japanese Yen. Each of the Company's foreign subsidiaries purchases the majority of its finished goods inventories in U.S. Dollars and the majority of the Company's net sales are in U.S. Dollars. Accordingly, the U.S. Dollar is the functional currency. Certain net sales to customers and purchases of certain components and services are transacted in local currency, including Japanese Yen, thereby creating an exposure to fluctuations in foreign currency exchange rates. The remeasurement from the applicable currencies to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains or losses resulting from foreign currency transactions and remeasurement are included in "Other (income), net" in the accompanying condensed consolidated statements of operations.

Hedging Activities

As of March 29, 2003, the Company was not engaged in any hedging activities and there were no forward exchange contracts outstanding.

Short-term Investments

At March 29, 2003, the Company's "Short-term investments", as classified in the accompanying condensed consolidated balance sheets, consisted of fixed income funds that invest in debt securities and are considered available-for-sale securities. Investments in marketable securities not classified as held-to-maturity or trading are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of other comprehensive income (loss). Realized gains and losses, interest and dividends are included in investment income (loss) which is included in "Other (income), net" in the accompanying condensed consolidated statements of operations. As of March 29, 2003, the gross cost, unrealized holding loss, and fair value of the investments were $50.0 million, $0.1 million, and $49.9 million, respectively. Dividend income of $0.2 million was included in "Other (income), net" for the quarter and nine months ended March 29, 2003.

Comprehensive Income (Loss)

Comprehensive income (loss) which is included as a component of accumulated other comprehensive income (loss) reported in the accompanying condensed consolidated balance sheets, consists of unrealized gains and losses on marketable securities, which are classified as available-for-sale investments. Such gains and losses are excluded from net income (loss). As of March 29, 2003, amounts classified as "Accumulated other comprehensive loss" in the accompanying condensed consolidated balance sheets consisted solely of gross unrealized losses on available-for-sale securities of $102,000, less taxes of $36,000, for a net loss of $66,000. See Note 1 - Short-term Investments.

Income Taxes

The Company estimates its effective tax rate base upon the projected consolidated annual effective income tax rate. This rate is largely a function of the amounts of income and loss attributed to both domestic and foreign operations, the application of their respective statutory tax rates and the anticipated utilization of available net operating loss carryforwards used to reduce taxable income. During the quarter and nine months ended March 29, 2003, a significant portion of the Company's income has been generated in Hong Kong, where the statutory tax rate is 8%.

Historically, the Company has recorded a full valuation allowance on deferred tax assets related to net operating loss carryforwards in certain European jurisdictions. This valuation allowance was based upon management's assessment as to their realizability. Based upon these European operations' ability to generate taxable income during Fiscal 2003, management anticipates utilizing a portion of these net operating loss carryforwards. As these European operations generate taxable income, the Company effectively reduces a portion of the valuation allowance based upon management's assessment of the ultimate realizability of the deferred tax assets.

Reclassifications

Certain amounts in the prior year have been reclassified to conform to the current year presentation. See Note 2 - Recently Issued Accounting Pronouncements, below.


Note 2 - Recently Issued Accounting Pronouncements:
---------------------------------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities." FASB Interpretation No. 46 requires consolidation of a variable interest entity if a company's variable interest absorbs a majority of the entity's losses or receives a majority of the entity's expected residual returns, or both. Because the Company does not have any variable interest entities, no additional disclosures are required and FASB Interpretation No. 46 will not have a material impact on the Company's condensed consolidated financial statements.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide for alternative methods of transition for an entity that changes to the fair value method of accounting for employee stock-based compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require expanded disclosure including significant interim period disclosures of the effects of an entity's accounting policy with respect to stock-based employee compensation. SFAS No. 148 which became effective in the Third Quarter Fiscal 2003 is not expected to have a material impact on its consolidated financial statements, as the Company has not adopted the fair value method for employee stock-based compensation. See Note 6 - Stock Option Plans.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" which requires guarantors to make significant new disclosures and requires certain guarantees to be recorded at fair value. FASB Interpretation No. 45 disclosure requirements are effective for periods ending after December 15, 2002 and for guarantees issued or modified after December 31, 2002. Because the Company has no material guarantees, no additional disclosures are required and FASB Interpretation No. 45 is not expected to have a material impact on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Per SFAS No.145, a gain or loss from the extinguishment of debt should not be classified as extraordinary if it does not meet the criteria for classification as an extraordinary item under APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 is effective for financial statements issued after May 15, 2002. Accordingly, the Company has recorded a loss of $0.3 million associated with the write-off of deferred finance costs on the repurchase of its Senior Notes under the caption "Interest expense" in the accompanying condensed consolidated statement of operations for the nine months ended March 29, 2003. See Note 4 - Senior Notes.


Note 3 - Inventories:
---------------------

Inventories consist of the following:
(amounts in thousands)
                                                  March 29,    June 29,
                                                    2003         2002
                                                   -------      -------

      Raw materials, components, and work-in-
      process                                      $17,265      $16,197

      Finished goods                                17,090        6,288
                                                   -------      -------

      Total inventories                            $34,355      $22,485
                                                   =======      =======


Note 4 - Senior Notes:
----------------------

On August 15, 2002, the Company repurchased its $15 million, 11% Senior Notes. The Company paid slightly below par to repurchase and cancel the Senior Notes. At the time of repurchase, the Company incurred $0.3 million of expenses associated with the write-off of deferred finance costs related to the Senior Notes, which was included in interest expense in the accompanying condensed consolidated statements of operations for the nine months ended March 29, 2003.


Note 5 - Exchange Offer:
------------------------

On August 28, 2001, the Company initiated an offer to exchange outstanding stock options with an exercise price of more than $7.00 per share for new options to purchase 75% of the shares subject to the outstanding options at an exercise price of $5.97 per share (the closing price of the Common Stock as reported on the Nasdaq National Market on the date the Board of Directors approved the exchange offer.) The exchange offer expired on October 16, 2001. Options to purchase 1,375,876 shares of Common Stock were tendered in the exchange offer and accepted by the Company for cancellation and new options to purchase 1,031,908 shares of no par value common stock ("Common Stock") were issued in exchange therefor. As a result of the exchange offer, the Company is required to apply variable accounting to these stock options until they are exercised, cancelled or expired. For the third quarter and nine months ended March 29, 2003, the Company did not record any variable stock-based compensation expense in the accompanying condensed consolidated statements of operations because the Company's ending Common Stock price on March 29, 2003 was below the exercise price of the repriced stock options. For the quarter and nine months ended March 30, 2002, the Company incurred $1.2 million and $2.8 million, respectively, of variable stock-based compensation expense.

Note 6 - Stock Option Plans:
----------------------------

For purposes of pro forma disclosures under SFAS No. 123 as amended by SFAS No. 148, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. The following table illustrates the effect on net income (loss) and earning (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

                                                             For the quarter ended       For the nine months ended
                                                             -----------------------     -----------------------
                                                             March 29,     March 30,     March 29,     March 30,
                                                               2003          2002          2003          2002
                                                             ---------     ---------     ---------     ---------
Net income (loss), as reported                               $   1,257     $  (3,348)    $   4,733     $  (6,171)
Add: variable stock-based  compensation  expenses, net of
     related tax effects,  included in the  determination
     of net income (loss) as reported                               --           987            --         2,557
Deduct:  total stock-based compensation
     expense determined under fair value based
     method for all awards, net of related tax effects            (586)         (462)       (1,360)       (2,694)
                                                             ---------     ---------     ---------     ---------
Pro forma net income (loss)                                  $     671     $  (2,823)    $   3,373     $  (6,308)
                                                             =========     =========     =========     =========

Earnings (loss) per share:
     Basic - as reported                                     $    0.05     $   (0.12)    $    0.17     $   (0.23)
                                                             ---------     ---------     ---------     ---------
     Basic - pro forma                                       $    0.02     $   (0.10)    $    0.12     $   (0.23)
                                                             ---------     ---------     ---------     ---------
     Diluted - as reported                                   $    0.04     $   (0.12)    $    0.16     $   (0.23)
                                                             ---------     ---------     ---------     ---------
     Diluted - pro forma                                     $    0.02     $   (0.10)    $    0.11     $   (0.23)
                                                             =========     =========     =========     =========


Note 7 - Other Items:
---------------------

During the fourth quarter of Fiscal 2001, the Company announced a restructuring and cost containment initiative ("Restructuring Initiative"), which consisted of facilities consolidation, the closure of the Company's single use camera short run labeling facility in the United States, and the termination of approximately 71 employees primarily employed in manufacturing, engineering, sales and marketing and administration functions. The Restructuring Initiative was fully implemented by the end of Fiscal 2002. During the quarter and nine months ended March 30, 2002, the Company implemented elements of its Restructuring Initiative and incurred approximately $0.2 million and $0.8 million, respectively, in payments related to personnel redundancy costs and facilities consolidation.

During the third quarter of Fiscal 2003, the Company favorably resolved a disputed claim with a design and manufacturing services ("DMS") customer. Over the course of a 30 month DMS supply agreement, which expired in January 2002, the Company recorded certain accrued assets and liabilities. The favorable resolution resulted in a reversal of these accrued assets and liabilities with a corresponding reduction of cost of products sold of $2.2 million recorded in the accompanying condensed consolidated statements of operations for the quarter and nine months ended March 29, 2003.

During the third quarter of Fiscal 2002, the Company recognized a provision for inventory of approximately $2.3 million principally related to the rationalization of sub-one megapixel digital inventory comprised of components and finished goods. The Company recorded the provision for inventory in cost of products sold in the accompanying condensed consolidated statements of operations for the quarter and nine months ended March 30, 2002.

During the first quarter of Fiscal 2002, the Company recognized a provision related to accounts receivable of $1.6 million, and a provision related to inventory of $1.8 million. Both of these provisions related to Polaroid Corporation ("Polaroid"), which filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 12, 2001, and were included in general and administrative expenses and cost of products sold, respectively, in the accompanying condensed consolidated statements of operations for the nine months ended March 30, 2002. As a result of inventory sales to Polaroid, in the third quarter of Fiscal 2002, the Company recorded approximately $0.8 million of income by reducing part of the $1.8 million provision. In the first quarter of Fiscal 2003, in settlement of Concord's outstanding claims related to the Polaroid bankruptcy, we recorded as a reduction of general and administrative expenses a $0.5 million payment.

During the second quarter of Fiscal 2002, the Company recorded a $1.0 million accounts receivable provision related to Kmart Corporation which filed for protection under Chapter 11 of the U.S. Bankruptcy Code on January 22, 2002. In the third quarter of Fiscal 2002, the Company recorded a recovery of approximately $0.3 million associated with the sale to a third party of the Kmart accounts receivable. The initial provision for doubtful accounts recorded in the second quarter of Fiscal 2002 and subsequent recovery in the third quarter of Fiscal 2002 were included in general and administrative expenses in the accompanying statements of operations.


Note 8 - (Recovery) of Operating Expenses, Net:
-----------------------------------------------

In April 2002, the Company uncovered a fraudulent scheme including check forgery by a former employee, which resulted in the embezzlement of approximately $1.3 million over an eighteen-month period ending in April 2002, the preponderance of which occurred in Fiscal 2002. The Company's investigation confirmed that the former employee acted alone and the misappropriated funds have been identified. The Company expects to recover the full amount of the embezzlement from a combination of insurance proceeds and assets secured and to be recovered from the individual. Accordingly, the Company has recorded accrued receivables, net of cash recoveries, of approximately $1.0 million and $1.2 million in prepaid and other current assets in the accompanying condensed consolidated balance sheets as of March 29, 2003 and June 29, 2002, respectively. In addition, the Company recorded under the caption "(Recovery) of operating expenses, net" in the accompanying condensed consolidated statement of operations for Fiscal 2002, approximately $1.2 million related to the recovery, which is net of approximately $0.1 million of expenses related to the investigation and recovery efforts. The entire amount of the recovery was recorded in the third quarter of Fiscal 2002 due to the fact that it was impractical to determine the impact on Fiscal 2002 quarterly periods. The embezzled amounts relating to the prior fiscal year were not significant.


Note 9 - Litigation:
--------------------

In July 2002, a class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be shareholders of the Company. The Company filed a motion to dismiss the lawsuit on August 30, 2002. The complaint was dismissed by the Court in December 2002 in response to the motion to dismiss filed by the Company. In January 2003, an amended class action complaint was filed adding certain of the Company's current and former directors as defendants. The lead plaintiffs in the amended complaint seek to act as representatives of a class consisting of all persons who purchased the Company's Common Stock (i) issued pursuant to the Company's September 26, 2000 secondary offering (the "Secondary Offering") or (ii) during the period from September 26, 2000 through June 22, 2001, inclusive (the "Class Period"). The amended complaint asserts, among other things, that the Company made untrue statements of material fact and omitted to state material facts necessary to make statements made not misleading in the Registration Statement and Prospectus issued in connection with the Secondary Offering, in periodic reports it filed with the Securities and Exchange Commission and in press releases it made to the public regarding its operations and financial results. The allegations are centered around claims that the Company failed to disclose that the transaction with then customer, KB Gear Interactive, Inc. ("KB Gear"), was a highly risky transaction, claims that throughout the Class Period the Company failed to disclose that a large portion of its accounts receivable was represented by a delinquent and uncollectible balance due from then customer, KB Gear, and claims that such failures artificially inflated the price of the Common Stock. The amended complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The Company intends to vigorously defend the lawsuit and filed a motion to dismiss the amended complaint on April 18, 2003. The lawsuit is in the earliest stage and discovery has not yet commenced. Although the Company believes this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained. On September 17, 2002, the Company was advised by the staff of the Securities and Exchange Commission that it is conducting an informal inquiry related to the matters described above. On October 15, 2002, the staff of Nasdaq requested certain information and materials related to the matters described above and as to matters related to the previously reported embezzlement of Company funds by a former employee, uncovered in April 2002.

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


Note 10 - Commitments and Contingencies:
----------------------------------------

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

In May 2003, the Company received notification from a third party alleging that certain of the Company's digital products, as well as those of other companies, infringe upon their patents. The letter requests the Company to engage in discussions regarding the alleged infringement and a licensing arrangement. Discussions have not yet commenced and consequently it is premature to ascertain the legitimacy or materiality of the alleged infringement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the fiscal year ended June 29, 2002 ("Fiscal 2002") consolidated financial statements, and the related notes thereto, of Concord Camera Corp. and subsidiaries ("Concord" or the "Company"). Except for historical information contained herein, the matters discussed below are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to economic, governmental, political, competitive and technological factors affecting Concord's operations, markets, products, prices and other factors discussed elsewhere in this report and other reports filed by the Company with the Securities and Exchange Commission ("SEC"). These factors may cause results to differ materially from the statements made in this report or otherwise made by or on behalf of Concord.

Critical Accounting Policies
----------------------------

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

Variable Stock-Based Compensation Accounting for Repriced Stock Options

As a result of an exchange offer that was consummated in October 2001, we are now required to apply variable stock-based compensation accounting for these new options issued in the exchange until they are exercised, cancelled or expired. Because the determination of variable stock-based compensation expense associated with these stock options is significantly dependent upon our closing stock price at the end of each prospective reporting period, it is not possible to determine its future impact, either favorable or unfavorable, on our consolidated financial statements. See Note 5 - Exchange Offer in the accompanying Notes to Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements
-----------------------------------------

For a discussion of recently issued accounting pronouncements, see Note 2 - Recently Issued Accounting Pronouncements in the accompanying Notes to Condensed Consolidated Financial Statements.

Risk of Severe Acute Respiratory Syndrome (SARS)
------------------------------------------------

Since the Company has significant operations in Hong Kong and China, we have taken several preventive measures to help ensure the safety of our employees from contracting or spreading SARS. At this time, we are not aware of any employee having SARS. We believe we have taken all reasonably prudent actions to protect our employees and our Company, but there can be no assurance our business will not be materially adversely affected if the SARS outbreak becomes more widespread.


Results of Operations
---------------------

Quarter Ended March 29, 2003 Compared to the Quarter Ended March 30, 2002
-------------------------------------------------------------------------

Net Sales
----------

Net sales for the third quarter of Fiscal 2003 were $36.2 million, an increase of $9.8 million, or 37.2%, as compared to net sales for the third quarter of Fiscal 2002. Our net sales for the third quarter set a Company record by exceeding net sales in any prior third quarter, which is historically the Company's weakest quarter. The increase in sales was in large part due to new single use and traditional cameras sold in both our retail sales and distribution ("RSD") and design and manufacturing services ("DMS") businesses. Additionally, our net sales of digital cameras for the third quarter of Fiscal 2003 were $6.3 million compared to $3.6 million for the same period last year, an increase of $2.7 million or 75.5%. RSD sales were $23.1 million for the third quarter this year, an increase of $5.4 million, or 30.8%, as compared to the third quarter last year, and accounted for 63.9% of total net sales. The growth in RSD net sales was mostly due to new digital product sales, sales of Polaroid branded single use and traditional cameras, new customers and organic growth from existing customers due to sell through and new product introductions. DMS net sales were $13.1 million in our third quarter of Fiscal 2003, an increase of $4.4 million, or 50.2%, as compared to the same period last year, and accounted for 36.1% of total net sales. The increase in DMS net sales was primarily due to a new single use camera being manufactured for Eastman Kodak Company ("Kodak") under a new supply agreement entered into in September 2002.

Net sales of the Company's operations in the People's Republic of China (the "PRC") and Hong Kong (collectively, "Asia") for the third quarter of Fiscal 2003, were $12.6 million, an increase of $3.8 million, or 43.9%, as compared to the third quarter of Fiscal 2002. The increase was attributed entirely to our DMS business.

RSD net sales of the Company's operations in the United States, Latin America and Canada (the "Americas"), for the third quarter of Fiscal 2003, were $16.4 million, an increase of $3.7 million, or 28.8%, as compared to the same quarter last year. The increase in RSD net sales was due to new digital product sales and sales of Polaroid branded single use and traditional cameras to new and existing customers as a result of increased market penetration, and organic growth from existing customers due to sell through and new product introductions.

RSD net sales of the Company's operations in the United Kingdom, Germany and France ("Europe") for this year's fiscal third quarter were $7.2 million, an increase of $2.3 million, or 47.1%, as compared to the third quarter of Fiscal 2002. This increase was primarily attributable to offering new digital products to new and existing customers.

Gross Profit
------------

Gross profit for the third quarter of Fiscal 2003 was $8.4 million, or 23.2% of net sales, versus $1.8 million, or 6.8% of net sales in the same quarter last year. During the third quarter of Fiscal 2003, gross profit was positively impacted by a favorable resolution of a previously disclosed disputed claim with a DMS customer. Over the course of a thirty month DMS supply agreement which expired in January 2002, the Company recorded certain accrued assets and liabilities related to product costs. The favorable resolution resulted in a reduction to cost of products sold of $2.2 million, or 6.2% of net sales. In last year's fiscal third quarter, we incurred a net inventory provision of $1.5 million, or 5.7% of net sales. Gross profit, in both dollars and as a percentage of net sales, improved over last year's fiscal third quarter due to significantly higher sales and efficiency gains in our manufacturing processes at our vertically integrated world class manufacturing facility located in the PRC. We continue to invest in new product engineering, design, and development, primarily focusing on digital technologies and products. Product engineering, design and development costs for the third quarter of Fiscal 2003 and Fiscal 2002, in dollars and as a percentage of net sales, were $2.2 million (6.0%) and $1.8 million (6.8%), respectively.

Operating Expenses
------------------

Selling expenses for the third quarter of Fiscal 2003 were $1.9 million, or 5.2% of net sales. This compares to $1.4 million, or 5.4% of net sales for the third quarter last year. The increase in absolute dollars was primarily due to additional sales and marketing personnel, higher variable costs including freight and handling costs, and royalties related to the Polaroid licenses, all of which are attributable to the Company's sales growth.

General and administrative ("G&A") expenses for the third quarter of Fiscal 2003 were $5.4 million, or 14.8% of net sales. This compared to $4.1 million, or 15.4% of net sales, for the third quarter last year. The increase in G&A expenses was primarily due to additional staffing, non-reimbursed legal expenses associated with defending the Company's class action litigation, certain intellectual property related legal costs, insurance costs and some increased costs associated with the Company's growth. Last year's G&A expenses included $0.3 million relating to a bad debt recovery for Kmart Corporation.

There was no recovery of operating expenses, net in the Fiscal 2003 third quarter as compared to last year which included $(1.2) million. See Note 8 - (Recovery) of Operating Expenses, Net in the accompanying Notes to Condensed Consolidated Financial Statements.

There were no variable stock-based compensation expenses in the Fiscal 2003 third quarter as compared to the same quarter last year which included $1.2 million. See Note 5 - Exchange Offer in the accompanying Notes to Condensed Consolidated Financial Statements.

Interest expense for the third quarter of Fiscal 2003 was $0.2 million compared to $0.6 million in the same quarter last year. The decrease of $0.4 million was attributable to the repurchase of the Senior Notes in August 2002 and the related reduction of interest expense.

Other (Income), Net
-------------------

Other (income), net was $(0.5) million and $(0.3) million for the third quarter of Fiscal 2003 and Fiscal 2002, respectively. The increase of $0.2 million related primarily to foreign exchange gains.

Income Taxes
------------

The Company's provision for income taxes was $0.1 million for the third quarter of Fiscal 2003 compared to a benefit of $0.6 million for the third quarter of Fiscal 2002. The Company estimates its effective income tax rate based upon the projected consolidated annual effective income tax rate. In general, the Company's annual effective income tax rate is largely a function of the amounts of income and loss attributed to both domestic and foreign operations, the application of their respective statutory tax rates, and the utilization of available net operating loss carryforwards to reduce taxable income. See Note 1-Basis of Presentation in the accompanying Notes to Condensed Consolidated Financial Statements.

Net Income (Loss)
-----------------

As a result of the matters described above, the Company had net income of $1.3 million, or $0.04 per diluted share, for the third quarter of Fiscal 2003 as compared to a net loss of $(3.3) million, or $(0.12) per share, for the third quarter of Fiscal 2002.

Nine Months Ended March 29, 2003 Compared to the Nine Months
Ended March 30, 2002
-------------------------------------------------------------

Net Sales
----------

Net sales for the nine months ended March 29, 2003 ("Fiscal 2003 YTD") were $128.3 million, an increase of $29.7 million, or 30.1%, as compared to net sales for the nine months ended March 30, 2002 ("Fiscal 2002 YTD"). RSD sales for Fiscal 2003 YTD were $97.8 million, an increase of $28.7 million, or 41.7%, as compared to Fiscal 2002 YTD, and accounted for 76.3% of total net sales. This growth was in large part due to new digital product sales, sales of Polaroid branded single use and traditional cameras, new accounts and organic growth from existing accounts due to sell through and new product introductions. During the first three quarters of Fiscal 2003, we offered for sale thirteen Concord branded digital product models ranging from simple VGA to four megapixel products. Accordingly, our sales of digital products for the first three quarters of Fiscal 2003 have increased $40.1 million over the same period in Fiscal 2002, from $8.5 million to $48.6 million in Fiscal 2003. Digital product sales represented the primary contributing factor to our 30% net sales increase over the same period in Fiscal 2002. DMS sales were $30.5 million, an increase of $1.0 million, or 3.1%, as compared to Fiscal 2002 YTD, and accounted for 23.7% of total sales. The increase was due in part to digital product sales to a Fuji Photo Film Co., Ltd. subsidiary, Legend Group Limited in the PRC, and Visioneer, Inc.; sales of a new single use camera being manufactured for Kodak under a new supply agreement entered into September 2002; and other sales to existing customers, partially offset by the previously disclosed expiration of certain DMS contracts.

Net sales of the Company's operations in Asia for Fiscal 2003 YTD were $32.4 million, an increase of $2.2 million, or 7.4%, as compared to Fiscal 2002 YTD. DMS sales comprised $30.5 million of the $32.4 million sales in Asia. The remaining $1.9 million were comprised of RSD sales that were primarily attributable to digital product sales to new customers.

RSD net sales of the Company's operations in the Americas for Fiscal 2003 YTD were $68.2 million, an increase of $18.6 million, or 37.5%, as compared to the same period last year. The increase in RSD net sales was due in large part to new digital product sales, sales of Polaroid branded single use and traditional cameras, new accounts and organic growth from existing accounts due to sell through and new product introductions.

RSD net sales of the Company's operations in Europe for Fiscal 2003 YTD were $27.7 million, an increase of $8.9 million, or 47.0% as compared to Fiscal 2002 YTD. This increase was primarily attributable to the introduction of new digital products to new and existing RSD customers.

Gross Profit
------------

Gross profit for Fiscal 2003 YTD was $25.6 million, or 19.9% of net sales, versus $14.9 million, or 15.1% of net sales in Fiscal 2002 YTD. This year included the $2.2 million, or 1.7% of net sales, benefit of the favorable dispute resolution in the third quarter partially offset by $0.8 million, or 0.6% of net sales, of additional air-freight costs in the second quarter due to the West Coast dock workers' labor dispute, while last year included $3.3 million, or 3.3% of net sales, of net inventory provisions. Fiscal 2003 YTD gross profit, both in absolute dollars and as a percentage of net sales improved over last year due to significantly higher sales and efficiency gains in manufacturing. Product engineering, design and development costs for Fiscal 2003 YTD and Fiscal 2002 YTD, in dollars and as a percentage of net sales, were $6.1 million (4.8%) and $5.8 million (5.9%), respectively.

Our product mix, which historically consisted almost entirely of traditional and single use cameras, has changed significantly during the first nine months of Fiscal 2003 wherein digital products contributed almost 40% of total net sales. Digital products, as compared to traditional and single use cameras, sell at significantly higher unit prices but typically generate lower gross profit margins. However, digital products generate greater gross profit dollars per unit than traditional and single use cameras. Consequently, as digital products increase as a percentage of our sales mix, we expect to experience a lower overall gross profit margin percentage and higher revenue and gross profit dollars per unit sold.

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

Operating Expenses
------------------

Selling expenses for Fiscal 2003 YTD were $5.9 million, or 4.6% of net sales. For the same period last year, selling expenses were $4.6 million, or 4.7% of net sales. The increase was primarily due to additional sales and marketing personnel, higher freight and handling costs, and royalties related to the Polaroid brand licenses, all of which are attributable to the Company's year over year sales growth.

General and administrative expenses for Fiscal 2003 YTD were $14.9 million, or 11.6% of net sales. This compared to $16.3 million, or 16.5% of net sales last year. Fiscal 2002 YTD G&A expenses included a $1.6 million accounts receivable provision due to the Polaroid bankruptcy, a $1.1 million charitable contribution for victims of the September 11, 2001 terrorist attack, and a net $0.7 million provision due to the Kmart bankruptcy. Fiscal 2003 YTD G&A expenses included a $0.5 million reduction in expense due to a payment from Polaroid in settlement of Concord's outstanding Polaroid claims related to the Polaroid bankruptcy filing. The remaining elements of G&A expenses increased year over year by approximately $2.5 million primarily due to additional staffing, professional and insurance costs, and other costs associated with the Company's growth.

There was no recovery of operating expenses, net in Fiscal 2003 YTD as compared to last year which included $(1.2) million. See Note 8 - (Recovery) of Operating Expenses, Net in the accompanying Notes to Condensed Consolidated Financial Statements.

There were no variable stock-based compensation expenses in Fiscal 2003 YTD as compared to last year which included $2.8 million. See Note 5 - Exchange Offer in the accompanying Notes to Condensed Consolidated Financial Statements.

Interest expense for Fiscal 2003 YTD was $1.0 million, versus $1.9 million last year, a decrease of $0.9 million. The decrease in interest expense was due to the Senior Notes repurchase described herein.

Other (Income), Net
--------------------

Other (income), net was $(1.4) million and $(2.7) million for Fiscal 2003 YTD and Fiscal 2002 YTD, respectively, resulting in a decrease of $1.3 million. Last year included a $1.2 million arbitration award and also included higher investment income. This was partially offset by higher foreign currency gains this year.

Income Taxes
------------

The Company's provision for income taxes was $0.4 million for Fiscal 2003 YTD compared to a benefit of $0.6 million for Fiscal 2002 YTD. The Company estimates its effective income tax rate based upon the projected consolidated annual effective income tax rate. In general, the Company's effective income tax rate is largely a function of the amounts of income and loss attributed to both domestic and foreign operations, the application of their respective statutory tax rates, and the utilization of available net operating loss carryforwards to reduce taxable income. See Note 1 - Basis of Presentation in the accompanying Notes to Condensed Consolidated Financial Statements.

Net Income (Loss)
-----------------

As a result of the matters described above, the Company had net income of $4.7 million, or $0.16 per diluted share, for Fiscal 2003 YTD as compared to a net loss of $(6.2) million, or $(0.23) per share, for Fiscal 2002 YTD.

Liquidity and Capital Resources
-------------------------------

On January 22, 2002, the SEC issued an interpretive release on disclosures related to liquidity and capital resources. This release requires us to disclose factors that are likely to affect our liquidity trends. We are not aware of factors that are reasonably likely to adversely affect liquidity trends, other than those factors summarized under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for Fiscal 2002. We do not have, nor do we engage in, transactions with any special purpose entities or variable interest entities. We are not engaged in hedging activities and had no forward exchange contracts outstanding at March 29, 2003. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States, and are more fully discussed below.

We believe that our cash and cash equivalents, anticipated cash flow from operations, and amounts available under our credit facilities provide sufficient liquidity and capital resources for our anticipated short-term working capital and capital expenditure requirements as well as our anticipated long-term working capital and capital expenditure requirements for the foreseeable future.

Working Capital - At March 29, 2003, we had working capital of $115.4 million compared to $128.4 million at June 29, 2002, a decrease of $13.0 million. The decrease was primarily attributed to the change in cash and cash equivalents and short-term investments, which together, decreased by $20.2 million from $103.9 million at June 29, 2002 to $83.7 million at March 29, 2003, partially offset by favorable changes to certain other working capital accounts. The decrease of $20.2 million was primarily attributable to (i) the August 2002 repurchase of our $15.0 million Senior Notes at slightly below par, without penalty, (ii) pre-paying $4.0 million in conjunction with the Polaroid license agreements, and
(iii) purchases of property, plant and equipment of $3.9 million. Accounts receivable, net decreased by $10.0 million during the third quarter and decreased $3.6 million during Fiscal 2003 YTD. Working capital was impacted by inventory increasing $11.9 million from $22.5 million at June 29, 2002 to $34.4 million at March 29, 2003.

Cash Used in Operations - Cash used in operations during Fiscal 2003 YTD was $1.8 million, which compared unfavorably to cash provided by operations of $0.8 million for the comparable period during Fiscal 2002 YTD. The change in cash used in operating activities for Fiscal 2003 YTD was primarily attributable to an increase in inventories in anticipation of sales in the fourth quarter of Fiscal 2003.

Cash Used in Investing Activities - Purchases of property, plant and equipment for Fiscal 2003 YTD and Fiscal 2002 YTD were $3.9 million and $1.4 million, respectively. The increase was primarily a result of higher expenditures on plant and equipment purchases for our manufacturing facility in the PRC. We anticipate capital expenditures will increase substantially over Fiscal 2002 due to increased investments in plant and equipment at our manufacturing facility in the PRC in anticipation of increased net sales in Fiscal 2003. The decrease in cash provided from investing activities during Fiscal 2003 YTD resulted from the Company purchasing short-term investments during that period, whereas in Fiscal 2002, the Company received cash proceeds when certain short-term investments made in Fiscal 2001 matured in Fiscal 2002 YTD.

Cash Used in Financing Activities - Cash used in financing activities for Fiscal 2003 YTD was $14.4 million. This resulted from the repurchase of the Senior Notes partially offset by proceeds received from the exercise of stock options and warrants. Cash used by financing activities for Fiscal 2002 YTD was $0.2 million, which was primarily attributable to the repayment of certain capital leases partially offset by proceeds from the exercise of stock options.

Operating Leases - We entered into operating leases in the ordinary course of business (e.g., warehouse facilities, office space and equipment) where the economic profile was favorable. The effects of outstanding leases are not material to us in terms of either annual cash flow or total future minimum payments.

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

Hong Kong Financing Facilities - Our Hong Kong subsidiary, Concord Camera HK Limited, ("Concord HK"), has various financing and revolving credit facilities in place providing an aggregate of $23.5 million in borrowing capacity. Certain of the revolving credit facilities are denominated in Hong Kong Dollars. Since 1983 the Hong Kong Dollar has been pegged to the United States Dollar. The revolving credit facilities are comprised of 1) an approximate $11.0 million Import Facility, 2) an approximate $2.6 million Packing Credit and Export Facility, 3) an approximate $1.9 million Foreign Exchange Facility and 4) an $8.0 million Accounts Receivable Financing Facility (collectively the "Hong Kong Financing Facilities"). The $8.0 million Accounts Receivable Financing Facility is secured by certain accounts receivable of Concord HK. Concord Camera Corp. guarantees the Hong Kong Financing Facilities. Availability under the Accounts Receivable Financing Facility is subject to advance formulas based on Eligible Accounts Receivable and all the credit facilities are subject to certain financial ratios and covenants. The revolving credit facilities bear interest at variable rates. At March 29, 2003, there were no amounts outstanding under the Hong Kong Financing Facilities.

United Kingdom Credit Facility - In November 1999, our United Kingdom ("UK") subsidiary obtained a credit facility from a UK financial institution (the "UK Facility") that is secured by substantially all of our UK subsidiary's assets. The UK Facility bears interest at 1.5% above the UK prime lending rate and allows borrowings of up to approximately $1.1 million. At March 29, 2003, there were no amounts outstanding under the UK Facility.

Senior Notes - See Note 4 - Senior Notes, in the accompanying Notes to Condensed Consolidated Financial Statements.

License Agreement - See Note 10 - Commitments and Contingencies, in the accompanying Notes to Condensed Consolidated Financial Statements.

Alleged Patent Infringement - See Note 10 - Commitments and Contingencies, in the accompanying Notes to Condensed Consolidated Financial Statements.


Outlook
-------

For the fourth quarter of Fiscal 2003, we anticipate net sales in the approximate range of $50 to $55 million and net income in the approximate range of $0.9 to $1.8 million, or $0.03 to $0.06 per share, before non-cash variable stock option expense.


Growth Opportunities
--------------------

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

Forward-Looking Statements
--------------------------

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

At March 29, 2003, our exposure to changes in interest rates was minimal, since we had no long-term or short-term debt outstanding. However, we do borrow from time to time under our credit facilities. These borrowings are of a short-term nature typically subject to variable interest rates based on a prime rate or LIBOR plus or minus a margin. Since we have no debt outstanding, we do not deem interest rate risk to be significant or material to our financial position or results of operations. We do not presently use derivative instruments to adjust our interest rate risk profile. We do not utilize financial instruments for trading or speculative purposes, nor do we utilize leveraged financial instruments.

Each of our foreign subsidiaries purchases the majority of their finished goods inventories in U.S. Dollars and certain of their sales are in foreign currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. We purchase certain components, raw materials and services needed to manufacture our products in foreign currencies including Japanese Yen. The impact of foreign exchange transactions is reflected in our statements of operations. As of March 29, 2003, we were not engaged in any hedging activities and we had no forward exchange contracts outstanding. See Note 1 - Basis of Presentation, in the accompanying Notes to Condensed Consolidated Financial Statements.


Item 4.  CONTROLS AND PROCEDURES


      CEO and CFO Certifications. Immediately following the "Signatures" section of this quarterly report are the certifications of the CEO and the CFO required by Rules 13a-14 and 15d-14 the Securities Exchange Act of 1934 (the "Certifications"). This section of the quarterly report contains the information concerning the evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) and 15d-14 (c)) ("Disclosure Controls") and changes to Internal Controls referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

      Disclosure Controls and Internal Controls. Disclosure Controls are controls and other procedures that are designed for the purpose of ensuring that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 (such as this quarterly report), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Internal Controls are designed for the purpose of providing reasonable assurance that the Company's transactions are properly authorized, recorded and reported and that the Company's assets are safeguarded from improper use to permit the preparation of the Company's financial statements in conformity with generally accepted accounting principles.

      Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that the Company's Disclosure Controls or Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Further, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

      Changes to Internal Controls. In accordance with the SEC's requirements, the CEO and the CFO note that, since the date of their last evaluation, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Conclusions regarding Disclosure Controls. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's Disclosure Controls. Based upon that evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Company's Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when the Company's periodic reports are being prepared.

PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings
        -----------------

See Note 9 -- Litigation, in the accompanying Notes to Condensed Consolidated Financial Statements.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

The Company's Annual Meeting of Shareholders was held on January 21, 2003. The following is a summary of the matters voted on at that meeting.

The shareholders elected each of the Company's nominees to the Board of Directors. The persons elected to the Board of Directors, and the number of votes cast for and withheld for each nominee for director, were as follows:

          Director                     For          Withheld
          --------                   ----------     ----------
          Ira B. Lampert             21,144,541     4,767,194
          Ronald S. Cooper           24,281,604     1,630,131
          Morris H. Gindi            24,887,275     1,024,460
          J. David Hakman            24,267,901     1,643,834
          William J. Lloyd           24,956,076       955,659
          William J. O'Neill, Jr     24,284,006     1,627,729

The shareholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for Fiscal 2003 by the following vote: 25,709,096 votes "For", 188,996 votes "Against"; and 13,643 abstentions.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)      Exhibits

No.               Description                   Method of Filing
---               -----------                   ----------------
3.1      Certificate of Incorporation, as       Incorporated by reference to the
         amended through May 9, 2000            Company's annual report on Form
                                                10-K for the year ended July 1,
                                                2000.

3.2      Restated By-Laws, as amended           Incorporated by reference to the
         through December 4, 2002               Company's quarterly report on
                                                Form 10-Q for the quarter ended
                                                December 28, 2002.

10.1     Amendment No. 6, dated February        Filed herewith.
         10, 2003, to Amended and
         Restated Employment Agreement
         dated as of May 1, 1997, between
         Ira B. Lampert and the Company

10.2     Amendment No.3, dated as of            Filed herewith.
         January 1, 2003, to Terms of
         Employment dated as of April 17,
         2000, between Gerald J. Angeli
         and the Company

10.3     Amendment No. 2 dated as of            Filed herewith.
         February 26, 2003, and Amendment
         No. 3 dated as of March 30,
         2003, to Terms of Employment
         dated as of January 1, 2000,
         between Urs W. Stampfli and the
         Company

10.4     Amendment No. 2 dated as of           Filed herewith.
         February 26, 2003, and Amendment
         No. 3, dated as of March 30,
         2003, to Terms of Employment
         dated as of January 1, 2000,
         between Brian F. King and the
         Company

10.5     Amendment dated as of January         Filed herewith.
         20, 2003 to Incentive Plan
         (1993)

99.1     Certification of Chief Executive      Filed herewith.
         Officer pursuant to Section 906
         of the Sarbanes-Oxley Act of
         2002

99.2     Certification of Chief Financial      Filed herewith.
         Officer pursuant to Section 906
         of the Sarbanes-Oxley Act of
         2002


(b)      Reports on Form 8-K

The registrant did not file any reports on Form 8-K during the quarter ended March 29, 2003.

                                S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CONCORD CAMERA CORP.
                                      ------------------------------------
                                             (Registrant)


                                   By:       /s/  Richard M. Finkbeiner
                                      ------------------------------------
                                            (Signature)
                                            Richard M. Finkbeiner
                                            Senior Vice President
                                            and Chief Financial Officer


                 DULY AUTHORIZED AND PRINCIPAL FINANCIAL OFFICER
                               DATE: May 12, 2003

                                  CERTIFICATION
                                  --------------

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

Dated:  May 12, 2003
                                       /s/  Ira B. Lampert
                                       ---------------------------------------
                                       Ira B. Lampert, Chief Executive Officer

                                  CERTIFICATION
                                  --------------

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

Dated:  May 12, 2003
                             /s/  Richard M. Finkbeiner
                             -----------------------------------------------
                             Richard M. Finkbeiner, Chief Financial Officer