Form 10-K
period 2003-06-28
CONCORD CAMERA CORP
filed 2003-09-25
CIK 831861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 28, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No ____
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ___ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ___
                                                ---

The aggregate market value of the Common Stock (computed by reference to the closing sale price) held by non-affiliates of the Company as of the last business day of the registrant's most recently completed second fiscal quarter, was $116,126,449.

As of August 29, 2003, there were 28,610,766 shares of the Company's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                          See Exhibit Index -- Page 48

                                     PART I

Unless the context indicates otherwise, when used in this report, "we," "us," "our," "Concord" and the "Company" refer to Concord Camera Corp. and its subsidiaries. Beginning in Fiscal 1999, the Company changed its fiscal year to end on the Saturday closest to June 30. Fiscal 2003 refers to the Fiscal Year ended June 28, 2003, Fiscal 2002 refers to the Fiscal Year ended June 29, 2002, Fiscal 2001 refers to the Fiscal Year ended June 30, 2001, Fiscal 2000 refers to the Fiscal Year ended July 1, 2000, and Fiscal 1999 refers to the Fiscal Year ended July 3, 1999. Prior to 1999, the Company's fiscal year was the twelve-month period ended June 30. References to "fiscal year" incorporate this usage.

All information in this report gives effect to a two-for-one stock split effective on April 14, 2000 to shareholders of record on March 27, 2000.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report and the documents that are incorporated by reference into this report contain "forward-looking statements" within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as "believes," "expects," "may," "will," "should," "seeks," "intends," "plans," "estimates," or "anticipates" or the negative of those words or other comparable terminology. Forward-looking statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. They represent only our present belief regarding future events, many of which, by their nature, are inherently uncertain and involve risks and uncertainties. A number of important factors could cause actual results to differ, perhaps materially, from the anticipated results indicated in the forward-looking statements. For a discussion of some of the factors that could cause actual results to differ, please see the discussion under "Risk Factors" contained in this report. Any forward-looking statements contained in this report, or in the documents incorporated by reference into this report, represent our estimates only as of the date of this report, or as of such earlier dates as are indicated, and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Item 1.  The Business.

Our Company

We design, develop, manufacture and sell on a worldwide basis high quality, popularly priced, easy-to-use image capture products. Our products include digital image capture devices, 35mm and Advanced Photo System ("APS") (24mm) traditional and single use cameras, and instant cameras. We believe we are the fourth largest manufacturer of single use cameras in the world (behind Eastman Kodak Company ("Kodak"), Fuji Photo Film Co. Ltd. ("Fuji") and Konica Corporation).

We manufacture products in the People's Republic of China ("PRC"). Our manufacturing facilities, together with several employee dormitories we lease, comprise in excess of 600,000 square feet. We have operated in the PRC since 1984. Our manufacturing capabilities and facilities in the PRC are key components of our low cost of production. Our Hong Kong management team, many of whom live in the PRC, oversees our manufacturing activities. Our products are conceptualized, designed, developed and engineered principally in design centers in Hong Kong, the PRC and the United States.

We have evolved from a contract manufacturer and distributor of cameras to a design and development service provider and manufacturer of high quality image capture products with strong retail distribution. At the same time, we have developed and manufacture a full line of lower priced digital cameras. Average revenue per unit from our digital products is significantly higher than from our traditional and single use camera products. In Fiscal 2003, we completed several new digital camera development projects. We introduced to the marketplace 17 new digital products which also provide platforms for the future development of other digital products. Our design team is currently engaged in the development of additional digital products. See "Products" below. The experience gained from these development projects should enable us to compete effectively for supply contracts with companies desiring to offer low cost digital camera solutions to their customers.

We have two primary channels of distribution, our Design and Manufacturing Services ("DMS") channel and our Retail Sales and Distribution ("RSD") channel. Our DMS business is based on us supplying our customers with development, design, engineering and manufacturing services. Our DMS customers have included leading film, camera, telecommunication and technology companies. Our RSD business sells private label and brand name image capture products to retailers worldwide. We offer product and package design, and customer service to our retail customers.

General

The mailing address of our headquarters is 4000 Hollywood Boulevard, Sixth Floor, North Tower, Hollywood, Florida 33021, and our telephone number is (954) 331-4200. Concord was incorporated in New Jersey in 1982. The address of our website is www.concord-camera.com. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge.

Photography Market Overview

There are four main categories of cameras within the amateur photography market:

     o Digital cameras - A digital camera uses an electronic sensor (versus silver halide film) to electronically capture an image, which is then stored in a memory device. Digital cameras with image review capability allow for instantaneous viewing, and images can easily be downloaded to a computer for viewing, manipulation, reproduction and storage. According to IDC(1), approximately 30 million consumer digital cameras(2) were shipped worldwide in 2002 (a 65% increase in the number of units shipped as compared to 2001) generating shipment values of approximately $11 billion.(3)

     o Single use cameras - Single use cameras are sold preloaded with film and batteries and are designed to be used only once. After use, the consumer returns the entire camera to the photo processor. The processor then extracts the film and either disposes of the camera carcass or returns it for recycling. According to the Photo Marketing Association ("PMA"), on a unit basis, single use cameras account for approximately 87% of all non-digital cameras sold worldwide, but we estimate this segment accounts for less than 30% of worldwide amateur non-digital camera industry revenues.

     o 35mm and APS cameras - This category includes essentially all other (non-single use) cameras that use silver halide film. Film formats include both 35mm and APS. On a unit basis, 35mm and APS cameras account for about 11% of all non-digital cameras sold worldwide according to the PMA and we estimate this segment accounts for about 40% of worldwide amateur non-digital camera industry revenues.


------------
(1) IDC (a division of IDG) is a leading provider of industry analysis and market data.
(2) "Consumer digital cameras" are cameras capturing images in digital format only, and exclude digital cameras with interchangeable lenses ("digital SLR") or cameras that operate only when connected to a PC ("PC cameras").
(3) According to IDC's weighted average of end user minimally advertised price ("MAP"). Source: IDC, Worldwide Digital Still Camera Forecast, 2003-2007, May 2003.

     o Instant cameras - Instant cameras provide the advantage of instant photographs, but the cost per print is substantially higher than 35mm and APS cameras. There is also a difference in the quality of prints produced by instant cameras. On a unit basis, instant cameras account for about 1.5% of all non-digital cameras sold worldwide according to the PMA and we estimate this segment accounts for about 1 to 2% of worldwide amateur non-digital camera industry revenues.

Market Trends

We expect to capitalize on a number of trends within the image capture industry, including the following:

    o Growth of Digital Photography. Digital photography is one of the fastest growing areas of the photography market. According to IDC, worldwide consumer digital camera shipments grew at an average rate of approximately 65% per year from 1999 through 2002, and are projected to grow at an average rate of approximately 16% per year over the next three years with shipments expected to surpass 53 million units in 2007. Despite their relatively recent acceptance in the consumer market, digital camera sales have already surpassed sales of instant cameras, single lens reflex cameras ("SLRs") and traditional(4) 35mm and APS cameras. We believe we are well positioned to address this market, with a design team focused on the development of digital image capture devices and significant clean room facilities dedicated to the manufacture and assembly of digital cameras. See "Manufacturing Facilities" below.

    o New Digital Image Capture Devices. In a clear departure from silver halide photography, digital imaging enables images to be displayed and used in ways that were previously impossible. Device manufacturers have begun to incorporate image capture devices into cellular phones, personal digital assistants, laptop computers and security monitoring devices.

    o Growth of Single Use Cameras. Single use cameras are inexpensive, easy to use and deliver high quality photographs. From 1999 through 2002, the number of single use cameras sold worldwide grew at a compound annual rate of 10.1%, according to the PMA.

Our Growth Strategy

Our strategy is to become the leading producer of digital, single use and traditional 35 mm and loyalty cameras at the opening price point in the retail market while continuing to expand our DMS business. Our growth strategy includes the following key elements:

    o Continue to expand our RSD business. We continue to expand our RSD business by increasing the number of customers, product listings and sales volumes through the continued introduction of new products, many of which are the result of our internal product development efforts. Our larger retail customers include Aldi, Argos, Boots, Carrefour, Comp USA, CVS, Eckerd, Family Dollar, Dollar General, Metro, Rite Aid, Ritz Camera Shops, Target, Walgreens and Wal-Mart. We continue to invest in our internal sales and marketing capabilities to expand our retail business.

    In August 2002, we entered into two trademark licensing agreements with the entity that purchased the assets of Polaroid Corporation ("Polaroid"). These licenses enable us to market our single use (subject to the Japan restriction under the Fuji license) and traditional film-based cameras (but not instant or digital cameras) worldwide to retailers under the Polaroid brand name. See "Licensing Activities" below.

    We intend to capitalize on favorable trends in the digital and single use camera markets by introducing new high quality cameras at affordable prices for these targeted markets. The digital still camera and single use camera markets are expected to offer significant growth potential in the next several years. We have plans to expand our product offering in these markets.

------------
(4)     "Traditional" cameras do not include single use or digital cameras.

    We also intend to explore RSD opportunities worldwide. Since Europe comprises only 28% of our total RSD net sales, we believe potential opportunities exist in this geographic region to market products with well-recognized premium brand names such as Polaroid and to enter into supply agreements for loyalty programs with the larger retailers. In addition, we have entered into a distribution agreement to sell our products in Russia and are pursuing additional opportunities elsewhere in the world.

    o Enhance our DMS business. Over the years we have acquired DMS business from several leading companies including Kodak, Hewlett-Packard Company ("Hewlett-Packard"), Nokia Mobile Phones Ltd. ("Nokia") and Polaroid. Currently, we are manufacturing two single use camera products for Kodak under two separate Supply Agreements, the most recent of which was entered into in September 2002 and has a minimum term of forty-two months. We continue to invest in product development and low cost manufacturing to increase business from our existing DMS customers.

    o Develop new DMS relationships. We intend to leverage our existing relationships and our strong capabilities in engineering, design and manufacturing to establish new DMS relationships. We intend to attract new DMS customers by exploiting our expertise in designing and low cost manufacturing of digital and film-based image capture devices for leading companies.

    o Differentiate ourselves from other contract manufacturers. We will continue to differentiate ourselves from our competitors by providing DMS customers with dedicated design and development expertise at our facilities in Hollywood, Florida, Hong Kong and the PRC, as well as our advanced, high quality, low cost manufacturing capabilities.

    o Pursue strategic relationships and acquisitions. When appropriate, we intend to seek strategic relationships with established companies in our industry, as well as acquisitions that will help us further expand our customer base, product mix and distribution channels, thereby enhancing our DMS and RSD businesses.

Products

We design, develop, manufacture and sell image capture products. Our products include digital image capture devices, 35mm and APS traditional and single use cameras, and instant cameras. We sell to our retail customers our own branded and private label products, many of which we have developed and manufactured. We also serve as a contract manufacturer of developed and co-developed products for our customers.

We manufacture and assemble our products in the PRC both as a contract manufacturer on a DMS basis and for direct sale under our trademarks and brand names, and under private label brand names. In addition, we purchase some products from third parties. New products are, and we expect they will continue to be, designed and developed both independently and on a co-development basis with existing and potential customers.

We offer a wide variety of CMOS(5) and CCD-imager(6) based digital cameras, ranging from those with VGA(7) resolution up to and including 5.0 megapixels. Over the next several years, digital cameras are expected to represent a material portion of our sales as well as an increasing portion of worldwide camera sales. During Fiscal 2003, we completed the design and development of distinct new digital still camera platforms and currently have additional product platforms in various stages of development. These new platforms are significant for several reasons. First, they demonstrate our ability to internally develop CCD-based platforms. Secondly, the optical modules and lensing systems for these cameras were designed by Concord and represent significant technological advances in opto-mechanics, focus and motion control for higher resolution optical systems used in 3.0 megapixel and higher cameras. From these platforms we have built, and recently began selling, new distinct camera models. These platforms are designed for configuration flexibility so that features, styles and user interfaces can be customized quickly, allowing for the creation of numerous models and appearances using a common base to accommodate different user and customer preferences.

-------------
(5) "CMOS" is the acronym for complementary metal-oxide semiconductor. 6 "CCD" is the acronym for charge-coupled device.
(6)   "CCD" is the acronym for charge-coupled device.
(7)   "VGA" is the acronym for video graphics array.

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

Our expenditures for product design and development increased to $8.5 million in Fiscal 2003 from $7.6 million in Fiscal 2002. For additional information regarding amounts we spent on product development activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. We anticipate product development costs to increase in Fiscal 2004.

RSD Sales

We make direct sales to retailers on a worldwide basis through offices and/or representatives in the United States, Latin America and Canada ("Concord Americas"), offices in the United Kingdom, France and Germany ("Concord Europe"), and offices in Hong Kong ("Concord Asia"). Concord Asia is also involved in DMS sales, as well as sales to and sales support for large retail customers in the Americas, Europe and Asia. We have marketed our products to retailers on a private label basis and/or under the following brand names:

                    o Argus(R)                         o Goldline(R)
                    o Apex(R)                          o Keystone(R)
                    o Concord(R)                       o Le Clic(R)
                    o Concord Eye Q(R)                 o Polaroid(R)
                    o Fun Shooter(R)


We have established a strong presence with our retail customers by offering attractive, easy to use and popularly priced digital, APS, and 35mm format cameras and 35mm and APS format single use cameras. Because of Concord's design and development capabilities we can offer unique, customized product solutions to our customers. We sold tens of millions of cameras last year worldwide, including more than 100 different products sold from over 25,000 outlets.

A primary reason for our success in achieving year over year growth with our retail customers has been our ability to innovate and customize our popularly priced imaging products to meet their unique supply chain, product and packaging requirements. We also sell our products to other consumer product companies who use our products as premiums in connection with their product sales.

We have in-house sales and marketing personnel who make the majority of our direct sales to DMS and retail customers. To assist our in-house RSD sales staff, we also have nine independent sales agents who serve specific geographic areas. Sales agents generally receive commissions ranging from 1.0% to 3.0% of net sales to retail customers, depending on the type of customer, and may act as selling agents for products of other manufacturers.

Our direct sales to retailers represented $145.8 million, or 76.8% of total net sales in Fiscal 2003, and $95.7 million or 74.0% of total net sales in Fiscal 2002. The year over year increase in sales was fueled by the introduction of new products and marketing programs. In Fiscal 2003, we had two retail customers each of whose purchases represented in excess of 10% of our total net sales: (i) Wal-Mart (19.1% of total net sales); and (ii) Walgreens (17.2% of total net sales).

DMS Sales

We have developed products and long-term relationships with some of the world's largest and most successful film, camera, global communication and technology companies. Relationships with our DMS customers are handled by our in-house sales and marketing personnel.

In Fiscal 2003, sales to Kodak accounted for 15.6% of our total net sales. DMS customers accounted for $44.0 million, or 23.2%, of our total net sales in Fiscal 2003.

Future DMS Relationships

We believe we are positioned to continue to benefit from an outsourcing trend in the traditional, single use and digital image capture device markets, including wireless transmission. By investing significant funds in development, design, engineering and manufacturing capabilities, we have become a high quality, low cost contract manufacturer. In addition, we believe DMS customers are increasingly searching for development and co-development partners that can provide them with value-added assistance in the design, development and testing of innovative technologies. Our ability to serve not only as a reliable, quality contract manufacturer but also as a valuable strategic partner positions us for continued growth in our DMS business.

We are in discussions and/or negotiations with existing and potential DMS customers for the development, design and production of a number of new products. Our product development capabilities enable us to offer proprietary assistance in the development of products for DMS customers. We target potential DMS customers with: (a) an established brand name; (b) existing channels of distribution; (c) multiple product outsourcing potential (traditional, single use and digital cameras) and (d) products complementary to our manufacturing and value-added skills.

Competition

The image capture industry is highly competitive. As a manufacturer and distributor of high quality, popularly priced image capture devices, we encounter substantial competition from a number of firms, many of which have longer operating histories, more established markets and more extensive facilities than we have. Many of our competitors have greater resources than we have or may reasonably be expected to have in the foreseeable future. Our competitive position is dependent upon our ability to continue manufacturing in the PRC.

Licensing Activities

In August 2002, we entered into our two Polaroid license agreements. These licenses provide for the exclusive (with the exception of products already released by Polaroid into the distribution chain), worldwide use of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of 35mm and APS single use cameras, 35mm and APS manual and motorized cameras, including zoom cameras, and certain related accessories. The licenses do not include instant or digital cameras. Each license includes an initial term of three and a half years and may be renewed at our option for an additional three-year period.

We are one of a limited number of companies licensed by Fuji to manufacture, remanufacture and sell single use cameras. Single use cameras accounted for $101.4 million, or 53.4% of our Fiscal 2003 net sales. We have a worldwide (excluding Japan until January 1, 2005) non-exclusive license to use certain of Fuji's patents and patent applications related to single use cameras. The license extends until the later of February 26, 2021 or the expiration of the last of the licensed Fuji patents to expire.

Manufacturing

We conduct all of our manufacturing in the PRC. Our vertically integrated manufacturing facilities include plastic injection molding of lenses and other parts, stamping and machining of metal parts, manufacturing of printed circuit boards ("PCBs"), assembly of PCBs using surface mount technology machinery and manual insertion, application specific integrated circuit bonding, quality control, quality assurance, painting and final assembly and testing.

Manufacturing Facilities

We began constructing our current manufacturing facilities in the PRC in Fiscal 1996. We expanded them in Fiscal 1999 by increasing our manufacturing and related dormitory facilities to over 600,000 square feet. See "Properties" below. In February 2000, we opened a new production facility dedicated to digital image capture devices. Two-thirds of this new facility is comprised of class 10,000 clean rooms where the ambient air particle count is controlled and special gowns are worn by all personnel to maintain a high level of cleanliness. This facility, located on the site of our PRC manufacturing operations, has a fully trained and dedicated on-site staff including operators, engineers (mechanical, electrical and optical) and production managers and supervisors.

Our PRC manufacturing facilities received the Social Accountability 8000 ("SA8000") certification in November 2001. The SA8000 is an international standard designed to ensure safe working conditions, fair management practices and the protection of workers' rights. Our PRC manufacturing facilities are ISO 9000 and 9001 accredited.

Equipment and Raw Materials

We own the tools and equipment necessary to manufacture many of the components used in our products. Numerous manufacturers and suppliers located in the Far East and other parts of the world supply us with raw materials and various components that we do not manufacture. Raw materials and components that we purchase include film, batteries, glass lenses, plastic resins, metal, packaging, electronic components, sensors, digital signal processors, memory and displays.

Component procurement for digital cameras is more complex than for traditional and single use cameras. Availability, delays in procurement, and price fluctuations of the components for digital cameras, which may be outside our control, could adversely impact our business, results of operations and financial condition.

PRC Operations

Our operations and profitability are substantially dependent upon our manufacturing and assembly activities. Our current processing agreement with the PRC entities expires in October 2006. We expect to continue manufacturing in the PRC after 2006 either under a renewal of our processing agreement or pursuant to some other form of legal authorization. We intend to continue to expand our operations in the PRC, but there can be no assurance we will be able to do so.

In April 2002, we established and registered a wholly foreign owned enterprise ("WFOE"), named Concord Camera (Shenzhen) Company Limited ("Concord Shenzhen"), pursuant to the law of the PRC concerning enterprises with sole foreign investment. The business license of Concord Shenzhen, which is a wholly-owned subsidiary of Concord Camera HK Limited ("Concord HK"), permits it to manufacture and sell its products both in the PRC and internationally. Concord Shenzhen started operating in September 2002.

Trademarks and Patents

We own trademarks which include, but are not limited to, the CONCORD(R), KEYSTONE(R), CONCORD EYE Q(R), GO WIRELESS(TM), FUN SHOOTER(R), LE CLIC(R), GOLDLINE(R) and APEX(R) names for cameras sold in the United States and numerous foreign countries and the ARGUS(R) name in numerous foreign countries. We license the trademark POLAROID(R) for exclusive use worldwide in connection with the manufacture, distribution, promotion and sale of single use and traditional film-based cameras (excluding instant and digital cameras). We own numerous patents, certain of which are used in our current products. We have applied for, and will continue to apply for, in the United States and foreign countries, patents to protect the inventions and technology developed by or for the Company. We do not believe our competitiveness and market share are dependent on the ultimate disposition of our patent applications. We license patents and patent applications related to single use cameras from Fuji in connection with the manufacture and sale of single use cameras.

Employees

As of August 1, 2003, we had 236 employees, 55% of them were located in Hong Kong and the PRC. None of our employees are represented by collective bargaining agreements.

Pursuant to our agreements with PRC governmental agencies, these agencies provide us with workers at our PRC manufacturing facilities. During Fiscal 2003, based upon production demand, we were provided with approximately 3,700 to 5,800 workers. We believe our relationship with these workers is good.

Financial Information about Geographic Areas

For financial information about geographic areas, see Note 22, "Geographic Area Information", in the Notes to Consolidated Financial Statements.

Item 2.  Properties.

In Hollywood, Florida, we lease our principal office space, which consists of approximately 20,000 square feet. We also lease a domestic warehouse in Fort Lauderdale, Florida, which consists of approximately 13,700 square feet, of which about 825 square feet is office space. These leases expire on January 31, 2014 and January 31, 2009, respectively.

In Hong Kong, we lease a total of approximately 33,000 square feet of business and warehouse space comprised of one floor under a lease expiring in 2047 and four floors under a lease expiring in July 2004, which we can extend to July 31, 2006. In the United Kingdom, we own an 11,000 square foot building on a one-half acre parcel. We also lease warehouse and/or office space in France, Canada and Germany in connection with the activities of our subsidiaries in these jurisdictions.

In the PRC, we own manufacturing facilities in the Longgang District of Shenzhen, and we lease several employee dormitories and a cafeteria. Pursuant to land use agreements entered into with certain PRC governmental agencies, we obtained the title and rights to use approximately eight acres of land for factory buildings, dormitories and related ancillary buildings. Under the land use agreement, we have the right to use the land through the year 2038. At the end of the term, a PRC governmental agency will own the facilities and we will have the right to lease the land and improvements thereon at then prevailing lease terms.

Item 3.  Legal Proceedings.

See Note 16, "Litigation and Settlements", in the accompanying Notes to Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5.  Market for Company's Common Equity and Related Shareholder Matters.

Our Common Stock has been quoted on the Nasdaq National Market under the symbol "LENS" since July 12, 1988. The following table shows, for each quarter in Fiscal 2003 and Fiscal 2002, the high and low sales prices per share of our Common Stock as reported by the Nasdaq National Market.

           Quarter Ended                             High           Low
           -------------                             ----           ----
           June 28, 2003..........................  $7.35          $4.96

           March 29, 2003.........................  $6.25          $5.00

           December 28, 2002......................  $6.50          $4.28

           September 28, 2002.....................  $6.00          $3.55


           June 29, 2002..........................  $9.15          $4.95

           March 30, 2002.........................  $9.39          $6.00

           December 29, 2001......................  $7.79          $3.80

           September 29, 2001.....................  $6.23          $3.80


The closing price of our Common Stock on the Nasdaq National Market on August 29, 2003 was $11.98 per share. As of August 29, 2003, there were 988 shareholders of record of our Common Stock.


The Company has never paid cash dividends and does not presently intend to pay cash dividends.

Item 6.  Selected Financial Data.

(Dollars in thousands except per share data)



                                                                        Fiscal Year Ended
                                                 -----------------------------------------------------------------
                                                   June 28,     June 29,     June 30,      July 1,      July 3,
                                                     2003         2002         2001         2000         1999
                                                     ----         ----         ----         ----         ----
STATEMENT OF
OPERATIONS DATA:

Net sales                                         $189,783       $129,317     $180,061     $167,720     $115,386

Cost of products sold                              153,532        110,345      152,598      126,148       86,664
                                                  --------       --------     --------     --------     --------

Gross profit                                        36,251         18,972       27,463       41,572       28,722

Operating expenses                                  31,651(c)      28,683       45,056       25,607       20,561
                                                  --------       --------     --------     --------     --------

Operating income (loss)                              4,600         (9,711)     (17,593)      15,965        8,161

Other (income), net                                 (2,372)        (3,060)      (4,892)        (883)        (441)
                                                  --------       --------     --------     --------     --------

Income (loss) before taxes                           6,972         (6,651)     (12,701)      16,848        8,602

Provision (benefit) for taxes                          569         (1,403)        (931)      (2,751)         893
                                                  --------       --------     --------     --------     --------

Net income (loss)                                 $  6,403       $ (5,248)    $(11,770)    $ 19,599     $  7,709
                                                  ========       ========     ========     ========     ========

Basic earnings (loss) per share(a)                $   0.23       $  (0.19)    $  (0.45)    $   0.89     $   0.35
                                                  ========       ========     ========     ========     ========

Diluted earnings (loss) per share(a)              $   0.22       $  (0.19)    $  (0.45)    $   0.81     $   0.33
                                                  ========       ========     ========     ========     ========


BALANCE SHEET DATA:

Working capital                                   $121,077       $128,382     $131,003     $ 52,600     $ 37,447
                                                  ========       ========     ========     ========     ========

Total assets                                      $205,814       $198,076     $213,666     $134,003     $ 96,647
                                                  ========       ========     ========     ========     ========

Total debt                                        $     --(b)    $ 14,934     $ 15,416     $ 19,555     $ 29,735
                                                  ========       ========     ========     ========     ========


Total stockholders' equity                        $156,828       $149,156     $154,337     $ 66,290     $ 42,696
                                                  ========       ========     ========     ========     ========



(a) Per share data for all periods presented has been restated to reflect a two-for-one stock split in Fiscal 2000.

(b) This debt was retired in August 2002. For further discussion, see Notes 1 and 9 to the Consolidated Financial Statements.

(c) Includes $0.9 million of variable stock-based compensation expense. For further discussion, see Notes 1 and 12 to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Fiscal 2003 consolidated financial statements and the related notes thereto. Except for historical information contained herein, the matters discussed below are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to economic, governmental, political, competitive and technological factors affecting Concord's operations, markets, products, prices and other factors discussed elsewhere in this report and other reports filed with the Securities and Exchange Commission ("SEC"). See "Risk Factors" below. These factors may cause results to differ materially from the statements made in this report or otherwise made by or on behalf of Concord.

                                    OVERVIEW

We design, develop, manufacture and sell on a worldwide basis high quality, popularly priced, easy-to-use image capture products. Our products include digital image capture devices, 35 mm and APS traditional and single use cameras and instant cameras. We manufacture and assemble our products in the PRC for sales to retailers under our brand names, on a premium and private label basis, and to DMS customers.

Over the last several years, we have evolved from a contract manufacturer and distributor of cameras to a design and development service provider and manufacturer of high quality image capture products with strong retail distribution. We have improved the quality and capacity of our manufacturing operations to a world class standard and have acquired additional core technology, design and engineering expertise which has, in turn, enabled us to improve product performance and picture quality and to respond quickly to customer requirements.

We sell directly to our RSD customers on a worldwide basis through offices and/or representatives in Concord Americas, Concord Europe, and Concord Asia. Concord Asia is involved in all DMS sales, retail sales in the PRC and Asia as well as free on board ("FOB") Hong Kong sales to large retail customers in the Americas, Asia, and Europe. We attribute these FOB sales to the region where our customer's home office is located. We have marketed our products to retailers on a private label basis and /or under the brand names Concord(R), Polaroid(R), Concord EyeQ(R), Keystone(R), Le Clic(R), Argus(R), Apex(R), Goldline(R) and Fun Shooter(R).

As a contract manufacturer, we have also developed products with some of the world's largest and most successful film, camera, global communication and technology companies. Our relationships with our DMS customers are handled by our in-house sales and marketing personnel. In Fiscal 2003, one DMS customer's purchases represented more than 10% of our total net sales.

As a result of our strategy over the last several years, our sales and customer mix has become more diversified. Sales to our RSD customers accounted for 76.7% of total net sales for Fiscal 2003 compared to 32.3% of total net sales during Fiscal 2000 and sales to our DMS customers represented 23.3% of total net sales in Fiscal 2003 compared to 67.7% of total net sales in Fiscal 2000. The evolution of our DMS and branded products into digital and other image capture devices has diversified our product base. In Fiscal 2003, our third year of selling digital image capture devices, such products accounted for 34.1% of our total net sales as compared to 10.7% in Fiscal 2002. Net sales of single use cameras accounted for 53.4% of total net sales in Fiscal 2003, compared to 70.1% in Fiscal 2002.

We intend to continue obtaining additional business from our current customers, and to establish new DMS and RSD relationships by positioning ourselves as an innovative designer, developer, manufacturer, and marketer of high quality, popularly priced image capture products.

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

Inventory

Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products, or there is a higher rate of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to reduce our inventory values resulting from lower of cost or market value adjustments and our gross profit could be adversely affected. Due to the shorter life cycles of digital products, the obsolescence risk is more significant as it relates to these products.

Deferred Taxes

The deferred tax valuation allowance is based on our assessment of the realizability of our deferred tax assets on an ongoing basis and may be adjusted from time to time as necessary. In determining the valuation allowance, we have considered future taxable income and the feasibility of tax planning initiatives and strategies. Should we determine that it is more likely than not that we will realize certain of our deferred tax assets in the future, an adjustment would be required to reduce the existing valuation allowance and increase income. On the contrary, if we determine that we would not be able to realize our recorded deferred tax asset, an adjustment to increase our valuation allowance would be charged to the results of operations in the period such conclusion was made. Such charge could have an adverse effect on our provision for income taxes included in our results of operations.

Sales Returns

A provision for sales returns is established based on historical trends in product returns. If future returns are higher than we predicted based on the historical data, our net sales could be adversely affected.

Impairment of Long-lived and Other Assets

Periodically, we review our long-lived assets for impairment. We will record an impairment loss when indications of impairment are present where undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. For royalty related assets, we will record an impairment loss if the total expected royalty payments to be made over the life of an agreement, excluding any minimum required payments, are less than the royalty related assets' carrying value. The total expected royalty payments to be made over the life of an agreement are dependent on management's estimates about future sales volumes. Because judgment is required to estimate future sales volumes, the estimates are not necessarily indicative of the sales volumes that will be actually realized in the future. Such assets that are reviewed include patents, goodwill, licensing and royalty agreements and certain property, plant and equipment.

Accounting for Litigation and Settlements

We are involved in various legal proceedings. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties and the possibility of governmental intervention. Management assesses the probability of loss for such contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. Management believes that any liability to the Company that may arise as a result of currently pending legal proceedings will not have a material adverse effect on the financial condition of the Company taken as a whole.


                         OFF-BALANCE SHEET ARRANGEMENTS

Under SEC regulations, we are required to disclose the following off-balance sheet arrangements, if applicable:

    -    Any obligation under certain guarantee contracts;
    - Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
    -    Any obligation under certain derivative instruments;
    - Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations, other than those described in the Notes to Consolidated Financial Statements. We do not have, nor do we engage in, transactions with any special purpose entities. We are not engaged in hedging activities and had no forward exchange contracts outstanding at June 28, 2003. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with accounting principles generally accepted in the United States, and are more fully discussed below in Liquidity and Capital Resources.


                   CONTRACTUAL OBLIGATIONS AS OF JUNE 28, 2003
                                  (in Millions)

                                                                           Payments due by period          More
                                                                       Less than                           than 5
                Contractual Obligations                     Total       1 year     1-3 years  3-5 years    years
                -----------------------                     -----       ------     ---------  ---------    ------

Operating Leases                                            $  5.2        $  1.1     $  1.2    $  1.0       $ 1.9
Purchase Obligation                                            2.0           2.0          -         -           -
Patent, Trademark, Licensing and Royalty Obligations           6.3           1.5        2.0       1.0         1.8
                                                            ------        ------     ------    ------       -----
Total                                                       $ 13.5        $  4.6     $  3.2    $  2.0       $ 3.7
                                                            ======        ======     ======    ======       =====

                      RECENTLY ISSUED ACCOUNTING STANDARDS

For a discussion of recently issued accounting pronouncements, see Note 1, "Recently Issued Accounting Standards" in the Notes to Consolidated Financial Statements.

                              RESULTS OF OPERATIONS

Fiscal 2003 Compared to Fiscal 2002

Net Sales

Net sales for Fiscal 2003 set a Company record and were $189.8 million, an increase of $60.5 million, or 46.8%, as compared to net sales for Fiscal 2002. Sales in both our RSD and DMS businesses increased over last year. For Fiscal 2003, RSD net sales were $145.8 million, an increase of $50.1 million, or 52.3% over Fiscal 2002. The increase in net sales resulted principally from new digital camera sales, sales of Polaroid branded single use and traditional cameras, new accounts and organic growth from existing accounts due to sell through and new product introductions. DMS net sales were $44.0 million for Fiscal 2003, an increase of $10.4 million, or 30.9%, as compared to Fiscal 2002. The increase in DMS sales was due primarily to sales of a new single use camera being manufactured for Kodak under a supply agreement entered into in September 2002, coupled with digital camera sales to a Fuji subsidiary, Legend Group Limited in the PRC and Visioneer, Inc., and other sales to existing customers, partially offset by the previously disclosed expiration of certain DMS contracts.

Net sales of Concord Asia for Fiscal 2003 were $46.2 million, an increase of $11.8 million, or 34.6%, as compared to Fiscal 2002. The increase was primarily due to higher DMS net sales to Kodak.

Net sales of Concord Americas for Fiscal 2003 were $101.9 million, an increase of $33.2 million, or 48.3%, as compared to Fiscal 2002. The increase was primarily due to new digital camera sales, the success of certain new marketing programs, increased penetration with existing customers, and the positive sell through of certain new products.

Net sales of Concord Europe for Fiscal 2003 were $41.7 million, an increase of $15.4 million, or 58.6%, as compared to Fiscal 2002. This increase was principally due to new digital camera sales.

Gross Profit

Gross profit for Fiscal 2003 was $36.3 million, an increase of $17.3 million, or 91.1%, as compared to Fiscal 2002. Gross profit margin (gross profit expressed as a percentage of net sales) increased to 19.1% for Fiscal 2003 as compared to 14.7% for Fiscal 2002. Fiscal 2003 included a $2.2 million pretax benefit related to a favorable dispute resolution partially offset by $0.8 million of additional air freight costs due to the West Coast dock worker's labor dispute, while Fiscal 2002 included $3.1 million of net inventory provisions. Additionally, Fiscal 2003 gross profit margins were positively impacted by significantly increased sales accompanied by the related efficiency gains in manufacturing. Product development costs in dollars and as a percentage of net sales for Fiscal 2003 and 2002, included in cost of products sold, were $8.5 million (4.5%) and $7.6 million (5.9%), respectively.

Operating Expenses

Selling expenses for Fiscal 2003 were $8.9 million, or 4.7% of net sales. Last year, selling expenses were $6.3 million, or 4.9% of net sales. The increase was primarily due to additional sales and marketing personnel, higher freight and handling costs, and royalties related to the Polaroid brand licenses, all of which were attributable to the Company's year over year sales growth.

General and administrative expenses were $20.6 million, or 10.9% of net sales for Fiscal 2003. This compared to $21.0 million, or 16.2% of net sales last year. Fiscal 2003 general and administrative expenses included a $0.5 million reduction in expense due to a payment from Polaroid in settlement of Concord's outstanding Polaroid claims related to the Polaroid bankruptcy filing, while Fiscal 2002 general and administrative expenses included a $1.6 million accounts receivable provision due to the Polaroid bankruptcy, a $1.1 million charitable contribution for victims of the September 11, 2001 terrorist attack, and a net $0.7 million provision due to the Kmart Corporation bankruptcy. The remaining elements of general and administrative expenses increased year over year by $3.5 million primarily due to additional staffing, professional and insurance costs, and other costs associated with the Company's growth.

In April 2002, we uncovered a fraudulent scheme including check forgery by a former employee, which resulted in the embezzlement of $1.3 million over an eighteen-month period ending in April 2002, the preponderance of which occurred in Fiscal 2002. Our investigation confirmed that the former employee acted alone and the misappropriated funds have been identified. We have recovered all but $0.1 million of the embezzlement from a combination of insurance proceeds, assets secured and amounts recovered from the individual. Accordingly, we have recorded accrued receivables, net of cash recoveries, of $0.1 million and $1.2 million in prepaid and other current assets in the accompanying consolidated balance sheets as of June 28, 2003 and June 29, 2002, respectively. In addition, we have recorded under the caption "(Recovery) of operating expenses, net" in the accompanying consolidated statement of operations for Fiscal 2002, $1.2 million related to the recovery, which is net of $0.1 million of expenses related to the investigation and recovery efforts. The entire amount of the recovery was recorded in the third quarter of Fiscal 2002 due to the fact that it was impractical to determine the impact on Fiscal 2002 quarterly periods. The embezzled amounts related to the prior fiscal year were not significant.

Variable stock-based compensation expense for Fiscal 2003 was $0.9 million as compared to no expense in Fiscal 2002, primarily because the Company's Common Stock price was higher on June 28, 2003 than the October 2001 repriced stock options' exercise price of $5.97 and on June 29, 2002 was below the repriced stock options' exercise price of $5.97. See Note 1, "Stock-Based Compensation" in the Notes to Consolidated Financial Statements for further discussion.

Interest expense decreased by $1.3 million, or 51.2%, to $1.2 million for Fiscal 2003 from $2.5 million for Fiscal 2002. The lower interest expense in Fiscal 2003 was attributable to the repayment of the $15.0 million, 11% Senior Notes ("Senior Notes") in August 2002.

Other (Income), Net

Other (income), net was $(2.4) million and $(3.1) million for Fiscal 2003 and Fiscal 2002, respectively. Other (income), net primarily includes investment income, foreign exchange gains and losses, directors' fees, and certain investor relations costs. Fiscal 2002 included $1.2 million of non-recurring income from an arbitration award, while Fiscal 2003 included $1.4 million due to foreign exchange gains. Investment income for Fiscal 2003 was $1.5 million as compared to $2.4 million for Fiscal 2002. Fiscal 2002 included higher investment income primarily attributable to higher interest rates.

Income Taxes

As a company engaged in processing activities in the PRC, we currently do not pay income or turnover taxes in the PRC, but there can be no assurance we will not be required to pay such taxes in the future. Hong Kong is taxed separately from the PRC. Concord HK's annual tax rate increased from 8% to 8.75% effective for Fiscal 2003.

As a company engaged in processing activities in the PRC, we have never paid any income or turnover tax to the PRC related to those activities in the PRC. Existing PRC statutes can be construed as providing for a minimum of 10% to 15% income tax and a 3% turnover tax on our processing activities; however, the PRC has never attempted to enforce those statutes. We have been advised that the PRC's State Tax Bureau is reviewing the applicability of those statutes to processing activities of the type engaged in by us, but it has not yet announced any final decisions as to the taxability of those activities. After consultation with our tax advisors, we do not believe any tax exposure we may have on account of our processing operations in the PRC will be material to our financial statements.

We do not provide for U.S. federal income taxes on undistributed earnings of our foreign subsidiaries because we intend to permanently reinvest such earnings. Undistributed earnings of our foreign subsidiaries approximated $49.0 million as of June 28, 2003. It is not practicable to estimate the amount of tax that might be payable if such earnings were ever remitted. However, no withholding taxes would be payable under current law. For U.S. federal tax purposes, as of June 28, 2003, we have net operating loss carryforwards of $7.8 million, of which $4.3 million was attributable to deductions associated with stock option exercises, that expire as follows: $2.8 million in 2010 and the balance thereafter. Additionally, we have $10.6 million of net operating loss carryforwards related to our foreign operations, $8.2 million of which relates to Hong Kong, which have no expiration dates.

Each year we evaluate our deferred tax assets. As part of assessing the realizability of our deferred tax assets, we evaluate whether it is more likely than not that some portion, or all of our deferred tax assets, will be realized. The realization of our deferred tax assets relates directly to our tax planning initiatives and strategies for U.S. federal and state and Hong Kong tax purposes. As of June 28, 2003 and June 29, 2002 based on all the available evidence, we determined that it is more likely than not that our domestic and Hong Kong net deferred tax assets will be fully realized. Consequently, we did not adjust the valuation allowance, except for $0.2 million related solely to the utilization of a potential capital loss associated with the Company's short-term investments. We also evaluated our European net deferred tax assets and determined that $0.4 million and $1.2 million were to remain recorded as a valuation allowance as of June 28, 2003 and June 29, 2002, respectively. For Fiscal 2003, Fiscal 2002 and Fiscal 2001, our effective tax rates were 8.2%, (21.1%), and (7.3%), respectively. Our future effective tax rate will depend upon the apportionment between foreign and domestic taxable income and losses, and the statutory rates of the related tax jurisdictions.

Net Income (Loss)

As a result of the matters described above, we reported net income of $6.4 million, or $0.22 per diluted share, for Fiscal 2003 as compared to a net loss of $(5.2) million, or $(0.19) per share, for Fiscal 2002.


Fiscal 2002 Compared to Fiscal 2001

Net Sales

Net sales for Fiscal 2002 were $129.3 million, a decrease of $50.7 million, or 28.2%, as compared to net sales for Fiscal 2001. The decrease in net sales resulted principally from decreases in sales to DMS customers partially offset by an increase in sales to new and existing RSD customers. On a comparative basis, in Fiscal 2002 the decrease in DMS sales was attributed to the lack of sales of a certain digital product to a former customer, significantly lower sales of instant cameras, and decreases in sales of both digital and film based products. The increase in RSD net sales was primarily due to increases in sales to leading retailers in the Americas. For Fiscal 2002, RSD net sales were $95.7 million, an increase of $12.4 million, or 14.9%, as compared to Fiscal 2001. For Fiscal 2002, DMS net sales were $33.6 million, a decrease of $63.1 million, or 65.2% as compared to Fiscal 2001.

Net sales of Concord Asia for Fiscal 2002 were $34.4 million, a decrease of $62.5 million, or 64.5%, as compared to Fiscal 2001. The decrease was due to lower DMS net sales.

Net sales of Concord Americas for Fiscal 2002, were $68.7 million, an increase of $11.9, or 20.9% as compared to Fiscal 2001. The increase was primarily due to the success of certain new marketing programs, increased penetration with existing customers, and the positive sell through of certain new products.

Net sales of Concord Europe for Fiscal 2002 were $26.2 million, a decrease of $0.1 million, or 0.2% as compared to Fiscal 2001.

Gross Profit

Gross profit for Fiscal 2002 was $19.0 million, a decrease of $8.5 million, or 30.9% as compared to Fiscal 2001. Gross profit margin decreased to 14.7% for Fiscal 2002 as compared to 15.3% for Fiscal 2001. The decrease in gross profit margin was attributable to: (i) significantly lower net sales, (ii) a digital inventory provision of $2.3 million, (iii) competitive price pressures and unfavorable absorption of manufacturing overhead and labor utilization, (iv) a provision of $1.0 million related to specific product inventory for Polaroid which filed for bankruptcy in October 2001 and (v) higher product development costs. Included in gross profit for Fiscal 2001 were $4.7 million of inventory provisions and $0.5 million associated with a restructuring and cost containment program ("Restructuring Initiative") that was initiated in June 2001. Product development costs in dollars and as a percentage of net sales for Fiscal 2002 and 2001, included in the cost of products sold, were $7.6 million (5.9%) and $6.4 million (3.6%), respectively.

Operating Expenses

Selling expenses decreased by $1.8 million, or 22.2%, to $6.3 million for Fiscal 2002 from $8.1 million for Fiscal 2001. The decrease was primarily due to a significant decline in net sales resulting in lower freight and certain other variable selling expenses, as well as a decrease in salaries, travel and entertainment and tradeshow expenses. Selling expenses, as a percentage of net sales, increased to 4.9% for Fiscal 2002 from 4.5% for Fiscal 2001.

General and administrative expenses decreased by $12.3 million, or 37.1%, to $21.0 million for Fiscal 2002 from $33.3 million for Fiscal 2001. As a percentage of net sales, general and administrative expenses decreased to 16.2% for Fiscal 2002 from 18.5% for Fiscal 2001. Included in general and administrative expenses for Fiscal 2002 were certain amounts aggregating $3.0 million comprised of (i) a provision related to an account receivable of $1.6 million associated with Polaroid's bankruptcy filing; (ii) a net provision related to an account receivable of $0.7 million associated with Kmart's bankruptcy filing in January 2002; (iii) a charitable contribution that the Company made for victims of the September 11, 2001 terrorist attack in the amount of $1.1 million; and (iv) a reversal in June 2002 of an accrual associated with the Restructuring Initiative of $0.3 million which resulted in a reduction of general and administrative expenses. The Restructuring Initiative was completed in June 2002. In Fiscal 2001, general and administrative expenses included a $15.8 million provision for doubtful accounts for an account receivable associated with a former DMS customer. Also, as a result of the Restructuring Initiative, general and administrative expenses included $0.9 million of the $1.4 million restructuring charge that the Company recorded in its fourth quarter of Fiscal 2001.

Terminated acquisition costs of $0.8 million in Fiscal 2001 related to a proposed acquisition that was not consummated. Negotiations regarding this acquisition were terminated in September 2000.

Interest expense decreased by $0.3 million, or 9.7%, to $2.5 million for Fiscal 2002 from $2.8 million for Fiscal 2001. The lower interest expense in Fiscal 2002 was attributable to the decreased use of short-term borrowings and the repayment of certain capital leases.

Other (Income), Net

Other (income), net was $(3.1) million and $(4.9) million for Fiscal 2002 and Fiscal 2001, respectively. Other (income), net primarily includes investment income, foreign exchange gains and losses, directors' fees, and certain public relations costs. The decrease in Fiscal 2002 was primarily attributable to lower investment income offset by $1.2 million of income from an arbitration award.

Income Taxes

Income tax (benefit) was $(1.4) million and $(0.9) million for Fiscal 2002 and Fiscal 2001, respectively. The increase in the income tax (benefit) is primarily due to the utilization of $1.1 million of European valuation allowances in Fiscal 2002. See "Income Taxes" under the "Fiscal 2003 Compared to Fiscal 2002" discussion for additional income tax information.

Net Loss

As a result of the matters described above, we reported a net loss of $(5.2) million, or $(0.19) per share, for Fiscal 2002 as compared to a net loss of $(11.8) million, or $(0.45) per share, for Fiscal 2001.

Foreign Currency Transactions

We operate on a worldwide basis and our results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, European Euro, British Pound Sterling, PRC Renminbi, Hong Kong Dollar and Japanese Yen. Our foreign subsidiaries purchase the majority of their finished goods inventories in U.S. Dollars. Accordingly, the U.S. Dollar is the functional currency. Certain net sales to our customers and purchases of certain components and services are transacted in local currency including Japanese Yen, thereby creating an exposure to fluctuations in foreign currency exchange rates. The translation from the applicable currencies to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains or losses resulting from foreign currency transactions and remeasurement are included in "Other (income), net" in the accompanying consolidated statements of operations.


                         LIQUIDITY AND CAPITAL RESOURCES

A recent SEC release requires us to disclose factors that are likely to affect our liquidity trends. We are not aware of factors that are reasonably likely to adversely affect liquidity trends, other than those factors summarized under the caption "Risk Factors" in this report. We do not have, nor do we engage in, transactions with any special purpose entities. We are not engaged in hedging activities and had no forward exchange contracts outstanding at June 28, 2003. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with accounting principles generally accepted in the United States, and are more fully discussed below.

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

Working Capital - At Fiscal 2003 year end, working capital was $121.1 million as compared to Fiscal 2002 year end working capital of $128.4 million, a decline of $7.3 million. Cash and investments decreased by $15.6 million from $103.9 million at June 29, 2002 to $88.3 million at June 28, 2003 primarily as the result of the repurchase of the $15.0 million Senior Notes and payment of $5.8 million for fixed asset expenditures. These two uses of cash, totaling $20.8 million, were partially offset by a total of $5.5 million of positive cash flow from operations and proceeds received from Common Stock issuance resulting from stock option and warrant exercises. Accounts receivable and inventory increased by $9.5 and $9.8 million, respectively, during Fiscal 2003 as a result of our significant sales growth.

Cash Provided by Operations - Cash provided by operations in Fiscal 2003 was $5.0 million, which compared favorably to cash used in operations of $(1.1) million for Fiscal 2002 and favorably to cash used in operations of $(3.4) million for Fiscal 2001. The changes in cash provided by operating activities for the respective Fiscal Years were primarily attributable to net income and changes in accounts receivable, inventories and accounts payable.

Cash Used in Investing Activities - Capital expenditures for Fiscal 2003, Fiscal 2002 and Fiscal 2001 were $5.8 million, $2.1 million, and $7.5 million, respectively, and related primarily to expenditures on plant and equipment purchased for our manufacturing facilities in the PRC. The increase in Fiscal 2003 was primarily the result of higher expenditures on plant and equipment purchases primarily related to digital camera production at our manufacturing facilities in the PRC. We anticipate capital expenditures will increase substantially in Fiscal 2004 due to increased investments in plant and equipment at our manufacturing facilities in the PRC in anticipation of increased revenue, as well as investment in a new Enterprise Resource Planning software package for worldwide operations. For Fiscal 2003, the decrease in cash from investing activities related to certain short-term investments made in Fiscal 2003.

Cash Used in Financing Activities - Cash used in financing activities in Fiscal 2003 was $14.4 million. This resulted from the repayment of the Senior Notes partially offset by proceeds received from Common Stock issuances resulting from stock option and warrant exercises. Cash used in financing activities in Fiscal 2002 was $0.2 million, which was primarily attributable to repayments of capital lease obligations. In Fiscal 2001, cash provided by financing activities of $93.9 million was primarily attributable to our public equity offering (described more fully below) in the Fall of 2000.

Operating Leases - We entered into operating leases in the ordinary course of business (e.g., warehouse facilities, office space and equipment) where the economic profile was favorable. The effects of outstanding leases are not material to us in terms of either annual cash flow or total future minimum payments. See Note 15, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements.

Purchase Commitments - As part of the ordinary course of our business, we enter into and have purchase commitments for materials, supplies, services, and property, plant and equipment. In the aggregate, such commitments are not at prices in excess of current market and typically do not exceed one year.

Related Party Transactions - We engaged in related party transactions as discussed in Note 17, "Related Party Transactions," in the Notes to Consolidated Financial Statements. These transactions do not materially affect our results of operations, cash flows or financial condition.

Other Contractual Obligations - We do not have any material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. See Hong Kong Financing Facilities below for information about our financial guarantees.

Hong Kong Financing Facilities - Concord HK has various financing and revolving credit facilities in place providing an aggregate of approximately $23.5 million in borrowing capacity. Certain of the revolving credit facilities are denominated in Hong Kong Dollars. Since 1983 the Hong Kong Dollar has been pegged to the United States Dollar. The revolving credit facilities are comprised of 1) an approximately $11.0 million Import Facility, 2) an approximately $2.6 million Packing Credit and Export Facility, 3) an approximately $1.9 million Foreign Exchange Facility and 4) an $8.0 million Accounts Receivable Financing Facility (collectively the "Hong Kong Financing Facilities"). The $8.0 million Accounts Receivable Financing Facility is secured by certain accounts receivable of Concord HK and guaranteed by us. We also guarantee the remaining amount of approximately $15.5 million under the Hong Kong Financing Facilities. Availability under the Accounts Receivable Financing Facility is subject to advance formulas based on Eligible Accounts Receivable and all the credit facilities are subject to certain financial ratios and covenants. The Hong Kong Financing Facilities bear interest at variable rates. At June 28, 2003, there were no amounts outstanding under the Hong Kong Financing Facilities.

United Kingdom Credit Facility - In November 1999, our United Kingdom subsidiary obtained a United Kingdom credit facility (the "UK Facility") that was secured by substantially all of our United Kingdom subsidiary's assets. The UK Facility bore interest at 1.5% above the UK prime lending rate and was principally utilized for working capital needs and allowed borrowings of up to approximately $1.2 million. At June 28, 2003, there were no amounts outstanding under the UK Facility. The facility expired in August 2003.

Exchange Offer - On August 28, 2001, we launched an offer to exchange outstanding stock options that had an exercise price of more than $7.00 per share for new options to purchase 75% of the shares subject to the outstanding options at an exercise price of $5.97 per share (the closing price of the Common Stock reported on the Nasdaq National Market on the date the Board of Directors approved the exchange offer). The exchange offer expired on October 16, 2001. We accepted for exchange and cancelled options to purchase a total of 1,375,876 shares of Common Stock and issued new options to purchase a total of 1,031,908 shares of Common Stock in exchange for the cancelled options. As a result of the exchange offer, we are now required to apply variable accounting to these new stock options until the options are exercised, cancelled or expired. For Fiscal 2003, we recorded $0.9 million of variable stock-based compensation expense in the consolidated statement of operations because our Common Stock price on June 28, 2003 was above the exercise price of $5.97. For Fiscal 2002, we did not record any variable stock-based compensation expense in the consolidated statements of operations because the Company's stock price on June 29, 2002 was below the exercise price of $5.97. Because the determination of variable accounting expense associated with the repriced stock options is dependent, in part, on our closing stock price at the end of each prospective reporting period, it is not possible to determine its future impact, either favorable or unfavorable, on our financial statements.

Common Stock Buy-Back Programs - In Fiscal 2000, we purchased 190,888 shares of our Common Stock on the open market for $0.8 million as part of a Board of Directors (the "Board") approved Common Stock buy-back program. In February 2001, we adopted an additional share repurchase program pursuant to which the Board allocated up to $10.0 million for the repurchase of shares of our Common Stock. We have not repurchased any shares pending completion of a review of our other capital investment opportunities.

Public Equity Offering - On September 26, 2000, pursuant to an underwritten public offering, we sold 3.9 million shares of our Common Stock at $23.00 per share. On October 2, 2000, pursuant to an over-allotment option granted to the underwriters, we sold an additional 585,000 shares of our Common Stock at a price of $23.00 per share. We received net proceeds of $96.9 million from the offering, after deducting offering costs and underwriting fees of $6.3 million from the gross proceeds of $103.2 million. The use of the offering proceeds was intended for the repayment of outstanding indebtedness including capital leases, for capital expenditures and for general corporate and strategic purposes, including working capital and investments in new technologies, product lines and complementary businesses.

Stock Split - On April 14, 2000, we effected a two-for-one stock split of our Common Stock through a stock dividend to shareholders of record on March 27, 2000. Accordingly, share and per-share data for all periods presented in this report have been restated to reflect the stock split.

Senior Notes - On July 30, 1998, we consummated a private placement of $15.0 million of unsecured Senior Notes that bore interest at 11%. In August 2002, we repurchased all of these Senior Notes at slightly below par.

License Agreement - On August 26, 2002, we entered into our two Polaroid licensing agreements. The two license agreements provide for the exclusive (with the exception of products already released by Polaroid into the distribution chain) worldwide use of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of single-use cameras and traditional film based cameras, including zoom cameras, and certain related accessories. The licenses do not include instant or digital cameras. Each license includes an initial term of three and a half years and may be renewed, at our option, for an additional three-year period. Each license agreement includes provisions for the payment of $3.0 million of minimum royalties, which will be fully credited against percentage royalties. Through August 2003, we have paid a total of $5.0 million, which represented $2.5 million for each license agreement, as partial payment of the minimum royalties.

Litigation Settlements - On July 24, 2003, the Company entered into a settlement agreement to dismiss a patent infringement complaint filed by the Massachusetts Institute of Technology and Electronic for Imaging, Inc. against the Company and to release the Company from any and all claims of infringement of the patent at issue. The Company recorded the settlement amount under the caption "Accrued Expenses" in the Consolidated Balance Sheet as of June 28, 2003. The settlement is not material and does not have a material adverse effect on our financial position or results of operations.

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

Most of our operations in the People's Republic of China (PRC) are subject to administration of its local governmental agencies.

The continuing viability of our PRC agreements is crucial to our business operations in the PRC. We manufacture a majority of the components used in our cameras and assemble all of our manufactured finished products in the PRC. We currently have approximately 6,200 workers in the PRC either employed by our PRC subsidiaries or through our agreements with various PRC government or quasi-government agencies. We are responsible for their wages and housing and must comply with a variety of local labor and employee benefit laws covering these workers. While we believe we are in substantial compliance with applicable laws as currently enforced, these laws are subject to modification and interpretation by the applicable local governmental authorities. We cannot predict the impact of any future modifications to or strict enforcement of the existing laws. In addition, the termination or material modification of any of our agreements with the PRC quasi-government agencies could have a material adverse impact on our revenues and earnings.

We are exposed to political, economic and other risks that arise from operating a multinational business.

We have significant operations outside the United States. We currently have operations in Hong Kong, the PRC, Canada, the United Kingdom, France and Germany. Further, we obtain raw materials, components and finished goods from foreign suppliers. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in foreign countries. These risks include:

      o the difficulty of enforcing agreements and collecting receivables through foreign legal systems;

      o trade protection measures and import or export licensing requirements;

      o     the imposition of tariffs, exchange controls or other restrictions;

      o difficulty in staffing and managing widespread operations and the application of foreign labor regulations;

      o     required compliance with a variety of foreign laws and regulations;
            and

      o changes in the general political and economic conditions in the countries where we operate, particularly in emerging markets.

Our business success depends in part on our ability to successfully anticipate and effectively manage these and other risks. No assurance can be given that such risks will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

If we determine it is necessary to relocate our manufacturing facilities from the PRC, due to confiscation, expropriation, nationalization, embargoes, or other governmental restrictions, we would incur substantial operating and capital losses including losses resulting from business interruption and delays in production. In addition, as a result of a relocation of our manufacturing equipment and other assets, we may incur relatively higher manufacturing costs, which could reduce sales and decrease the current margin on the products we previously manufactured in the PRC. Relocation of our manufacturing operations would also result in disruption in the delivery of our products, which could, in turn, reduce demand for our products in the future.

We are dependent on certain large customers.

In Fiscal 2003, we had three customers (Wal-Mart, Walgreens and Kodak) each of whose purchases represented in excess of 10% of our total net sales and whose purchases in the aggregate represented over 51% of our total net sales. The loss of any of our large customers could have a material adverse impact on our revenues and profits.

Digital camera products are subject to rapid technological changes, price erosion and obsolescence.

Digital camera products are subject to rapid technological changes, price erosion and obsolescence to a greater extent than traditional and single use camera products. Because of rapid technological changes, some of our digital camera products became obsolete and, consequently, we recorded significant lower of cost or market value adjustments related to digital inventory during Fiscal 2002. Average selling prices for our products decline over relatively short time periods. Many of our manufacturing costs are fixed. When our average selling prices decline, our revenues decline unless we sell more units, and our gross margins decline unless we are able to reduce our product costs by a commensurate amount. Our operating results suffer when gross margins decline. To be successful in the development, manufacture and sale of digital camera products, we have to react quickly to technological advances and manage our inventory effectively to accommodate price competition and the short life span of such products.

Our digital camera products involve a more complex development process, which we may not be able to successfully integrate into our operations, and we are dependent upon the continued availability of products and key components.

Digital cameras involve a more complex development process and component procurement process than our traditional and single use cameras. Manufacturing delays, including component procurement delays or shortages and the timely introduction and delivery of new components and products, which may be outside our control, could adversely impact our business, results of operations and financial condition. Any disruption in the availability of key components or our suppliers' ability to deliver quality components and products in time to meet critical manufacturing and distribution schedules could negatively impact our ability to achieve our growth and sales objectives. We may occasionally experience a short supply of certain component parts as a result of strong demand in the industry for those parts or problems experienced by suppliers. If shortages or delays persist, the price of these components may increase, we may be exposed to product quality issues or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities needed. Accordingly, our revenue and gross margins and market share could suffer until other sources can be developed.

We are exposed to risks associated with intellectual property used in image capture devices.

Image capture devices use technology which may be protected by United States or foreign patents. The right to use such intellectual property is subject to the availability of licenses from the patent holders. If licenses are not available or are only available on onerous terms, the Company's business could be materially and adversely affected. In addition, the defense of patent infringement claims could be time consuming and costly.

From time to time the Company receives patent infringement claims which it analyzes and, if appropriate, may either take action to avoid infringement or negotiate a license. In at least two such cases, one of which involves one of the Company's largest customers, the Company is engaged in discussions looking toward licensing of certain digital image capture technology.

We face a risk of business interruption as a result of political events in Hong Kong and the PRC.

We conduct a substantial part of our business in Hong Kong and the PRC, such as manufacturing, administration, sales, engineering and design. In July 1997, the exercise of sovereignty over Hong Kong was transferred from the United Kingdom to the PRC and Hong Kong became a Special Administrative Region of the PRC. We cannot predict how the PRC will interpret and implement the basic law that provides, in part, for the capitalist system and way of life to remain unchanged for 50 years. We also cannot predict the effect of any such action on our business activities in Hong Kong or the PRC, or on our operations or financial condition in general. Any significant changes affecting our operations or financial condition in Hong Kong or the PRC could have a material adverse effect on our business and financial condition.

We are exposed to credit risk associated with sales to our customers.

The Company sells a significant number of its products to a relatively small number of customers. Receivables arising from these sales are generally not collateralized. The Company monitors the credit worthiness of its customers and reviews outstanding receivable balances for collectibility on a regular basis and records provisions for doubtful accounts as necessary. In the past we have had customers file for protection from their creditors under Chapter 11 of the U.S. Bankruptcy Code. As a result, we have recognized provisions related to accounts receivable and inventory. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

We are dependent on a small group of key personnel.

Our business is managed by a small number of key management and operating personnel. In particular, we rely on the continued services of Ira B. Lampert, our Chairman, Chief Executive Officer and President. The loss of his or any other key employee services could have a material adverse impact on our business. We believe our future success will depend in large part on our continued ability to attract highly skilled and qualified personnel. Competition for such personnel is intense. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to pay higher compensation for employees than currently budgeted. Our inability to attract and retain such personnel could limit our growth and affect our profits.

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

We anticipate that our business will continue to grow. Our future success depends in large part on our ability to manage our anticipated growth. To manage this growth, we will need to hire additional experienced, skilled personnel and to train, manage and retain key employees. These activities may strain our management resources. If we were unable to manage growth effectively, our profits would be adversely affected.

We face certain foreign currency risks as a result of conducting a substantial portion of our business activities in Hong Kong and the PRC.

Since 1983 and 1998 the Hong Kong Dollar and the PRC Renminbi, respectively, have been pegged to the United States Dollar, but the exchange rate of these currencies may fluctuate in the future. Although our DMS and major retail business is conducted in U.S. Dollars, certain of our obligations under agreements in the PRC and with our Hong Kong suppliers are paid in Hong Kong Dollars and PRC Renminbi. There is increasing international pressure on the PRC to appreciate its currency. We are also exposed to currency risks in Japan and other countries where we purchase materials for our products or sell those products. If there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country's currency and our products may be less competitive in that country. Also, if our international customers become unwilling to place orders denominated in U.S. Dollars, our revenue and operating results will be subject to foreign exchange fluctuations. We generally do not engage in currency hedging activities.

We are unable to predict the effect of terrorist acts on commerce.

Terrorist attacks in New York and Washington, D.C. in September of 2001 have disrupted commerce throughout the United States and other parts of the world. The continued threat of terrorism within the United States and abroad and the potential for continued military action and heightened security measures in response to such threat may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, a general decrease in consumer spending, or our inability to effectively market and sell our products, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term material adverse effect on our business, results of operations or financial condition.

Our future tax rates could increase.

A number of factors will affect our tax rate in the future, and the combined effect of these factors could result in an increase in our effective tax rate as compared to our effective tax rate in Fiscal 2003. This would adversely affect our net income. We operate in different countries that have different income tax rates. Based upon our apportionment of income, our effective tax rate could fluctuate. A key factor that could cause our tax rate to increase would be increasing the valuation allowance offsetting part, or all, of our net deferred tax assets. Changes in tax laws in the United States may further limit our ability to utilize our net operating losses. Any further limitation on our ability to utilize our net operating losses could adversely affect our operating results.

The implementation of a new enterprise resource planning system presents certain risks.

In July 2003, we began implementing a new Enterprise Resource Planning, or ERP, system which will become an important element of the Company's accounting, financial and operating functions. There are significant costs associated with implementing the new ERP system, in terms of both financial outlay and the human resources to be incurred and expended in connection with its implementation. In addition, there are certain risks associated with the related conversion to a new computer system, including a potential disruption in our accounting and operational controls and the possibility of problems associated with the conversion of electronic data. If these issues are not properly and adequately addressed, it could result in the diversion of management's and other personnel's attention and resources, and could materially adversely affect our operating results and impact our ability to manage our business and anticipated growth.

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

Our operations may be impaired as a result of disasters, business interruptions or similar events, including the outbreak of the Severe Acute Respiratory Syndrome.

Disasters such as earthquakes, water, fire, electricity failure, or accidents affecting our operating activities, major facilities, and employees'/customers' health could materially and adversely affect our operating results and financial condition. In particular, our operations in the PRC, as well as most of our third party manufacturers and service providers involved in the manufacturing of our products, are located within a relatively close proximity of one another in the PRC. Therefore, any disaster that strikes within close proximity of that geographic area could be exceedingly disruptive to our business and could materially and adversely affect our operating results and financial condition. We do not currently have a disaster recovery plan.

In the event of another outbreak of severe acute respiratory syndrome, or SARS, our facilities and/or the facilities of our third party manufacturers and service providers located in Hong Kong, the PRC and other parts of Southeast Asia could be quarantined or temporarily closed. If this occurs, it could delay or prevent us from developing new products or manufacturing, testing or shipping our current products, and may require us to find other providers of such services, which may be unavailable or more expensive. Further, if a SARS outbreak has an adverse impact on the businesses of our customers, it could reduce the size and/or frequency of our customers' purchases, which could adversely impact our operating results.

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

The stock markets, and in particular the Nasdaq National Market, have experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many companies and that often have been unrelated or disproportionate to the operating performance of such companies. These broad market factors may adversely affect the market price of our Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. Such a lawsuit has been instituted against us and could result in substantial costs and a diversion of management's attention and resources, which could harm our business. See "Legal Proceedings."


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

At June 28, 2003, our exposure to changes in interest rates was minimal, since we had no long-term or short-term debt outstanding. Since we have no debt outstanding, we do not deem interest rate risk to be significant or material to our financial position or results of operations. We do not presently use derivative instruments to adjust our interest rate risk profile. We do not utilize financial instruments for trading or speculative purposes, nor do we utilize leveraged financial instruments.

Each of our foreign subsidiaries purchases their inventories in U.S. Dollars and certain of their sales are in foreign currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. We purchase certain components, raw materials and services needed to manufacture our products in foreign currencies including Japanese Yen. The impact of foreign exchange transactions is reflected in our statements of operations. As of June 28, 2003, we were not engaged in any hedging activities and we had no forward exchange contracts outstanding. We continue to analyze the benefits and costs associated with hedging against foreign currency fluctuations.

Item 8.  Financial Statements and Supplementary Data.

The financial statements listed in Item 15(a)(1) and (2) are included in the report beginning on page F-2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

CEO and CFO Certifications. The certifications of the CEO and the CFO required by Rules 13a-14 and 15d-14 the Securities Exchange Act of 1934, as amended (the "Certifications") are filed as exhibits to this report. This section of the report contains the information concerning the evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) ("Disclosure Controls") and changes to internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) ("Internal Controls") referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

Limitations on the Effectiveness of Controls. The Company's management, including the principal executive officer and principal financial officer, does not expect that the Company's Disclosure Controls or Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in any and all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Further, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Evaluation of Disclosure Controls. Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our Disclosure Controls are designed to provide reasonable assurance of achieving their objectives and, at the "reasonable assurance" level, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls. There was no change in our Internal Controls during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our Internal Controls.

                                    PART III

Item 10.  Directors and Executive Officers of the Company.

Executive Officers and Directors

Our executive officers and directors (and their respective ages as of August 31, 2003) are as follows:


     Name                                     Age         Position
     ----                                     ---         --------
     Ira B. Lampert(3)(4)                     58          Chairman, Chief Executive Officer and President
     Gerald J. Angeli                         50          Vice President of Worldwide Engineering and Technology
     Richard M. Finkbeiner                    57          Senior Vice President and Chief Financial Officer
     Brian F. King                            50          Senior Executive Vice President and Assistant Secretary
     Keith L. Lampert                         33          Executive Vice President and Chief Operating Officer
     Joseph Leonardo                          57          Vice President and Director of Operations for the
                                                          Company and Managing Director of Concord HK
     Harlan I. Press                          39          Vice President, Treasurer and Assistant Secretary
     Alan Schutzman                           47          Senior Vice President, General Counsel and Secretary
     Urs W. Stampfli                          52          Senior Vice President and Director of Global Sales and Marketing
     David M. Wand                            48          Vice President and Director of Worldwide Supply Chain
     Ronald S. Cooper(1)(2)                   65          Director
     Morris H. Gindi(1)(5)                    58          Director
     J. David Hakman(3)(4)                    61          Director
     William J. O'Neill, Jr.(1)(2)            61          Director

     -------------
         (1) Member of Audit Committee.
         (2) Member of Compensation and Stock Option Committee.
         (3) Member of Executive Committee.
         (4) Member of Director Affairs Committee.
         (5) Member of Marketing and Product Development Committee.

Ira B. Lampert has been the Chairman and Chief Executive Officer of the Company since July 13, 1994. For the calendar year 1995 and again from July 31, 1998 through the present, Mr. Lampert also served as President of the Company. Mr. Lampert is a member of the Queens College Foundation Board of Trustees (Queens College is part of the City University system of New York), is a member of the Advisory Board of the Boys & Girls Republic, a nonprofit organization for underprivileged children, and serves on the Boards of Trustees of the Mount Sinai Medical Center Foundation, Inc. and the Mount Sinai Medical Center of Florida, Inc.

Gerald J. Angeli joined the Company in April 2000 as Vice President, DMS Product Supply. Since March 2001, he has served as the Company's Vice President of Worldwide Engineering and Technology. From July 1997 to April 2000, Mr. Angeli was Vice President, Global Manufacturing and Products Supply for NCR Corporation's Systemedia Group, where he was responsible for manufacturing, customer service, distribution and logistics. Before that, Mr. Angeli was employed by Kodak for 20 years in various capacities, most recently as Manager of Worldwide Manufacturing and Supply Chain and Vice President, Consumer Imaging.

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

Brian F. King has been Senior Executive Vice President of the Company since February 2002 and an Assistant Secretary of the Company since September 15, 2003. Mr. King served as Senior Vice President of the Company from August 1998 to February 2002 and as Chief Operating Officer from February 2002 to December 2002. In addition, he served as Secretary of the Company from August 1996 to September 14, 2003, and served as Managing Director of Concord HK from August 1996 through April 2000. Mr. King served as the Company's Vice President of Corporate and Strategic Development from June 1996 to August 1998.

Keith L. Lampert, who is a son of Ira B. Lampert, has been Executive Vice President since February 2002 and Chief Operating Officer since January 1, 2003. From February 2002 until January 2003, he also served as the Company's Director of Worldwide Operations and was Managing Director of Concord HK from April 2000 until December 2002. From March 2001 to February 2002, Mr. Lampert also served as the Company's Vice President of Worldwide Operations. He became a Vice President of the Company in August 1998, having joined the Company in 1993. Among other things, Mr. Lampert is responsible for the Company's operations in Hong Kong and the People's Republic of China.

Joseph Leonardo has been Vice President and Director of Operations for the Company and Managing Director of Concord HK since January 1, 2003. Mr. Leonardo was Vice President and Director of Manufacturing Operations for the Company and Deputy Managing Director of Concord HK from February 2002 to December 2002, having served as Vice President and Director of Operations for Concord HK since January 2001. From January 1998 to January 2001, Mr. Leonardo was the Company's Director of Manufacturing. Prior to joining the Company, he was Vice President of Manufacturing for MicroE, Inc. from February 1996 to November 1997. Mr. Leonardo has over 30 years of experience in manufacturing, having held manufacturing-related management positions at companies such as Polaroid and Bausch & Lomb Incorporated.

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

Alan Schutzman joined the Company on September 15, 2003 as Senior Vice President, General Counsel and Secretary. From January 2001 until joining the Company, Mr. Schutzman was Associate General Counsel of Jacuzzi Brands, Inc. ("Jacuzzi"), and Vice President and Associate General Counsel of Jacuzzi since September 2001. From July 1996 to December 2000, he served as Vice President and General Counsel of various operating subsidiaries of Jacuzzi, including Ames True Temper and Keller Ladders, Inc.

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

David M. Wand has been Vice President and Director of Worldwide Supply Chain for the Company since February 2002, having served as Vice President and Director of Worldwide Supply Chain and Information Technology for the Company from February 2002 to March 2003. From January 1999 to February 2002, Mr. Wand was Concord HK's Director of Supply Chain and Information Systems and from December 1996, when Mr. Wand first joined the Company, until January 1999, he was Materials Director of Supply Chain for Concord HK. Prior to joining the Company, Mr. Wand was with Andersen Consulting for two years, and EDS for ten years, where he was responsible for implementing reengineering projects associated with the supply chain and information technology functions.

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

Morris H. Gindi has been a director of the Company since 1988. Mr. Gindi has served as the Chief Executive Officer of Notra Trading Inc., an import agent in the home textiles industry, since 1983 and as Chief Executive Officer of Morgan Home Fashions, a manufacturer and distributor of home textiles, since 1995. These two businesses import and distribute merchandise to all levels of the retail trade. Mr. Gindi's career in the home textiles industry has spanned four decades.

J. David Hakman has been a director of the Company since 1993. Mr. Hakman owns Hakman Capital Corporation, an investment and merchant banking concern, a subsidiary of which is a member of the National Association of Securities Dealers, Inc.

William J. O'Neill, Jr. has been a director of the Company since August 2001. Mr. O'Neill is a founder and principal of O'Neill Group, Inc., a consulting firm focused on developing business strategies, operational execution, financial evaluations and fundraising activities. From 1969 to 1999, Mr. O'Neill held various management positions at Polaroid Corporation, most recently as Executive Vice President and President, Corporate Business Development. Since July 2001, he has served as Dean of the Frank Sawyer School of Management at Suffolk University in Boston, Massachusetts.

Audit Committee and Audit Committee Financial Expertise

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Ronald S. Cooper (Chairman), Morris H. Gindi and William J. O'Neill, Jr.

The Board of Directors has determined that the Company has two "audit committee financial experts" serving on its Audit Committee, as that term is defined in
Item 401(h)(2) of Regulation S-K, namely Ronald S. Cooper and William J. O'Neill, Jr. Mr. Cooper has over 35 years of experience in the field of public accounting, retiring in 1998 from Ernst & Young LLP. Mr. O'Neill was Chief Financial Officer (and Executive Vice President) of Polaroid from 1990 to 1998, having held various other positions with Polaroid including that of Corporate Controller for four years. All of the members of the Audit Committee, including Messrs. Cooper and O'Neill are independent, as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and controller, as well as all other employees and the directors of the Company. The Code of Ethics, which the Company calls its Code of Conduct, is posted on the Company's website: www.concord-camera.com, on the Investor Relations page. The Company intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of its Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, and that relates to any element of the Code of Ethics definition enumerated in Item 406(b) of Regulation S-K, by posting such information on the aforementioned website.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors, executive officers and ten percent (10%) shareholders ("Reporting Persons") to file initial reports of ownership and reports of changes in ownership of the Common Stock and any other equity securities with the SEC. Reporting Persons are required to furnish us with copies of all Section 16(a) reports they file. Based on a review of the copies of the reports furnished to us and written representations from our directors and executive officers that no other reports were required, with respect to Fiscal 2003 we believe that the Reporting Persons timely complied with all
Section 16(a) filing requirements applicable to them, except that Keith Lampert filed a late Form 4 for the stock option granted to him on November 11, 2002.

Item 11.  Executive Compensation.

                           SUMMARY COMPENSATION TABLE

         The following table contains certain information regarding aggregate compensation earned, paid or payable during Fiscal 2003, Fiscal 2002 and Fiscal 2001 to the Chief Executive Officer and to each of the other four highest paid executive officers for services rendered to the Company during these fiscal years.


                                                                                       Long-Term
                                                                                     Compensation
                                          Annual Compensation                           Awards
                             -----------------------------------------------   ------------------------
                                                                   Other        Shares
                                                                   Annual     Underlying       LTIP          All Other
Name and                       Fiscal     Salary     Bonus**    Compensation   Options       Payouts***    Compensation
Principal Position              Year       ($)         ($)           ($)          (#)            ($)             ($)
------------------           --------   ---------   ---------   ------------   ----------   -----------    ------------

Ira B. Lampert                  2003     $916,667     $424,834    $715,109(1)            -       $235,919     $982,595(7)
  Chairman, Chief               2002      920,833            -     681,110(1)      263,004(6)           -      960,447(7)
  Executive Officer             2001      969,444            -     686,555(1)            -              -      961,524(7)
  and President

Brian F. King                   2003      425,000      212,417      28,000(2)            -        117,959      376,952(8)
  Senior Executive Vice         2002      400,000            -      (7,177)(2)     127,260(6)           -      375,372(8)
  President                     2001      425,000            -     132,970(2)            -              -      373,540(8)

Keith L. Lampert                2003      317,070      158,762     136,049(3)      100,000         76,674      402,555(9)
  Executive Vice                2002      225,000            -     228,968(3)       76,356(6)           -      233,973(9)
  President and Chief           2001      240,000            -     214,908(3)            -              -      229,868(9)
  Operating Officer

Urs W. Stampfli                 2003      264,320      119,685      21,805(4)            -         69,449       48,322(10)
  Senior Vice President         2002      210,500            -      12,000(4)       18,665(6)           -       44,276(10)
  and Director of Global        2001      223,650            -      12,000(4)            -              -       44,647(10)
  Sales and Marketing

Richard M. Finkbeiner*          2003      243,110       94,459      16,825(5)       75,000              -       13,643(11)
  Senior Vice President and     2002            -            -             -             -              -               -
  Chief Financial Officer       2001            -            -             -             -              -               -

-----------------
(*) Mr. Finkbeiner joined the Company in July 2002 (shortly after the beginning of Fiscal 2003).
(**) For Fiscal 2003, represents bonuses awarded on August 6, 2003 under the Annual Incentive Compensation Plan ("AICP") in effect for Fiscal 2003. For Fiscal 2002 and Fiscal 2001, no bonuses were awarded under the AICP in effect for those years.
(***) Represents payments received in September 2003 under awards approved on August 6, 2003 under the Company's Amended and Restated 2002 Long-Term Cash Incentive Plan (the "LTCIP") in effect for the Fiscal 2002-2003 performance period. The preponderance of the LTCIP awards made to the executives named above in the Summary Compensation Table for this performance period was in the form of contingent deferred compensation to be earned over the next three years and will be included in the Summary Compensation Table, in the future, as and when the conditions to vesting have been met and the amounts have been earned. See "Executive Employment Contracts, Termination of Employment and Change in Control Arrangements" below.

(1) Includes: (a) auto allowances and costs, partial housing costs and reimbursement of taxes, respectively, of $30,000, $48,000 and $120,911 in Fiscal 2003, $30,714, $48,000 and $93,789 in Fiscal 2002, and
         $30,808, $47,797 and $99,325 in Fiscal 2001; (b) the yearly credit under the Lampert SERP (described below under "Executive Employment Contracts, Termination of Employment and Change in Control Arrangements") of $500,000 in Fiscal 2003, Fiscal 2002 and Fiscal 2001; and (c) for Fiscal 2003, reimbursements under the Company's Flexible Perquisite Spending Account Program for Key Executives.
(2) For Fiscal 2003, this represents $18,000 in auto allowance paid, and reimbursements under the Company's Flexible Perquisite Spending Account Program for Key Executives. For Fiscal 2002, this represents $18,000 in auto allowance paid, less Hong Kong tax reimbursements of $25,177 repaid by Mr. King to the Company. For Fiscal 2001, this represents $108,142 paid by the Company pursuant to the Company's Executive Management Tax Equalization Policy for executives stationed overseas, $18,000 in auto allowance, and $6,828 in overseas housing costs.
(3) Includes: (a) amounts paid pursuant to the Company's Executive Management Tax Equalization Policy of $23,700 in Fiscal 2003, $89,519 in Fiscal 2002, and $102,518 in Fiscal 2001; (b) an overseas allowance of $25,000 per annum for Fiscal 2002 and Fiscal 2001, $12,500 of which was received for Fiscal 2003; (c) overseas housing costs of $84,599 in Fiscal 2003, $111,826 in Fiscal 2002 and $82,969 in Fiscal 2001; and
         (d) for Fiscal 2003, $5,250 in auto allowance paid, and reimbursements under the Company's Flexible Perquisite Spending Account Program for Key Executives.
(4) For Fiscal 2003, this represents $12,000 in auto allowance paid, and reimbursements under the Company's Flexible Perquisite Spending Account Program for Key Executives. For Fiscal 2002 and Fiscal 2001, this represents auto allowances paid.
(5) Represents $6,825 in auto allowance paid, and reimbursements under the Company's Flexible Perquisite Spending Account Program for Key Executives.
(6) This stock option was granted on October 17, 2001 in connection with the Company's exchange offer (described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" above), in exchange for the stock option granted in Fiscal 2000 which has been cancelled.
(7) Represents: (a) $516,666 of the April 19, 2000 grant of deferred compensation that vested in each of these fiscal years (as described under "Executive Employment Contracts, Termination of Employment and Change in Control Arrangements" below, this grant vested in three equal annual installments beginning January 1, 2001); (b) payments by the Company for insurance premiums of $37,939 in Fiscal 2003, $27,838 in Fiscal 2002 and $39,975 in Fiscal 2001; (c) in Fiscal 2003 and 2002, payments by the Company for companion travel; and (d) $404,883 repaid to Ira B. Lampert in each of these fiscal years as deferred compensation pursuant to the conditional release program (which, as described under "Certain Relationships and Related Transactions" below, began in May 1999 and continued on January 1 each year through January 1, 2003) because he prepaid the total amount of the indebtedness before it was scheduled to be forgiven by the Company.
(8) Represents: (a) the amount of the April 19, 2000 grant of deferred compensation that vested in the fiscal year (as described under "Executive Employment Contracts, Termination of Employment and Change in Control Arrangements" below, this grant vested in three equal annual installments beginning January 1, 2001); (b) payments by the Company for insurance premiums; and (c) $116,140, $122,714 and $121,152 repaid to Brian F. King in Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively, as deferred compensation pursuant to the conditional release program (which, as described under "Certain Relationships and Related Transactions" below, began in May 1999 and continued on January 1 each year through January 1, 2003) because he prepaid the total amount of the indebtedness before it was scheduled to be forgiven by the Company.
(9) Represents: (a) the amount of the April 19, 2000 grant of deferred compensation that vested in the fiscal year (as described under "Executive Employment Contracts, Termination of Employment and Change in Control Arrangements" below, this grant vested in three equal annual installments beginning January 1, 2001); (b) payments by the Company for insurance premiums; (c) $78,857, $83,321 and $78,858 repaid to Keith L. Lampert in Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively, as deferred compensation pursuant to the conditional release program (which, as described under "Certain Relationships and Related Transactions" below, began in May 1999 and continued on January 1 each year through January 1, 2003) because he prepaid the total amount of the indebtedness before it was scheduled to be forgiven by the Company; and (d) for Fiscal 2003, a one-time grant of $100,000 in deferred compensation, a $58,333 relocation payment, and certain housing benefits, all of which were received in connection with Mr. Lampert's promotion to Chief Operating Officer and as an inducement to his repatriation to the United States. See "Executive Employment Contracts, Termination of Employment and Change in Control Arrangements" below.
(10) Represents the amount of the April 19, 2000 grant of deferred compensation that vested in the fiscal year (as described under "Executive Employment Contracts, Termination of Employment and Change in Control Arrangements" below, this grant vested in three equal annual installments beginning January 1, 2001), and insurance premiums paid by the Company.
(11) Represents certain housing benefits received by Mr. Finkbeiner in connection with his relocation, and insurance premiums paid by the Company.

Stock Options

The following table sets forth information concerning stock option grants made during Fiscal 2003 to executive officers named in the "Summary Compensation Table."

                       Stock Option Grants in Fiscal 2003

                                                                                    Potential Realizable
                                                                                      Value at Assumed
                                            % of Total                              Annual Rates of Stock
                              Number of       Options      Exercise                  Price Appreciation
                                Shares      Granted to       Price                     for Option Term
                              Underlying     Employees        Per                   --------------------
                               Options          in           Share     Expiration     5%            10%
Name                           Granted      Fiscal 2003       ($)         Date       ($)            ($)
----                          ---------     -----------       ---         ----       ---            ---

Keith L. Lampert                100,000(1)       20.2        $ 5.18      11/10/12   $325,767      $825,559
Richard M. Finkbeiner            75,000(2)       15.2          4.00      07/21/12    188,668       478,123

----------------
(1) This option is to vest in three equal annual installments on November 11th of 2003, 2004 and 2005.
(2) This option vested as to 18,750 shares on July 22, 2003, with the balance to vest as to 18,750 additional shares on July 22nd of 2004, 2005 and 2006.

The following table sets forth information concerning stock option exercises during Fiscal 2003 by each of the executive officers named in the "Summary Compensation Table" and the fiscal year-end value of unexercised options held by such officers, based on the closing price of $6.92 for the Common Stock on June 27, 2003.

                Aggregated Stock Option Exercises in Fiscal 2003
                        and Fiscal Year-End Option Values


                        Shares                                                               Value of Unexercised
                       Acquired          Value          Number of Shares Underlying          In-the-Money Options
                          on           Realized        Unexercised Options at FY End              at FY End ($)
Name                   Exercise (#)      ($)           Exercisable**     Unexercisable    Exercisable    Unexercisable
----                   ------------    --------        -------------     -------------    -----------    -------------
Ira B. Lampert                  -             -          1,525,004                 -      $7,597,613               -
Brian F. King            191,666*      $812,990*           322,260                 -       1,202,172               -
Keith L. Lampert         145,000*       506,784*           216,356           100,000         858,263        $174,000
Urs W. Stampfli                 -             -             78,665                 -         267,932               -
Richard M.                      -             -                  -            75,000              -          219,000
Finkbeiner

-----------------
* None of the shares acquired upon these exercises have been sold; the executives exercised these options and held the shares so acquired.
** Certain of the stock options reflected in this table were exercised after the end of Fiscal 2003: (i) Ira B. Lampert exercised options for 183,032 shares on June 30, 2003, and exercised another option for 387,000 shares on July 14, 2003 and deferred the receipt of 331,011 of these shares until July 1, 2005 under the Company's Deferred Delivery Plan; (ii) Brian F. King exercised options for 100,000 shares on August 20, 2003, and (iii) Urs W. Stampfli exercised an option for 15,000 shares on August 28, 2003. All of these exercises were reported in Form 4s filed with the SEC.

Executive Employment Agreements, Termination of Employment and Change in Control Arrangements

The following is a summary of the employment agreements between the Company and each of the executive officers named in the above Summary Compensation Table. The employment agreements provide for each named executive to serve in the respective capacities indicated in the Summary Compensation Table.

The employment agreement for Ira B. Lampert (the "Lampert Agreement") has a four-year term that automatically extends each day, by one day, until one party notifies the other that the term should not be further extended. The term of the employment agreements for Keith L. Lampert and Urs W. Stampfli expire on January 1, 2006, unless renewed by mutual agreement of the parties, and may be terminated by the Company on thirty (30) days' notice at any time or by the executive after January 1, 2006. The term of the employment agreement for Brian
F. King expires on January 1, 2004, unless renewed by mutual agreement of the parties, and may be terminated on thirty (30) days' notice by the Company at any time or by the executive after January 1, 2004. The term of Richard M. Finkbeiner's employment agreement automatically renews from year-to-year, and may be terminated by either party on sixty (60) days' notice.

The employment agreements provide that the Company will pay Ira B. Lampert, Brian F. King, Keith L. Lampert and Richard M. Finkbeiner annual base salaries of $900,000, $450,000, $350,000 and $262,500, respectively, effective as of
January 1, 2003, and an annual base salary of $250,000 to Urs W. Stampfli effective as of July 1, 2003.

In connection with Keith L. Lampert's promotion to Chief Operating Officer, the Board also granted him an option to purchase 100,000 shares of the Company's Common Stock at $5.18 per share (the closing price on the grant date of November 11, 2002) with vesting in equal installments over three years from the grant date, approved a relocation package, and authorized a one-time grant, effective as of January 1, 2003, of $100,000 in fully vested deferred compensation as an inducement for his repatriation to the United States. Mr. Lampert was also provided with housing at the Company's expense while he was on overseas assignment and tax equalization in accordance with the Company's Executive Management Tax Equalization Policy.

Pursuant to the employment agreement for Mr. Finkbeiner, he was also provided with a relocation package and a one-time grant of $100,000 in deferred compensation (described below under "Supplemental Executive Retirement Plans for Named Executive Officers").

The Lampert Agreement provides that if his employment with the Company is terminated by reason of death or disability, Mr. Lampert, or his legal representative, would be entitled to receive, in addition to accrued compensation (including, without limitation, any earned but unpaid bonus or long-term incentive awards, any amount of base salary accrued or earned but unpaid, any deferred compensation earned but unpaid, any accrued but unused vacation pay and unreimbursed business expenses (the "Accrued Amounts")), his base salary for the scheduled balance of the term (payable in the case of death in a lump sum), a prorated bonus for the year in which the death or disability occurred, and any other or additional benefits owed to the executive under the then applicable employee benefit plans or policies of the Company, subject in the case of disability to offset against the base salary payment by the amount of any disability benefits provided to him by the Company or under any disability insurance provided by or paid for by the Company.

The Lampert Agreement entitles Ira B. Lampert to participate generally in all pension, retirement, insurance, savings, welfare and other employee benefit plans and arrangements and fringe benefits and perquisites maintained by the Company from time to time for senior executives of a comparable level. In addition to any life insurance provided pursuant to one of the Company's plans, Mr. Lampert is also provided with term life insurance, for such beneficiaries as are designated by Mr. Lampert, of $5 million face value, and long-term disability coverage with a $600,000 annual benefit payable in the event that Mr. Lampert's employment with the Company is terminated due to his disability (the "Additional Life and Disability Insurance"). In addition, the Company may purchase key man life insurance on the life of Mr. Lampert, which may be used to satisfy the Company's obligations under the Lampert Agreement in the event of Mr. Lampert's death. The Company currently maintains $5 million in key man life insurance on the life of Mr. Lampert.

If Mr. Lampert's employment is terminated by the Company without cause or if there is a constructive termination without cause, Mr. Lampert would be entitled to receive the Accrued Amounts, his base salary and continuation of his benefits (or the economic equivalent of such benefits), the Additional Life and Disability Insurance and certain perquisites for the scheduled balance of the term and for an additional twelve months thereafter, and a prorated bonus for the year in which the termination occurred. If such termination followed a change of control of the Company, Mr. Lampert would be entitled to receive the salary continuation benefit as a lump sum payment without any discount and, subject to limited exceptions, any benefits, including options, in which he is not at such time fully vested would become fully vested and any options would remain exercisable for the full stated term of the option. If the automatic extensions of the term of the Lampert Agreement are discontinued at the request of the Company and Mr. Lampert's employment is terminated upon expiration of the term, Mr. Lampert would be entitled to receive the Accrued Amounts, his base salary and continuation of his benefits (or the economic equivalent of such benefits), the Additional Life and Disability Insurance and certain perquisites for twelve months after the end of the term, and a prorated bonus for the year in which the termination occurred. In addition, if the severance payments to Mr. Lampert under the Lampert Agreement follow a change in control and, together with other amounts paid to Mr. Lampert, exceed certain threshold amounts and are determined to constitute a parachute payment (as defined in Section 280G(b)(2) of the Internal Revenue Code), Mr. Lampert is to receive an additional amount to cover the federal excise tax with respect thereto on a "grossed up" basis.

If Ira B. Lampert is terminated for cause, or he voluntarily resigns, he will only receive the Accrued Amounts and benefits provided in benefit plans.

Under the employment agreements for Brian F. King, Keith L. Lampert and Urs W. Stampfli, if the Company terminates the executive's employment at any time without cause, or if the executive terminates his employment after the stated term of his employment agreement, the executive will be entitled to severance payments equal to one year of the executive's then base salary plus his automobile allowance, payable in installments in accordance with the normal payroll schedule. Under Mr. Finkbeiner's employment agreement, if the Company terminates his employment without cause, Mr. Finkbeiner will be entitled to severance payments equal to twelve months' of his then base salary. The employment agreement for Keith L. Lampert also provides that if his employment were to be terminated by the Company without cause, or upon a change of control, the stock option for 100,000 shares granted to Mr. Lampert on November 11, 2002 would automatically become exercisable in full.

The employment agreements of all of the executives named in the Summary Compensation Table prohibit them from competing with the Company for one year following the termination of their employment with the Company; however, if Ira
B. Lampert's employment is terminated without cause, the duration of his non-compete covenants would extend throughout the period in which his base salary and other benefits are continued if such period exceeds twelve months.

Supplemental Executive Retirement Plans for Named Executive Officers

Pursuant to the Lampert Agreement, the Company adopted a supplemental executive retirement plan and agreement (a "SERP") for the benefit of Ira B. Lampert (the "Lampert SERP"). A specified amount, currently $500,000, is credited to the Lampert SERP account each year. These yearly credits are 100% vested and not subject to forfeiture.

Effective as of April 19, 2000, in connection with a one-time grant of deferred compensation to certain executive officers, the Company adopted certain SERPs, including those with respect to deferred compensation in the following amounts for the following named executive officers (the "Executive SERPs"): (i) Brian F. King, $750,000; (ii) Keith L. Lampert, $450,000; and (iii) Urs W. Stampfli, $110,000. The amounts in the Executive SERP accounts vested in three equal annual installments beginning January 1, 2001. The Company simultaneously approved a one-time grant of deferred compensation to Ira B. Lampert in the amount of $1,549,999 with the same vesting schedule as under the Executive SERPs, and the Lampert SERP was amended to include appropriate terms to govern this one-time grant of deferred compensation.

In connection with a one-time grant of $100,000 in deferred compensation to Richard M. Finkbeiner as of July 22, 2002, the Company adopted a SERP for the benefit of Mr. Finkbeiner. The amounts in these SERP accounts vest, so long as Mr. Finkbeiner continues to be employed by the Company, in four equal annual installments beginning July 22, 2003. However, if the Company terminates Mr. Finkbeiner's employment without cause, half of each year's installment will immediately become vested.

Each time the Company credits an executive's account under a SERP agreement, the Company simultaneously contributes an equal amount to a trust established for the purpose of accumulating funds to satisfy the obligations incurred by the Company pursuant to the SERP.

Deferred Long Term Compensation

On August 6, 2003, all of the executive officers named in the Summary Compensation Table were awarded the following amounts of contingent deferred compensation, which is not yet earned or vested, under the Company's Amended and Restated 2002 Long-Term Cash Incentive Plan (the "LTCIP") with respect to the Fiscal 2002-2003 performance period (the "Deferred LTCIP Awards"): (i) Ira B. Lampert, $670,474; (ii) Brian F. King, $335,237; (iii) Keith L. Lampert, $389,629; (iv) Urs W. Stampfli, $274,021; and (v) Richard M. Finkbeiner, $224,722. The Deferred LTCIP Awards to Brian F. King, Keith L. Lampert, Urs W. Stampfli and Richard M. Finkbeiner vest, so long as the executive continues to be employed by the Company, in three equal annual installments on August 6, 2004, 2005 and 2006, or immediately upon: (i) a change of control of the Company; or (ii) the executive's death or disability. The Deferred LTCIP Award granted to Ira B. Lampert has substantially the same terms and conditions as the other Deferred LTCIP Awards, however, in addition to the events that will accelerate the vesting of the other Deferred LTCIP Awards, it provides for immediate vesting in the event of termination without cause, a constructive termination of employment without cause, or the non-renewal of his employment contract. The Lampert SERP, the Executive SERPs and the Finkbeiner SERP are all being amended to include appropriate terms to govern the Deferred LTCIP Awards. Once the relevant SERPs have been amended, the Company will contribute the foregoing amounts to trusts established for the purpose of holding funds to satisfy the Company's obligations under the Deferred LTCIP Awards.

Director Compensation

During Fiscal 2003, each non-employee member of the Board was paid the following: (i) an annual fee of $12,000 for serving on the Board, which fee, having been voluntarily reduced from $15,000 to $12,000 effective as of the beginning of Fiscal 2002, was increased back to $15,000 effective as of January 1, 2003; (ii) a $2,500 annual fee for each Board committee on which he served ($3,500 for serving as Chairman); and (iii) $1,000 for each Board or committee meeting attended.

In addition, pursuant to the formula award provisions of the Company's 1993 Incentive Plan, as amended, prior to January 20, 2003 each non-employee director automatically received the following options to purchase shares of the Common Stock. Upon appointment to the Board, each non-employee director received: (i) an option to purchase up to 40,000 shares, vesting as to 8,000 shares on the following January 1 and on each January 1 thereafter (provided that, if a director fails to attend at least 75% of the Board meetings in any calendar year, then the options that would have vested on the next January 1 are forfeited); and (ii) an immediately exercisable option to purchase 13,000 shares. On each anniversary of his appointment, each non-employee director received another immediately exercisable option to purchase 13,000 shares. All of the foregoing options have an exercise price equal to the closing price of the Common Stock on the date of grant and expire on the earlier of: (i) five years from the grant date; or (ii) one year after the recipient ceases to be a member of the Board. On January 20, 2003, the 1993 Incentive Plan was amended to remove the provisions regarding formula awards to non-employee directors and, in lieu of the anniversary grant that would have been received in 2003, each non-employee director was granted an option to purchase 26,000 shares of Common Stock at an exercise price of $5.52 per share. The foregoing options were immediately exercisable as to 13,000 shares and will vest as to the remaining 13,000 shares on January 20, 2004 provided the director continues to serve on the Board.

Effective July 31, 2003, the Company amended the outstanding options held by a former director to permit such options to be exercised until their stated expiration date, and to permit the continued vesting through January 2005 of 12,000 shares subject to one such option, in light of the valuable years of advice and service that had been provided during his tenure as a member of the Board. The foregoing amendments did not apply to the installment of 13,000 shares which would have vested on January 20, 2004 under the grant made to him on January 20, 2003, which installment was forfeited.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of August 1, 2003 about the beneficial ownership of our Common Stock by: (i) each person or group who we know beneficially owns more than 5% of our Common Stock; (ii) each director;
(iii) each executive officer named in the "Summary Compensation Table"; and (iv) all directors and executive officers as a group:


                                                                             Amount and Nature of        Percent
Name of Beneficial Owner                                                   Beneficial Ownership(1)     of Class(1)
------------------------                                                   -----------------------     -----------

(i) Beneficial Owners of More than 5% of the Common Stock

Awad Asset Management, Inc.                                                       3,572,340(2)            12.7%
    250 Park Avenue
    New York, New York 10177

"MEP Group" of Company Officers or                                                3,157,645(3)            10.7%
Employees as described in note (3) below


Prudential Financial, Inc.                                                        1,404,128(2)             5.0%
    751 Broad Street
    Newark, New Jersey 07102

(ii) Directors

Ira B. Lampert                                                                    2,009,715(3)(4)          6.9%
Ronald S. Cooper                                                                     76,500(5)                *
Morris H. Gindi                                                                      82,500(6)                *
J. David Hakman                                                                     422,000(7)             1.5%
William J. O'Neill, Jr.                                                              55,000(8)                *

(iii) Named Executive Officers

Brian F. King                                                                       513,926(3)(9)          1.8%
Keith L. Lampert                                                                    426,356(3)(10)         1.5%
Urs W. Stampfli                                                                      88,665(11)               *
Richard M. Finkbeiner                                                                18,750(12)               *

(iv) All executive officers and directors as a group (13 persons)                 4,081,592               13.5%

--------------------
 *   Indicates less than one percent (1%).
 (1) For purposes of this table, beneficial ownership was determined in accordance with Rule 13d-3 under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the SEC; the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of Section 16 of the Exchange Act. As of August 1, 2003, the Company had 28,018,542 shares of Common Stock issued and outstanding. All shares were owned directly with sole voting and investment power unless otherwise indicated. (2) Based on information contained in a Schedule 13G/A dated February 11, 2003 filed by Prudential Financial, Inc., and a Schedule 13G/A dated February 3, 2003 filed by Awad Asset Management, Inc., as to their beneficial ownership at December 31, 2002.

(3) As of August 1, 2003, a group comprised of five officers or employees of the Company (Messrs. Ira B. Lampert, Brian F. King, Keith L. Lampert, Harlan I. Press and Arthur Zawodny) (collectively, the "MEP Group") beneficially owned, in the aggregate, 1,542,809 shares and options to purchase 1,614,836 shares of Common Stock, or 10.7% of 29,633,378 (the number of shares outstanding on that date plus the number of shares that would have been outstanding if all options held by the members of the MEP Group which were exercisable within 60 days of August 1, 2003 were exercised). Of that total, 705,410 shares and options to purchase 391,656 shares of Common Stock were purchased under the Management Equity Provisions ("MEP") of the Company's 1993 Incentive Plan and are subject to the terms of an Amended and Restated Voting Agreement, dated February 28, 1997, as amended (the "Voting Agreement") pursuant to which MEP shares are voted in accordance with the will of the holders of a majority of the shares governed by the Voting Agreement. The balance of 837,399 shares and options to purchase 1,223,180 shares of Common Stock were purchased or held outside the MEP. See "Certain Relationships and Related Transactions" below. The MEP Group's address is c/o Concord Camera Corp., 4000 Hollywood Boulevard, Presidential Circle - 6th Floor, North Tower, Hollywood, Florida 33021.
 (4) Represents: (i) 954,972 shares that may be acquired pursuant to stock options exercisable within 60 days of August 1, 2003; (ii) 698,732 shares owned, as to all of which Mr. Lampert has sole dispositive power; (iii) 331,011 shares, the receipt of which was deferred by Mr. Lampert until July 1, 2005 under the Company's Deferred Delivery Plan, but which could be acquired by him within 60 days of August 1, 2003 under certain limited circumstances described in that plan; and (iv) 25,000 shares held by a ss 501(c)(3) charitable trust of which Mr. Lampert is a trustee with voting and dispositive power. Since Mr. Lampert is part of the MEP Group, the shares beneficially owned by him are included in footnote (3) above; the MEP Group is deemed to have acquired the shares beneficially owned by any member of the MEP Group described in footnote (3) above. In addition, since Mr. Lampert currently owns a majority of the shares governed by the Voting Agreement, he has the right to vote an additional 273,066 MEP shares (705,410 MEP shares, less the 432,344 MEP shares owned directly by Mr. Lampert) which are not included in the amount shown as beneficially owned by Mr. Lampert.
(5) Includes 63,500 shares that may be acquired pursuant to stock options exercisable within 60 days of August 1, 2003.
(6) Represents 67,500 shares that may be acquired pursuant to stock options exercisable within 60 days of August 1, 2003, and 15,000 shares held by the Notra Trading Inc. Profit Sharing Plan & Trust, a retirement plan of which Mr. Gindi is a co-trustee and participant.
(7) Represents: (i) 67,500 shares that may be acquired pursuant to stock options exercisable within 60 days of August 1, 2003; and (ii) 84,500 shares held by the Hakman Family Trust, of which Mr. Hakman is a trustee and beneficiary, 30,000 shares held by the Hakman Capital Corporation Profit Sharing Plan and Trust, and 240,000 shares held by a corporation controlled by Mr. Hakman.
(8) Represents shares that may be acquired pursuant to stock options exercisable within 60 days of August 1, 2003.
(9) Represents 322,260 shares that may be acquired pursuant to stock options exercisable within 60 days of August 1, 2003 and 191,666 shares owned, as to all of which Mr. King has sole dispositive power. Since Mr. King is part of the MEP Group, the shares beneficially owned by him are included in footnote (3) above; the MEP Group is deemed to have acquired the shares beneficially owned by any member of the MEP Group described in footnote
     (3) above.
(10) Represents 216,356 shares that may be acquired pursuant to stock options exercisable within 60 days of August 1, 2003 and 210,000 shares owned, as to all of which Keith Lampert has sole dispositive power. Since Mr. Lampert is part of the MEP Group, the shares beneficially owned by him are included in footnote (3) above; the MEP Group is deemed to have acquired the shares beneficially owned by any member of the MEP Group described in footnote (3) above.
(11) Includes 78,665 shares that may be acquired pursuant to stock options exercisable within 60 days of August 1, 2003.
(12) Represents shares that may be acquired pursuant to stock options exercisable within 60 days of August 1, 2003.

Fiscal Year-End Equity Compensation Plan Information

The following table sets forth aggregated information concerning our equity compensation plans outstanding at June 28, 2003.

                                                                                       No. of Securities
                                                                                      Remaining Available
                                                                                      for Future Issuance
                                 No. of Securities to be     Weighted-Average            under Equity
                                 Issued upon Exercise of     Exercise Price of        Compensation Plans
                                  Options, Warrants and    Options, Warrants and      (excluding shares
                                   Rights Outstanding        Rights Outstanding           reflected in
  Plan Category                       at FY End (#)            at FY End ($)           the 1st column)
  -------------                 -----------------------   ----------------------      -------------------
  Equity Compensation Plans
  Approved by Shareholders              3,149,376                   $3.59                  118,208

  Equity Compensation Plans
  Not Approved by
  Shareholders                          1,067,250                   $4.20                  849,000
                                        ---------                   -----                  -------

  Total                                 4,216,626                   $3.75                  967,208
                                        =========                   =====                  =======

At June 28, 2003, we had a total of thirty-two (32) compensation plans under which Common Stock was authorized for issuance that were adopted without shareholder approval: (i) the 2002 Incentive Plan for Non-Officer Employees, New Recruits and Consultants (the "First 2002 Incentive Plan") and the 2002 Incentive Plan for New Recruits (the "Second 2002 Incentive Plan", collectively with the First 2002 Incentive Plan, the "2002 Plans"); and (ii) thirty (30) individual stock option plans that were issued to employees (four of whom are executive officers) as an inducement to their employment with the Company and one that was issued to a consultant as a retention inducement. None of the options issued under any of these plans qualifies as an incentive stock option for federal tax purposes.

At June 28, 2003, 500,000 shares of Common Stock were reserved for issuance pursuant to outstanding options granted under and options available for grant under each of the 2002 Plans. New recruits (including officers), non-officer employees and consultants in our service are eligible to participate in the First 2002 Incentive Plan. Only new recruits (including officers) are eligible to participate in the Second 2002 Incentive Plan. The 2002 Plans generally provide for the granting of stock, stock options, stock appreciation rights, restricted shares or any combination of the foregoing to eligible participants. Shares subject to any outstanding options under each of these plans which expire or otherwise terminate prior to exercise will be available for subsequent issuance under the plan. Except as otherwise required by law or the plan, the Compensation and Stock Option Committee or our Board of Directors determine which eligible individuals are to receive option grants, the number of shares subject to each such grant, the vesting schedule for the option grant, the maximum term for which any granted option is to remain outstanding, and the exercise price. The exercise price may not be less than the fair market value of the option shares on the grant date.

At June 28, 2003, 916,250 shares of Common Stock in the aggregate were reserved for issuance under individual stock option plans that were issued to employees (four of whom are executive officers) as an inducement to their becoming employed by the Company, and to a consultant as an inducement for his continued services, or were subsequently received by the employee or consultant, in exchange for their inducement option, in connection with a stock option repricing program. These plans were adopted for retention of new employees and consultants and have substantially the same terms and conditions as options issued under the 2002 Plans. These stock options generally vest in three annual installments beginning on the first anniversary of the employee's start date or the grant date, have an exercise price equal to the closing price of the Common Stock on the date of grant, and expire ten years after the grant date. For those stock options that were received in exchange for the person's inducement option, the vesting schedule and expiration date of the inducement option were carried forward into the person's repriced stock option. The individual stock option plan issued to our Chairman, Chief Executive Officer and President, Ira B. Lampert, had substantially the same terms and conditions as the other individual plans, however, it provided that the option would remain exercisable until its stated expiration date in the event of Mr. Lampert's termination without cause, the non-renewal of his employment contract, his death or disability, or a change of control. On July 14, 2003, Mr. Lampert exercised the outstanding balance under his individual stock option plan in full before it expired on July 15, 2003.

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

Item 13.  Certain Relationships and Related Transactions.

Consulting Arrangements with Directors

A corporation controlled by J. David Hakman provided consulting services to us from 1997 to July 2002 pursuant to an engagement agreement entered into on September 25, 1997, as later amended and supplemented (the "Hakman Agreement"). Pursuant to the Hakman Agreement, the Company granted a warrant to purchase up to 260,000 shares of Common Stock at an exercise price of $2.25 per share to a corporation controlled by Mr. Hakman. In October 2000, the corporation exercised the warrant as to all 113,000 shares that had vested up until that time. On September 25, 2002, the corporation exercised the warrant as to another 77,000 shares that were vested and exercisable at that time. The warrant never vested as to the remaining 70,000 shares and expired on September 25, 2002.

From May 1, 2002 through June 15, 2003, William J. Lloyd, who was a member of our Board at the time, provided us with consulting services related to the technological aspects of cameras and other products. As compensation for these consulting services, the Company paid a corporation controlled by Mr. Lloyd a retainer of $5,000 per month. The Company accepted Mr. Lloyd's resignation from our Board effective as of July 31, 2003, and the consulting relationship was terminated as of June 15, 2003, in order to avoid any conflicts of interest that could result from a new executive position that had been accepted by Mr. Lloyd with another company.

Transactions under the Management Equity Provisions of the 1993 Incentive Plan

On August 23, 1995, the Compensation Committee of the Board approved stock purchase awards under the Management Equity Provisions ("MEP") of the Company's 1993 Incentive Plan pursuant to which 1,000,000 shares of Common Stock were made available for purchase by senior management of the Company at a price per share equal to $2.6875 per share (the closing price of the Common Stock on August 23, 1995, adjusted for the two-for-one stock split effective on April 14, 2000) pursuant to binding commitments to be made by such persons by August 31, 1995. The Company received commitments for the purchase of 888,000 shares (the "Purchased Shares"). Each purchaser was also granted the right to receive a contingent restricted stock award covering a number of shares equal to the number of shares he had purchased based upon attainment of increases in shareholder value in accordance with the plan. If issued, such contingent restricted shares were to vest over a three-year period and were subject to forfeiture prior to vesting under certain conditions.

In November 1995, members of the Company's senior management entered into purchase agreements (the "Purchase Agreements") for the Purchased Shares. Pursuant to the Purchase Agreements, each purchaser executed a full recourse note for the purchase price of such shares (each a "Note"; collectively, the "Notes") and pledged the Purchased Shares as security for the payment of the Note. The Notes bore interest at an annual rate of 6%. Concurrently with the execution of their respective Purchase Agreements and Notes, each purchaser entered into a Voting Agreement pursuant to which each purchaser agreed to vote all of his Purchased Shares and contingent restricted stock in accordance with the determination of the holders of a majority of all of the Purchased Shares and contingent restricted stock held by the purchasers. To effect the foregoing, each of the purchasers delivered an irrevocable proxy to Ira B. Lampert.

Pursuant to Amendments to each of the Purchase Agreements dated February 28, 1997 (the "Amendments"), the Company was relieved of its obligation to issue any contingent restricted stock. Instead, each participating member of the Company's senior management received, as of December 22, 1996, options to purchase that number of shares of Common Stock (the "Option Shares") equal to the number of Purchased Shares purchased by such person, at an exercise price of $0.9063 per share. The options vested as to 20% of the Option Shares covered thereby as of December 22, 1996, and the balance of the shares covered thereby began vesting December 31, 1996 in equal monthly installments over a four-year period during the term of employment or consultancy. The unvested portion became vested on August 19, 1998 when the average closing price of the Common Stock was at least $2.50 (after adjustment for the stock split effective on April 14, 2000) for 90 consecutive trading days. Concurrently with the Amendments, the Voting Agreement and the irrevocable proxies were amended and restated to include the Option Shares and delete any mention of the contingent restricted stock.

In April 1999, the Board approved a conditional release program whereby the Company agreed to forgive a portion of the indebtedness represented by each Note and concurrently release a proportionate number of Purchased Shares held by the Company as security for payment of the Notes. The debt forgiveness and share release program (the "Release Program") began on May 1, 1999 and continued on January 1 each year through January 1, 2003. The total principal sum subject to forgiveness under the Release Program was $2,386,500, together with interest owed under the Notes. The debt forgiveness was conditioned upon the person's continued employment with the Company. If a person ceased to be an employee or consultant of the Company prior to full forgiveness of the debt, the principal balance of the Note would have become immediately due and payable, including any amounts scheduled to be forgiven at a future date.

As contemplated by the MEP, subsequent to 1995 certain Purchased Shares and the related options were transferred to other eligible members of the Company's senior management upon their execution of the required agreements and Notes. Notes previously delivered to secure payment for such shares were canceled upon delivery of new Notes by current members. The Purchased Shares and options awarded pursuant to the MEP are presently held by Ira B. Lampert, Brian F. King, Keith L. Lampert, Harlan I. Press and Arthur Zawodny.

In January 2000, the Board further provided that a participant in the MEP would have the right to prepay all or any portion of the indebtedness represented by a
Note issued in connection with the purchase of shares, and that the amount so prepaid would be repaid to the participant as deferred compensation at such time as the amount would otherwise have been forgiven in accordance with the Release Program.

The following were the scheduled release dates, and the total amounts that were forgiven* on such dates, under the Release Program.


                                                                        Total Principal            Total Purchased
           Releasee                      Release Dates               Indebtedness Forgiven         Shares Released
           --------             --------------------------------    ------------------------    ----------------------

Brian F. King                   May 1, 1999, and January 1st           $   430,000*                    160,000
                                of 2000, 2001, 2002 and 2003
Ira B. Lampert                  May 1, 1999, and January 1st           $ 1,612,500*                    600,000
                                of 2000, 2001, 2002 and 2003
Keith L. Lampert                May 1, 1999, and January 1st           $   295,625*                    110,000
                                of 2000, 2001, 2002 and 2003
Harlan I. Press                 January 6, 2000, and January           $    10,750                       4,000
                                1st of 2001, 2002 and 2003
Arthur Zawodny                  May 1, 1999, and January 1st           $    37,625*                     14,000
                                of 2000, 2001, 2002 and 2003

-----------
* After the January 1, 2000 release date, the balance of these amounts were repaid in full. Ira B. Lampert, Brian F. King, Keith L. Lampert and Arthur Zawodny have each prepaid in full the balance of the debts represented by their Notes and, as a result of their continued employment with the Company, received deferred compensation in lieu of the amounts scheduled to be forgiven under the Release Program.

Employment of Christopher Lampert

Another son of Ira B. Lampert, Christopher Lampert, works for the Company in Hong Kong and the PRC as a project analyst and product operations manager. In Fiscal 2003, we paid a total of $62,988 for his salary and his housing in Hong Kong. Housing is customarily provided to our employees stationed by the Company in Hong Kong and/or the PRC on foreign assignment.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1) and (2) Financial Statements and Financial Statement Schedule

The following consolidated financial statements of the Company and the notes thereto, the related reports thereon of the certified public accountants and financial statement schedule are filed under Item 8 of this report:

(a)(1)  Financial Statements Page
           Report of Independent Certified Public Accountants................F-1
           Consolidated Balance Sheets at June 28, 2003 and June 29, 2002....F-2
           Consolidated Statements of Operations for the years ended
             June 28, 2003, June 29, 2002 and June 30, 2001..................F-3
           Consolidated Statements of Stockholders' Equity for the years ended June 28, 2003, June 29, 2002 and June 30, 2001............F-4
           Consolidated Statements of Cash Flows for the years
             ended June 28, 2003, June 29, 2002 and June 30, 2001............F-5
           Notes to Consolidated Financial Statements........................F-6

(a)(2)   Financial Statement Schedule
            Schedule II--Valuation and Qualifying Accounts and Reserves.....F-36

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

   3.2         Restated By-Laws, as amended through                 Incorporated by reference to the Company's
               December 4, 2002                                     quarterly  report on Form 10-Q for the quarter
                                                                    ended December 28, 2002.

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

   9.1*        Amended and Restated Voting Agreement, dated         Incorporated by reference to the Company's
               February  28, 1997, among the parties                annual report on Form 10-K for the year ended
               signatory thereto, including among others,           July 1, 2000.
               Ira  B. Lampert, Brian  King and Arthur
               Zawodny, as amended on various dates in 1998
               to add certain  additional shares of the
               Company's Common Stock owned by Ira B.
               Lampert, Brian King and Keith Lampert and as
               further amended on January 6, 2000 to add
               certain shares owned by Harlan Press

   10.1        Settlement Agreement between the Company and         Filed herewith.
               the Commission effective September 1, 1994

   10.2        Second renewal agreement of Master Processing        Incorporated by reference to the Company's
               Contract No. (86)507, dated March 15, 1996,          quarterly report on Form 10-Q for the quarter
               and approval notice issued by the Longgang           ended September 30, 2000.
               Economic Development Bureau (English
               translations)

   10.3        Contract for Grant of State-Owned Land Use           Incorporated by reference to the Company's
               Right, dated November 8, 1994, with the              quarterly report on Form 10-Q for the quarter
               Shenzhen Land Bureau (English translation)           ended September 30, 2000.


   10.4        Hong Kong Credit Facility and Factoring              Incorporated by reference to the Company's
               Agreement, dated September 8, 1999, between          quarterly report on Form 10-Q for the quarter
               The Hongkong and Shanghai Banking Corporation        ended January 1, 2000.
               Limited ("HSBC") and Concord HK

   10.5        Letter agreements between HSBC and Concord HK        Incorporated by reference to the Company's
               dated June 1, 2002 and June 4, 2002,  relating       annual report on Form 10-K for the year ended
               to and amending the Hong Kong Credit  Facility       June 29, 2002.
               and Factoring Agreement

   10.6        Renewal of Business License of Concord Camera        Filed herewith.
               (Shenzhen) Company Limited, issued by the
               Shenzhen Municipal Administration for
               Industry and Commerce on June 4, 2003
               (English translation)

   10.7*       Incentive Plan (1993), as amended through            Incorporated by reference to the Company's
               April 24, 2000                                       annual report on Form 10-K for the year ended
                                                                    July 1, 2000.

   10.8*       Amendments to the Incentive Plan (1993)dated         Incorporated by reference to the Company's
               as of April 19, 2001 and August 2, 2001              Schedule TO/A-1 filed August 28, 2001

   10.9*       Amendment to Incentive Plan (1993)dated as           Incorporated by reference to the Company's
               of January 20, 2003                                  quarterly report on Form 10-Q for the quarter
                                                                    ended March 29, 2003.

   10.10*      Amendments to Incentive Plan (1993) dated as         Filed herewith.
               of February 10, 2003 and June 2, 2003

   10.11*      2002 Incentive Plan for Non-Officer                  Incorporated by reference to the Company's
               Employees, New Recruits and Consultants, and         annual report on Form 10-K for the year ended
               Amendment No. 1 to same dated September 4,           June 29, 2002.
               2002

   10.12*      Amendment No. 2 dated as of June 2,2003 to           Filed herewith.
               2002 Incentive Plan for Non-Officer
               Employees, New Recruits and Consultants

   10.13*      2002 Incentive Plan for New Recruits, and            Filed herewith.
               Amendment No.1 to same dated as of June 2,
               2003

   10.14*      Stock Option (Plan and) Agreement, dated as          Incorporated by reference to the Company's
               of May 15, 1998, between Urs W. Stampfli and         annual report on Form 10-K for the year ended
               the Company                                          June 29, 2002.


   10.15*      Amendment, effective as of February 11, 2003,        Filed herewith.
               to Stock Option (Plan and) Agreement, dated
               as of May 15, 1998, between Urs W. Stampfli
               and the Company

   10.16*      Stock Option (Plan and) Agreement, dated as          Incorporated by reference to the Company's
               of December 22, 1996, between Brian F. King          annual report on Form 10-K for the year ended
               and the Company                                      June 29, 2002.

   10.17*      Amendment, effective as of February 11, 2003,        Filed herewith.
               to Stock Option (Plan and) Agreement, dated
               as of December 22, 1996, between Brian F.
               King and the Company

   10.18*      Stock  Option (Plan and) Agreement, dated as         Incorporated by reference to the Company's
               of December 22, 1996, between Ira B. Lampert         annual report on Form 10-K for the year ended
               and the Company                                      June 29, 2002.

   10.19*      Amendment, effective as of February 11, 2003,        Filed herewith.
               to Stock Option (Plan and) Agreement, dated
               as of December 22, 1996, between Ira  B.
               Lampert and the Company

   10.20*      Deferred Delivery Plan, effective as of              Filed herewith.
               February 10, 2003

   10.21*      Amended and Restated 1995 Annual Incentive           Filed herewith.
               Compensation Plan, as amended through June
               11, 2003

   10.22*      Amended and Restated 2002 Long Term Cash             Filed herewith.
               Incentive Plan, as amended through June 11,
               2003, and amendment to same dated July 31, 2003

   10.23*      2002-2003 Performance Criteria under 2002            Incorporated by reference to the Company's
               Long Term Cash Incentive Plan                        annual report on Form 10-K for the year ended
                                                                    June 29, 2002.

   10.24*      Restated Flexible Perquisite Spending Account        Incorporated by reference to the Company's
               Program for Key Executives                           quarterly report on Form 10-Q for the quarter
                                                                    ended December 28, 2002.

   10.25*      Amended and Restated Employment Agreement,           Incorporated by reference to the Company's
               dated as of May 1,1997, between the Company          annual report on Form 10-K for the year ended
               and Ira B. Lampert                                   June 30, 1997.


   10.26*      Amendment No.1 dated as of August 25, 1998,          Incorporated by reference to the Company's
               Amendment No.3 dated as of April 19, 2000,           annual report on Form 10-K for the year ended
               and Amendment No. 4 dated as of January 1,           June 30, 2001.
               2001, to Amended and Restated Employment
               Agreement dated as of May 1, 1997, between
               Ira B. Lampert and the Company

   10.27*      Amendment No. 2, dated as of January 1, 1999,        Incorporated by reference to the Company's
               to Amended and Restated Employment Agreement         quarterly report on Form 10-Q for the quarter
               dated as of May 1, 1997, between Ira  B.             ended January 2, 1999.
               Lampert and the Company

   10.28*      Amendment No. 5, dated as of December 2,             Incorporated by reference to the Company's
               2002, to Amended and Restated Employment             quarterly report on Form 10-Q for the quarter
               Agreement dated as of May 1, 1997, between           ended December 28, 2002.
               Ira B. Lampert and the Company

   10.29*      Amendment No. 6, dated February 10, 2003, to         Incorporated by reference to the Company's
               Amended and Restated Employment Agreement            quarterly report on Form 10-Q for the quarter
               dated as of May 1, 1997, between Ira B.              ended March 29, 2003.
               Lampert and the Company

   10.30*      Amended and Restated Deferral Agreement,             Incorporated by reference to the Company's
               dated as of January 1, 2002, between Concord         annual  report on Form 10-K for the year ended
               Camera Corp. and Ira B. Lampert                      June 29, 2002.

   10.31*      Deferral Agreement, dated as of June 2, 2000,        Incorporated by reference to the Company's
               between Concord Camera Corp. and Keith L.            annual report on Form 10-K for the year ended
               Lampert, and amendment to same dated as of           June 29, 2002.
               June 1, 2002

   10.32*      Amended and Restated Supplemental Executive          Incorporated by reference to the Company's
               Retirement Plan and Agreement dated as of            annual report on Form 10-K for the year ended
               April 19, 2000, between Ira B. Lampert and           June 30, 2001.
               the Company, and Amendment No. 1 to same
               dated as of January 1, 2001

   10.33*      Amendment No. 2, dated as of January 1, 2002,        Incorporated by reference to the Company's
               to Amended and Restated Supplemental                 annual report on Form 10-K for the year ended
               Executive Retirement Plan and Agreement dated        June 29, 2002.
               as of April 19, 2000, between Ira B. Lampert
               and the Company

   10.34*      Terms of Employment between Brian F. King and        Incorporated by reference to the Company's
               the Company, effective as of January 1, 2000         annual report on Form 10-K for the year ended
                                                                    June 30, 2001.

   10.35*      Amendment, dated as of November 20, 2002, to         Incorporated by reference to the Company's
               Terms of Employment dated as of January 1,           quarterly report on Form 10-Q for the quarter
               2000, between Brian F. King and the Company          ended December 28, 2002.

   10.36*      Amendment No. 2 dated  as of February  26,           Incorporated by reference to the Company's
               2003, and Amendment No.3 dated as of March           quarterly report on Form 10-Q for the quarter
               30, 2003, to Terms of Employment dated as of         ended March 29, 2003.
               January 1, 2000, between Brian F. King and
               the Company

   10.37*      Terms of Employment between Urs W. Stampfli          Incorporated by reference to the Company's
               and the Company, effective as of January 1,          annual report on Form 10-K for the year ended
               2000                                                 June 30, 2001.

   10.38*      Amendment, dated as of November 20, 2002, to         Incorporated by reference to the Company's
               Terms of Employment dated as of  January 1,          quarterly report on Form 10-Q for the quarter
               2000, between Urs W. Stampfli and the Company        ended December 28, 2002.

   10.39*      Amendment No. 2 dated as of February 26,             Incorporated by reference to the Company's
               2003, and Amendment No. 3 dated as of March          quarterly report on Form 10-Q for the quarter
               30, 2003, to Terms of Employment dated as of         ended March 29, 2003.
               January 1, 2000, between Urs W. Stampfli and
               the Company

   10.40*      Terms of Employment between Keith L. Lampert         Incorporated by reference to the Company's
               and the Company, effective as of November 11,        quarterly report on Form 10-Q for the quarter
               2002                                                 ended December 28, 2002.

   10.41*      Terms of Employment between Richard                  Filed herewith.
               Finkbeiner and the Company, effective as of
               July 22, 2002, and Amendment No. 1 to same
               dated as of January 1, 2003

   10.42*      Form of Supplemental Executive Retirement            Incorporated by reference to the Company's
               Plan and Agreement, dated as of April 19,            annual report on Form 10-K for the year ended
               2000, between the Company and each of certain        July 1, 2000.
               executive officers

   10.43*      Form of Amendment to the Supplemental                Incorporated by reference to the Company's
               Executive Retirement Plan and Agreement,             annual report on Form 10-K for the year ended
               dated as of April 19, 2000, between the              June 30, 2001.
               Company and each of certain executive officers

   10.44*      Form of Amendment No. 2, dated as of June 1,         Incorporated by reference to the Company's
               2002, to the Supplemental Executive                  annual report on Form 10-K for the year ended
               Retirement Plan and  Agreement between the           June 29, 2002.
               Company and each of Brian King, Keith
               Lampert, Urs Stampfli and Harlan Press

   10.45*      Supplemental Executive Retirement Plan and           Filed herewith.
               Agreement, dated as of July 22, 2002, between
               the Company and Richard M. Finkbeiner

   10.46*      Concord Camera Corp. Executive Management Tax        Incorporated by reference to the Company's
               Equalization Policy                                  annual report on Form 10-K for the year ended
                                                                    June 29, 2002.

   10.47       Lease Agreement, undated between Prologis            Incorporated by reference to the Company's
               Trust, a Maryland real estate investment             quarterly report on Form 10-Q for the quarter
               trust, and the Company                               ended January 2, 1999.

   10.48       Lease Agreement, dated as of August 12,1998,         Incorporated by reference to the Company's
               between CarrAmerica Realty Corp. and the             quarterly report on Form 10-Q for the quarter
               Company                                              ended January 2, 1999.

   10.49       First Amendment, dated October 12, 1999, to          Incorporated by reference to the Company's
               Lease dated as of August 12, 1998, between           quarterly report on Form 10-Q for the quarter
               CarrAmerica Realty Corp. and the Company             ended October 2, 1999.

   10.50       Second Amendment, dated January 3, 2000, to          Incorporated by reference to the Company's
               Lease dated as of August 12, 1998, between           annual report on Form 10-K for the year ended
               CarrAmerica Realty Corp. and the Company             July 1, 2000.

   10.51       Third Amendment, dated January 6, 2003, to           Incorporated by reference to the Company's
               Lease dated as of August 12, 1998, between           quarterly report on Form 10-Q for the quarter
               CRD Presidential, LLC and the Company                ended December 28, 2002.

   10.52       Tenancy Agreement, dated September 18, 2002,         Incorporated by reference to the Company's
               between Southnice Investments Limited and            quarterly report on Form 10-Q for the quarter
               Concord Camera HK Limited                            ended December 28, 2002.

   21          Subsidiaries of the Company                          Incorporated by reference to the Company's
                                                                    annual report on Form 10-K for the year ended
                                                                    June 29, 2002.

   23          Consent of Independent Certified Public              Filed herewith.
               Accountants

   31.1        Certification of Chief Executive Officer             Filed herewith.
               pursuant to Rule 13a-14(a)/15d-14(a)

   31.2        Certification of Chief Financial Officer             Filed herewith.
               pursuant to Rule 13a-14(a)/15d-14(a)

   32.1        Certification of Chief Executive Officer             Filed herewith.
               pursuant to 18 U.S.C. ss 1350

   32.2        Certification  of Chief Financial Officer            Filed herewith.
               pursuant to 18 U.S.C. ss 1350

   --------------
   * Management contract or compensatory plan or arrangement.

The Financial Statement Schedules required to be filed pursuant to this Item 15(d) are listed above.

(b) Reports on Form 8-K.

On May 9, 2003, in accordance with SEC Release No. 33-8216, the Company reported under Item 9 - Regulation FD Disclosure (in lieu of Item 12 - Disclosure of Results of Operations and Financial Condition) on Form 8-K information regarding a press release announcing the Company's financial results for the quarter and nine months ended March 29, 2003, and furnished a copy of the press release dated May 9, 2003 as an exhibit to the foregoing report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CONCORD CAMERA CORP.

Date:  September 25, 2003                 By:  /s/  Ira B. Lampert
                                             -----------------------------------
                                              Ira B. Lampert, Chairman, Chief
                                              Executive Officer and President

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

Name                                     Capacity                                                Date
----                                     --------                                                ----
/s/ Ira B. Lampert                       Chairman of the Board, Chief Executive           September 25, 2003
------------------------------           Officer and President (Principal
Ira B. Lampert                           Executive Officer)


/s/  Richard M. Finkbeiner               Senior Vice President and                        September 25, 2003
------------------------------           Chief Financial Officer
Richard M. Finkbeiner                    (Principal Financial Officer)


/s/  Harlan I. Press                     Vice President and Treasurer                     September 25, 2003
------------------------------           (Principal Accounting Officer)
Harlan I. Press

/s/  Ronald S. Cooper                    Director                                         September 25, 2003
------------------------------
Ronald S. Cooper

/s/  Morris H. Gindi                     Director                                         September 25, 2003
------------------------------
Morris H. Gindi

/s/  J. David Hakman                     Director                                         September 25, 2003
------------------------------
J. David Hakman

/s/  William J. O'Neill, Jr.             Director                                         September 25, 2003
------------------------------
William J. O'Neill, Jr.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Concord Camera Corp.

We have audited the accompanying consolidated balance sheets of Concord Camera Corp. and subsidiaries as of June 28, 2003 and June 29, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 28, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concord Camera Corp. and subsidiaries as of June 28, 2003 and June 29, 2002, and the consolidated results of operations and cash flows for each of the three years in the period ended June 28, 2003, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                Ernst & Young LLP
Atlanta, Georgia
July 31, 2003, except as to the last paragraph of Note 15 for which the date is August 6, 2003

Concord Camera Corp. and Subsidiaries
Consolidated Balance Sheets
(in thousands)


                                                                            June 28,     June 29,
                                                                              2003         2002
                                                                         ------------   -----------
                                Assets
Current Assets:
     Cash and cash equivalents                                            $    38,221    $  103,868
     Short-term investments                                                    50,035             -
     Accounts receivable, net                                                  32,494        22,984
     Inventories                                                               32,317        22,485
     Prepaid expenses and other current assets                                  5,122         4,194
                                                                           ----------     ---------
                           Total current assets                               158,189       153,531
Property, plant and equipment, net                                             21,328        20,985
Goodwill, net                                                                   3,721         3,721
Other assets                                                                   22,576        19,839
                                                                           ----------     ---------
Total assets                                                               $  205,814     $ 198,076
                                                                           ==========     =========

                 Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable                                                      $   22,105     $  12,502
     Accrued expenses                                                          13,023        12,013
     Other current liabilities                                                  1,984           634
                                                                           ----------    ----------
                            Total current liabilities                          37,112        25,149
Senior notes                                                                        -        14,934
Other liabilities                                                              11,874         8,837
                                                                           ----------    ----------
Total liabilities                                                              48,986        48,920
Commitments and contingencies
Stockholders' equity:
     Blank check preferred stock, no par value
     1,000 shares authorized, none issued                                           -             -
     Common stock, no par value, 100,000 shares
     authorized; 29,464 and 29,029 shares issued
     as of June 28, 2003 and June 29, 2002, respectively                      141,109       140,547
     Paid-in capital                                                            5,407         4,412
     Deferred stock-based compensation                                           (190)         (332)
     Notes receivable arising from common stock purchase agreements                 -            (1)
     Retained earnings                                                         15,070         8,667
     Accumulated other comprehensive loss                                        (431)            -
                                                                           ----------     ---------
                                                                              160,965       153,293
     Less: treasury stock, at cost, 1,543 shares                               (4,137)       (4,137)
                                                                           ----------     ---------
Total stockholders' equity                                                    156,828       149,156
                                                                           ----------     ---------
Total liabilities and stockholders' equity                                 $  205,814     $ 198,076
                                                                           ==========     =========

See accompanying notes.

Concord Camera Corp. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

                                                                          Year Ended
                                                      -----------------------------------------------
                                                         June 28,           June 29,       June 30,
                                                           2003               2002           2001
                                                      ------------       ------------     ----------
Net sales                                             $   189,783        $   129,317      $  180,061
Cost of products sold                                     153,532            110,345         152,598
                                                      -----------        -----------      ----------
Gross profit                                               36,251             18,972          27,463
Selling expenses                                            8,905              6,343           8,149
General and administrative expenses                        20,616             20,968          33,313
(Recovery) of operating expenses, net                           -             (1,150)              -
Variable stock-based compensation expense                     900                  -               -
Terminated acquisition costs                                    -                  -             800
Interest expense                                            1,230              2,522           2,794
Other (income), net                                        (2,372)            (3,060)         (4,892)
                                                      -----------        -----------      ----------
Income (loss) before income taxes                           6,972             (6,651)        (12,701)
Provision (benefit) for income taxes                          569             (1,403)           (931)
                                                      -----------        -----------      ----------
Net income (loss)                                     $     6,403        $    (5,248)     $  (11,770)
                                                      ===========        ===========      ==========

Basic earnings (loss) per common share                $      0.23        $     (0.19)     $    (0.45)
                                                      ===========        ===========      ==========
Diluted earnings (loss) per common share              $      0.22        $     (0.19)     $    (0.45)
                                                      ===========        ===========      ==========

Weighted average
    common shares outstanding - basic                      27,874             27,438          25,992
Dilutive effect of common stock options                     1,571                  -               -
                                                      -----------        -----------      ----------
Weighted average
    common shares outstanding - diluted                    29,445             27,438          25,992
                                                      ===========        ===========      ==========

See accompanying notes.

Concord Camera Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands)


                                                                                   Notes
                                                                                 Receivable
                                                                                  arising
                                Common Stock                                    from Common                   Accumulated
                                ------------               Deferred                Stock     Treasury Stock      Other
                                Issued  Stated   Paid-in  Stock-Based   Retained  Purchase   --------------  Comprehensive
                                Shares  Value    Capital  Compensation  Earnings Agreements   Shares    Cost     Loss      Total
                                ------  -----    -------  ------------  -------------------   ------    ----     ----      -----

Balance as of July 1, 2000     23,826  $42,145   $2,626     $   -     $25,685    $  (29)     1,543   $(4,137)    $   -    $66,290
Issuance of common stock,
   net                          4,485   96,881        -         -           -          -          -        -          -    96,881
Exercise of stock options
   and warrants                   601    1,228        -         -           -          -          -        -          -     1,228
Income tax benefit from
   stock options exercised          -        -    1,696         -           -          -          -        -          -     1,696
Interest on notes
   receivable arising from
   common stock purchase
   agreements                       -        -        -         -           -         (2)         -        -          -        (2)
Officers' notes forgiven on
   stock purchases                  -        -        -         -           -         14          -        -          -        14
Net loss                            -        -        -         -      (11,770)        -          -        -          -   (11,770)
                              -------  -------  -------  --------     --------   -------    -------   ------     ------   -------
Balance as of June 30, 2001    28,912  140,254    4,322         -      13,915        (17)     1,543   (4,137)         -   154,337
Exercise of stock options         117      293        -         -           -          -          -        -          -       293
Deferred stock-based
   compensation                     -        -        -      (332)          -          -          -        -          -      (332)
Interest on notes
   receivable arising from
   common stock purchase
   agreements                       -        -        -         -           -         (1)         -        -          -        (1)
Officers' notes forgiven on
   stock purchases                  -        -        -         -           -          8          -        -          -         8
Officers' notes paid on
   stock purchase                   -        -        -         -           -          9          -        -          -         9
Stock-based compensation            -        -       90         -           -          -          -        -          -        90
Net loss                            -        -        -         -      (5,248)         -          -        -          -    (5,248)
                              -------  -------  -------   -------     -------    -------    -------  -------     ------  --------
Balance as of June 29, 2002    29,029  140,547    4,412      (332)      8,667         (1)     1,543   (4,137)         -   149,156
Exercise of stock options
   and warrants                   435      562                                                                        -       562
Deferred stock-based
   compensation                     -        -        -       142           -          -          -        -          -       142
Officers' notes forgiven on
   stock purchases                  -        -        -         -           -          1          -        -          -         1
Stock-based compensation            -        -      995         -           -          -          -        -          -       995
Net income                          -        -        -         -       6,403          -          -        -          -     6,403
Unrealized loss on
   securities                       -        -        -         -           -          -          -        -       (431)     (431)
                                                                                                                         --------
Comprehensive income                                                                                                        5,972
                              -------  -------- -------  --------     -------    -------    -------  --------   -------  --------
Balance as of June 28, 2003    29,464  $141,109  $5,407  $   (190)    $15,070    $     -      1,543   $(4,137)    $(431) $156,828
                              =======  ======== =======  ========     =======    =======    =======  ========   =======  ========

See accompanying notes.

Concord Camera Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

                                                                                Year Ended
                                                           ---------------------------------------------------
                                                            June 28,             June 29,          June 30,
                                                              2003                 2002              2001
                                                           -------------       --------------     ------------

Cash flows from operating activities:
Net income (loss)                                              $   6,403          $   (5,248)       $  (11,770)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                   6,068               6,260             5,737
   Write-off of deferred finance costs                               303                   -                 -
   Deferred income taxes and stock option exercise
   tax benefit                                                       339              (1,403)              174
   Non-cash compensation expense                                     900                   -               401
   Settlement of net accrued product costs                        (2,234)                  -                 -
   Provision for specific doubtful accounts                          519               2,282            15,800
   Provision for specific inventory obsolescence                      22               3,261             4,714
   Restructuring (reversal) reserve                                    -                (448)            1,400
   Changes in operating assets and liabilities:
        Accounts receivable                                      (10,029)                (14)           (7,484)
        Inventories                                               (9,854)              5,020            (3,877)
        Prepaid expenses and other current assets                     73                 163             3,246
        Other assets                                              (2,763)             (1,651)           (2,555)
        Accounts payable                                           9,603              (5,489)           (7,519)
        Accrued expenses                                           3,249              (2,872)             (766)
        Other current liabilities                                    351              (1,914)             (361)
        Other liabilities                                          2,036                 919              (580)
                                                                --------          ----------        ----------
   Net cash provided by (used in) operating activities             4,986              (1,134)           (3,440)
                                                                --------          ----------        ----------
Cash flows from investing activities:
   Purchases of property, plant and equipment                     (5,795)             (2,141)           (7,488)
   Purchase of available-for-sale investments                    (50,466)                  -                 -
   Proceeds from maturities (purchases) of
     held-to-maturity investments                                      -              49,870           (49,870)
                                                                --------          ----------        ----------
   Net cash (used in) provided by investing activities           (56,261)             47,729           (57,358)
                                                                --------          ----------        ----------
Cash flows from financing activities:
   Net repayments under short-term debt agreements                     -                   -            (2,190)
   Repayments of Senior Notes                                    (14,934)                  -                 -
   Net principal repayments under capital
     lease obligations                                                 -                (504)           (2,037)
   Proceeds from notes receivable arising from
     common stock purchase agreements                                  -                   9                 -
   Net proceeds from issuance of common stock                        562                 293            98,110
                                                                --------          ----------        ----------
   Net cash (used in) provided by financing activities           (14,372)               (202)           93,883
                                                                --------          ----------        ----------
   Net (decrease) increase in cash and cash equivalents          (65,647)             46,393            33,085
Cash and cash equivalents at beginning of the year               103,868              57,475            24,390
                                                                --------          ----------        ----------
Cash and cash equivalents at end of the year                    $ 38,221          $  103,868        $   57,475
                                                                ========          ==========        ==========

   See Note 2, "Supplemental Cash Flow Information," and accompanying notes.

CONCORD CAMERA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business

Concord Camera Corp., a New Jersey corporation, and its consolidated subsidiaries (collectively referred to as the "Company") designs, develops, manufactures and sells high quality, popularly priced, easy-to-use image capture products on a worldwide basis. The Company manufacturers and assembles its products in its manufacturing facilities in the People's Republic of China ("PRC"). In addition, the Company purchases some products from third parties. The Company's products include digital image capture devices, 35mm and APS traditional and single use cameras, and instant cameras. The Company also serves as a contract manufacturer of developed and co-developed products for its Design and Manufacturing Services ("DMS") customers, and also sells its own branded and private label versions of many of those products, incorporating certain of the co-developed technology, to its Retail Sales and Distribution ("RSD") customers.

During the fiscal years ended June 28, 2003 ("Fiscal 2003"), June 29, 2002 ("Fiscal 2002"), and June 30, 2001 ("Fiscal 2001"), net sales and percentages of total net sales of the Company's three largest customers collectively amounted to $98.7 million (52.0%), $61.9 million (47.9%), and $74.7 million (41.5%), respectively. See Note 22, "Geographic Area Information," for further information about significant customers.

Beginning in the fiscal year ended July 3, 1999 (Fiscal 1999), the Company changed its fiscal year to end on the Saturday closest to June 30. Prior to Fiscal 1999, the Company's fiscal year was the twelve-month period ending June 30.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Foreign Currency Transactions

The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, European Euro, British Pound Sterling, PRC Renminbi, Hong Kong Dollar and the Japanese Yen. Each of the Company's foreign subsidiaries purchases its finished goods inventories in U.S. Dollars. Accordingly, the U.S. Dollar is the functional currency. Certain net sales to customers and purchases of certain components and services are transacted in local currency, including Japanese Yen, thereby creating an exposure to fluctuations in foreign currency exchange rates. The translation from the applicable currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains or losses resulting from foreign currency transactions and remeasurement are included in "Other (income), net" in the accompanying consolidated statements of operations. For Fiscal 2003, Fiscal 2002, and Fiscal 2001 included in "Other (income), net" in the accompanying consolidated statements of operations are approximately $(1.4) million, $(0.2) million, and $(0.3) million, respectively, of net foreign currency (gains).

Hedging Activities

During Fiscal 2003, Fiscal 2002 and Fiscal 2001 the Company had no forward exchange contracts outstanding and did not participate in any other type of hedging activities.

Concentration of Credit Risk

The Company sells a significant percentage of its products to a relatively small number of customers. These customers operate in markets located principally in the United States, the United Kingdom, Germany, France, Canada, Latin America, PRC and Hong Kong. Receivables arising from these sales are generally not collateralized. The Company's credit terms extended to customers are generally sixty days or less. The Company does not charge interest on amounts outstanding. The Company monitors the credit-worthiness of its customers and reviews outstanding receivable balances for collectibility on a regular basis and records provisions for doubtful accounts as necessary. Customers that individually account for greater than 10% of the Company's total net sales create a concentration of credit risk. During Fiscal 2003, there were three such customers. See Note 22, "Geographic Area Information," for further discussion of significant customers.

Estimated Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, net, accounts payable, and accrued expenses approximate fair value because of their short duration to maturity. The fair value of debt is estimated based on the quoted market prices for the same issues or on current rates offered to the Company for debt with the same remaining maturities. Because judgment is required in interpreting market data to develop estimates of fair value, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies may be material to the estimated fair value amounts. The carrying amount of the Company's Senior Notes approximated fair value at June 29, 2002. See Note 9, "Senior Notes."

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Investments

At June 28, 2003, the Company's "Short-term investments", as classified in the accompanying consolidated balance sheet, consisted of fixed income funds that invest in debt securities and are considered available-for-sale securities. Investments in marketable securities not classified as held-to-maturity or trading are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of comprehensive income (loss) unless the loss is other than temporary, and then it would be included in earnings. Realized gains and losses, interest and dividends are classified as investment income in "Other (income), net" in the accompanying consolidated statements of operations. As of June 28, 2003, the gross cost, unrealized holding loss, and fair value of the short-term investments were $50.4 million, $0.4 million, and $50.0 million, respectively. Dividend income of $0.6 million related to the short-term investments was included in "Other (income), net" for Fiscal 2003.

Investments held in deferred compensation trusts directed by participants are classified as trading with changes in fair value recorded in earnings.

Inventories

Inventories, the majority of which are raw materials, components and work-in-progress, are stated at the lower of cost or market value and are determined on a first-in, first-out basis. Work-in-progress and component inventory costs include materials, labor, and manufacturing overhead. The Company records lower of cost or market value adjustments for excess, obsolete or slow-moving inventory based on changes in customer demand, technological developments or other economic factors.

Property, Plant and Equipment, Net

Property, plant and equipment, net are carried at cost less accumulated depreciation and amortization. Depreciation is computed by use of the straight-line method over the estimated useful lives of the respective assets. Small tools and accessories used in production in the PRC are charged to operations when purchased. Leasehold costs and improvements are amortized on a straight-line basis over the term of the lease or their estimated useful lives, whichever is shorter. Depreciation expense for Fiscal 2003, Fiscal 2002 and Fiscal 2001 was approximately $5.4 million, $5.4 million and $4.6 million, respectively.

                                                        Useful Lives
                    Asset Class                          (in years)
                    -----------                           --------

Buildings                                                  30-50
Equipment                                                   3-10
Office furniture and equipment                              3-7
Automobiles                                                 5-7
Leasehold improvements                                      3-11

Intangible Assets, Net

Goodwill represents the excess of purchase price over the fair value of net assets acquired and, for the one-year period ended June 30, 2001, goodwill was amortized on a straight-line basis over periods ranging from fifteen to twenty years. Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, ("SFAS No. 142") and ceased amortizing its remaining goodwill balances. Under SFAS No. 142, the Company's goodwill is subject to an impairment test, at least annually. Identifiable intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company's amortizable intangible assets include patents, trademarks and licenses and their respective costs are amortized on a straight-line basis over their estimated useful lives. See Note 6, "Goodwill, Net," and Note 7, "Other Assets," for a discussion of the effect of adopting SFAS No. 142.

Impairment of Long-lived and Other Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the Company records impairment losses when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. No impairment indicators were identified for Fiscal 2003, Fiscal 2002 or Fiscal 2001.

For royalty related assets, the Company will record an impairment loss if the total expected royalty payments to be made over the life of an agreement, excluding any minimum required payments, are less than the royalty related assets' carrying value. The total expected royalty payments to be made over the life of an agreement are dependent on management's estimates about future sales volumes. Because judgment is required to estimate future sales volumes, the estimates are not necessarily indicative of the sales volumes that will be actually realized in the future.

Revenue Recognition

Revenues are recognized when title and risk of loss are transferred to the customer, which is generally when the product is shipped. Net sales includes a provision for returns based on historical trends in product returns. If future returns are higher than estimated based on historical data, net sales could be adversely affected. Net sales includes reimbursements of $1.7 million, $1.3 million and $0 for certain development costs incurred in connection with joint production agreements with third parties during Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively. Revenue is recognized on these arrangements as contractual milestones are achieved.

Shipping and Handling Costs

The Company incurred shipping and handling costs of approximately $2.1 million, $1.3 million and $1.8 million during Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively, that are included in the accompanying consolidated statements of operations under the caption "Selling expenses". Costs incurred by the Company related to shipping and handling that ready products for sale (i.e., freight charges incurred to transport products to the Company's manufacturing facilities and warehouses) are included in the accompanying consolidated statements of operations under the caption "Cost of products sold."

Product Design and Development Costs

Product design and development costs, which include costs in connection with new product development, product design, fundamental and exploratory research, process improvement, product use technology, and product quality assurance, are part of the production process and are expensed when products are sold. The Company's products are developed, designed and engineered principally by its own engineers in the Company's three product development and design centers located in the U.S., Hong Kong and the PRC. The Company incurred $8.5 million, $7.6 million and $6.4 million during Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively, for product design and development. These costs are included in the accompanying consolidated statements of operations under the caption, "Cost of products sold."

Advertising and Promotional Allowances

Advertising and promotional costs, which include advertising allowances and other discounts, have been expensed as incurred and have historically been included in selling expenses. In accordance with Emerging Issues Task Force ("EITF") Issue No. 00-25, Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer, which addresses the operating statement classification of consideration between a vendor and a retailer, the Company has recorded certain variable selling expenses including advertising allowances, other discounts, and other allowances as a reduction of net sales.

Stock-Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123") as amended by SFAS No. 148, Accounting for Stock-Based Compensation and Disclosure, ("SFAS No. 148") the Company has elected to follow Accounting Principles Board Opinion ("APB Opinion") No. 25, Accounting for Stock Issued to Employees, ("APB No. 25") intrinsic value method and related interpretations in accounting for its employee stock-based transactions and has complied with the disclosure requirement of SFAS No. 148. See Note 11, "Stockholders' Equity" and
Note 12, "Stock Option Plans". Under APB No. 25, compensation expense is calculated at the time of option grant, based upon the difference between the exercise price of the option and the fair market value of the Company's no par value common stock ("Common Stock"). Compensation expense is recognized over the option's vesting period. In the Fall of 2001, the Company consummated an exchange offer for certain outstanding stock options and, as a result, is required to apply variable stock-based compensation accounting for the new options issued in the exchange until they are exercised, cancelled or expired.

For Fiscal 2003, the Company recorded $0.9 million of variable stock-based compensation expense in the consolidated statements of operations because its Common Stock price on June 28, 2003 was higher than the new repriced stock options' exercise price of $5.97. For Fiscal 2002, the Company did not record any variable stock-based compensation expense in the consolidated statement of operations because its Common Stock price on June 29, 2002 was below the new repriced stock options' exercise price of $5.97. Because the determination of variable stock-based compensation expense associated with the repriced stock options is significantly dependent upon the Company's closing Common Stock price at the end of each prospective reporting period, it is not possible to determine its future impact, either favorable or unfavorable, on the consolidated financial statements.

The Company accounts for its stock option plans using the intrinsic value method prescribed by APB No. 25, and related Interpretations, under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Effective July 19, 2001, the Company amended the outstanding fully vested options held by certain former directors to permit such options to be exercised until their stated expiration dates.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, as amended by SFAS No. 148, has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The effects of applying SFAS No. 148 for either recognizing compensation expense or providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for the three years ended June 28, 2003:

                                Fiscal 2003      Fiscal 2002       Fiscal 2001
                              ---------------  ---------------   --------------
Risk-Free Interest Rate               2.5%            3.3%              3.5%
Expected Option Lives            3-5 years       3-5 years         3-5 years
Expected Volatilities                0.849           0.883             0.871
Expected Dividend Yields                0%              0%                0%

Weighted Average Fair Value
     of Options Granted              $3.39           $1.85             $6.51

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

For purposes of pro forma disclosures under SFAS No. 123, as amended by SFAS No. 148, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. The following table illustrates the effect on net income (loss) and earning (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

                                                                                     Fiscal Year
                                                                   ---------------------------------------------
                                                                       2003            2002             2001
                                                                   -----------      -----------      -----------
Net income (loss), as reported                                     $   6,403         $   (5,248)      $(11,770)
Add: variable stock-based compensation expenses, net of
     related tax effects, included in the determination of net
     income (loss) as reported                                           743                  -              -
Deduct: total stock-based compensation
     expense determined under fair value based
     method for all awards, net of related tax effects                (1,712)            (3,711)        (5,035)
                                                                   ---------         ----------       --------
Pro forma net income (loss)                                        $   5,434         $   (8,959)      $(16,805)
                                                                   =========         ==========       ========

Earnings (loss) per share:
     Basic - as reported                                           $     0.23        $    (0.19)      $  (0.45)
                                                                   ==========        ==========       ========
     Basic - pro forma                                             $     0.19        $    (0.33)      $  (0.65)
                                                                   ==========        ==========       ========
     Diluted - as reported                                         $     0.22        $    (0.19)      $  (0.45)
                                                                   ==========        ==========       ========
     Diluted - pro forma                                           $     0.19        $    (0.33)      $  (0.65)
                                                                   ==========        ==========       ========

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

Comprehensive Income

Comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, ("SFAS No. 130"), includes net earnings adjusted for certain revenues, expenses, gains and losses that are excluded from net earnings under generally accepted accounting principles. Unrealized gains and losses related to the Company's available-for-sale investments are included as a component of "Accumulated other comprehensive loss" reported in the accompanying balance sheet as of June 28, 2003. Such gains and losses are excluded from net income
(loss). As of June 28, 2003, an amount classified within "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet consisted solely of gross unrealized losses on available-for-sale securities of $(0.4) million. See "Short-term Investments" above for a further discussion of available-for-sale securities.

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated in accordance with SFAS No. 128, Earnings per Share, ("SFAS No. 128"). All applicable earnings
(loss) per share amounts have been presented in conformity with SFAS No. 128 requirements. In Fiscal 2002 and Fiscal 2001, potentially dilutive securities comprised of options to purchase 1,705,270 and 2,439,440 shares of Common Stock, respectively, were not included in the calculation of diluted loss per share because their impact was antidilutive.

Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, ("SFAS No. 150"). The statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Because the Company does not have any financial instruments falling within the scope of this statement, no additional disclosures are required and SFAS No. 150 will not have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. FASB Interpretation No. 46 requires consolidation of a variable interest entity if a company's variable interest absorbs a majority of the entity's losses or receives a majority of the entity's expected residual returns, or both. The Company does not believe it has any variable interest entities. However, the Company continues to evaluate the effect of adopting FASB Interpretation No. 46 on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide for alternative methods of transition for an entity that changes to the fair value method of accounting for employee stock-based compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require expanded disclosure of the effects of an entity's accounting policy with respect to employee stock-based compensation. SFAS No. 148, which became effective in the third quarter Fiscal 2003, did not have a material impact on the consolidated financial statements, as the Company has not adopted the fair value method for employee stock-based compensation. See
Note 12, "Stock Option Plans."

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires guarantors to make significant new disclosures and requires certain guarantees to be recorded at fair value. FASB Interpretation No. 45 disclosure requirements are effective for periods ending after December 15, 2002 and for guarantees issued or modified after December 31, 2002. Because the Company has no material guarantees, no additional disclosures are required and FASB Interpretation No. 45 is not expected to have a material impact on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction, ("SFAS No. 145"). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. According to SFAS No.145, a gain or loss from the extinguishment of debt should not be classified as extraordinary if it does not meet the criteria for classification as an extraordinary item under APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction. SFAS No. 145 is effective for financial statements issued after May 15, 2002. Accordingly, the Company has recorded a loss of $0.3 million associated with the write-off of deferred finance costs on the repurchase of its Senior Notes under the caption "Interest expense" in the accompanying consolidated statement of operations for Fiscal 2003. See Note 9, "Senior Notes."

Reclassifications

Certain amounts in prior years have been reclassified to conform to the current year presentation.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION:
(in thousands)

                                                      Fiscal Year
                                      --------------------------------------
                                         2003           2002          2001
                                      ----------     ----------    ---------

Cash paid for interest                $      212     $    1,841    $   2,217

                                      ==========     ==========    =========

Cash paid for income taxes            $       -      $      494    $   1,523
                                      ==========     ==========    =========

NOTE 3 - ACCOUNTS RECEIVABLE, NET:
(in thousands)

Accounts receivable, net consist of the following:

                                                       June 28,       June 29,
                                                          2003          2002
                                                      ------------  -----------

Trade accounts receivable                             $   35,605     $  25,576
Less: provisions for doubtful accounts, discounts,
    returns and allowances                                (3,111)       (2,592)
                                                      ----------     ---------
Total accounts receivable, net                        $   32,494     $  22,984
                                                      ==========     =========

NOTE 4 - INVENTORIES:
(in thousands)

Inventories consist of the following:

                                                        June 28,      June 29,
                                                          2003         2002
                                                      ----------    ----------

Raw material, components and work in progress         $   19,345    $   16,197
Finished goods                                            12,972         6,288
                                                      ----------    ----------
Total inventories                                     $   32,317    $   22,485
                                                      ==========    ==========


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET:
(in thousands)

Property, plant and equipment consist of the following:


                                                      June 28,       June 29,
                                                        2003           2002
                                                     ----------     ----------

Buildings                                            $    7,385     $    7,385
Equipment                                                32,951         30,499
Office furniture and equipment                           11,245          9,975
Automobiles                                                 599            478
Leasehold improvements                                    5,116          4,836
                                                     ----------      ---------
                                                         57,296         53,173
Less: accumulated depreciation and amortization         (35,968)       (32,188)
                                                     ----------      ---------
Total property, plant and equipment, net             $   21,328      $  20,985
                                                     ==========      =========

NOTE 6 - GOODWILL, NET
(in thousands)

Effective July 1, 2001, the Company adopted the provisions of SFAS No. 142, which eliminates the amortization of goodwill and indefinite-lived intangible assets, and initiates an annual review of these assets for impairment. Identifiable intangible assets with determinable useful lives will continue to be amortized. In accordance with SFAS No. 142, the Company ceased amortization of its goodwill balances. The Company currently does not have any indefinite-lived intangible assets. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. In accordance with SFAS No. 142, the Company performed an impairment test of its existing goodwill and it is management's assessment that goodwill impairment does not exist. The accounting standard requires the presentation of a reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of the goodwill amortization net of related tax effect.

                                                      June 28,       June 29,
                                                       2003           2002
                                                    ----------     ----------

Goodwill                                            $    6,401     $   6,401
Less:  accumulated amortization                         (2,680)       (2,680)
                                                    ----------     ---------
Goodwill, net                                       $    3,721     $   3,721
                                                    ==========     =========

Net (loss) and (loss) per share for Fiscal 2001, as adjusted for the exclusion of amortization expense, was as follows:


                                               Fiscal 2001          Impact of
                                      --------------------------   Exclusion of
                                          As            As          Goodwill
                                        Reported      Adjusted    Amort. Expense
                                      -----------  ------------  ---------------

(Loss) before income
  taxes (as originally reported)       $  (12,701)    $  (12,701)  $       -

Adjustment for the exclusion
  of goodwill amortization                      -            291          291
                                       ----------     ----------   ----------
(Loss) income before income taxes         (12,701)       (12,410)         291

(Benefit) provision for income taxes         (931)          (843)          88
                                       -----------    ----------   ----------

Net (loss) income                      $  (11,770)    $  (11,567)  $      203
                                       ===========    ==========   ==========

Basic and diluted (loss) per share     $    (0.45)    $    (0.45)  $        -
                                       ===========    ==========   ==========


NOTE 7 - OTHER ASSETS:
(in thousands)

Other assets consist of:
                                         Useful Lives     June 28,   June 29,
                                          (in Years)        2003       2002
                                        --------------  ----------   ---------

Patents, trademarks and licenses, net       5 - 20      $   4,643    $   5,242
Deferred compensation                                       8,349        6,971
Deferred tax asset, net                                     5,837        6,893
Prepaid royalties                                           3,412            -
Other                                                         335          733
                                                        ---------    ---------
                                                        $  22,576    $  19,839
                                                        =========    =========


                                                         June 28,     June 29,
                                                           2003         2002
                                                        ---------    ---------

Patents, trademarks and licenses                        $   8,932    $   8,932
Less:  accumulated amortization                            (4,289)      (3,690)
                                                        ---------    ---------
Patents, trademarks and licenses, net                   $   4,643    $   5,242
                                                        =========    =========

                                               Estimated Aggregate
Fiscal Year                                    Amortization Expense
-----------                                   ----------------------

     2004                                              $330
     2005                                              $324
     2006                                              $324
     2007                                              $291
     2008                                              $263

As of June 28, 2003, the aggregate weighted average amortization period for patents, trademarks, and licenses was approximately eighteen years. For Fiscal 2003 and Fiscal 2002, intangible asset amortization expense was $0.6 million and $0.7 million, respectively.

See Note 10, "Other Liabilities," for a description of deferred compensation,
Note 14, "Income Taxes," for a description of deferred tax assets, and Note 15, "Commitments and Contingencies," for a description of license and royalty agreements.

NOTE 8 - SHORT-TERM DEBT AND FINANCING FACILITIES:

The Company had no short-term debt outstanding as of June 28, 2003 or June 29, 2002.

Hong Kong Financing Facilities

A Hong Kong subsidiary of the Company has various revolving credit facilities in place providing an aggregate of approximately $23.5 million in borrowing capacity. Certain of the revolving credit facilities are denominated in Hong Kong Dollars. Since 1983 the Hong Kong Dollar has been pegged to the United States Dollar. The revolving credit facilities are comprised of 1) an approximately $11.0 million Import Facility, 2) an approximately $2.6 million Packing Credit and Export Facility, 3) an approximately $1.9 million Foreign Exchange Facility and 4) an $8.0 million Accounts Receivable Factoring Facility (collectively, the "Hong Kong Financing Facilities"). The $8.0 million Accounts Receivable Factoring Facility is secured by certain accounts receivables of the Hong Kong subsidiary and guaranteed by the Company. The Company also guarantees the remaining amount of approximately $15.5 million under the Hong Kong Financing Facilities. Availability under the Accounts Receivable Factoring Facility is subject to advance formulas based on Eligible Accounts Receivable and all of the Hong Kong Financing Facilities are subject to certain financial ratios and covenants. The Hong Kong Financing Facilities bear interest at variable rates. At June 28, 2003 and June 29, 2002, there were no amounts outstanding under the Hong Kong Financing Facilities.

United Kingdom Credit Facility

A United Kingdom ("UK") subsidiary of the Company had a revolving credit facility (the "UK Facility") in place that provided approximately $1.2 million of borrowing capacity. The facility was secured by substantially all of the assets of the subsidiary, and was principally utilized for working capital needs and bore interest at 1.5% above the UK prime lending rate. At June 28, 2003 and June 29, 2002, no amounts were outstanding under this facility. The UK Facility expired in August 2003.


NOTE 9 - SENIOR NOTES:

On July 30, 1998, the Company consummated a private placement of $15.0 million of unsecured senior notes ("Senior Notes"). The notes bore interest at 11%, payable quarterly, and the maturity date was July 15, 2005. The amortization of the deferred costs associated with the Senior Notes was included in interest expense in the accompanying consolidated statements of operations.

On August 15, 2002, the Company repurchased the Senior Notes. The Company paid slightly below par to repurchase and cancel the Senior Notes. At the time of repurchase, the Company incurred $0.3 million of expenses associated with the write-off of deferred finance costs related to the Senior Notes, which was included in interest expense in the accompanying consolidated statements of operations for Fiscal 2003.

As of June 28, 2003 and June 29, 2002, the outstanding balances of the Senior Notes were $0 and $14.9 million, respectively.


NOTE 10 - OTHER LIABILITIES:
(in thousands)

Other liabilities consist of the following:
                                                      June 28,       June 29,
                                                        2003           2002
                                                    ------------    -----------

Deferred compensation obligations                   $     8,285      $  5,961
Licensing and royalty related obligations                 3,425         2,660
Other                                                       164           216
                                                    -----------      --------
Total other liabilities                             $    11,874      $  8,837
                                                    ===========      =========

Deferred compensation obligations represents the total vested account balances for all participants included in the Company's SERPs and for those participants who have individual deferred compensation agreements. An asset associated with such deferred compensation arrangements was also recorded in "Other assets" in the accompanying balance sheets as of June 28, 2003 and June 29, 2002, respectively. These assets are funded by the Company in separate trusts in the name of each participant in the SERPs. The trust makes payments directly to all participants. The underlying assets are recorded at fair value and primarily represent marketable equity securities invested at the participants' direction. Changes in the vested account balances of the deferred compensation obligations as well as changes in the fair value of the underlying assets are recorded in earnings. Licensing and royalty related obligations represent the total of future minimum royalty payment amounts and an amount equal to the present value of future payments related to various licensing agreements. See Note 15, "Commitments and Contingencies."


NOTE 11 - STOCKHOLDERS' EQUITY:

On September 26, 2000, the Company sold, pursuant to an underwritten public offering, 3.9 million shares of its Common Stock at a price of $23.00 per share. Pursuant to an over-allotment option granted to the underwriters, the Company sold an additional 585,000 shares of Common Stock on October 3, 2000 at a price of $23.00 per share. The net proceeds of the offering to the Company were $96.9 million, after deducting offering costs and underwriting fees of $6.3 million from gross proceeds of $103.2 million. The use of the offering proceeds was intended to repay outstanding indebtedness including capital leases, for capital expenditures and for general corporate and strategic purposes, including working capital and investments in new technologies, product lines and complementary businesses.

In the fourth quarter of Fiscal 2000, the shareholders authorized the Company to issue up to 1.0 million shares of blank check preferred stock, with such rights and preferences as may be determined by the Board from time to time. None of this preferred stock has been issued to date.

The Company has not declared or paid any cash dividends for any of the fiscal years presented in the accompanying consolidated financial statements.

On August 23, 1995, the Compensation Committee of the Board approved stock purchase awards under the Management Equity Provisions ("MEP") of the Company's 1993 Incentive Plan ("Incentive Plan") pursuant to which 1.0 million shares of Common Stock were made available for purchase by senior management of the Company at a price per share equal to $2.6875 per share (the closing price of the Common Stock on August 23, 1995, as adjusted for the two-for-one stock split effective on April 14, 2000) pursuant to binding commitments to be made by such persons by August 31, 1995. The Company received commitments for the purchase of 888,000 shares (the "Purchased Shares"). Each purchaser was also granted the right to receive a contingent restricted stock award covering a number of shares equal to the number of shares he had purchased based upon attainment of increases in shareholder value in accordance with the Incentive Plan. If issued, such contingent restricted shares were to vest over a three-year period and were subject to forfeiture prior to vesting under certain conditions.

In November 1995, members of the Company's senior management entered into purchase agreements (the "Purchase Agreements") for the Purchased Shares. Pursuant to the Purchase Agreements, each purchaser executed a full recourse note for the purchase price of such shares (each a "Note"; collectively, the "Notes") and pledged the Purchased Shares as security for the payment of the Note. The Notes bore interest at an annual rate of 6%. Concurrently with the execution of their respective Purchase Agreements and Notes, each purchaser entered into a Voting Agreement pursuant to which each purchaser agreed to vote all of his Purchased Shares and contingent restricted stock in accordance with the determination of the holders of a majority of all of the Purchased Shares and contingent restricted stock held by the purchasers. To effect the foregoing, each of the purchasers delivered an irrevocable proxy to Ira B. Lampert.

Pursuant to Amendments to each of the Purchase Agreements dated February 28, 1997 (the "Amendments"), the Company was relieved of its obligation to issue any contingent restricted stock. Instead, each participating member of the Company's senior management received, as of December 22, 1996, options to purchase that number of shares of Common Stock (the "Option Shares") equal to the number of Purchased Shares purchased by such person, at an exercise price of $0.9063 per share. The options vested as to 20% of the Option Shares covered thereby as of December 22, 1996, and the balance of the shares covered thereby began vesting December 31, 1996 in equal monthly installments over a four-year period during the term of employment or consultancy. The unvested portion became vested on August 19, 1998 when the average closing price of the Common Stock was at least $2.50 (after adjustment for the two-for-one stock split effective on April 14, 2000) for 90 consecutive trading days. Concurrently with the Amendments, the Voting Agreement and the irrevocable proxies were amended and restated to include the Option Shares and delete any mention of the contingent restricted stock.

In April 1999, the Board approved a conditional release program whereby the Company agreed to forgive a portion of the indebtedness represented by each Note and concurrently release a proportionate number of Purchased Shares held by the Company as security for payment of the Notes. The debt forgiveness and share release program (the "Release Program") began on May 1, 1999 and continued on January 1 each year through January 1, 2003. The total principal sum subject to forgiveness under the Release Program was approximately $2.4 million, together with interest owed under the Notes. The debt forgiveness was conditioned upon the person's continued employment with the Company. If a person ceased to be an employee or consultant of the Company prior to full forgiveness of the debt, the principal balance of the Note would have become immediately due and payable, including any amounts scheduled to be forgiven at a future date.

As contemplated by the MEP, subsequent to 1995 certain Purchased Shares and the related options were transferred to other eligible members of the Company's senior management upon their execution of the required agreements and Notes. Notes previously delivered to secure payment for such shares were canceled upon delivery of new Notes by current members. The Purchased Shares and options awarded pursuant to the MEP are presently held by Ira B. Lampert, Brian F. King, Keith L. Lampert, Harlan I. Press and Arthur Zawodny.

In January 2000, the Board further provided that a participant in the MEP would have the right to prepay all or any portion of the indebtedness represented by a
Note issued in connection with the purchase of shares, and that the amount so prepaid would be repaid to the participant as deferred compensation at such time as the amount would otherwise have been forgiven in accordance with the Release Program.

The following were the release dates, and the total amounts that were forgiven* on such dates, under the Release Program:


                                                                             Total Principal        Total Purchased
Releasee                                       Release Dates              Indebtedness Forgiven    Shares Released
--------                                 ---------------------            ---------------------    ---------------
                                     May 1, 1999, and January 1st of
Brian F. King...................     2000, 2001, 2002 and 2003                 $   430,000*               160,000
                                     May 1, 1999, and January 1st of
Ira B. Lampert..................     2000, 2001, 2002 and 2003                 $ 1,612,500*               600,000
                                     May 1, 1999, and January 1st of
Keith L. Lampert................     2000, 2001, 2002 and 2003                 $   295,625*               110,000
                                     January 6, 2000, and January 1st of
Harlan I. Press.................     2001, 2002 and 2003                       $    10,750                  4,000
                                     May 1, 1999, and January 1st of
Arthur Zawodny..................     2000, 2001, 2002 and 2003                 $    37,625*                14,000

-----------

* After the January 1, 2000 release date, the balance of these amounts were repaid in full. Ira B. Lampert, Brian F. King, Keith L. Lampert and Arthur Zawodny have each prepaid in full the balance of the debts represented by their Notes and, as a result of their continued employment with the Company, were entitled to receive deferred compensation in lieu of the amounts scheduled to be forgiven under the Release Program.


NOTE 12 - STOCK OPTION PLANS:

On September 4, 2002, the Company adopted a non-qualified stock option plan that provides for a maximum number of 500,000 shares of Common Stock for awards issuable to new employees ("SEP 2002 Plan"). The SEP 2002 Plan permits the Company's Compensation Committee or Board to grant, in their discretion, a variety of Common Stock awards on a stand-alone, combination, or tandem basis. The SEP 2002 Plan expires in September 2012.

On April 26, 2002, the Company adopted a non-qualified stock option plan that provides for a maximum number of 500,000 shares of Common Stock for awards issuable to non-officer employees, new employees, and consultants ("APR 2002 Plan"). The APR 2002 Plan permits the Company's Compensation Committee or Board to grant, in their discretion, a variety of Common Stock awards on a stand-alone, combination, or tandem basis. The APR 2002 Plan expires in April 2013.

On August 28, 2001, the Company launched an offer to exchange outstanding stock options with an exercise price of more than $7.00 per share for new options to purchase 75% of the shares subject to the outstanding options at an exercise price of $5.97 per share (the closing price of the Common Stock as reported on the Nasdaq National Market on the date the Board of Directors approved the exchange offer). The exchange offer expired on October 16, 2001. The Company accepted for exchange and cancelled options to purchase a total of 1,375,876 shares of Common Stock and issued new options to purchase a total of 1,031,908 shares of Common Stock in exchange for the cancelled options. As a result of the exchange offer, the Company is required to apply variable accounting for these new stock options until the options are exercised, cancelled or expired. For Fiscal 2003, the Company recorded $0.9 million in variable stock-based compensation expense in the accompanying consolidated statements of operations because the Company's Common Stock price on June 28, 2003 was greater than the new repriced stock options' exercise price of $5.97. For Fiscal 2002, the Company did not record any variable stock-based compensation expense in the accompanying consolidated statements of operations because the Company's Common Stock price on June 29, 2002 was below the new repriced stock options' exercise price of $5.97.

The Company's 1993 Incentive Plan permits the Compensation Committee of the Company's Board to grant a variety of Common Stock awards. As amended, a maximum number of 3,400,584 shares of Common Stock are subject to the 1993 Incentive Plan. The 1993 Incentive Plan expires on December 1, 2003.

In addition, the Company, from time to time, has granted stock options to certain individuals as part of an "individual employee stock option plan" as an inducement to employment.

Stock option activity was as follows:

                                        1993 Plan                    APR 2002 Plan
                              -----------------------------   ---------------------------
                                               Weighted                        Weighted
                                Number of       Average         Number of       Average
                                 Shares      Exercise Price       Shares    Exercise Price
                              -------------  --------------   ------------  --------------
Outstanding at July 1, 2000     3,499,048         $8.31                 -             -
Canceled                         (200,000)       $22.19                 -             -
Granted                           269,500         $8.63                 -             -
Exercised                        (325,000)        $1.56                 -             -
                              -------------  --------------   ------------  --------------
Outstanding at June 30, 2001    3,243,548         $7.55                 -             -
Canceled                       (1,090,965)       $20.82                 -             -
Granted                         1,101,884         $6.06             6,000         $5.35
Exercised                         (43,125)        $1.66                 -             -
                              -------------  --------------   ------------  --------------
Outstanding at June 29, 2002    3,211,342         $3.18             6,000         $5.35
Canceled                          (23,300)        $3.63           (40,000)        $4.65
Granted                           309,999         $5.30           143,000         $4.45
Exercised                        (348,665)        $0.99                 -             -
                              -------------  --------------   ------------  --------------
Outstanding at June 28, 2003    3,149,376         $3.59           109,000         $4.43
                              =============  ==============   ============  ==============

Exercisable at June 28, 2003    2,780,927         $3.33             1,000         $5.35
                              =============  ==============   ============  ==============
Exercisable at June 29, 2002    2,707,810         $2.72                 -             -
                              =============  ==============   ============  ==============
Exercisable at June 30, 2001    2,602,041         $6.37                 -             -
                              =============  ==============   ============  ==============



                                    SEP 2002 Plan                  Individual Plans
                             ---------------------------  -----------------------------
                                             Weighted                       Weighted
                              Number of      Average         Number of       Average
                               Shares     Exercise Price       Shares     Exercise Price
                             -----------  --------------  --------------  --------------
Outstanding at July 1, 2000            -            -       1,272,432          $3.17
Canceled                               -            -         (60,834)        $14.06
Granted                                -            -         317,500         $17.90
Exercised                              -            -        (267,600)         $2.65
                             -----------  --------------  --------------  -------------
Outstanding at June 30, 2001           -            -       1,261,498          $7.07
Canceled                               -            -        (403,832)        $17.13
Granted                                -            -         367,000          $6.11
Exercised                              -            -         (74,500)         $2.97
                             -----------  --------------  --------------  -------------
Outstanding at June 29, 2002           -            -       1,150,166          $3.44
Canceled                               -            -        (147,916)         $2.46
Granted                           42,000        $5.24               -              -
Exercised                              -            -         (86,000)         $1.52
                             -----------  --------------  --------------  -------------
Outstanding at June 28, 2003      42,000        $5.24         916,250          $4.13
                             ===========  ==============  ==============  =============

Exercisable at June 28, 2003           -            -         790,314          $3.77
                             ===========  ==============  ==============  =============
Exercisable at June 29, 2002           -            -         733,698          $2.55
                             ===========  ==============  ==============  =============
Exercisable at June 30, 2001           -            -         705,664          $4.17
                             ===========  ==============  ==============  =============


           1993 Plan                           Options Outstanding                        Options Exercisable
           ---------              --------------------------------------------------  -----------------------------
                                                    Weighted
                                                     Average
                                     Number         Remaining        Weighted            Number         Weighted
Range of Exercise Prices          Outstanding      Contractual       Average          Outstanding       Average
At Least              Less Than  June 28, 2003         Life       Exercise Price     June 28, 2003   Exercise Price
--------              ---------  --------------  --------------  -----------------   --------------  --------------
   $0.50              $1.00           753,516             2.8           $0.94              753,516        $0.94
   $1.00              $2.00           732,850             2.3           $1.47              732,850        $1.47
   $2.00              $4.00           137,000             5.3           $2.84              137,000        $2.84
   $4.00              $6.00         1,206,510             5.4           $5.74              906,729        $5.89
   $6.00              $8.00           274,500             6.1           $6.73              209,832        $6.75
   $8.00              $9.00            45,000             4.5           $8.23               41,000        $8.22
                                ---------------  --------------  ------------------  --------------  --------------
   $0.50              $9.00         3,149,376             4.1           $3.59            2,780,927        $3.33
                                ===============  ==============  ==================  ==============  ==============



         APR 2002 Plan                         Options Outstanding                        Options Exercisable
         -------------          --------------------------------------------------  ---------------------------------
                                                    Weighted
                                                     Average
                                     Number         Remaining        Weighted            Number         Weighted
Range of Exercise Prices          Outstanding      Contractual       Average          Outstanding       Average
At Least              Less Than  June 28, 2003         Life       Exercise Price     June 28, 2003   Exercise Price
--------              --------- --------------  -------------  ------------------  ---------------  ----------------
   $2.00               $4.00           75,000           9.1           $4.00                    -             -
   $4.00               $6.00           34,000           9.3           $5.39                1,000         $5.35
                                --------------  -------------  ------------------  ---------------  ----------------
   $2.00               $6.00          109,000           9.1           $4.43                1,000         $5.35
                                ==============  =============  ==================  ===============  ================


         SEP 2002 Plan                         Options Outstanding                        Options Exercisable
         -------------          --------------------------------------------------  ---------------------------------
                                                    Weighted
                                                     Average
                                     Number         Remaining        Weighted           Number         Weighted
Range of Exercise Prices          Outstanding      Contractual       Average         Outstanding       Average
At Least              Less Than  June 28, 2003         Life       Exercise Price    June 28, 2003   Exercise Price
--------              ---------  -------------  ---------------  ----------------   ------------   --------------
   $4.00               $6.00           42,000             9.6         $5.24                  -          -
                                --------------  ---------------  ----------------   ------------   --------------
   $4.00               $6.00           42,000             9.6         $5.24                  -          -
                                ==============  ===============  ================   ============   ==============


        Individual Plans                       Options Outstanding                        Options Exercisable
        ----------------       --------------------------------------------------  ---------------------------------
                                                    Weighted
                                                     Average
                                     Number         Remaining        Weighted            Number       Weighted
Range of Exercise Prices          Outstanding      Contractual       Average          Outstanding     Average
At Least              Less Than  June 28, 2003         Life       Exercise Price     June 28, 2003 Exercise Price
--------              --------- --------------  ---------------  ----------------  --------------  ----------------
   $1.00               $2.00          185,000             0.9          $1.83            185,000         $1.83
   $2.00               $4.00          315,000             1.0          $2.75            315,000         $2.75
   $4.00               $6.00          264,250             7.0          $5.71            209,649         $5.81
   $6.00               $8.00          140,000             7.6          $6.93             76,666         $6.86
   $8.00               $9.00           12,000             8.8          $8.31              3,999         $8.31
                                --------------  ---------------  ----------------  --------------  ----------------
   $1.00               $9.00          916,250             3.8          $4.13            790,134         $3.77
                                ==============  ===============  ================  ==============  ================


                                        1993           APR 2002        SEP 2002        Individual
At June 28, 2003:                       Plan             Plan            Plan             Plans           Total
-----------------                  ---------------  ---------------  --------------   --------------  --------------
Shares of Common Stock
    available for future grants         118,208        391,000         458,000                -          967,208

Shares of Common Stock
    reserved for future issuances     3,149,376        109,000          42,000          916,250        4,216,626


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

For Fiscal 2003, Fiscal 2002, and Fiscal 2001, the Company's expenses related to the 401(k) were $268,000, $235,000, and $224,000, respectively.


NOTE 14 - INCOME TAXES:
(in thousands)

Income (loss) before income taxes in the accompanying consolidated statements of operations consists of the following:

                                                         Year Ended
                                        --------------------------------------
                                          June 28,       June 29,    June 30,
                                            2003           2002        2001
                                        -----------    -----------  ----------

  United States                         $      (241)   $   (3,105)  $     (126)
  Foreign                                     7,213        (3,546)     (12,575)
                                        -----------    ----------   ----------
                                        $     6,972    $   (6,651)  $  (12,701)
                                        ===========    ==========   ==========


The provision (benefit) for income taxes is comprised of the following:

                                                         Year Ended
                                        --------------------------------------
                                          June 28,       June 29,    June 30,
                                            2003           2002        2001
                                        -----------   ------------  ----------
  Current:
         United States                  $       61    $         -   $     591
         Foreign                               168              -           -
  Deferred
         United States                        (149)        (1,121)       (525)
         Foreign                               489           (282)       (997)
                                        ----------    -----------   ---------
                                        $      569    $    (1,403)  $    (931)
                                        ==========    ===========   =========

Deferred income tax assets and liabilities reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and
(b) operating loss carryforwards. The tax effects of significant items comprising the Company's deferred tax assets and liabilities as of June 28, 2003 are as follows:


                                              United States                     Foreign
                                              -------------                     -------
                                         Federal          State        Hong Kong        Europe       Total
                                         -------          -----        ---------        ------       -----
Deferred Tax Liabilities:
-------------------------
Difference between book and tax
    basis of property                $          -    $        -   $       (852)   $          -   $      (852)

Other deferred liabilities                    (65)             -             -               -           (65)
                                     ------------    -----------  ------------    ------------   -----------

Total deferred liabilities           $        (65)   $         -  $       (852)   $          -   $      (917)
                                     ============    ===========  ============    ============   ===========

Deferred Tax Assets:
--------------------

Operating loss carryforwards         $        941    $         -  $        804    $        235   $     1,980

Reserves not currently deductible             495             45             -               -           540

Unrealized loss on investment                 151             11             -               -           162

Depreciation                                  207             14             -               -           221

Compensation accruals                       3,638            284             -               -         3,922

Difference between book and tax
     basis of property                        347             26             -               -           373

Tax credits                                   211              -             -               -           211

Amortization                                  777             32             -               -           809

Contributions carryover                       294             22             -               -           316

Other deferred tax assets                      35              6             -             129           170
                                     ------------    -----------  ------------    ------------   -----------

Total deferred tax assets            $      7,096    $       440  $         804   $        364   $     8,704
                                     ------------    -----------  -------------   ------------   -----------
Less: valuation allowance                    (151)           (11)            -            (364)         (526)
                                     ------------    -----------  ------------    ------------   -----------

Net deferred tax asset               $      6,880    $       429  $        (48)   $         -    $     7,261
                                     ============    ===========  ============    ============   ===========

The net deferred tax assets included in "Prepaid expenses and other current assets" in the accompanying consolidated balance sheet at June 28, 2003 was $1.5 million and the net deferred tax assets included in "Other assets" in the accompanying consolidated balance sheet at June 28, 2003 was $5.8 million.

The tax effects of significant items comprising the Company's deferred tax assets and liabilities as of June 29, 2002 are as follows:


                                           United States                       Foreign
                                           -------------                       -------
                                     Federal          State           Kong Hong       Europe         Total
                                     -------          -----           ---------       ------         -----
Deferred Tax Liabilities:
-------------------------
Difference between book and tax
    basis of property                $         -     $        -    $      (866)    $        -      $     (866)

Other deferred liabilities                  (116)             -            (15)             -            (131)
                                     -----------    ------------   -----------     -----------     ----------

Total deferred liabilities           $      (116)   $         -    $      (881)    $        -      $     (997)
                                     ===========    ============   ===========     ===========     ==========

Deferred Tax Assets:
--------------------

Operating loss carryforwards         $      2,708   $        169    $    1,322     $     1,088     $    5,287

Reserves not currently deductible             257             12             -               -            269

Depreciation                                  157             10             -               -            167

Compensation accruals                       2,562            172             -               -          2,734

Difference between book and tax
    basis of property                         129              8             -               -            137

Tax credits                                   129              -             -               -            129

Amortization                                  604             19             -               -            623

Contributions carryover                       308             26             -               -            334

Other deferred tax assets                       2              4             -              66             72
                                     ------------   ------------    -----------    -----------     ----------

Total deferred tax assets            $      6,856   $        420    $     1,322    $     1,154     $    9,752
                                     ------------   ------------    -----------    -----------     ----------

Less: valuation allowance                       -              -              -         (1,154)        (1,154)
                                     ------------   ------------    -----------    -----------     ----------

Net deferred tax asset               $      6,740   $        420    $       441    $         -     $    7,601
                                     ============   ============    ===========    ===========     ==========


The net deferred tax assets included in "Prepaid expenses and other current assets" in the accompanying consolidated balance sheet at June 29, 2002 was $0.7 million and the net deferred tax assets included in "Other assets" in the accompanying consolidated balance sheet at June 29, 2002 was $6.9 million.

The Company currently does not pay income or turnover taxes in the PRC on its processing activities, but there can be no assurance that the Company will not be required to pay such taxes in the future. Income derived from Hong Kong business activities is taxed separately from the PRC. The Company's Hong Kong subsidiary's annual tax rate increased from 8.0% to 8.75% effective for Fiscal 2003.

The Company has never paid any income or turnover tax to the PRC related to its processing activities in the PRC. Existing PRC statutes can be construed as providing for a minimum of 10% to 15% income tax and a 3% turnover tax on the Company's business activities; however, the PRC has never attempted to enforce those statutes. The Company has been advised that the PRC's State Tax Bureau is reviewing the applicability of those statutes to processing activities of the type engaged in by the Company, but it has not yet announced any final decisions as to the taxability of those activities. After consultation with its tax advisors, the Company does not believe that any tax exposure it may have on account of its operations in the PRC will be material to its financial statements.

The Company does not provide for U.S. federal income taxes on undistributed earnings of its foreign subsidiaries as it intends to permanently reinvest such earnings. Undistributed earnings of its foreign subsidiaries approximated $49.0 million as of June 28, 2003. It is not practicable to estimate the amount of tax that might be payable if such earnings were ever remitted. However, no withholding taxes would be payable under current law. As of June 28, 2003, Concord had net operating loss carryforwards for U.S. tax purposes of approximately $7.8 million, of which approximately $4.3 million as of June 28, 2003 and June 29, 2002, respectively, were attributable to deductions associated with stock option exercises. The net operating loss carryforwards expire as follows: $2.8 million in 2010 and the balance thereafter. Additionally, the Company has approximately $10.6 million, of which $8.2 million relates to Hong Kong, of net operating loss carryforwards related to its foreign operations which have no expiration dates.

As of June 28, 2003, management evaluated the Company's deferred tax asset. As part of assessing the realizability of its deferred tax assets, management evaluated whether it is more likely than not that some portion, or all of its deferred tax assets, will be realized. The realization of its U.S. and Hong Kong deferred tax assets relates directly to the Company's tax planning initiatives and strategies for U.S. federal and state tax purposes and Hong Kong purposes. As of June 28, 2003, based on all the available evidence, management determined that it is more likely than not that its U.S. and Hong Kong deferred tax assets will be fully realized. Accordingly, there was no valuation allowance recorded against its U.S. deferred tax asset at June 28, 2003 except for $0.2 million related solely to the utilization of a potential capital loss associated with the Company's short-term investments. The Company's management also evaluated its European deferred tax assets and determined that a full valuation allowance of $0.4 million and $1.2 million at June 28, 2003 and June 29, 2002, respectively, was appropriate. During Fiscal 2003, the European valuation was reduced by $0.3 million as a result of utilizing $0.9 million of net operating loss carryforwards. For Fiscal 2003, Fiscal 2002, and Fiscal 2001, the Company's effective tax rate was 8.2%, (21.1%), and (7.3%), respectively. The Company's future effective tax rate will depend on the apportionment between foreign and domestic taxable income and losses, and the statutory rates of the related tax jurisdictions.

A reconciliation of income tax expense computed at the statutory U.S. federal rate to the actual provision (benefit) for income taxes is as follows:


                                                                             Year Ended
                                                           -----------------------------------------------
                                                             June 28,         June 29,           June 30,
                                                               2003             2002               2001
                                                           -----------      -----------        -----------
Computed tax (benefit) at statutory U.S. federal
   tax rates                                               $    2,440       $  (2,328)         $   (4,446)
Earnings (loss) of foreign subsidiaries subject
   to a different tax rate                                     (1,752)          2,057               3,462
U.S. permanent differences                                        100              44
Utilization of European valuation allowance                      (283)         (1,123)                 -
State income tax, net of federal benefit                           40             (78)                 76
Other                                                              24              25                 (23)
                                                           ----------       ---------          ----------
Provision (benefit) for income taxes                       $      569       $  (1,403)         $     (931)
                                                           ==========       =========          ==========


NOTE 15 - COMMITMENTS AND CONTINGENCIES:

Offices and Warehouses

United States

The Company's principal offices, including its U.S. design center, occupy approximately 20,000 square feet at 4000 Hollywood Boulevard, Hollywood, Florida. The Company's domestic warehouse is approximately 13,700 square feet, about 825 square feet of which is office space, in Fort Lauderdale, Florida. The Company's leases for these facilities provide for rent of approximately $25,800 and $7,700 per month, respectively, with annual increases ranging from 2-3% and 3%, respectively, and expire on January 31, 2014, and January 31, 2009, respectively.

Hong Kong

The Company leases a total of approximately 33,000 square feet of office, business and warehouse space comprised of one floor under a lease expiring in 2047, and four floors under a lease, that has an option to extend to July 31, 2006, expiring in July 2004, at Concord Technology Centre, Texaco Road, Tsuen Wan, New Territories, Hong Kong at a cost of approximately $16,200 per month including rent and maintenance.

PRC Operations

The Company manufactures its products at its manufacturing facilities located in the Longgang District of Shenzhen, PRC (the "Company Facility"). The Company leases three employee dormitories and a canteen (the "Dormitories") at a cost of approximately $46,000 per month. The aggregate square footage of the Company Facility and the Dormitories is in excess of 600,000 square feet.

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

Leases

During Fiscal 2002 and Fiscal 2001, the Company made principal payments under capital lease obligations related to various fixed assets that were classified as capital leases. The initial terms of such capital leases ranged from three to five years and expired at various times through June 29, 2002. Monthly payments on those leases ranged from approximately $300 to $45,000. During Fiscal 2002, the Company paid off the remaining balance of its capital lease obligations.

Future minimum rental payments for operating leases are as follows:
(in thousands)

Fiscal Year
-----------

   2004                                                         $     1,066
   2005                                                                 715
   2006                                                                 509
   2007                                                                 498
   2008                                                                 495
   Thereafter                                                         1,891
                                                                -----------
Total minimum payments                                          $     5,174
                                                                ===========

Rental expense for operating leases of approximately $1.6 million, $1.6 million, and $1.9 million was incurred for Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively.

Employment Agreements and Executive SERPS

The employment agreement for Ira B. Lampert (the "Lampert Agreement") has a four-year term that automatically extends each day, by one day, until one party notifies the other that the term should not be further extended. The Lampert Agreement provides that if his employment with the Company is terminated by reason of death or disability, Mr. Lampert or his legal representative would be entitled to receive, in addition to accrued compensation (including, without limitation, any earned but unpaid bonus or long-term incentive awards, any amount of base salary accrued or earned but unpaid, any deferred compensation earned but unpaid, any accrued but unused vacation pay and unreimbursed business expenses (the "Accrued Amounts")), his base salary for the scheduled balance of the term (payable in the case of death in a lump sum), a prorated bonus for the year in which the death or disability occurred, and any other or additional benefits owed to the executive under the then applicable employee benefit plans or policies of the Company, subject in the case of disability to offset against the base salary payment by the amount of any disability benefits provided to him by the Company or under any disability insurance provided by or paid for by the Company.

The Lampert Agreement entitles Ira B. Lampert to participate generally in all pension, retirement, insurance, savings, welfare and other employee benefit plans and arrangements and fringe benefits and perquisites maintained by the Company from time to time for senior executives of a comparable level. In addition to any life insurance provided pursuant to one of the Company's plans, Mr. Lampert is also provided with term life insurance, for such beneficiaries as are designated by Mr. Lampert, of $5 million face value, and long-term disability coverage with an annual benefit of $352,000 and a lump sum benefit of $1 million payable in the event that Mr. Lampert's employment with the Company is terminated due to his disability (the "Additional Life and Disability Insurance"). In addition, the Company may purchase key man life insurance on the life of Mr. Lampert, which may be used to satisfy the Company's obligations under the Lampert Agreement in the event of Mr. Lampert's death. The Company currently maintains $5 million in key life insurance on the life of Mr. Lampert.

If Mr. Lampert's employment is terminated by the Company without cause or if there is a constructive termination without cause, Mr. Lampert would be entitled to receive the Accrued Amounts, his base salary and continuation of his benefits (or the economic equivalent of such benefits), the Additional Life and Disability Insurance and certain perquisites for the scheduled balance of the term and for an additional twelve months thereafter, and a prorated bonus for the year in which the termination occurred. If such termination followed a change of control of the Company, Mr. Lampert would be entitled to receive the salary continuation benefit as a lump sum payment without any discount and, subject to limited exceptions, any benefits, including options, in which he is not at such time fully vested would become fully vested and any options would remain exercisable for the full stated term of the option. If the automatic extensions of the term of the Lampert Agreement are discontinued at the request of the Company and Mr. Lampert's employment is terminated upon expiration of the term, Mr. Lampert would be entitled to receive the Accrued Amounts, his base salary and continuation of his benefits (or the economic equivalent of such benefits), the Additional Life and Disability Insurance and certain perquisites for twelve months after the end of the term, and a prorated bonus for the year in which the termination occurred. In addition, if the severance payments to Mr. Lampert under the Lampert Agreement follow a change in control and, together with other amounts paid to Mr. Lampert, exceed certain threshold amounts and are determined to constitute a parachute payment (as defined in Section 280G(b)(2) of the Internal Revenue Code), Mr. Lampert is to receive an additional amount to cover the federal excise tax with respect thereto on a "grossed up" basis.

If Ira B. Lampert is terminated for cause, or he voluntarily resigns, he will only receive the Accrued Amounts and benefits provided in benefit plans.

The Company also has employment agreements with its other executive officers that provide for annual salaries ranging from approximately $177,450 to $450,000, plus certain other fringe benefits. These agreements prohibit the executives from competing with the Company for one year following termination of employment with the Company. Each agreement contains, among other things, termination provisions that may result in the Company being obligated to make severance payments equal to one year's base salary plus certain other fringe benefits.

Pursuant to the Lampert Agreement, the Company adopted a supplemental executive retirement plan and agreement (a "SERP") for the benefit of Ira B. Lampert (the "Lampert SERP"). A specified amount, currently $500,000, is credited to the Lampert SERP account each year. These yearly credits are 100% vested and not subject to forfeiture. Pursuant to a one-time grant to Mr. Lampert of $1,549,999 in deferred compensation, made as of April 19, 2000, that amount was added to the Lampert SERP. It vested in three equal annual installments beginning January 1, 2001 and, as such, became fully vested on January 1, 2003.

In addition to the Lampert SERP, in connection with grants of deferred compensation to its executive officers, the Company has adopted various SERPs for the benefit of those executives. A total of $1,915,000 has been contributed to the executive SERPs (other than the Lampert SERP), which range from $100,000 to $750,000 per executive, before giving effect to the Deferred LTCIP Awards that will be added to the SERP of those executive officers who were granted a Deferred LTCIP Award on August 6, 2003. Generally, the amounts in the executive SERPs vest in installments over a period of not less than three years, subject to the executive's continued employment, and most provide for accelerated vesting, in whole or in part, if the executive's employment is terminated by the Company without cause. Additionally two executive officers have elected to defer compensation from time to time, pursuant to their respective deferral agreements with the Company.

Each time the Company credits an executive's account under a SERP or deferral agreement, the Company simultaneously contributes an equal amount to a trust established for the purpose of accumulating funds to satisfy the obligations incurred by the Company pursuant to the same.

SERP and other deferred compensation account balances, including investment earnings, are recorded as a deferred compensation asset and the related vested balances are recorded as a deferred compensation liability. See Note 7, "Other Assets," and Note 10, "Other Liabilities," of the accompanying Notes to Consolidated Financial Statements.

License and Royalty Agreements

On August 26, 2002, the Company entered into two Polaroid licensing agreements. The two license agreements provide for the exclusive (with the exception of products already released by Polaroid into the distribution chain), worldwide use by the Company of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of single use cameras and traditional film based cameras, including zoom cameras, and certain related accessories. The licenses do not include instant or digital cameras. Each license includes an initial term of three and a half years and may be renewed under the same economic terms at the Company's option, for an additional three-year period. Each license agreement provides for the payment by the Company of $3.0 million of minimum royalties, or $6.0 million in total, which will be fully credited against percentage royalties. Pursuant to the terms of the license agreements, in August 2002, the Company paid a total of $4.0 million, which represented $2.0 million for each license agreement, as partial payment of the minimum royalties and has recorded these payments as prepaid assets. These assets are amortized based on a percentage of sales. Additionally, the Company has recorded the remaining $2.0 million future minimum royalty payments as a liability.

Effective January 1, 2001, the Company entered into a new twenty-year license agreement with Fuji Photo Film Ltd ("Fuji"). Under the new license agreement, Fuji granted to the Company a worldwide (excluding Japan until January 1, 2005) non-exclusive license to use certain of Fuji's patents and patent applications related to single-use cameras. In consideration of the license, Concord agreed to pay a license fee and certain royalty payments to Fuji. Accordingly, a significant portion of the balance for patents, trademarks and licenses, net in "Other assets" in the accompanying consolidated balance sheets at June 28, 2003 and June 29, 2002 was an asset associated with the Fuji license. Concord has also recorded as a liability a corresponding amount that was included in licensing related obligations in "Other liabilities" in the accompanying consolidated balance sheets at June 28, 2003, and June 29, 2002 which was equal to the present value of future license fee payments. Because these recorded amounts were the result of a non-cash transaction, they are not reflected in the changes in "Other assets" and "Other liabilities" in the accompanying consolidated statement of cash flow for Fiscal 2001. These assets are amortized based on quantities of units produced.

Additionally, the Company has other license and royalty agreements that require the payment of royalties based on the manufacture and/or sale of certain products. The Company's license and royalty agreements expire at various dates through Fiscal 2021. Total amortization and royalty expense for all licensing and royalty agreements for Fiscal 2003, Fiscal 2002 and Fiscal 2001 was $4.5 million, $4.2 million and $3.3 million, respectively.

Purchase Commitment

At June 28, 2003, the Company has a $2.0 million purchase commitment to procure a certain quantity of material from a vendor.

Indemnification

At June 28, 2003, the Company has an indemnification agreement with a certain third party to reimburse it for legal costs incurred by this party in connection with the securities class action against the Company. As of June 28, 2003, the Company has accrued $0.2 million related to such indemnification and is classified in "Accrued expenses" in the accompanying consolidated balance sheet. See Note 16, "Litigation and Settlements," of the accompanying Notes to Consolidated Financial Statements.

Deferred Long Term Compensation

On August 6, 2003, certain executive officers were awarded $1.9 million in the aggregate of contingent deferred compensation, which is not yet earned or vested, under the Company's Amended and Restated 2002 Long-Term Cash Incentive Plan (the "LTCIP") with respect to the Fiscal 2002-2003 performance period (the "Deferred LTCIP Awards"). The Deferred LTCIP Awards vest, so long as the executive continues to be employed by the Company, in three equal annual installments on August 6, 2004, 2005 and 2006, or immediately upon: (i) a change of control of the Company; or (ii) the executive's death or disability. The Deferred LTCIP Award granted to Ira B. Lampert has substantially the same terms and conditions as the other Deferred LTCIP Awards, however, in addition to the events that will accelerate the vesting of the other Deferred LTCIP Awards, it provides for immediate vesting in the event of termination without cause, a constructive termination of employment without cause, or the non-renewal of his employment contract. The Lampert SERP and the SERPs of other executives to whom Deferred LTCIP Awards were granted are being amended to include appropriate terms to govern the Deferred LTCIP Awards. Once the relevant SERPs have been amended, the Company will contribute the foregoing amounts to trusts established for the purpose of holding funds to satisfy the Company's obligations under the Deferred LTCIP Awards. The Company expenses the Deferred LTCIP Awards over the vesting period.

NOTE 16 - LITIGATION AND SETTLEMENTS:

In July 2002, a class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be shareholders of the Company. The Company filed a motion to dismiss the lawsuit on August 30, 2002. The complaint was dismissed by the Court in December 2002 in response to the motion to dismiss filed by the Company. In January 2003, an amended class action complaint (the "Amended Complaint") was filed adding certain of the Company's current and former directors as defendants. The lead plaintiffs in the Amended Complaint seek to act as representatives of a class consisting of all persons who purchased the Company's Common Stock (i) issued pursuant to the Company's September 26, 2000 secondary offering (the "Secondary Offering") or (ii) during the period from September 26, 2000 through June 22, 2001, inclusive (the "Class Period"). The Amended Complaint asserts, among other things, that the Company made untrue statements of material fact and omitted to state material facts necessary to make statements made not misleading in the Registration Statement and Prospectus issued in connection with the Secondary Offering, in periodic reports it filed with the Securities and Exchange Commission and in press releases it made to the public regarding its operations and financial results. The allegations are centered around claims that the Company failed to disclose that the transaction with then customer, KB Gear Interactive, Inc. ("KB Gear"), was a highly risky transaction, claims that throughout the Class Period the Company failed to disclose that a large portion of its accounts receivable was represented by a delinquent and uncollectible balance due from then customer, KB Gear, and claims that such failures artificially inflated the price of the Common Stock. The Amended Complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The Company intends to vigorously defend the lawsuit and filed a motion to dismiss the Amended Complaint on April 18, 2003. The lawsuit is in the earliest stage and discovery has not yet commenced. Although the Company believes this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained. On September 17, 2002, the Company was advised by the staff of the Securities and Exchange Commission that it is conducting an informal inquiry related to the matters described above. On October 15, 2002, the staff of Nasdaq requested certain information and materials related to the matters described above and as to matters related to the previously reported embezzlement of Company funds by a former employee, uncovered in April 2002.

In May 2003, a related class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida. This second class action contains allegations which are the same or similar to the allegations of the previously existing class action described above. In view of the procedural history of the existing class action, the Company questions the propriety of this second class action and has so notified counsel for the plaintiffs in the second action. The Company has not been served with this related class action complaint. On September 8, 2003, the Court issued an Order requiring the plaintiff's, on or before September 12, 2003, to show cause why the second class action should not be dismissed for failure to serve the complaint upon the defendants within the 120 day period prescribed by the Federal Rules of Civil Procedure. In its Order, the Court stated that the plaintiff's failure to show cause will result in dismissal of the complaint without prejudice. If it is not dismissed by the Court, the Company intends to vigorously defend this lawsuit. The lawsuit is in the earliest stage and discovery has not yet commenced. Although the Company believes this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained.

As previously reported, a patent infringement complaint was filed by the Massachusetts Institute of Technology and Electronics for Imaging, Inc. against 214 defendants, including the Company, in April 2002 in the United States District Court for the Eastern District of Texas. A settlement has been reached between the Company and the plaintiff in this matter. The settlement is not material and does not have a material adverse effect on our financial position or results of operations.

The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of our management, the resolution of such matters will not have a material adverse effect on its financial position or results of operations.


NOTE 17 - RELATED PARTY TRANSACTIONS:

On May 1, 2002, the Company entered into a consulting agreement with William J. Lloyd, a member of the Board of Directors. Pursuant to the agreement, Mr. Lloyd provided consulting services to the Company on an as needed basis in exchange for a $5,000 per month retainer payable at the end of each calendar month and reimbursement of all reasonable business expenses. The term of the agreement was to continue from May 1, 2002 until terminated by either party. The Company accepted Mr. Lloyd's resignation from the Board of Directors, effective July 31, 2003, and his consulting agreement was terminated effective June 15, 2003.

A corporation controlled by J. David Hakman provided consulting services to the Company from 1997 to July 2002 pursuant to an engagement agreement entered into on September 25, 1997, as later amended and supplemented (the "Hakman Agreement"). Pursuant to the Hakman Agreement, the Company granted a warrant to purchase up to 260,000 shares of Common Stock at an exercise price of $2.25 per share to the corporation controlled by Mr. Hakman. In October 2000, the corporation exercised the warrant as to all 113,000 shares that had vested up until that time. On September 25, 2002, the corporation exercised the warrant as to another 77, 000 shares that were vested and exercisable at that time. The warrant never vested as to the remaining 70,000 shares and expired on September 25, 2002.


NOTE 18 - OTHER ITEMS

During the third quarter of Fiscal 2003, the Company favorably resolved a disputed claim with a DMS customer. Over the course of a 30-month DMS supply agreement, which expired in January 2002, the Company recorded certain accrued assets and liabilities. The favorable resolution resulted in a reversal of these accrued assets and liabilities with a corresponding reduction of cost of products sold of $2.2 million recorded in the accompanying consolidated statement of operations for Fiscal 2003.

During the third quarter of Fiscal 2002, the Company recognized a provision for inventory of approximately $2.3 million principally related to the rationalization of sub-one megapixel digital inventory comprised of components and finished goods. The Company recorded the provision for inventory in cost of products sold in the accompanying consolidated statements of operations for Fiscal 2002.

During the second quarter of Fiscal 2002, the Company recorded a $1.0 million accounts receivable provision related to Kmart Corporation which filed for protection under Chapter 11 of the U.S. Bankruptcy Code on January 22, 2002. In the third quarter of Fiscal 2002, the Company recorded a recovery of approximately $0.3 million associated with the sale to a third party of the Kmart Corporation accounts receivable. The initial provision for doubtful accounts recorded in the second quarter of Fiscal 2002 and subsequent recovery in the third quarter of Fiscal 2002 were included in general and administrative expenses in the accompanying statements of operations for Fiscal 2002.

During the first quarter of Fiscal 2002, the Company recognized a provision related to accounts receivable of $1.6 million, and a provision related to inventory of $1.8 million. Both of these provisions related to Polaroid Corporation ("Polaroid"), which filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 12, 2001, and were included in general and administrative expenses and cost of products sold, respectively, in the accompanying consolidated statements of operations for Fiscal 2002. As a result of inventory sales to Polaroid, in the third quarter of Fiscal 2002, the Company recorded approximately $0.8 million of income by reducing part of the $1.8 million provision. In the first quarter of Fiscal 2003, in settlement of Concord's outstanding claims related to the Polaroid bankruptcy, the Company recorded as a reduction of general and administrative expenses a $0.5 million payment.

During the fourth quarter of Fiscal 2001, the Company recognized a provision for doubtful accounts of approximately $15.8 million, and a provision for inventory of approximately $2.7 million. These provisions related to a former DMS customer and were included in general and administrative expense and cost of products sold, respectively, in the accompanying consolidated statements of operations for Fiscal 2001. Additionally, in the fourth quarter of Fiscal 2001, the Company recorded a $2.0 million provision resulting from inventory written down to the lower of cost or market value. These costs were included in cost of products sold in the accompanying consolidated statement of operations for Fiscal 2001.

During the fourth quarter of Fiscal 2001, the Company announced a restructuring and cost containment initiative ("Restructuring Initiative"), which consisted of facilities consolidation, the closure of the Company's single use camera short run labeling facility in the United States, and the termination of approximately 71 employees primarily employed in manufacturing, engineering, sales and marketing and administration functions. The Company also reduced its manufacturing workforce in the PRC by approximately 2,000 workers. The Restructuring Initiative was fully implemented by the end of Fiscal 2002. Initial costs accrued for the Restructuring Initiative were approximately $1.4 million which were comprised of approximately $0.4 million related to the closure of facilities and approximately $1.0 million related to personnel redundancy costs. During Fiscal 2002 the Company implemented elements of its Restructuring Initiative and incurred approximately $0.8 million and $0.2 million, respectively, in payments related to personnel redundancy costs and facilities consolidation. During the fourth quarter of Fiscal 2002, the Company reversed its remaining accrual balance of $0.4 million by recording a corresponding reduction in cost of products sold and general and administrative expenses in the amounts of $0.1 million and $0.3 million, respectively.


NOTE 19 - RECOVERY OF OPERATING EXPENSES, NET:

In April 2002, the Company uncovered a fraudulent scheme including check forgery by a former employee, which resulted in the embezzlement of approximately $1.3 million over an eighteen-month period ending in April 2002, the preponderance of which occurred in Fiscal 2002. The Company's investigation confirmed that the former employee acted alone and the misappropriated funds have been identified. The Company has recovered all but $0.1 million of the embezzlement from a combination of insurance proceeds, assets secured and assets to be recovered from the individual. Accordingly, the Company has recorded accrued receivables, net of cash recoveries, of $0.1 million and $1.2 million in prepaid expenses and other current assets in the accompanying consolidated balance sheets as of June 28, 2003 and June 29, 2002, respectively. In addition, the Company recorded under the caption "(Recovery) of operating expenses, net" in the accompanying consolidated statement of operations for Fiscal 2002, $1.2 million related to the recovery, which is net of $0.1 million of expenses related to the investigation and recovery efforts. The entire amount of the recovery was recorded in the third quarter of Fiscal 2002 due to the fact that it was impractical to determine the impact on Fiscal 2002 quarterly periods. The embezzled amounts relating to the prior fiscal year were not significant.


NOTE 20 - TERMINATED ACQUISITION COSTS:

Terminated acquisition costs of $0.8 million for Fiscal 2001 were related to a proposed acquisition that was not consummated. Negotiations regarding this acquisition were terminated in September 2000.

NOTE 21 - OTHER (INCOME), NET:
(in thousands)

Included in the accompanying consolidated statements of operations under the caption, other (income), net is the following:

                                  June 28,       June 29,        June 30,
                                    2003           2002           2001
                                -----------    -----------     -----------

Investment income               $    (1,527)   $    (2,351)    $    (5,123)
Arbitration award                         -         (1,178)              -
Foreign currency (gain), net         (1,406)          (193)           (348)
Other expenses, net                     561            662             579
                                -----------    -----------     -----------
Other (income), net             $    (2,372)   $    (3,060)    $    (4,892)
                                ===========    ===========     ===========


NOTE 22 - GEOGRAPHIC AREA INFORMATION:

Pursuant to SFAS No. 131, Disclosure About Segments of a Business Enterprise and Related Information, the Company is required to report segment information. Since the Company operates in only one business segment, imaging equipment, and sells only one type of product, image capture devices, no additional segment reporting is required. SFAS No. 131 also requires certain revenue disclosures of geographic information based on the Company's determination as to which regions such revenues were attributed. Accordingly, for purposes of this disclosure, the Company attributed RSD sales to the region where the customer's home office was located and all DMS sales were attributed to Asia. A summary of selected financial information regarding the Company's geographic operations (the Americas consist of the United States, Canada, and Latin America; Europe consists of the United Kingdom and the other countries in the European Union; Asia consists of Hong Kong and the PRC) is set forth below:

                                                       Year Ended
                                       ----------------------------------------
Sales made to unaffiliated customers:      June 28,      June 29,    June 30,
(in thousands)                               2003          2002        2001
                                       -------------   ------------ -----------

Americas                               $     101,866  $     68,703  $    56,840
Europe                                        41,677        26,257       26,315
Asia                                          46,240        34,357       96,906
                                       -------------  ------------  -----------
Total                                  $     189,783  $    129,317  $   180,061
                                       =============  ============  ===========


Identifiable assets:                      June 28,      June 29,
(in thousands)                              2003         2002
                                       -------------  -----------

Americas                               $     126,622  $  139,722
Europe                                        17,837       9,284
Asia                                          61,355      49,070
                                       -------------  ----------
Total                                  $     205,814  $  198,076
                                       =============  ==========

In Fiscal 2003, each of the following customers accounted for at least 10% of net sales: Walgreen Co. ("Walgreens"), Wal-Mart Stores, Inc. ("Wal-Mart") and Eastman Kodak Company ("Kodak"). These companies represented the Company's three largest customers generating net sales in Fiscal 2003 of approximately $36.3 million (19.1% of total net sales), $32.7 million (17.2% of total net sales) and $29.7 million (15.6% of total net sales), respectively. The loss of any one of these customers or significantly reduced sales to these customers could have a material adverse impact on results of operations.

In Fiscal 2002, each of the following customers accounted for at least 10% of consolidated net sales: Walgreens and Wal-Mart. These companies represented the Company's largest customers generating net sales of approximately $25.4 million (19.6% of total net sales) and $24.0 million (18.6% of total net sales), respectively.

In Fiscal 2001, each of the following customers accounted for at least 10% of consolidated net sales: KB Gear, (former customer), Walgreens, and Kodak. Net sales to these companies were approximately $26.2 million (14.6% of total net sales), $25.9 million (14.4% of total net sales) and $22.6 million (12.6% of total net sales), respectively.

No other customer accounted for 10% or more of consolidated net sales during Fiscal 2003, Fiscal 2002 or Fiscal 2001.


NOTE 23 - QUARTERLY RESULTS (UNAUDITED):
(in thousands)

                                                                         Quarter Ended
                                               ------------------------------------------------------------
                                                Sept. 28,         Dec. 28,         Mar. 29,      June 28,
                                                  2002              2002             2003          2003
                                               -----------     ------------    -------------  -------------

Net sales                                      $    30,182     $     61,840    $   36,246      $   61,515
Gross profit                                         7,722            9,468         8,392          10,669
Income before income taxes                           1,230            2,545         1,397           1,800
Net income                                           1,391            2,085         1,257           1,670
Basic earnings per share                       $      0.05     $       0.07    $     0.05      $     0.06
Diluted earnings per share                     $      0.05     $       0.07    $     0.04      $     0.06

                                                                          Quarter Ended
                                               -----------------------------------------------------------
                                                Sept. 29,         Dec. 29,         Mar. 30,      June 29,
                                                  2001              2001             2002          2002
                                               -----------      -----------    -------------  ------------

Net sales                                      $    32,887     $     39,266    $   26,422      $   30,742
Gross profit                                         5,744            7,328         1,807           4,093
(Loss) income before income taxes                   (1,438)          (1,414)       (3,965)            166
Net (loss) income                                   (1,269)          (1,555)       (3,348)            924
Basic earnings (loss) per share                $     (0.04)    $      (0.06)   $    (0.12)     $     0.03
Diluted earnings (loss) per share              $     (0.04)    $      (0.06)   $    (0.12)     $     0.03


See Note 18, "Other Items," for a description of items that had a significant effect on certain quarters.

Schedule II

                              CONCORD CAMERA CORP.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)

    Column A              Column B               Column C               Column D         Column E

                                                Additions
                                       ---------------------------

                     Balance at        Charged to       Charged to                       Balance
                    beginning of       costs and          other                           at end
   Description         period           expenses         accounts        Deductions     of period
----------------   --------------    ---------------   ------------    -------------   -----------

1. Provisions for doubtful accounts, discounts, returns and allowances

Fiscal Year:

      2001         $     425               278                -               -         $    703

      2002         $     703             1,889                -               -         $  2,592

      2003         $   2,592               519                -               -         $  3,111

Note: This schedule does not include approximately $15,800,000 related to a write-off recorded in Fiscal 2001.


2. Deferred tax valuation allowance

Fiscal Year:

      2001         $       -             2,181                -                -       $  2,181

      2002         $   2,181              -                   -             1,027      $  1,154

      2003         $   1,154              -                  162              790      $    526