Form 10-Q
period 2003-09-27
CONCORD CAMERA CORP
filed 2003-11-12
CIK 831861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 27, 2003
                                        ------------------
                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _________ to ___________

                         Commission file number 0-17038

                              Concord Camera Corp.
                              --------------------
             (Exact name of registrant as specified in its charter)

                  New Jersey                           13-3152196
       -------------------------------           ----------------------
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)              Identification No.)


     4000 Hollywood Blvd., 6th Floor, North Tower, Hollywood, Florida 33021
     ----------------------------------------------------------------------
            (Address of principal executive offices) (Zip Code)

                                 (954) 331-4200
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X       No
        -----       -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes  X       No
        -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, no par value - 30,277,303 shares as of October 31, 2003

                                      Index

                      Concord Camera Corp. and Subsidiaries



Part I.  Financial Information                                                                                              Page No.
                                                                                                                            --------

Item 1.       Financial Statements (Unaudited)

                    Condensed consolidated balance sheets as of September 27, 2003 and June 28, 2003..............................3

                    Condensed consolidated statements of operations for the quarters ended
                    September 27, 2003 and September 28, 2002.....................................................................4

                    Condensed consolidated statements of cash flows for the
                    quarters ended September 27, 2003 and September 28, 2002......................................................5

                    Notes to condensed consolidated financial statements..........................................................6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations..............................13

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.........................................................19

Item 4.       Controls and Procedures............................................................................................20

Part II.  Other Information

Item 1.       Legal Proceedings..................................................................................................21

Item 6.       Exhibits and Reports on Form 8-K...................................................................................21


PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS (Unaudited)

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

                                                              September 27,   June 28,
                                                                  2003          2003
                                                              -------------  ----------
                                Assets                         (Unaudited)
                                ------
Current Assets:
     Cash and cash equivalents                                  $  38,292    $  38,221
     Short-term investments                                        50,203       50,035
     Accounts receivable, net                                      25,684       32,494
     Inventories                                                   46,400       32,317
     Prepaid expenses and other current assets                      5,786        5,122
                                                                ---------    ---------
                           Total current assets                   166,365      158,189
Property, plant and equipment, net                                 20,377       21,328
Goodwill, net                                                       3,721        3,721
Other assets                                                       23,374       22,576
                                                                ---------    ---------
Total assets                                                    $ 213,837    $ 205,814
                                                                =========    =========
                 Liabilities and Stockholders' Equity
                 ------------------------------------

Current Liabilities:
     Accounts payable                                           $  28,751    $  22,105
     Accrued expenses                                              11,802       13,023
     Other current liabilities                                      2,402        1,984
                                                                ---------    ---------
                           Total current liabilities               42,955       37,112
Other long-term liabilities                                        11,096       11,874
                                                                ---------    ---------
Total liabilities                                                  54,051       48,986
Commitments and contingencies
Stockholders' equity:
     Blank check preferred stock, no par value,
     1,000 shares authorized, none issued                              --           --
     Common stock, no par value, 100,000 shares
     authorized; 30,244 and 29,464 shares issued
     as of September 27, 2003 and June 28, 2003, respectively     142,255      141,109
     Paid-in capital                                                8,563        5,407
     Deferred stock-based compensation                               (148)        (190)
     Deferred compensation arrangement                                413           --
     Retained earnings                                             14,456       15,070
     Accumulated other comprehensive loss                            (720)        (431)
                                                                ---------    ---------
                                                                  164,819      160,965
Less: treasury stock, at cost, 1,599 and 1,543 shares as
     of September 27, 2003 and June 28, 2003, respectively         (4,620)      (4,137)

Less: common stock held in trust, 331 shares as
     of September 27, 2003                                           (413)          --
                                                                ---------    ---------
                           Total stockholders' equity             159,786      156,828
                                                                ---------    ---------
Total liabilities and stockholders' equity                      $ 213,837    $ 205,814
                                                                =========    =========

See accompanying notes.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

                                                                  For the quarter ended
                                                            ---------------------------------
                                                            September 27,       September 28,
                                                                 2003               2002
                                                            -------------       -------------

Net sales                                                       $ 57,401          $  30,182
Cost of products sold                                             46,661             22,460
                                                                --------          ---------
Gross profit                                                      10,740              7,722
Selling expenses                                                   2,381              1,819
General and administrative expenses                                5,957              4,277
Variable stock-based compensation expense                          3,050                 --
Interest expense                                                     163                677
Other (income), net                                                 (109)              (281)
                                                                --------          ---------
(Loss) income before income taxes                                   (702)             1,230

(Benefit)  for income taxes                                          (88)              (161)
                                                                --------          ---------
Net (loss) income                                               $   (614)         $   1,391
                                                                ========          =========

Basic (loss) earnings per common share                          $  (0.02)         $    0.05
                                                                ========          =========

Diluted (loss) earnings per common share                        $  (0.02)         $    0.05
                                                                ========          =========

Weighted average common shares
     outstanding - basic                                          28,455             27,756
Dilutive effect of
     common stock options                                             --              1,520
                                                                --------          ---------
Weighted average common shares
     outstanding - diluted                                        28,455             29,276
                                                                ========           ========

See accompanying notes.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

                                                                   For the quarter ended
                                                               ----------------------------
                                                               September 27,  September 28,
                                                                   2003            2002
                                                               -------------  -------------

Cash flows from operating activities:
Net (loss) income                                              $    (614)     $   1,391
     Adjustments to reconcile net (loss) income to net cash
         provided by (used in) operating activities:
     Depreciation and amortization                                 1,435          1,553
     Write-off of deferred finance costs                              --            303
     Variable stock-based compensation expense                     3,050             --
         Changes in operating assets and liabilities:
         Accounts receivable                                       6,810          1,844
         Inventories                                             (14,083)       (17,068)
         Prepaid expenses and other current assets                  (664)          (576)
         Other assets                                               (625)        (3,770)
         Accounts payable                                          6,648           (719)
         Accrued expenses                                         (1,221)         4,962
         Other current liabilities                                   417            445
         Other liabilities                                          (777)           404
                                                               ---------      ---------
     Net cash provided by (used in) operating activities             376        (11,231)
                                                               ---------      ---------
Cash flows from investing activities:
     Purchases of property, plant and equipment                     (510)          (772)
     Purchases of available-for-sale investments                    (458)            --
                                                               ---------      ---------
     Net cash used in investing activities                          (968)          (772)
                                                               ---------      ---------
Cash flows from financing activities:
     Principal repayment of senior notes                              --        (14,934)
     Net proceeds from issuance of common stock                      663            488
                                                               ---------      ---------
     Net cash provided by (used in) financing activities             663        (14,446)
                                                               ---------      ---------
     Net increase (decrease) in cash and cash equivalents             71        (26,449)

Cash and cash equivalents at beginning of period                  38,221        103,868
                                                               ---------      ---------
Cash and cash equivalents at end of period                     $  38,292      $  77,419
                                                               =========      =========
See accompanying notes


                      CONCORD CAMERA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 27, 2003
                                   (Unaudited)

Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 27, 2003 ("First Quarter Fiscal 2004") are not necessarily indicative of the results that may be expected for the fiscal year ending July 3, 2004 ("Fiscal 2004"). The balance sheet at June 28, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Concord Camera Corp., a New Jersey corporation, and its consolidated subsidiaries (collectively referred to as the "Company") manage their business on the basis of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 2003 ("Fiscal 2003").


Note 2 - Summary of Significant Accounting Policies:

Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Foreign Currency Transactions

The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, European Euro, British Pound Sterling, People's Republic of China Renminbi, Hong Kong Dollar and Japanese Yen. Each of the Company's non-Hong Kong foreign subsidiaries purchases its finished goods inventories in U.S. Dollars. Although the U.S. Dollar is the functional currency for each of the Company's subsidiaries, certain net sales to customers and purchases of certain components and services are transacted in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. The translation from the applicable currencies to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains or losses resulting from foreign currency transactions and remeasurement are included in "Other (income), net" in the accompanying condensed consolidated statements of operations. Foreign currency losses of $0.3 million and $0.1 million were included in "Other (income), net" for the First Quarter Fiscal 2004 and the quarter ended September 28, 2002 ("First Quarter Fiscal 2003"), respectively.

Hedging Activities

As of September 27, 2003, the Company was not engaged in any hedging activities and there were no forward exchange contracts outstanding.

Investments

At September 27, 2003, the Company's "Short-term investments", as classified in the accompanying condensed consolidated balance sheet, consisted of fixed income funds that invest in debt securities and are considered available-for-sale securities. Investments in marketable securities not classified as held-to-maturity or trading are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of comprehensive income
(loss) unless the loss is other than temporary, and then it would be recorded as an expense. Realized gains and losses, interest and dividends are classified as investment income in "Other (income), net" in the accompanying condensed consolidated statements of operations. As of September 27, 2003, the gross cost, unrealized holding loss, and fair value of the short-term investments were $50.9 million, $0.7 million, and $50.2 million, respectively. Dividend income of $0.5 million and $0 related to the short-term investments was included in "Other (income), net" for First Quarter Fiscal 2004 and First Quarter Fiscal 2003, respectively. Investments held in deferred compensation rabbi trusts directed by participants are classified as trading and changes in the fair value of such investments are recorded in earnings.

Stock-Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123") as amended by SFAS No. 148, Accounting for Stock-Based Compensation and Disclosure, ("SFAS No. 148") the Company has elected to follow Accounting Principles Board Opinion ("APB Opinion") No. 25, Accounting for Stock Issued to Employees, ("APB No. 25") intrinsic value method and related interpretations in accounting for its employee stock-based transactions and has complied with the disclosure requirement of SFAS No. 148. Under APB No. 25, compensation expense is calculated at the time of option grant, based upon the difference between the exercise price of the option and the fair market value of the Company's no par value common stock ("Common Stock"). Compensation expense is recognized over the option's vesting period. No compensation expense for stock options is recognized for stock option awards granted at or above fair market value.

In the Fall of 2001, the Company consummated an exchange offer for certain outstanding stock options and, as a result, is required to apply variable stock-based compensation accounting for the new options issued in the exchange until they are exercised, cancelled or expired. For First Quarter Fiscal 2004, the Company recorded $3.1 million of variable stock-based compensation expense in the condensed consolidated statements of operations because its Common Stock price on September 27, 2003 was higher than the new repriced stock options' exercise price of $5.97 and higher than its Common Stock price on its last measurement date, June 28, 2003. For First Quarter Fiscal 2003, the Company did not record any variable stock-based compensation expense in the condensed consolidated statement of operations because its Common Stock price on September 28, 2002 was below the new repriced stock options' exercise price of $5.97. Because the determination of variable stock-based compensation expense or income associated with the repriced stock options is dependent upon the market price of the Company's common stock at the end of the applicable reporting period, it is not possible to determine its future impact, either favorable or unfavorable, on the Company's consolidated financial statements for prospective reporting periods.

For purposes of pro forma disclosures under SFAS No. 123 as amended by SFAS No. 148, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. The following table illustrates the effect on net
(loss) income and (loss) earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

                                                             For the quarter ended
                                                   ------------------------------------------
                                                    September 27,            September 28,
                                                         2003                     2002
                                                   -----------------        -----------------

Net (loss) income, as reported                     $    (614)               $     1,391
Add: variable stock-based compensation
     expense, net of related tax effects,
     included in the determination of net
     (loss) income as reported                         2,669                          -
Deduct: total stock-based compensation
     expense  determined under fair value
     based method for all awards, net of
     related tax effects                                (329)                      (380)
                                                   -----------------        -----------------
Pro forma net income                               $   1,726                $     1,011
                                                   =================        =================

(Loss) earnings per share:
     Basic - as reported                           $   (0.02)               $     0.05
                                                   -----------------        -----------------
     Basic - pro forma                             $    0.06                $     0.04
                                                   -----------------        -----------------
     Diluted - as reported                         $   (0.02)               $     0.05
                                                   -----------------        -----------------
     Diluted - pro forma                           $    0.06                $     0.04
                                                   =================        =================


Income Taxes

The Company estimates its effective tax rate based upon its projected consolidated annual effective income tax rate. This rate is largely a function of the amounts of income and loss attributed to both domestic and foreign operations, the application of their respective statutory tax rates and the anticipated utilization of available net operating loss carryforwards to reduce taxable income. During the First Quarter Fiscal 2004, a significant portion of the Company's income was generated in Hong Kong, where the statutory tax rate is 8.75%.

As of September 27, 2003, management evaluated the Company's deferred tax assets. As part of assessing the realizability of its deferred tax assets, management evaluated whether it is more likely than not that some portion, or all of its deferred tax assets, will be realized. The realization of its U.S. and Hong Kong deferred tax assets relates directly to the Company's tax planning initiatives and strategies for U.S. federal and state tax purposes and Hong Kong purposes. As of September 27, 2003, based on all the available information, management determined that it is more likely than not that its U.S. and Hong Kong deferred tax assets will be fully realized. Accordingly, there was no valuation allowance recorded against its U.S. deferred tax asset at September 27, 2003 except for $0.3 million related solely to the utilization of a potential capital loss associated with the Company's short-term investments.

The Company has recorded a full valuation allowance on deferred tax assets related to net operating loss carryforwards in certain European jurisdictions. This valuation allowance was based upon management's assessment as to their realizability. Based upon these European operations' ability to generate taxable income during Fiscal 2004, management anticipates utilizing a portion of these net operating loss carryforwards. As these European operations generate taxable income, the Company effectively reduces a portion of the valuation allowance based upon management's assessment of the ultimate realizability of the deferred tax assets.

Comprehensive Income

Comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, ("SFAS No. 130"), includes net earnings adjusted for certain revenues, expenses, gains and losses that are excluded from net earnings under generally accepted accounting principles. Unrealized gains and losses related to the Company's available-for-sale investments are included as a component of "Accumulated other comprehensive loss" reported in the accompanying condensed consolidated balance sheet as of September 27, 2003. Such gains and losses are excluded from net income (loss). As of September 27, 2003, the amount classified within "Accumulated other comprehensive loss" in the accompanying condensed consolidated balance sheet consisted solely of gross unrealized losses on available-for-sale securities of $(0.7) million, of which $0.3 million occurred in First Quarter Fiscal 2004. See "Investments" above for a further discussion of available-for-sale securities.

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated in accordance with SFAS No. 128, Earnings per Share, ("SFAS No. 128"). All applicable earnings
(loss) per share amounts have been presented in conformity with SFAS No. 128 requirements. In First Quarter Fiscal 2004, potentially dilutive securities were comprised of options to purchase 2,246,305 shares of Common Stock that were not included in the calculation of diluted loss per share because their impact was antidilutive. In First Quarter Fiscal 2004, the weighted effect of the 331,011 shares of Common Stock required to settle the liability for a deferred compensation arrangement were included in the denominator of both basic and diluted earnings per share calculations. See Note 6 - Deferred Compensation Arrangement.

Reclassifications

Certain amounts in the prior year have been reclassified to conform to the current year presentation.


Note 3 - Recently Issued Accounting Pronouncements:

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, ("SFAS No. 150"). The statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB decided to defer for an indefinite period the application of the guidance in SFAS No. 150 to noncontrolling interests that are classified as equity in the financial statements of the subsidiary but would be classified as a liability in the parent's financial statements under SFAS No.
150. The Company does not have any financial instruments falling within the scope of this statement, therefore, no additional disclosures are required and SFAS No. 150 will not have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, ("FASB Intepretation No. 46"). FASB Interpretation No. 46 requires consolidation of a variable interest entity if a company's variable interest absorbs a majority of the entity's losses or receives a majority of the entity's expected residual returns, or both. The Company does not believe it has any variable interest entities. However, the Company will continue to evaluate the effect of adopting FASB Interpretation No. 46 on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, which amends SFAS No. 123, which provides for alternative methods of transition for an entity that changes to the fair value method of accounting for employee stock-based compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require expanded disclosure of the effects of an entity's accounting policy with respect to employee stock-based compensation. SFAS No. 148, which became effective in the third quarter Fiscal 2003, did not have a material impact on the consolidated financial statements, as the Company has not adopted the fair value method for employee stock-based compensation. See "Stock-Based Compensation" under Note 2 above.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, ("FASB Interpretation No. 45") which requires guarantors to make significant new disclosures and requires certain guarantees to be recorded at fair value. FASB Interpretation No. 45 disclosure requirements are effective for periods ending after December 15, 2002 and for guarantees issued or modified after December 31, 2002. FASB Interpretation No. 45 is not expected to have a material impact on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction, ("SFAS No. 145"). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. In accordance with SFAS No.145, a gain or loss from the extinguishment of debt should not be classified as extraordinary if it does not meet the criteria for classification as an extraordinary item under APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 is effective for financial statements issued after May 15, 2002. See
Note 5 - Senior Notes.


Note 4 - Inventories:

Inventories consist of the following:
(in thousands)

                                                                 September 27,                June 28,
                                                                      2003                      2003
                                                              ---------------------     ---------------------

         Raw materials, components, and work-in-
         process                                              $         22,229          $         19,345

         Finished goods                                                 24,171                    12,972
                                                              ---------------------     ---------------------

         Total inventories                                    $         46,400          $         32,317
                                                              =====================     =====================


Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market value and are determined on a first-in, first-out basis. Inventories include materials, labor, and manufacturing overhead costs. The Company provides inventory provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technological developments or other economic factors.

During First Quarter Fiscal 2004, the Company changed its method of applying manufacturing labor and overhead costs to inventory. Previously, the Company used the ratio of labor and overhead costs compared to material costs incurred during a twelve-month period to estimate labor and overhead costs to be applied to material costs in inventory at the end of the period. Under the new method, manufacturing labor and overhead costs are applied to inventory using a standard cost approach to estimate the costs incurred during the procurement and production processes.

The new standard cost approach was made possible by the Company's efforts to update its information systems and capture additional information related to its standard costs of manufacturing. Management believes the new method of applying manufacturing labor and overhead costs to inventories improves the matching of the costs incurred to manufacture the product with their flow through the production process. Under APB Opinion No. 20, Accounting Changes, this accounting change is considered to be a change in accounting estimate inseparable from a change in accounting method. For First Quarter Fiscal 2004, this change in applying manufacturing labor and overhead costs to inventories had the effect of decreasing inventory by $3.4 million, increasing cost of products sold by $3.4 million, decreasing net income by $3.0 million and decreasing basic and fully diluted earnings per share by $0.10.

Note 5 - Senior Notes:

On August 15, 2002, the Company repurchased its $15 million, 11% Senior Notes. The Company paid slightly below par to repurchase and cancel the Senior Notes. At the time of repurchase, the Company incurred $0.3 million of expenses associated with the write-off of deferred finance costs related to the Senior Notes, which was included in interest expense in the accompanying condensed consolidated statements of operations for First Quarter Fiscal 2003 in accordance with SFAS No.145. See Note 3 -Recently Issued Accounting Pronouncements.


Note 6 - Deferred Compensation Arrangement:

Pursuant to the Company's Deferred Delivery Plan and an election previously made thereunder, on July 14, 2003, the Company's Chairman, Chief Executive Officer and President ("Chairman")tendered 55,989 fully paid and owned shares of Common Stock to the Company in payment of the exercise price (the "Payment Shares") of his option to purchase 387,000 shares of Common Stock ("Delivery Plan Exercise"). With the approval of the Compensation Committee of the Company's Board of Directors, the Deferred Delivery Plan allows certain executive officers to elect to defer the gains on certain stock option exercises by deferring delivery of the "profit" shares to be received upon exercise. Upon the Delivery Plan Exercise, the 55,989 Payment Shares were classified as "Treasury stock" and recorded at a cost of $482,625. In exchange, 387,000 new shares of Common Stock were issued by the Company and classified as "Common stock" at a cost of $482,625 of which 55,989 shares were issued to the Chairman and 331,011 shares, the delivery of which was deferred by the Chairman, were issued to a rabbi trust. The 331,011 shares held in this rabbi trust have been recorded at a cost of $412,825 and are classified as "Common stock held in trust." The corresponding liability to the Chairman has been recorded at $412,825 and is classified as "Deferred compensation arrangement" in the stockholders' equity section of the condensed consolidated balance sheet.


Note 7 - Commitments and Contingencies:

Deferred Long-Term Compensation

On August 6, 2003, certain executive officers were awarded $1.9 million in the aggregate of contingent deferred compensation, which is not yet earned or vested, under the Company's Amended and Restated 2002 Long-Term Cash Incentive Plan (the "LTCIP") with respect to the Fiscal 2002-2003 performance period (the "Deferred LTCIP Awards"). The Deferred LTCIP Awards vest, so long as the executive continues to be employed by the Company, in three equal annual installments on August 6, 2004, 2005 and 2006, or immediately upon: (i) a change of control of the Company or (ii) the executive's death or disability. The Deferred LTCIP Award granted to the Chairman has substantially the same terms and conditions as the other Deferred LTCIP Awards. However, in addition to the events that will accelerate the vesting of the other Deferred LTCIP Awards, it provides for immediate vesting in the event of termination without cause, a constructive termination of employment without cause, or the non-renewal of his employment contract. The supplemental executive retirement plan and agreement ("SERP") adopted by the Company for the benefit of the Chairman ("the Chairman SERP") and the SERPs of other executives to whom Deferred LTCIP Awards were granted are being amended to include appropriate terms to govern the Deferred LTCIP Awards. Once the relevant SERPs have been amended, the Company will contribute the foregoing amounts to trusts established for the purpose of holding funds to satisfy the Company's obligations under the Deferred LTCIP Awards. The Company expenses the Deferred LTCIP Awards over the vesting period and the related liability as of September 27, 2003 is classified under "Other long-term liabilities" in the accompanying condensed consolidated balance sheet.

License and Royalty Agreements

On August 21, 2002, the Company entered into two Polaroid licensing agreements. The two license agreements provide for the exclusive (with the exception of products already released by Polaroid into the distribution chain), worldwide use by the Company of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of single use cameras and traditional film based cameras, including zoom cameras, and certain related accessories. The licenses do not include instant or digital cameras. Each license includes an initial term of three and a half years and may be renewed under the same economic terms at the Company's option, for an additional three-year period. Each license agreement provides for the payment by the Company of $3.0 million of minimum royalties, or $6.0 million in total, which will be fully credited against percentage royalties. The Company has recorded these agreements as royalty assets which are being amortized based on a percentage of sales of the respective cameras. Through August 2003, the Company has paid a total of $5.0 million, which represented $2.5 million for each license agreement, as partial payment of the minimum royalties. The Company has recorded the remaining $1.0 million future minimum royalty payments as a current liability.

Indemnification

The Company has an indemnification agreement with a certain third party to reimburse it for legal costs incurred by this party in connection with the securities class action suit against the Company. There is no maximum limit with respect to the amount related to this indemnification. As of September 27, 2003, the Company had accrued $0.1 million related to such indemnification which is classified in "Accrued expenses" in the accompanying condensed consolidated balance sheet. See Note 8 - Litigation and Settlements below.


Note 8 - Litigation and Settlements:

In July 2002, a class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be shareholders of the Company. The Company filed a motion to dismiss the lawsuit on August 30, 2002, and in December 2002, the complaint was dismissed by the Court. In January 2003, an amended class action complaint (the "Amended Complaint") was filed adding certain of the Company's current and former directors as defendants. The lead plaintiffs in the Amended Complaint seek to act as representatives of a class consisting of all persons who purchased the Company's Common Stock (i) issued pursuant to the Company's September 26, 2000 secondary offering (the "Secondary Offering") or
(ii) during the period from September 26, 2000 through June 22, 2001, inclusive (the "Class Period"). The Amended Complaint asserts, among other things, that the Company made untrue statements of material fact and omitted to state material facts necessary to make statements made not misleading in the Registration Statement and Prospectus issued in connection with the Secondary Offering, in periodic reports it filed with the Securities and Exchange Commission ("SEC") and in press releases it made to the public regarding its operations and financial results. The allegations are centered around claims that the Company failed to disclose that the transaction with then customer, KB Gear Interactive, Inc. ("KB Gear"), was a highly risky transaction, claims that throughout the Class Period the Company failed to disclose that a large portion of its accounts receivable was represented by a delinquent and uncollectible balance due from then customer, KB Gear, and claims that such failures artificially inflated the price of the Common Stock. The Amended Complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The Company intends to vigorously defend the lawsuit and filed a motion to dismiss the Amended Complaint on April 18, 2003. Oral argument on the Company's motion to dismiss was heard by the Court on October 2, 2003. The lawsuit is in the earliest stage and discovery has not yet commenced. Although the Company believes this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained. On September 17, 2002, the Company was advised by the staff of the SEC that it is conducting an informal inquiry related to the matters asserted in the class action complaint. On October 15, 2002, the staff of Nasdaq requested certain information and materials related to the matters asserted in the class action complaint and as to matters related to the previously reported embezzlement of Company funds by a former employee, uncovered in April 2002.

In May 2003, a second class action complaint, containing allegations which are the same or similar to the allegations in the class action described above, was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida. On September 22, 2003, the Court dismissed the second class action complaint, without prejudice, for failure to serve the complaint upon the defendants within the 120 day period prescribed by the Federal Rules of Civil Procedure.

As previously reported, the patent infringement complaint filed by the Massachusetts Institute of Technology and Electronics for Imaging, Inc. against the Company in the United States District Court for the Eastern District of Texas was settled in July 2003. The previously reported patent infringement complaint filed by Alfred B. Levine against the Company in the United States District Court for the District of Maryland was settled in September 2003. Both suits have been dismissed against the Company. Both of the settlements were not material and did not have a material adverse effect on our financial position or results of operations.

The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of our management, the resolution of such matters will not have a material adverse effect on its financial position or results of operations.


Note 9 - Related Party Transactions:

From May 1, 2002 through June 15, 2003, William J. Lloyd, who was a member of the Company's Board of Directors during that time, provided consulting services to the Company on an as needed basis in exchange for a $5,000 per month retainer and reimbursement of all reasonable business expenses. The Company accepted Mr. Lloyd's resignation from the Board of Directors, effective July 31, 2003, and the consulting relationship was terminated effective June 15, 2003. In connection with Mr. Lloyd's resignation, the Board approved an extension of the expiration dates of certain options held by Mr. Lloyd, and the continued vesting through January 2005 of 12,000 shares subject to one of his options. The modification of the options' terms resulted in $105,000 of compensation expense recorded in First Quarter Fiscal 2004.

A corporation controlled by J. David Hakman, a member of the Board of Directors, provided consulting services to the Company from 1997 to July 2002 pursuant to an engagement agreement entered into on September 25, 1997, as later amended and supplemented (the "Hakman Agreement"). Pursuant to the Hakman Agreement, the Company granted a warrant to purchase up to 260,000 shares of Common Stock at an exercise price of $2.25 per share to the corporation controlled by Mr. Hakman. In October 2000, the corporation exercised the warrant as to all 113,000 shares that had vested up until that time. On September 25, 2002, the corporation exercised the warrant as to another 77,000 shares that were vested and exercisable at that time. The warrant never vested as to the remaining 70,000 shares and expired on September 25, 2002.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the fiscal year ended June 28, 2003 ("Fiscal 2003") consolidated financial statements, and the related notes thereto, of Concord Camera Corp. and subsidiaries ("Concord" or the "Company"). Except for historical information contained herein, the matters discussed below are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to economic, governmental, political, competitive and technological factors affecting Concord's operations, markets, products, prices and other factors discussed elsewhere in this report and other reports filed by the Company with the Securities and Exchange Commission ("SEC"). These factors may cause results to differ materially from the statements made in this report or otherwise made by or on behalf of Concord.


                          CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and Notes thereto. Our application of accounting policies affects these estimates and assumptions. Actual results could differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of our Condensed Consolidated Financial Statements and Notes thereto:

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

Inventory

Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market value and are determined on a first-in, first-out basis. Inventories include materials, labor, and manufacturing overhead costs. The Company provides inventory provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technological developments or other economic factors.

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

During the quarter ended September 27, 2003, ("First Quarter Fiscal 2004"), the Company changed its method of applying manufacturing labor and overhead costs to inventory. Previously, the Company used the ratio of labor and overhead costs compared to material costs incurred during a twelve-month period to estimate labor and overhead costs to be applied to material costs in inventory at the end of the period. Under the new method, manufacturing labor and overhead costs are applied to inventory using a standard cost approach to estimate the costs incurred during the procurement and production processes.

The new standard cost approach was made possible by the Company's efforts to update its information systems and capture additional information related to its standard costs of manufacturing. Management believes the new method of applying manufacturing labor and overhead costs to inventories improves the matching of the costs incurred to manufacture the products with their flow through the production process. Under APB Opinion No. 20, Accounting Changes, this accounting change is considered to be a change in accounting estimate inseparable from a change in accounting method. For First Quarter Fiscal 2004, this change in applying manufacturing labor and overhead costs to inventories had the effect of decreasing inventory by $3.4 million, increasing cost of products sold by $3.4 million, decreasing net income by $3.0 million and decreasing basic and fully diluted earnings per share by $0.10. See Note 4 - Inventories in the Notes to Condensed Consolidated Financial Statements.

Deferred Taxes

The deferred tax valuation allowance is based on our assessment of the realizability of our deferred tax assets on an ongoing basis and may be adjusted from time to time as necessary. In determining the valuation allowance, we have considered the feasibility of tax planning initiatives and strategies. Should we determine that it is more likely than not that we will realize certain of our deferred tax assets in the future, an adjustment would be required to reduce the existing valuation allowance and increase income. On the contrary, if we determine that we would not be able to realize our recorded deferred tax asset, an adjustment to increase our valuation allowance would be charged to the results of operations in the period such conclusion was made. Such charge could have an adverse effect on our provision for income taxes included in our results of operations.

Sales Returns

A provision for sales returns is established based on historical trends in product returns. If future returns are higher than we predicted based on the historical data, our net sales could be adversely affected.

Impairment of Long-lived and Other Assets

Periodically, we review our long-lived assets for impairment. We will record an impairment loss when indications of impairment are present and where undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. For royalty related assets, we will record an impairment loss if the total expected royalty payments to be made over the life of an agreement, excluding any minimum required payments, are less than the royalty related assets' carrying value. The total expected royalty payments to be made over the life of an agreement are dependent on management's estimates about future sales volumes. Because judgment is required to estimate future sales volumes, the estimates are not necessarily indicative of the sales volumes that will be actually realized in the future. Assets that are reviewed for possible impairment include patents, goodwill, licensing and royalty agreements and certain property, plant and equipment.

Accounting for Litigation and Settlements

We are involved in various legal proceedings. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties and the possibility of governmental intervention. Management assesses the probability of loss for such contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. Management believes that any liability of the Company that may arise as a result of currently pending legal proceedings will not have a material adverse effect on the financial condition of the Company taken as a whole.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 3 - Recently Issued Accounting Pronouncements in the Notes to Condensed Consolidated Financial Statements.


Results of Operations

Quarter Ended September 27, 2003 Compared to the Quarter Ended September 28,
2002

Net Sales

Net sales for First Quarter Fiscal 2004 were $57.4 million, an increase of $27.2 million, or 90.1%, as compared to net sales for the quarter ended September 28, 2002 ("First Quarter Fiscal 2003"). The increase in sales was in large part due to new single use and traditional cameras sold in both our retail sales and distribution ("RSD") and design and manufacturing services ("DMS") businesses. Additionally, our net sales of digital cameras for First Quarter Fiscal 2004 were $9.6 million compared to $7.3 million for the same period last year, an increase of $2.3 million or 31.5%. RSD sales were $42.4 million for the first quarter this year, an increase of $16.5 million, or 63.9%, as compared to First Quarter Fiscal 2003, and accounted for 73.8% of total net sales. The growth in RSD net sales was mostly due to sales of Polaroid branded single use and traditional cameras, new digital product sales, new customers and organic growth from customers due to sell through and new product introductions. DMS net sales were $15.0 million in First Quarter Fiscal 2004, an increase of $10.7 million, or 246.7%, as compared to the same period last year, and accounted for 26.2% of total net sales. The increase in DMS net sales was primarily due to increased quantities of single use cameras manufactured for Eastman Kodak Company under a supply agreement entered into in September 2002.

Net sales of the Company's operations in the People's Republic of China and Hong Kong for First Quarter Fiscal 2004, were $15.8 million, an increase of $11.1 million, or 234.1%, as compared to First Quarter Fiscal 2003. The increase was attributed primarily to growth in our DMS business.

RSD net sales of the Company's operations in the United States, Latin America and Canada, for First Quarter Fiscal 2004, were $31.9 million, an increase of $12.1 million, or 61.3%, as compared to the same quarter last year. The increase in RSD net sales was due to sales of Polaroid branded single use and traditional cameras to new and existing customers resulting in increased market penetration, new digital product sales and organic growth from existing customers due to sell through and new product introductions.

RSD net sales of the Company's operations in the United Kingdom, Germany and France for the First Quarter Fiscal 2004 were $9.7 million, an increase of $4.0 million, or 70.8%, as compared to the First Quarter Fiscal 2003. This increase was primarily attributable to offering new digital products to new and existing customers.

Gross Profit

Gross profit for First Quarter Fiscal 2004 was $10.7 million, or 18.7% of net sales, versus $7.7 million, or 25.6% of net sales in the same quarter last year. During First Quarter Fiscal 2004, gross profit was negatively affected, in dollars and as a percentage of sales, by the $3.4 million pre-tax charge to cost of products sold related to the change in method of applying manufacturing labor and overhead costs to inventory. Manufacturing efficiency improvements and lower product development costs, as a percentage of net sales, offset these factors to a lesser degree. We continue to invest in new product engineering, design, and development, primarily focusing on digital technologies and products. Product engineering, design and development costs for First Quarter Fiscal 2004 and First Quarter Fiscal 2003, in dollars and as a percentage of net sales, were $2.5 million (4.4%) and $1.9 million (6.4%), respectively. For further discussion, see the discussion under the caption "Inventory" in the Critical Accounting Policies section above.

Operating Expenses

Selling expenses for First Quarter Fiscal 2004 were $2.4 million, or 4.1% of net sales. This compares to $1.8 million, or 6.0% of net sales for the First Quarter Fiscal 2003. The increase in absolute dollars was primarily due to royalties related to the Polaroid licenses, additional sales and marketing personnel, and higher variable costs including freight and handling costs, all of which are attributable to the Company's sales growth.

General and administrative ("G&A") expenses for First Quarter Fiscal 2004 were $6.0 million, or 10.4% of net sales. This compared to $4.3 million, or 14.2% of net sales, for the First Quarter Fiscal 2003. The increase in G&A expenses was primarily due to additional staffing, increased professional fees, insurance costs and additional costs associated with the Company's growth. During the First Quarter Fiscal 2003, G&A expenses included a $0.5 million recovery from Polaroid Corporation resulting in a reduction of expenses.

Variable stock-based compensation expense for the First Quarter Fiscal 2004 was $3.1 million as compared to no expense in the same quarter last year because the Company's stock price on September 28, 2002 was below the repriced options' exercise price of $5.97. See Note 2 - Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

Interest expense for the First Quarter Fiscal 2004 was $0.2 million compared to $0.7 million in the same quarter last year. The decrease of $0.5 million was attributable to the reduction in interest expense related to the repurchase of the Senior Notes in August 2002 and the non-recurring write-off of deferred finance costs of $0.3 million in the First Quarter Fiscal 2003.

Other (Income), Net

Other (income), net was $(0.1) million and $(0.3) million for First Quarter Fiscal 2004 and First Quarter Fiscal 2003, respectively. The decrease of $0.2 million related primarily to foreign exchange losses.

Income Taxes

The Company's benefit for income taxes was $0.1 million for First Quarter Fiscal 2004 compared to a benefit of $0.2 million for First Quarter Fiscal 2003. The Company estimates its effective income tax rate based upon the projected consolidated annual effective income tax rate. In general, the Company's annual effective income tax rate is largely a function of the amounts of income and loss attributed to both domestic and foreign operations, the application of their respective statutory tax rates, and the utilization of available net operating loss carryforwards to reduce taxable income. See Note 2- Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

Net (Loss) Income

As a result of the matters described above, the Company had a net loss of $0.6 million, or $(0.02) per share, for First Quarter Fiscal 2004 as compared to net income of $1.4 million, or $0.05 per diluted share, for First Quarter Fiscal 2003.

Liquidity and Capital Resources

We are not aware of factors that are reasonably likely to adversely affect liquidity trends, other than those factors summarized under the caption "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2003. We do not have, nor do we engage in, transactions with any special purpose entities. We are not engaged in hedging activities and had no forward exchange contracts outstanding at September 27, 2003. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with accounting principles generally accepted in the United States, and are more fully discussed below.

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

Working Capital - At September 27, 2003, we had working capital of $123.4 million compared to $121.1 million at June 28, 2003, an increase of $2.3 million. The increase was primarily attributed to the seasonal increase in inventory levels partially offset by a reduction in accounts receivables and an increase in current liabilities.

Cash Provided by Operations - Cash provided by operations during First Quarter Fiscal 2004 was $0.4 million, which compared favorably to cash used in operations of $11.2 million for the comparable period during Fiscal 2003. The change in cash provided by operating activities for the First Quarter Fiscal 2004 was primarily attributable to collections from accounts receivable and an increase in accounts payable.

Cash Used in Investing Activities - Purchases of property, plant and equipment for the First Quarter Fiscal 2004 and First Quarter Fiscal 2003 were $0.5 million and $0.8 million, respectively. We anticipate capital expenditures for Fiscal 2004 will increase substantially over Fiscal 2003 due to increased investments in plant and equipment at our manufacturing facility in the PRC in anticipation of increased net sales in Fiscal 2004, as well as investment in a new Enterprise Resource Planning System for worldwide operations. The increase in cash used in investing activities during First Quarter Fiscal 2004 resulted from the Company purchasing short-term investments during that period, whereas in First Quarter Fiscal 2003, the Company did not make such investments.

Cash Provided by Financing Activities - Cash provided by financing activities for First Quarter Fiscal 2004 was $0.7 million. This resulted from proceeds received from the exercise of stock options. Cash used in financing activities for First Quarter Fiscal 2003 was $14.4 million, which was primarily attributable to the repurchase of the Senior Notes partially offset by proceeds from the exercise of stock options and warrants.

Operating Leases- We enter into operating leases in the ordinary course of business (e.g., warehouse facilities, office space and equipment) where the economic profile was favorable. The effects of outstanding leases are not material to us in terms of either annual cash flow or total future minimum payments.

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

Hong Kong Financing Facilities - Concord Camera HK Limited ("Concord HK"), a subsidiary of the Company, has various financing and revolving credit facilities in place providing an aggregate of approximately $23.5 million in borrowing capacity. Certain of the revolving credit facilities are denominated in Hong Kong Dollars. Since 1983 the Hong Kong Dollar has been pegged to the United States Dollar. The revolving credit facilities are comprised of an Import Facility, a Packing Credit and Export Facility, a Foreign Exchange Facility and an Accounts Receivable Financing Facility (collectively, the "Hong Kong Financing Facilities"). We guarantee the entire Hong Kong Financing Facilities and the Accounts Receivable Financing Facility is additionally secured by certain accounts receivable of Concord HK. Availability under the Accounts Receivable Financing Facility is subject to advance formulas based on Eligible Accounts Receivable and all the credit facilities are subject to certain financial ratios and covenants. The Hong Kong Financing Facilities bear interest at variable rates. At September 27, 2003, there were no amounts outstanding under the Hong Kong Financing Facilities.

United Kingdom Credit Facility - In November 1999, our United Kingdom subsidiary obtained a United Kingdom credit facility (the "UK Facility") that was secured by substantially all of our United Kingdom subsidiary's assets. The UK Facility bore interest at 1.5% above the UK prime lending rate and was principally utilized for working capital needs and allowed borrowings of up to approximately $1.2 million. The facility expired in August 2003.

Senior Notes - See Note 5 - Senior Notes, in the Notes to Condensed Consolidated Financial Statements.

License Agreements - See Note 7 - Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements.


Significant Customers

Sales to the Company's three largest customers comprised a significant portion of our total net sales for First Quarter Fiscal 2004. The loss of any one of these customers or significantly reduced sales to these customers could have a material adverse impact on results of operations. For further information, see our Annual Report on Form 10-K for Fiscal 2003.


Outlook

For the second quarter of Fiscal 2004, we anticipate net sales in the approximate range of $70 to $75 million and net income in the approximate range of $5.2 to $6.5 million, or $0.17 to $0.21 per diluted share, before non-cash variable stock option expense or income.

Net income or loss computed in accordance with accounting principles generally accepted in the United States requires the inclusion of non-cash variable stock option expense or income which is dependant on the market price of the Company's common stock at the end of the applicable period. Because non-cash variable stock option expense or income is tied to the market price of the stock rather than the Company's operating performance, the Company uses net income or loss before non-cash variable stock option expense or income to monitor its operating performance. The Company believes that the presentation of net income or loss before non-cash variable stock option expense or income provides useful information to investors regarding the Company's results of operations and financial condition. In addition, when giving guidance, the Company estimates net income and earnings per share before non-cash variable stock option expense or income because it is not possible to forecast future stock prices and therefore, the Company can not predict the effect, either favorable or unfavorable, on its results of operations and financial condition due to the impact of non-cash variable stock option expense or income.

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

Forward-Looking Statements

The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as: "estimates," "projects," "anticipates," "expects," "intends," "believes," "plans," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors. For a discussion of some of the factors that could cause actual results to differ, see the discussion under "Risk Factors" contained in the Company's most recent Annual Report filed with the SEC on Form 10-K for Fiscal 2003 and subsequently filed reports. Management wishes to caution the reader that these forward-looking statements, such as statements regarding the development of the Company's business, the Company's anticipated revenues or capital expenditures, projected profits and other statements contained in this report regarding matters that are not historical facts, are only estimates or predictions. No assurance can be given that future results will be achieved. Actual events or results may differ materially as a result of risks facing the Company or actual results differing from the assumptions underlying such statements. In particular, anticipated revenues could be adversely affected by production difficulties or economic conditions negatively affecting the market for the Company's products. Obtaining the results expected from the introduction of the Company's new products will require timely completion of development, successful ramp-up of full-scale production on a timely basis and customer and consumer acceptance of those products. In addition, the Company's DMS agreements require an ability to meet high quality and performance standards, to successfully implement production at greatly increased volumes and to sustain production at greatly increased volumes, as to all of which there can be no assurance. There also can be no assurance that products under development will be successfully developed or that once developed such products will be commercially successful. Any forward-looking statements contained in this report represent the Company's estimates only as of the date of this report, or as of such earlier dates as are indicated herein, and should not be relied upon as representing its estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, it specifically disclaims any obligation to do so, even if its estimates change.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of our global operating and financial activities, we are exposed to changes in interest rates and foreign currency exchange rates that may adversely affect our results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, we manage exposure to changes in interest rates and foreign currency exchange rates through our regular operating and financing activities.

At September 27, 2003, our exposure to changes in interest rates was minimal, since we had no long-term or short-term debt outstanding. Since we have no debt outstanding, we do not deem interest rate risk to be significant or material to our financial position or results of operations. We do not presently use derivative instruments to adjust our interest rate risk profile. We do not utilize financial instruments for trading or speculative purposes, nor do we utilize leveraged financial instruments.

Although the U.S. Dollar is the functional currency for each of the Company's subsidiaries, certain net sales to customers and purchases of certain components and services are transacted in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. The impact of foreign exchange transactions is reflected in our statements of operations. As of September 27, 2003, we were not engaged in any hedging activities and we had no forward exchange contracts outstanding. We continue to analyze the benefits and costs associated with hedging against foreign currency fluctuations.

Item 4. CONTROLS AND PROCEDURES

CEO and CFO Certifications. The certifications of the CEO and the CFO required by Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the "Certifications") are filed as exhibits to this report. This section of the report contains the information concerning the evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) ("Disclosure Controls") and changes to internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) ("Internal Controls") referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

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

Evaluation of Disclosure Controls. Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our Disclosure Controls are designed to provide reasonable assurance of achieving their objectives and, at the "reasonable assurance" level, are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls. There was no change in our Internal Controls during First Quarter Fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our Internal Controls.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

See Note 8 - Litigation and Settlements, in the Notes to Condensed Consolidated Financial Statements.



Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits


   No.                        Description                                    Method of Filing
   ---                        -----------                                    ----------------

   3.1      Certificate of Incorporation, as amended through May             Incorporated by reference to the Company's annual
            9, 2000                                                          report on Form 10-K for the year ended July 1, 2000.

   3.2      Restated By-Laws, as amended through December 4, 2002            Incorporated by reference to the Company's quarterly
                                                                             report on Form 10-Q for the quarter
                                                                             ended December 28, 2002.

   10.1     Amendment No. 2 dated as of October 20, 2003 to                  Filed herewith.
            Deferral Agreement, dated as of June 2, 2000
            between Concord Camera Corp. and Keith L. Lampert


   10.2     Amendment No. 1 dated as of October 30, 2003 to                  Filed herewith.
            Concord Camera Deferred Delivery Plan

   18.1     Letter re Change in Accounting Principles                        Filed herewith.

   31.1     Certification of Chief Executive Officer                         Filed herewith.
            pursuant to Rule 13a-14(a)/15d-14(a)

   31.2     Certification of Chief Financial Officer                         Filed herewith.
            pursuant to Rule 13a-14(a)/15d-14(a)

   32.1     Certification of Chief Executive Officer                         Filed herewith.
            pursuant to 18 U.S.C.ss.1350

   32.2     Certification of Chief Financial Officer                         Filed herewith.
            pursuant to 18 U.S.C.ss.1350



(b)      Reports on Form 8-K

On August 14, 2003, the Company reported under Item 12, Results of Operations and Financial Condition, on Form 8-K information regarding a press release announcing the Company's financial results for the fourth quarter and fiscal year ended June 28, 2003, and furnished a copy of the press release dated August 14, 2003 as an exhibit to the foregoing report.

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


                                                  CONCORD CAMERA CORP.
                                          ------------------------------------
                                                     (Registrant)


DATE: November 12, 2003                   By:      /s/  Richard M. Finkbeiner
                                             ---------------------------------
                                                            (Signature)

                                                   Richard M. Finkbeiner
                                                   Senior Vice President
                                                   and Chief Financial Officer
                                                   DULY AUTHORIZED AND PRINCIPAL
                                                   FINANCIAL OFFICER