Form 10-Q
period 2003-12-27
CONCORD CAMERA CORP
filed 2004-02-10
CIK 831861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 27, 2003
                                        -----------------
                                       OR

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

      Common Stock, no par value - 28,447,843 shares as of January 30, 2004

                                      Index

                      Concord Camera Corp. and Subsidiaries


Part I.  Financial Information                                                                                              Page No.
                                                                                                                           --------

Item 1.   Financial Statements (Unaudited)

                    Condensed consolidated balance sheets as of December 27, 2003 and June 28, 2003................................3

                    Condensed consolidated statements of operations for the quarter and six months ended
                    December 27, 2003 and December 28, 2002........................................................................4

                    Condensed consolidated statements of cash flows for the six months ended
                    December 27, 2003 and December 28, 2002........................................................................5

                    Notes to condensed consolidated financial statements...........................................................6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...........................................................................................14

Item 3.       Quantitative and Qualitative Disclosures About Market Risk..........................................................23

Item 4.       Controls and Procedures.............................................................................................23

Part II.  Other Information

Item 1.       Legal Proceedings...................................................................................................25

Item 6.       Exhibits and Reports on Form 8-K....................................................................................25

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS  (Unaudited)

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

                                                                            December 27,                 June 28,
                                                                                2003                       2003
                                                                         --------------------      ---------------------
                               Assets                                       (Unaudited)

Current Assets:
     Cash and cash equivalents                                               $    9,386                $    38,221
     Short-term investments                                                      45,429                     50,035
     Accounts receivable, net                                                    45,721                     32,494
     Inventories                                                                 45,527                     32,317
     Prepaid expenses and other current assets                                    6,668                      5,122
                                                                             ----------------          -----------------
                           Total current assets                                 152,731                    158,189
Property, plant and equipment, net                                               20,266                     21,328
Goodwill, net                                                                     3,721                      3,721
Other assets                                                                     23,330                     22,576
                                                                             ----------------          -----------------
Total assets                                                                 $  200,048                $   205,814
                                                                             ================          =================
                 Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable                                                        $   16,193                $    22,105
     Accrued expenses                                                            11,256                     13,023
     Other current liabilities                                                    2,827                      1,984
                                                                             ----------------          -----------------
                           Total current liabilities                             30,276                     37,112
Other long-term liabilities                                                      11,628                     11,874
                                                                             ----------------          -----------------
Total liabilities                                                                41,904                     48,986
Commitments and contingencies
Stockholders' equity:
     Blank check preferred stock, no par value,
     1,000 shares authorized, none issued                                             -                          -

     Common stock, no par value, 100,000 shares
     authorized; 30,357 and 29,464 shares issued
     as of December 27, 2003 and June 28, 2003, respectively                    142,714                    141,109
     Paid-in capital                                                              8,611                      5,407
     Deferred stock-based compensation                                             (105)                      (190)
     Deferred share arrangement                                                     413                          -
     Retained earnings                                                           11,544                     15,070
     Accumulated other comprehensive loss                                             -                       (431)
                                                                             ----------------          -----------------
                                                                                163,177                    160,965
     Less: treasury stock, at cost, 1,599 and 1,543 shares as
        of December 27, 2003 and June 28, 2003, respectively                     (4,620)                    (4,137)

     Less: common stock held in trust, 331 shares as
        of December 27, 2003                                                       (413)                         -
                                                                             ----------------          -----------------
                           Total stockholders' equity                           158,144                    156,828
                                                                             ----------------          -----------------
Total liabilities and stockholders' equity                                   $  200,048                $   205,814
                                                                             ================          =================

See accompanying notes.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

                                        For the quarter ended                  For the six months ended
                                    -----------------------------           -----------------------------
                                    December 27,        December 28,        December 27,       December 28,
                                       2003                2002               2003                2002
                                    ---------           ---------           ---------           ---------
Net sales                           $  65,063           $  61,840           $ 122,464           $  92,022
Cost of products sold                  58,602              52,372             105,262              74,832
                                    ---------           ---------           ---------           ---------
Gross profit                            6,461               9,468              17,202              17,190
Selling expenses                        3,707               2,191               6,088               4,010
General and
     administrative expenses            5,538               5,270              11,496               9,547
Variable stock-based
     compensation expense                  48                  --               3,098                  --
Interest expense                          207                 146                 370                 824
Other expense  (income),
     net                                  288                (684)                180                (966)
                                    ---------           ---------           ---------           ---------
(Loss) income before
     income taxes                      (3,327)              2,545              (4,030)              3,775
(Benefit) provision for
     income taxes                        (416)                460                (504)                299
                                    ---------           ---------           ---------           ---------
Net (loss) income                   $  (2,911)          $   2,085           $  (3,526)          $   3,476
                                    =========           =========           =========           =========

Basic (loss) income per
     common share                   $   (0.10)          $    0.07           $   (0.12)          $    0.12
                                    =========           =========           =========           =========
Diluted (loss) income per
     common share                   $   (0.10)          $    0.07           $   (0.12)          $    0.12
                                    =========           =========           =========           =========

Weighted average
     common shares
     outstanding - basic               28,701              27,910              28,582              27,830
Dilutive effect of common
     stock options                         --               1,630                  --               1,593
                                    ---------           ---------           ---------           ---------
Weighted average
     common shares
     outstanding - diluted             28,701              29,540              28,582              29,423
                                    =========           =========           =========           =========

See accompanying notes.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

                                                                           For the six months ended
                                                                       --------------------------------
                                                                       December 27,        December 28,
                                                                           2003                2002
                                                                       ------------        ------------
Cash flows from operating activities:
Net (loss) income                                                      $  (3,526)          $   3,476
     Adjustments to reconcile net (loss) income to net cash
         used in operating activities:
     Depreciation and amortization                                         3,328               3,100
     Write-off of deferred finance costs                                      --                 303
     Loss related to available-for-sale investments                          916                  --
     Variable stock-based compensation expense                             3,098                  --
     Changes in operating assets and liabilities:
         Accounts receivable                                             (13,227)             (6,355)
         Inventories                                                     (13,210)            (11,855)
         Prepaid expenses and other current assets                        (1,546)                773
         Other assets                                                       (701)             (4,255)
         Accounts payable                                                 (5,912)              5,799
         Accrued expenses                                                 (1,765)              3,358
         Other current liabilities                                           843                 586
         Other liabilities                                                  (245)              1,106
                                                                       ---------           ---------
     Net cash used in operating activities                               (31,947)             (3,964)
                                                                       ---------           ---------
Cash flows from investing activities:
     Purchases of property, plant and equipment                           (2,130)             (2,484)
     Proceeds from sales of available-for-sale investments                 5,000                  --
     Purchases of available-for-sale investments                            (880)                 --
                                                                       ---------           ---------
     Net cash provided by (used in) investing activities                   1,990              (2,484)
                                                                       ---------           ---------
Cash flows from financing activities:
     Principal repayment of senior notes                                      --             (14,934)
     Net proceeds from issuance of common stock                            1,122                 542
                                                                       ---------           ---------
     Net cash provided by (used in) financing activities                   1,122             (14,392)
                                                                       ---------           ---------
     Net decrease in cash and cash equivalents                           (28,835)            (20,840)
Cash and cash equivalents at beginning of period                          38,221             103,868
                                                                       ---------           ---------
Cash and cash equivalents at end of period                             $   9,386           $  83,028
                                                                       =========           =========

See accompanying notes

                      CONCORD CAMERA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 27, 2003
                                   (Unaudited)

Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 27, 2003 ("Second Quarter Fiscal 2004") and the six months ended December 27, 2003 ("Fiscal 2004 YTD") are not necessarily indicative of the results that may be expected for the fiscal year ending July 3, 2004 ("Fiscal 2004"). For comparative purposes, the following prior periods have been defined as follows: quarter ended December 28, 2002 ("Second Quarter Fiscal 2003") and six months ended December 28, 2002 ("Fiscal 2003 YTD"). The balance sheet at June 28, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Concord Camera Corp., a New Jersey corporation, and its consolidated subsidiaries (collectively referred to as the "Company") manage their business on the basis of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 2003 ("Fiscal 2003").


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

Foreign Currency Transactions

The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, European Euro, British Pound Sterling, People's Republic of China Renminbi, Hong Kong Dollar and Japanese Yen. Although the U.S. Dollar is the functional currency for each of the Company's subsidiaries, certain net sales to customers and purchases of certain components and services are transacted in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. The translation from the applicable currencies to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains or losses resulting from foreign currency transactions and remeasurement are included in "Other expense (income), net" in the accompanying condensed consolidated statements of operations. Foreign currency (gains) of $(0.3) million and $(0.5) million were included in "Other expense (income), net" for the Second Quarter Fiscal 2004 and the Second Quarter Fiscal 2003, respectively. Foreign currency (gains) of $0 and $(0.4) million were included in "Other expense (income), net" for Fiscal 2004 YTD and Fiscal 2003 YTD, respectively.

Hedging Activities

As of December 27, 2003, the Company was not engaged in any hedging activities and there were no forward exchange contracts outstanding.

Investments

As of December 27, 2003, the Company's "Short-term investments", as classified in the accompanying condensed consolidated balance sheet, consisted of fixed income funds that invest in debt securities and are considered available-for-sale securities. Investments in marketable securities not classified as held-to-maturity or trading are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of comprehensive income
(loss) reported in the stockholders' equity section in the accompanying condensed consolidated balance sheet as of December 27, 2003 unless the loss is other than temporary, and then it would be recorded as an expense. Realized gains and losses, interest and dividends are classified as investment income in "Other expense (income), net" in the accompanying condensed consolidated statements of operations. The Company sold the remaining balance of the short-term investments on December 30, 2003 at a loss of $0.9 million. Therefore, as of the end of the Second Quarter Fiscal 2004, the Company recorded a $0.9 million loss as a result of the sale of its short-term investments. The loss on the short-term investments is included in "Other expense (income), net" in the accompanying condensed consolidated statements of operations. As of December 27, 2003, the carrying amount and fair value of the short-term investments were $45.4 million. Dividend income of $0.4 million and $0 related to the short-term investments was included in "Other expense (income), net" for the Second Quarter Fiscal 2004 and the Second Quarter Fiscal 2003, respectively. Dividend income of $0.9 million and $0 related to the short-term investments was included in "Other expense (income), net" for Fiscal 2004 YTD and Fiscal 2003 YTD, respectively. Investments held in deferred compensation rabbi trusts directed by participants are classified as trading and changes in the fair value of such investments are recorded in earnings. See "Comprehensive Income" below for further discussion of unrealized losses related to available-for-sale securities.

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123") as amended by SFAS No. 148, Accounting for Stock-Based Compensation and Disclosure, ("SFAS No. 148") the Company has elected to follow Accounting Principles Board Opinion ("APB Opinion") No. 25, Accounting for Stock Issued to Employees, ("APB No. 25") intrinsic value method and related interpretations in accounting for its employee stock-based transactions and has complied with the disclosure requirement of SFAS No. 148. Under APB No. 25, compensation expense is calculated at the time of option grant, based upon the difference between the exercise price of the option and the fair market value of the Company's no par value common stock ("Common Stock"). Compensation expense is recognized over the option's vesting period. No compensation expense for stock options is recognized for stock option awards granted at or above fair market value.

In fiscal 2002, the Company consummated an exchange offer for certain outstanding stock options and, as a result, is required to apply variable stock-based compensation accounting for the new options issued in the exchange until they are exercised, cancelled or expired. For the Second Quarter Fiscal 2004, the Company recorded $48 thousand of variable stock-based compensation expense in the condensed consolidated statements of operations. For Fiscal 2004 YTD, the Company recorded $3.1 million of variable stock-based compensation expense. For the Second Quarter Fiscal 2003 and Fiscal 2003 YTD, the Company did not record any variable stock-based compensation expense in the condensed consolidated statements of operations because the Common Stock price on December 28, 2002 was below the new repriced stock options' exercise price of $5.97. Because the determination of variable stock-based compensation expense or income associated with the repriced stock options is dependent upon the market price of the Common Stock at the end of the applicable reporting period, it is not possible to determine its future impact, either favorable or unfavorable, on the Company's consolidated financial statements for prospective reporting periods.

For purposes of pro forma disclosures under SFAS No. 123, as amended by SFAS No. 148, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. The following table illustrates the effect on net
(loss) income and (loss) income per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

                                                           For the quarter ended                  For the six months ended
                                                   ------------------------------------    ---------------------------------------
                                                    December 27,        December 28,        December 27,           December 28,
                                                        2003                2002                2003                   2002
                                                   ----------------    ----------------    ----------------       ----------------

Net (loss) income, as reported                       $     (2,911)       $        2,085     $       (3,526)       $        3,476
Add: variable stock-based compensation
       expense, net of related tax effects,
       included in the determination of net
       (loss) income as reported                               42                    --              2,711                    --
Deduct: total stock-based compensation
        expense determined under fair value
        based method for all awards, net of
        related tax effects                                  (353)                 (326)              (694)                 (769)
                                                     ------------        --------------     --------------        --------------
Pro forma net (loss) income                          $     (3,222)       $        1,759     $       (1,509)       $        2,707
                                                     ============        ==============     ==============        ==============

(Loss) income per share:
     Basic - as reported                             $      (0.10)       $         0.07     $        (0.12)       $         0.12
                                                     ============        ==============     ==============        ==============
     Basic - pro forma                               $      (0.11)       $         0.06     $        (0.05)       $         0.10
                                                     ============        ==============     ==============        ==============
     Diluted - as reported                           $      (0.10)       $         0.07     $        (0.12)       $         0.12
                                                     ============        ==============     ==============        ==============
     Diluted - pro forma                             $      (0.11)       $         0.06     $        (0.05)       $         0.09
                                                     ============        ==============     ==============        ==============


Income Taxes

The Company estimates its interim effective tax rate based upon its projected consolidated annual effective income tax rate. This rate is largely a function of the amounts of pre-tax income or loss attributed to both domestic and foreign operations, the application of their respective statutory tax rates and the anticipated utilization of available net operating loss carryforwards to reduce taxable income. During the Second Quarter Fiscal 2004 and Fiscal 2004 YTD, a significant portion of the Company's pre-tax loss was generated in Hong Kong, where the statutory tax rate is 8.75%.

As of December 27, 2003, management evaluated the Company's deferred tax assets. As part of assessing the realizability of its deferred tax assets, management evaluated whether it is more likely than not that some portion or all of its deferred tax assets will be realized. The realization of its U.S. and Hong Kong deferred tax assets relates directly to the Company's tax planning initiatives and strategies for U.S. federal and state tax purposes and Hong Kong purposes. As of December 27, 2003, based on all the available information, management determined that it is more likely than not that its U.S. and Hong Kong deferred tax assets will be fully realized. Accordingly, there was no valuation allowance recorded against its U.S. and Hong Kong deferred tax assets as of December 27, 2003.

The Company has recorded a full valuation allowance on deferred tax assets related to net operating loss carryforwards in certain European jurisdictions. This valuation allowance was based upon management's assessment as to their realizability. Based upon these European operations' ability to generate taxable income during Fiscal 2004, management anticipates utilizing most of these net operating loss carryforwards. As these European operations generate taxable income, the Company effectively reduces a portion of the valuation allowance based upon management's assessment of the ultimate realizability of the deferred tax assets.

Comprehensive Income

Comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, ("SFAS No. 130") includes net income (loss) adjusted for certain revenues, expenses, gains and losses that are excluded from net income (loss) under generally accepted accounting principles. Unrealized gains and losses related to the Company's available-for-sale investments are included as a component of "Accumulated other comprehensive loss" reported in the accompanying condensed consolidated balance sheet as of December 27, 2003. Such gains and losses are excluded from net income (loss). During the Second Quarter Fiscal 2004, the Company recorded a realized loss of $0.9 million related to its available-for-sale securities and reclassified an unrealized loss of $0.9 million into expense previously classified within "Accumulated other comprehensive loss" in the accompanying condensed consolidated balance sheet. The $0.9 million reclassification included $0.2 million of unrealized loss recorded in the Second Quarter Fiscal 2004. See "Investments" above for a further discussion of available-for-sale securities.

Income (Loss) Per Share

Basic and diluted income (loss) per share are calculated in accordance with SFAS No. 128, Earnings per Share, ("SFAS No. 128"). All applicable income (loss) per share amounts have been presented in conformity with SFAS No. 128 requirements. During the Second Quarter Fiscal 2004 and Fiscal 2004 YTD, the Company issued 112,316 and 505,679 shares of Common Stock, respectively, upon the exercise of stock options. In the Second Quarter Fiscal 2004 and Fiscal 2004 YTD, potentially dilutive securities were comprised of options to purchase 2,094,973 and 1,977,478 shares of Common Stock, respectively, that were not included in the calculation of diluted loss per share because their impact was antidilutive. In the Second Quarter Fiscal 2004 and Fiscal 2004 YTD, the weighted effect of the 331,011 shares deliverable under a deferred share arrangement was included in the denominator of both basic and diluted loss per share calculations. See
Note 8 - Deferred Share Arrangement.

Reclassifications

Certain amounts in the prior year have been reclassified to conform to the current year presentation.


Note 3 - Recently Issued Accounting Pronouncements:

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, ("SFAS No. 150"). The statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not have any financial instruments falling within the scope of this statement, therefore, no additional disclosures are required and SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, ("FASB Intepretation No. 46"). FASB Interpretation No. 46 requires consolidation of a variable interest entity if a company's variable interest absorbs a majority of the entity's expected losses or receives a majority of the entity's expected residual returns, or both. The Company does not believe it has any significant variable interest in variable interest entities. However, the Company will continue to evaluate the effect of adopting FASB Interpretation No. 46 on its consolidated financial statements.

Note 4 - Inventories:

Inventories consist of the following:
(in thousands)

                                                                  December 27,                June 28,
                                                                      2003                      2003
                                                              ---------------------     ---------------------

         Raw materials, components, and work-in-
         process                                                       $20,494                   $19,345

         Finished goods                                                 25,033                    12,972
                                                              ---------------------     ---------------------

         Total inventories                                             $45,527                   $32,317
                                                              =====================     =====================


Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market value and are determined on a first-in, first-out basis. Inventories include materials, labor, and manufacturing overhead costs. The Company establishes inventory provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technological developments or other economic factors.

During the Second Quarter Fiscal 2004, the Company recorded a pre-tax inventory provision of $2.6 million primarily attributable to lowering the carrying amount of finished goods related to a certain 3.0 megapixel charged-couple device ("CCD") digital camera to the estimated market value and to the write-off of certain components and raw materials related to the production of this and certain other digital cameras. For Fiscal 2004 YTD, the inventory provision had the effect of decreasing inventory by $2.6 million and increasing cost of products sold by $2.6 million.

During the quarter ended September 27, 2003 ("First Quarter Fiscal 2004"), the Company changed its method of applying manufacturing labor and overhead costs to inventory. Previously, the Company used the ratio of labor and overhead costs compared to material costs incurred during a twelve-month period to estimate labor and overhead costs to be applied to material costs in inventory at the end of the period. Under the new method, manufacturing labor and overhead costs are applied to inventory using a standard cost approach to estimate the costs incurred during the procurement and production processes.

The new standard cost approach was made possible by the Company's efforts to update its information systems and capture additional information related to its standard costs of manufacturing. Management believes the new method of applying manufacturing labor and overhead costs to inventories improves the matching of costs incurred to manufacture the product with their flow through the production process. Under APB Opinion No. 20, Accounting Changes, this accounting change is considered to be a change in accounting estimate inseparable from a change in accounting method. If the Company had not changed its method of applying manufacturing labor and overhead costs to inventory during the First Quarter Fiscal 2004, then cost of products sold and net loss in the Second Quarter Fiscal 2004 would have been $1.1 million and $1.0 million higher ($0.03 per share), respectively. Had the Company not changed its method of applying manufacturing labor and overhead costs to inventory, cost of products sold and net loss in Fiscal 2004 YTD would have been $2.3 million and $2.0 million lower ($0.07 per share), respectively.

Note 5 - Property, Plant and Equipment, Net

Property, plant and equipment, net are carried at cost less accumulated depreciation and amortization. Depreciation is computed by use of the straight-line method over the estimated useful lives of the respective assets. Small tools and accessories used in production in the Peoples' Republic of China ("PRC") are charged to operations when purchased. Leasehold costs and improvements are amortized on a straight-line basis over the term of their lease or their estimated useful lives, whichever is shorter.

During the Second Quarter Fiscal 2004, the Company reduced the carrying value of certain molds and tooling used in the production of certain digital cameras since the Company believes these products have a shortened product life due to market conditions and these specific molds and tooling do not have alternative production uses. The reduction in carrying value of the molds and tooling had the effect of decreasing property, plant and equipment, net by $0.5 million and increasing depreciation expense by $0.5 million, which is included in the cost of products sold. See Note 4 - Inventories.


Note 6 - Financing Facilities:

A Hong Kong subsidiary of the Company has an aggregate of approximately $26.0 million in borrowing capacity under various financing and revolving credit facilities. Certain of the revolving credit facilities are denominated in Hong Kong Dollars. Since 1983 the Hong Kong Dollar has been pegged to the United States Dollar. During the Second Quarter Fiscal 2004, the Company's Hong Kong subsidiary increased its overall borrowing capacity by $2.5 million. The revolving credit facilities are comprised of an Import Facility, a Packing Credit and Export Facility, and a Foreign Exchange Facility (collectively, the "Hong Kong Financing Facilities"). The Company guarantees the entire Hong Kong Financing Facilities. All the credit facilities are subject to certain financial ratios and covenants. The Hong Kong Financing Facilities bear interest at variable rates. At December 27, 2003, there were no amounts outstanding under the Hong Kong Financing Facilities.


Note 7 - Senior Notes:

On August 15, 2002, the Company repurchased its $15 million, 11% Senior Notes. The Company paid slightly below par to repurchase and cancel the Senior Notes. At the time of repurchase, the Company incurred $0.3 million of expenses associated with the write-off of deferred finance costs related to the Senior Notes, which was included in interest expense in the accompanying condensed consolidated statements of operations for the First Quarter Fiscal 2003.


Note 8 - Deferred Share Arrangement:

Pursuant to the Company's Deferred Delivery Plan and an election previously made thereunder, on July 14, 2003, the Company's Chairman, Chief Executive Officer and President ("Chairman") tendered 55,989 fully paid and owned shares of Common Stock to the Company in payment of the exercise price (the "Payment Shares") of his option to purchase 387,000 shares of Common Stock ("Delivery Plan Transaction"). With the approval of the Compensation Committee of the Company's Board of Directors, the Deferred Delivery Plan allows certain executive officers to elect to defer the gains on certain stock option exercises by deferring delivery of the "profit" shares to be received upon exercise. Upon the Delivery Plan Transaction, the 55,989 Payment Shares were classified as "Treasury stock" and recorded at a cost of $482,625. In exchange, 387,000 new shares of Common Stock were issued by the Company and classified as "Common stock" at a cost of $482,625 of which 55,989 shares were issued to the Chairman and 331,011 shares, the delivery of which was deferred by the Chairman, were issued to a rabbi trust. The 331,011 shares held in this rabbi trust have been recorded at a cost of $412,825 and are classified as "Common stock held in trust." The corresponding liability to the Chairman has been recorded at $412,825 and is classified as "Deferred share arrangement" in the stockholders' equity section of the condensed consolidated balance sheet.

Note 9 - Commitments and Contingencies:

Deferred Long-Term Compensation

On August 6, 2003, certain executive officers were awarded $1.9 million in the aggregate of contingent deferred compensation, which is not yet earned or vested, under the Company's Amended and Restated 2002 Long-Term Cash Incentive Plan (the "LTCIP") with respect to the Fiscal 2002-2003 performance period (the "Deferred LTCIP Awards"). The Deferred LTCIP Awards vest, so long as the executive continues to be employed by the Company, in three equal annual installments on August 6, 2004, 2005 and 2006, or immediately upon: (i) a change of control of the Company or (ii) the executive's death or disability. The Deferred LTCIP Award granted to the Chairman has substantially the same terms and conditions as the other Deferred LTCIP Awards. However, in addition to the events that will accelerate the vesting of the other Deferred LTCIP Awards, it provides for immediate vesting in the event of termination without cause, a constructive termination of employment without cause, or the non-renewal of his employment contract. The supplemental executive retirement plan and agreement ("SERP") adopted by the Company for the benefit of the Chairman ("the Chairman SERP") and the SERPs of other executives to whom Deferred LTCIP Awards were granted are being amended to include appropriate terms to govern the Deferred LTCIP Awards. Once the relevant SERPs have been amended, the Company will contribute the foregoing amounts to trusts established for the purpose of holding funds to satisfy the Company's obligations under the Deferred LTCIP Awards. The Company expenses the Deferred LTCIP Awards over the vesting period and the related liability as of December 27, 2003 is classified under "Other long-term liabilities" in the accompanying condensed consolidated balance sheet.

License and Royalty Agreements

On August 21, 2002, the Company entered into two Polaroid licensing agreements that provide for the exclusive (with the exception of products already released by Polaroid into the distribution chain), worldwide use by the Company of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of single use cameras and traditional film based cameras, including zoom cameras, and certain related accessories. The licenses do not include instant or digital cameras. Each license includes an initial term of three and a half years and may be renewed under the same economic terms at the Company's option, for an additional three-year period. Each license agreement provides for the payment by the Company of $3.0 million of minimum royalties, or $6.0 million in total, which will be fully credited against percentage royalties. The Company has recorded these agreements as royalty assets which are amortized based upon percentages applied to single use and traditional film based camera sales. Through August 2003, the Company has paid a total of $5.0 million, which represents $2.5 million for each license agreement, as partial payment of the minimum royalties. The Company has recorded the remaining $1.0 million future minimum royalty payments as a current liability.

Intellectual Property Claims

From time to time, the Company receives patent infringement claims which it analyzes and, if appropriate, may either take action to avoid infringement, settle the claim or negotiate a license. The Company has received notifications from three entities, one of which is a significant customer of the Company, alleging that certain of the Company's digital products infringe upon those entities' respective patents. The Company is analyzing the validity of the claims and is engaged in discussions with these parties to resolve their claims. The Company is also reviewing whether it can assert any claims against third parties for indemnity. The resolution of the claims may involve licensing and payments by the Company, the terms or amounts of which cannot be determined or reasonably estimated at this time.

Indemnification

The Company has an indemnification agreement with certain third parties to reimburse them for legal costs incurred by the parties in connection with the securities class action suit against the Company. There is no maximum limit with respect to the amount related to this indemnification. As of December 27, 2003, the Company had accrued $44 thousand related to such indemnification which is classified in "Accrued expenses" in the accompanying condensed consolidated balance sheet. See Note 10 - Litigation and Settlements below.


Note 10 - Litigation and Settlements:

In July 2002, a class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be shareholders of the Company. The Company filed a motion to dismiss the lawsuit on August 30, 2002, and in December 2002, the complaint was dismissed by the Court. In January 2003, an amended class action complaint (the "Amended Complaint") was filed adding certain of the Company's current and former directors as defendants. The lead plaintiffs in the Amended Complaint seek to act as representatives of a class consisting of all persons who purchased the Company's Common Stock (i) issued pursuant to the Company's September 26, 2000 secondary offering (the "Secondary Offering") or
(ii) during the period from September 26, 2000 through June 22, 2001, inclusive (the "Class Period"). The Amended Complaint asserts, among other things, that the Company made untrue statements of material fact and omitted to state material facts necessary to make statements made not misleading in the Registration Statement and Prospectus issued in connection with the Secondary Offering, in periodic reports it filed with the Securities and Exchange Commission ("SEC") and in press releases it made to the public regarding its operations and financial results. The allegations are centered around claims that the Company failed to disclose that the transaction with then customer, KB Gear Interactive, Inc. ("KB Gear"), was a highly risky transaction, claims that throughout the Class Period the Company failed to disclose that a large portion of its accounts receivable was represented by a delinquent and uncollectible balance due from then customer, KB Gear, and claims that such failures artificially inflated the price of the Common Stock. The Amended Complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The Company intends to vigorously defend the lawsuit and filed a motion to dismiss the Amended Complaint on April 18, 2003. Oral argument on the Company's motion to dismiss was heard by the Court on October 2, 2003. The lawsuit is in the earliest stage and discovery has not yet commenced. Although the Company believes this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained. On September 17, 2002, the Company was advised by the staff of the SEC that it is conducting an informal inquiry related to the matters asserted in the class action complaint. On October 15, 2002, the staff of Nasdaq requested certain information and materials related to the matters asserted in the class action complaint and as to matters related to the previously reported embezzlement of Company funds by a former employee, uncovered in April 2002. The Company has not received any further communication from the SEC or Nasdaq since it last responded in February 2003.

The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of our management, the resolution of such matters will not have a material adverse effect on its financial position or results of operations.

Note 11 - Related Party Transactions:

From May 1, 2002 through June 15, 2003, William J. Lloyd, who was a member of the Company's Board of Directors during that time, provided consulting services to the Company on an as needed basis in exchange for a $5,000 per month retainer and reimbursement of all reasonable business expenses. The Company accepted Mr. Lloyd's resignation from the Board of Directors, effective July 31, 2003, and the consulting relationship was terminated effective June 15, 2003. In connection with Mr. Lloyd's resignation, the Board approved an extension of the expiration dates of certain options held by Mr. Lloyd, and the continued vesting through January 2005 of 12,000 shares subject to one of his options. The modification of the options' terms resulted in $105,000 of compensation expense recorded in the First Quarter Fiscal 2004.

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the fiscal year ended June 28, 2003 ("Fiscal 2003") consolidated financial statements, and the related notes thereto, of Concord Camera Corp. and subsidiaries (collectively referred to as "Concord," the "Company," "we," "us," or "our"). Except for historical information contained herein, the matters discussed below are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to economic, governmental, political, competitive and technological factors affecting our operations, markets, products, prices and other factors discussed elsewhere in this report and other reports filed by us with the Securities and Exchange Commission ("SEC"). These factors may cause results to differ materially from the statements made in this report or otherwise made by or on our behalf.

                                    OVERVIEW

This overview should be read in conjunction with the overview in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for Fiscal 2003.

Our Second Quarter Fiscal 2004 results were significantly lower than expected for both sales and earnings. Sales were lower than expected due to the lower than anticipated sales of certain digital camera products coupled with lower than forecasted selling prices on certain of these products. In particular, sales were negatively impacted and lower than anticipated from a certain 3.0 megapixel CCD digital camera with an internal 3X optical zoom. In addition, we reduced the selling prices of several digital cameras to meet competition. Also, the market was more competitive than originally anticipated particularly in the
3.0 megapixel CCD zoom segment where certain competitors with well known brand names significantly lowered their prices during the holiday season.

Earnings were negatively impacted by three significant factors:

    1.  Lower sales.
    2. During this fiscal year's second quarter, certain product development was not completed within a reasonable enough time period to achieve low cost, high quality, high volume manufacturing and therefore resulted in inefficiencies and the negative absorption of labor and overhead, including incurring other unanticipated costs which resulted in a negative impact in both gross profits and margins. Also contributing to some extent to the inefficient and higher manufacturing costs were the delays in the delivery of certain key components.

    3. We incurred a $3.1 million charge with respect to certain inventory and tooling, primarily attributable to digital camera products, in particular the 3.0 megapixel CCD internal 3X optical zoom digital camera which significantly under performed expectations.

Typically, the third quarter of our fiscal year is our seasonally weakest related to sales and results. In addition, from a production and efficiency standpoint, the third quarter is the most challenging due to production restraints resulting from diminished capacity demand as a result of lower sales and production volumes.

For the rest of Fiscal 2004, we plan on introducing six (6) new digital cameras. Strategically we are committed to significantly growing our business and believe digital cameras represent a key component in that growth.



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

Inventories

Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market value and are determined on a first-in, first-out basis. Inventories include materials, labor, and manufacturing overhead costs. We establish inventory provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technological developments or other economic factors.

Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products, or there is a higher rate of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to reduce the carrying amount of our inventory resulting from lower of cost or market adjustments which could result in our gross profit being adversely affected. The obsolescence risk is more significant due to the shorter life cycles of digital products.

During the Second Quarter Fiscal 2004, the Company recorded a pre-tax inventory provision of $2.6 million primarily attributable to lowering the carrying amount of finished goods related to a certain 3.0 megapixel charged-couple device ("CCD") digital camera, to the estimated market value and to the write-off of certain components and raw materials related to the production of this and certain other digital cameras. For the Second Quarter Fiscal 2004 and Fiscal 2004 YTD, the inventory provision had the effect of decreasing inventory by $2.6 million and increasing cost of products sold by $2.6 million.

During the quarter ended September 27, 2003 ("First Quarter Fiscal 2004"), we changed our method of applying manufacturing labor and overhead costs to inventory. Previously, we used the ratio of labor and overhead costs compared to material costs incurred during a twelve-month period to estimate labor and overhead costs to be applied to material costs in inventory at the end of the period. Under the new method, manufacturing labor and overhead costs are applied to inventory using a standard cost approach to estimate the costs incurred during the procurement and production processes.

The new standard cost approach was made possible by our efforts to update our information systems and capture additional information related to our standard costs of manufacturing. Management believes the new method of applying manufacturing labor and overhead costs to inventories improves the matching of costs incurred to manufacture the products with their flow through the production process. Under APB Opinion No. 20, Accounting Changes, this accounting change is considered to be a change in accounting estimate inseparable from a change in accounting method. If the Company had not changed its method of applying manufacturing labor and overhead costs to inventory during the First Quarter Fiscal 2004, then cost of products sold and net loss in the Second Quarter Fiscal 2004 would have been $1.1 million and $1.0 million higher ($0.03 per share), respectively. Had the Company not changed its method of applying manufacturing labor and overhead costs to inventory, cost of products sold and net loss in Fiscal 2004 YTD would have been $2.3 million and $2.0 million lower ($0.07 per share), respectively. See Note 4 - Inventories in the Notes to Condensed Consolidated Financial Statements.

Income Taxes

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

Our estimation of annual pre-tax income or loss for each taxing jurisdiction is a significant factor in determining our anticipated annual effective income tax rate. If the actual pre-tax income or loss of any taxing jurisdiction differs materially from our estimate, then this difference could materially affect our anticipated annual effective income tax rate.

Sales Returns

A provision for sales returns is established based on historical trends in product returns. If future returns are higher than we predicted based on the historical data, our net sales could be adversely affected.

Impairment of Long-lived and Other Assets

Periodically, we review our long-lived assets for impairment. Assets we review for possible impairment include patents, goodwill, licensing and royalty agreements and certain property, plant and equipment. We will record an impairment loss when indications of impairment are present and where undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.

During the Second Quarter Fiscal 2004, we reduced the carrying value of certain molds and tooling used in the production of certain digital cameras since management believes these products have a shortened product life due to market conditions and these specific molds and tooling do not have alternative production uses. The reduction in carrying value of the molds and tooling had the effect of decreasing property, plant and equipment, net by $0.5 million, and increasing depreciation expense by $0.5 million, which is included in the cost of products sold.

We amortize royalty related assets based upon percentages applied to single use and traditional film based camera sales. These percentages of sales are derived from management's estimate of future sales volumes. Because judgment is required to estimate future sales volumes, the estimates are not necessarily indicative of the sales volumes that will be realized in the future. Accordingly, if actual sales volumes differ materially from our estimates, then this difference could materially affect the percentage used to amortize these assets.

Accounting for Litigation and Settlements

We are involved in various legal proceedings. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties and the possibility of governmental intervention. Management assesses the probability of loss for such contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. Management believes that any liability of ours that may arise as a result of currently pending legal proceedings will not have a material adverse effect on our financial condition taken as a whole.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 3 - Recently Issued Accounting Pronouncements in the Notes to Condensed Consolidated Financial Statements.


Results of Operations

Quarter Ended December 27, 2003 Compared to the Quarter Ended December 28, 2002

Net Sales

Net sales for the Second Quarter Fiscal 2004 were $65.1 million, an increase of $3.2 million, or 5.2%, as compared to net sales for the quarter ended December 28, 2002 ("Second Quarter Fiscal 2003"). The increase in sales was in large part due to new single use and traditional cameras sold in both our retail sales and distribution ("RSD") and design and manufacturing services ("DMS") businesses. Additionally, our net sales of digital cameras for the Second Quarter Fiscal 2004 were $29.5 million compared to $35.0 million for the same period last year, a decrease of $5.5 million or 15.7%. The decrease in digital sales was mainly attributable to decreased unit volume and intense competitive pricing pressure experienced during the recent holiday season. However, our average selling prices for digital cameras increased by over 30% compared to the Second Quarter Fiscal 2003 due to a significantly different product mix and features. The decline in digital sales was offset by an increase of $8.7 million in single use and traditional camera sales. RSD sales were $55.4 million for the second quarter this year, an increase of $7.1 million, or 14.7%, as compared to the Second Quarter Fiscal 2003, and accounted for 85.1% of total net sales. The growth in RSD net sales was mostly due to sales of Polaroid branded and other single use and traditional cameras, new customers and organic growth from existing customers. DMS net sales were $9.7 million for the Second Quarter Fiscal 2004, a decrease of $3.9 million, or 28.5%, as compared to the same period last year, and accounted for 14.9% of total net sales. The decline in DMS net sales was primarily attributable to a decrease in sales to certain customers which was offset, to some extent, by single use and digital camera sales to other customers.

RSD net sales of our operations in the United States, Latin America and Canada for the Second Quarter Fiscal 2004 were $37.5 million, an increase of $5.5 million, or 17.1%, as compared to the same quarter last year. The increase in RSD net sales was due to sales of Polaroid branded and other single use and traditional cameras to new and existing customers resulting in increased market penetration, new digital product sales and organic growth from existing customers due to sell through and new product introductions.

RSD net sales of our operations in the United Kingdom, Germany and France for the Second Quarter Fiscal 2004 were $16.9 million, an increase of $1.9 million, or 12.7%, as compared to the Second Quarter Fiscal 2003. This increase was primarily attributable to offering new digital products to new and existing customers.

Net sales of our operations in the People's Republic of China ("PRC") and Hong Kong for the Second Quarter Fiscal 2004 were $10.7 million, a decrease of $4.2 million, or 28.1%, as compared to the Second Quarter Fiscal 2003. The decrease was attributed primarily to decreased volume in our DMS business.

Gross Profit

Gross profit for the Second Quarter Fiscal 2004 was $6.5 million, or 9.9% of net sales, versus $9.5 million, or 15.3% of net sales in the same quarter last year. During the Second Quarter Fiscal 2004, gross profit was negatively affected by the $3.1 million pre-tax charge to cost of products sold related to the $2.6 million provision recorded for certain inventory and increased depreciation expense of $0.5 million for molds and tooling related to certain digital cameras. In addition, higher manufacturing costs resulting from production inefficiencies related to delays in completing the development of certain new digital camera products and, to some extent, delays in receiving certain component inventories contributed to the decrease in gross profit. If the Company had not changed its method of applying manufacturing labor and overhead costs to inventory during the First Quarter Fiscal 2004, then cost of products sold and net loss in the Second Quarter Fiscal 2004 would have been $1.1 million and $1.0 million higher ($0.03 per share), respectively. We continue to invest in new product engineering, design, and development, primarily focusing on digital technologies and products. Product engineering, design and development costs for the Second Quarter Fiscal 2004 and the Second Quarter Fiscal 2003, in dollars and as a percentage of net sales, were $2.5 million (3.8%) and $2.0 million (3.2%), respectively. For further discussion, see the discussion under the caption "Inventories" in the Critical Accounting Policies section above.

Operating Expenses

Selling expenses for the Second Quarter Fiscal 2004 were $3.7 million, or 5.7% of net sales. This compared to $2.2 million, or 3.5% of net sales, for the Second Quarter Fiscal 2003. The increase was primarily due to the cost of additional sales and marketing personnel, royalties related to the Polaroid brand licenses and higher variable costs including freight and handling, all of which are attributable to our sales growth.

General and administrative ("G&A") expenses for the Second Quarter Fiscal 2004 were $5.5 million, or 8.5% of net sales. This compared to $5.3 million, or 8.5% of net sales, for the Second Quarter Fiscal 2003. The increase in G&A expense was primarily due to increases in professional fees associated with installing an Enterprise Resource Planning ("ERP") system and costs of compliance with certain aspects of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), mostly offset by lower insurance and legal costs.

Variable stock-based compensation expense for the Second Quarter Fiscal 2004 was $48 thousand as compared to no expense in the same quarter last year because the Common Stock price on December 28, 2002 was below the repriced options' exercise price of $5.97. See Note 2 - Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

Interest Expense

Interest expense for the Second Quarter Fiscal 2004 was $0.2 million compared to $0.1 million in the Second Quarter Fiscal 2003.

Other Expense (Income), Net

Other expense (income), net was $0.3 million and $(0.7) million for the Second Quarter Fiscal 2004 and the Second Quarter Fiscal 2003, respectively. The decrease of $1.0 million is primarily due to the loss of $0.9 million we recorded as a result of the sale of certain short-term investments that occurred subsequent to the end of the quarter. Over the holding period of the short-term investments, we realized a net positive return of $0.6 million after giving effect to the dividend income received which more than offset the loss. See
Note 2 - Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

Income Taxes

The benefit for income taxes was $(0.4) million for the Second Quarter Fiscal 2004 compared to a provision of $0.5 million for the Second Quarter Fiscal 2003. We estimate our interim effective income tax rate based upon the projected consolidated annual effective income tax rate. In general, our annual effective income tax rate is largely a function of the amounts of pre-tax income or loss attributed to both domestic and foreign operations, the application of their respective statutory tax rates, and the utilization of available net operating loss carryforwards to reduce taxable income. See Note 2- Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

Net (Loss) Income

As a result of the matters described above, we incurred a net loss of $(2.9) million, or $(0.10) per share, for the Second Quarter Fiscal 2004 as compared to net income of $2.1 million, or $0.07 per diluted share, for the Second Quarter Fiscal 2003.



Results of Operations

Six Months Ended December 27, 2003 Compared to the Six Months Ended December 28, 2002

Net Sales

Net sales for the six months ended December 27, 2003 ("Fiscal 2004 YTD") were $122.5 million, an increase of $30.4 million, or 33.1%, as compared to net sales for the six months ended December 28, 2002 ("Fiscal 2003 YTD"). The increase in sales was in large part due to new single use and traditional cameras sold in both our RSD and DMS businesses. Additionally, our net sales of digital cameras for Fiscal 2004 YTD were $39.1 million compared to $42.3 million for the same period last year, a decrease of $3.2 million or 7.6%. The decrease in digital sales was mainly attributable to decreased unit volume and from intense competitive pricing pressure experienced during the recent holiday season. Our average selling prices for digital cameras increased by over 30% compared to Fiscal 2003 YTD due to a significantly different product mix and features. The decline in digital sales was offset by an increase of $33.6 million of single use and traditional camera sales. RSD sales were $97.8 million for Fiscal 2004 YTD, an increase of $23.6 million, or 31.8%, as compared to Fiscal 2003 YTD, and accounted for 79.8% of total net sales. The growth in RSD net sales was mostly due to sales of Polaroid branded single use and traditional cameras, new customers and organic growth from customers due to sell through and new product introductions. DMS net sales were $24.7 million in Fiscal 2004 YTD, an increase of $6.8 million, or 38.4%, as compared to the same period last year, and accounted for 20.2% of total net sales. The increase in DMS net sales was primarily attributable to sales of single use cameras.

RSD net sales of our operations in the United States, Latin America and Canada, for Fiscal 2004 YTD, were $69.4 million, an increase of $17.6 million, or 33.9%, as compared to the same period last year. The increase in RSD net sales was due to sales of Polaroid branded and other single use and traditional cameras to new and existing customers resulting in increased market penetration, new digital product sales and organic growth from existing customers due to sell through and new product introductions.

RSD net sales of our operations in the United Kingdom, Germany and France for Fiscal 2004 YTD were $26.5 million, an increase of $6.0 million, or 29.3%, as compared to Fiscal 2003 YTD. This increase was primarily attributable to offering new digital products to new and existing customers.

Net sales of our operations in the PRC and Hong Kong for Fiscal 2004 YTD were $26.6 million, an increase of $7.0 million, or 35.1%, as compared to Fiscal 2003 YTD. The increase was attributed primarily to growth in our DMS business.

Gross Profit

Gross profit for Fiscal 2004 YTD was $17.2 million, or 14.0% of net sales, versus $17.2 million, or 18.7% of net sales, in Fiscal 2003 YTD. During Fiscal 2004 YTD, gross profit was negatively affected by the $3.1 million pre-tax charge to cost of products sold related to the $2.6 million provision for certain inventory and increased depreciation expense of $0.5 million for molds and tooling related to certain digital cameras. In addition, higher manufacturing costs resulting from production inefficiencies related to delays in completing the development of certain new digital camera offerings and, to some extent, delays in receiving certain component inventories contributed to the decrease in gross profit, in dollars and as a percentage of sales. If the Company had not changed its method of applying manufacturing labor and overhead costs to inventory during the First Quarter Fiscal 2004, then cost of products sold and net loss in Fiscal 2004 YTD would have been $2.3 million and $2.0 million lower ($0.07 per share), respectively. The comparable prior year period included $0.8 million of additional air freight costs due to the West Coast dock worker labor dispute. We continue to invest in new product engineering, design, and development, primarily focusing on digital technologies and products. Product engineering, design and development costs for Fiscal 2004 YTD and Fiscal 2003 YTD, in dollars and as a percentage of net sales, were $5.0 million (4.1%) and $4.0 million (4.3%), respectively. For further discussion, see the discussion under the caption "Inventories" in the Critical Accounting Policies section above.

Operating Expenses

Selling expenses for Fiscal 2004 YTD were $6.1 million, or 5.0% of net sales. This compared to $4.0 million, or 4.4% of net sales for Fiscal 2003 YTD. The increase was primarily due to the cost of additional sales and marketing personnel, royalties related to the Polaroid brand licenses, and higher variable costs including freight and handling, all of which are attributable our sales growth.

G&A expenses for Fiscal 2004 YTD were $11.5 million, or 9.4% of net sales. This compared to $9.5 million, or 10.4% of net sales, for Fiscal 2003 YTD. The increase in G&A expenses was primarily due to increases in professional fees associated with installing an ERP system, costs of compliance with certain aspects of Sarbanes-Oxley, and additional costs associated with our growth. During Fiscal 2003 YTD, G&A expenses included a $0.5 million recovery from Polaroid Corporation resulting in a reduction of expenses.

Variable stock-based compensation expense for Fiscal 2004 YTD was $3.1 million because the Common Stock price on December 27, 2003 was above the repriced options' exercise price of $5.97, whereas there was no such expense in the same period last year because the Common Stock price on December 28, 2002 was below the repriced options' exercise price of $5.97. See Note 2 - Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

Interest Expense

Interest expense for Fiscal 2004 YTD was $0.4 million, compared to $0.8 million in the same period last year. The decrease of $0.4 million was attributable to the reduction in interest expense related to the repurchase of Senior Notes in August 2002 and the non-recurring write-off of deferred finance costs of $0.3 million recorded in Fiscal 2003 YTD. See Note 7 - Senior Notes in the Notes to Condensed Consolidated Financial Statements.

Other Expense (Income), Net

Other expense (income), net was $0.2 million and $(1.0) million for Fiscal 2004 YTD and Fiscal 2003 YTD, respectively. The decrease of $1.2 million related primarily to the loss of $0.9 million we recorded as a result of the sale of our short-term investments that occurred subsequent to the end of the quarter and lower foreign exchange gains compared to the same period last year. Over the holding period of the short-term investments, we realized a net positive return of $0.6 million after giving effect to the dividend income received which more than offset the loss. See Note 2 - Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

Income Taxes

The benefit for income taxes was $(0.5) million for Fiscal 2004 YTD compared to a provision of $0.3 million for Fiscal 2003 YTD. We estimate our interim effective income tax rate based upon the projected consolidated annual effective income tax rate. In general, our annual effective income tax rate is largely a function of the amounts of pre-tax income or loss attributed to both domestic and foreign operations, the application of their respective statutory tax rates, and the utilization of available net operating loss carryforwards to reduce taxable income. See Note 2 - Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

Net (Loss) Income

As a result of the matters described above, we incurred a net loss of $(3.5) million, or $(0.12) per share, for Fiscal 2004 YTD as compared to net income of $3.5 million, or $0.12 per diluted share, for Fiscal 2003 YTD.

Liquidity and Capital Resources

We are not aware of factors that are reasonably likely to adversely affect liquidity trends, other than those factors summarized under the caption "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2003. We do not have, nor do we engage in, transactions with any special purpose entities. We are not engaged in hedging activities and had no forward exchange contracts outstanding at December 27, 2003. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with accounting principles generally accepted in the United States, and are more fully discussed below.

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

Working Capital - At December 27, 2003, we had working capital of $122.5 million compared to $121.1 million at June 28, 2003, an increase of $1.4 million. The increase in working capital was primarily attributable to the seasonal increase in inventory and accounts receivable levels. The primary reasons for the increased accounts receivable, as compared to the same period last year, were increased sales, sales mix in the Second Quarter Fiscal 2004 which included a larger percentage of FOB sales that have shorter payment terms and sales peaked later in the Second Quarter Fiscal 2004 than in the Second Quarter Fiscal 2003.

Cash Used in Operations - Cash used in operations during Fiscal 2004 YTD was $31.9 million, which compared unfavorably to cash used in operations of $4.0 million for the comparable period during Fiscal 2003. The significant cash used in operating activities for Fiscal 2004 YTD was primarily attributable to a seasonal increase in inventory and accounts receivable levels combined with a decrease in accounts payable.

Cash Provided by (Used in) Investing Activities - Purchases of property, plant and equipment for Fiscal 2004 YTD and Fiscal 2003 YTD were $2.1 million and $2.5 million, respectively. We anticipate capital expenditures for Fiscal 2004 will increase substantially over Fiscal 2003 due to increased investments in plant and equipment at our manufacturing facilities in the PRC in anticipation of increased net sales in Fiscal 2004, as well as investment in a new ERP system for worldwide operations. The Fiscal 2004 YTD increase in cash provided by investing activities as compared to Fiscal 2003 YTD resulted from our having sold certain short-term investments during Fiscal 2004 YTD.

Cash Provided by (Used in) Financing Activities - Cash provided by financing activities for Fiscal 2004 YTD was $1.1 million. This resulted from proceeds received from the exercise of stock options. Cash used in financing activities for Fiscal 2003 YTD was $14.4 million, which was primarily attributable to the repurchase of Senior Notes partially offset by proceeds from the exercise of stock options and warrants.

Operating Leases - We enter into operating leases in the ordinary course of business (e.g., warehouse facilities, office space and equipment) where the economic profile is favorable. The effects of outstanding leases are not material to us in terms of either annual cash flow or total future minimum payments.

Purchase Commitments - As part of the ordinary course of our business, we enter into and have purchase commitments for materials, supplies, services, and property, plant and equipment. In the aggregate, such commitments are not at prices in excess of current market and typically do not exceed one year.

Other Contractual Obligations - We do not have any material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. See Hong Kong Financing Facilities below for additional information about our financial guarantees. See Note 9 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

Hong Kong Financing Facilities - Our Hong Kong subsidiary has an aggregate of approximately $26.0 million in borrowing capacity under various financing and revolving credit facilities. Certain of the revolving credit facilities are denominated in Hong Kong Dollars. Since 1983 the Hong Kong Dollar has been pegged to the United States Dollar. During the Second Quarter Fiscal 2004, our Hong Kong subsidiary increased its overall borrowing capacity by $2.5 million. The revolving credit facilities are comprised of an Import Facility, a Packing Credit and Export Facility and a Foreign Exchange Facility (collectively, the "Hong Kong Financing Facilities"). We guarantee the entire Hong Kong Financing Facilities. All credit facilities are subject to certain financial ratios and covenants. The Hong Kong Financing Facilities bear interest at variable rates. At December 27, 2003, there were no amounts outstanding under the Hong Kong Financing Facilities.

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

Senior Notes - See Note 7 - Senior Notes in the Notes to Condensed Consolidated Financial Statements.

License Agreements - See Note 9 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

Intellectual Property Claims - See Note 9 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

Significant Customers

Sales to our three largest customers comprised a significant portion of our total net sales for the Second Quarter Fiscal 2004 and Fiscal 2004 YTD. The loss of any one of these customers or significantly reduced sales to any one of these customers could have a material adverse impact on results of operations. For further information, see our Annual Report on Form 10-K for Fiscal 2003.

Outlook

For the third quarter of fiscal 2004, we anticipate net sales in the approximate range of $30 to $35 million and a net loss in the approximate range of $(3.0) to $(4.0) million, or $(0.10) to $(0.14) per share, before non-cash variable stock option expense or income.

Because net income or loss computed in accordance with accounting principles generally accepted in the United States requires the inclusion of non-cash variable stock option expense or income which is dependent on the market price of our Common Stock rather than directly linked to our operating performance, we use net income or loss before non-cash variable stock option expense or income to monitor our operating performance. We believe that the presentation of our guidance in this manner provides useful information to investors regarding our anticipated results of operations and financial condition. In addition, when giving guidance, we estimate net income or loss and earnings per share before non-cash variable stock option expense or income because it is not possible to forecast future stock prices and therefore, we can not predict the effect, either favorable or unfavorable, on our results of operations and financial condition due to the impact of non-cash variable stock option expense or income.

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

Forward-Looking Statements

The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as: "estimates," "projects," "anticipates," "expects," "intends," "believes," "plans," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors. For a discussion of some of the factors that could cause actual results to differ, see the discussion under "Risk Factors" contained in our most recent Annual Report filed with the SEC on Form 10-K for Fiscal 2003 and subsequently filed reports. We wish to caution the reader that these forward-looking statements, such as statements regarding the development of our business, our anticipated revenues or capital expenditures, projected profits and other statements contained in this report regarding matters that are not historical facts, are only estimates or predictions. No assurance can be given that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. In particular, anticipated revenues could be adversely affected by production difficulties or economic conditions negatively affecting the market for our products. Obtaining the results expected from the introduction of our new products will require timely completion of development, successful ramp-up of full-scale production on a timely basis and customer and consumer acceptance of those products. In addition, our DMS agreements require an ability to meet high quality and performance standards, to successfully implement production at greatly increased volumes and to sustain production at greatly increased volumes, as to all of which there can be no assurance. There also can be no assurance that products under development will be successfully developed or that once developed such products will be commercially successful. Any forward-looking statements contained in this report represent our estimates only as of the date of this report, or as of such earlier dates as are indicated herein, and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.


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

At December 27, 2003, our exposure to changes in interest rates was minimal, since we had no long-term or short-term debt outstanding. Since we have no debt outstanding, we do not deem interest rate risk to be significant or material to our financial position or results of operations. We do not presently use derivative instruments to adjust our interest rate risk profile. We do not utilize financial instruments for trading or speculative purposes, nor do we utilize leveraged financial instruments.

Although the U.S. Dollar is the functional currency for each of our subsidiaries, certain net sales to customers and purchases of certain components and services are transacted in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. The impact of foreign exchange transactions is reflected in our statements of operations. As of December 27, 2003, we were not engaged in any hedging activities and we had no forward exchange contracts outstanding. We continue to analyze the benefits and costs associated with hedging against foreign currency fluctuations.

Item 4. CONTROLS AND PROCEDURES

CEO and CFO Certifications. The certifications of the CEO and the CFO required by Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the "Certifications") are filed as exhibits to this report. This section of the report contains the information concerning the evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) ("Disclosure Controls") and changes to internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) ("Internal Controls") referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

Limitations on the Effectiveness of Controls. Our management, including the principal executive officer and principal financial officer, does not expect that our Disclosure Controls or Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in any and all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Further, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Changes in Internal Controls. There was no change in our Internal Controls during the Second Quarter Fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our Internal Controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 - Litigation and Settlements in the Notes to Condensed Consolidated Financial Statements.



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

   3.2      Restated By-Laws, as amended through January 21, 2004            Filed herewith.

   10.1     Letter agreement between The Hongkong and                        Filed herewith.
            Shanghai Banking Corporation Limited and
            Concord HK, dated as of November 7, 2003,
            relating to the provision of certain banking
            facilities and the guarantee of same by Concord
            Camera Corp.

   10.2     Long Term Incentive Plan Commencing Fiscal                       Filed herewith.
            2004, and 2004-2006 Performance Criteria

   31.1     Certification of Chief Executive Officer                         Filed herewith.
            pursuant to Rule 13a-14(a)/15d-14(a)

   31.2     Certification of Chief Financial Officer                         Filed herewith.
            pursuant to Rule 13a-14(a)/15d-14(a)

   32.1     Certification of Chief Executive Officer                         Filed herewith.
            pursuant to 18 U.S.C.ss.1350

   32.2     Certification of Chief Financial Officer                         Filed herewith.
            pursuant to 18 U.S.C.ss.1350



(b)      Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter ended December 27, 2003.

                                S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 CONCORD CAMERA CORP.
                                                --------------------------
                                                      (Registrant)


DATE: February 10, 2004                     By: /s/  Richard M. Finkbeiner
                                                --------------------------
                                                        (Signature)
                                                Richard M. Finkbeiner
                                                Senior Vice President and Chief
                                                Financial Officer
                                                DULY AUTHORIZED AND PRINCIPAL
                                                FINANCIAL OFFICER