Form 10-Q
period 2004-03-27
CONCORD CAMERA CORP
filed 2004-05-17
CIK 831861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 27, 2004
                                        --------------
                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _________ to ___________

                         Commission file number 0-17038
                                                -------

                              Concord Camera Corp.
                               -------------------
             (Exact name of registrant as specified in its charter)

               New Jersey                                 13-3152196
     -------------------------------                 ---------------------
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

       Common Stock, no par value - 28,924,637 shares as of April 30, 2004

                                      Index

                      Concord Camera Corp. and Subsidiaries

Part I.  Financial Information                                                                                              Page No.
                                                                                                                            --------
Item 1.   Financial Statements

                    Condensed consolidated balance sheets as of March 27, 2004 (Unaudited) and June 28, 2003.......................3

                    Condensed consolidated statements of operations (Unaudited) for the quarter and nine months ended
                    March 27, 2004 and March 29, 2003..............................................................................4

                    Condensed consolidated statements of cash flows (Unaudited)
                    for the nine months ended March 27, 2004 and March 29, 2003....................................................5

                    Notes to condensed consolidated financial statements...........................................................6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...........................................................................................14

Item 3.       Quantitative and Qualitative Disclosures About Market Risk..........................................................26

Item 4.       Controls and Procedures.............................................................................................26

Part II.  Other Information

Item 1.       Legal Proceedings...................................................................................................27

Item 4.       Submission of Matters to a Vote of Security Holders.................................................................27

Item 6.       Exhibits and Reports on Form 8-K....................................................................................27

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS  (Unaudited)

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

                                                                 March 27,       June 28,
                                                                   2004            2003
                                                                -----------     ----------
                                Assets                          (Unaudited)
Current Assets:
     Cash and cash equivalents                                    $  62,290      $  38,221
     Short-term investments                                               -         50,035
     Accounts receivable, net                                        21,138         32,494
     Inventories                                                     43,776         32,317
     Prepaid expenses and other current assets                        6,659          5,122
                                                                  ---------      ---------
                           Total current assets                     133,863        158,189
Property, plant and equipment, net                                   20,089         21,328
Goodwill, net                                                         3,721          3,721
Other assets, net                                                    18,557         22,576
                                                                  ---------      ---------
Total assets                                                      $ 176,230      $ 205,814
                                                                  =========      =========
                 Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable                                             $  12,634      $  22,105
     Accrued expenses                                                12,991         13,023
     Other current liabilities                                        2,110          1,984
                                                                  ---------      ---------
                           Total current liabilities                 27,735         37,112
Other long-term liabilities                                          11,495         11,874
                                                                  ---------      ---------
Total liabilities                                                    39,230         48,986
Commitments and contingencies
Stockholders' equity:
     Blank check preferred stock, no par value,
         1,000 shares authorized, none issued                             -              -

     Common stock, no par value, 100,000 shares
         authorized; 30,410 and 29,464 shares issued
         as of March 27, 2004 and June 28, 2003, respectively       142,824        141,109
     Paid-in capital                                                  4,911          5,407
     Deferred stock-based compensation                                  (63)          (190)
     Deferred share arrangement                                         413              -
     Retained (deficit) earnings                                     (6,052)        15,070
     Accumulated other comprehensive loss                                 -           (431)
                                                                  ---------      ---------
                                                                    142,033        160,965
     Less: treasury stock, at cost, 1,599 and 1,543 shares as
            of March 27, 2004 and June 28, 2003, respectively        (4,620)        (4,137)

        Less: common stock held in trust, 331 shares as
            of March 27, 2004                                          (413)             -
                                                                  ---------      ---------
                Total stockholders' equity                          137,000        156,828
                                                                  ---------      ---------
Total liabilities and stockholders' equity                        $ 176,230      $ 205,814
                                                                  =========      =========

See accompanying notes.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

                                         For the quarter ended                        For the nine months ended
                                    ------------------------------               ----------------------------------
                                    March 27,            March 29,               March 27,                March 29,
                                      2004                2003                     2004                     2003
                                    ---------           ---------                ---------                ---------
Net sales                           $  28,280           $  36,246                $ 150,744                $ 128,268
Cost of products sold                  33,952              27,854                  139,214                  102,686
                                    ---------           ---------                ---------                ---------
Gross (deficit) profit                 (5,672)              8,392                   11,530                   25,582
Selling expenses                        3,234               1,886                    9,322                    5,896
General and administrative
     expenses                           7,211               5,367                   18,737                   14,914
Variable stock-based
     compensation income               (3,700)                  -                     (601)                       -
Interest expense                          124                 206                      494                    1,030
Other income,
     net                                 (688)               (464)                    (539)                  (1,429)
                                    ---------           ---------                ---------                ---------
(Loss) income before                  (11,853)              1,397                  (15,883)                   5,171
     income taxes
Provision for
     income taxes                       5,743                 140                    5,239                      438
                                    ---------           ---------                ---------                ---------
Net (loss) income                   $ (17,596)          $   1,257                $ (21,122)               $   4,733
                                    =========           =========                =========                =========

Basic (loss) income per
     common share                   $   (0.61)          $    0.05                $   (0.74)               $    0.17
                                    =========           =========                =========                =========
Diluted (loss) income per
     common share                   $   (0.61)          $    0.04                $   (0.74)               $    0.16
                                    =========           =========                =========                =========
Weighted average
     common shares
     outstanding - basic               28,774              27,915                   28,642                   27,858
Dilutive effect of common
     stock options                          -               1,627                        -                    1,561
                                    ---------           ---------                ---------                ---------
Weighted average
     common shares
     outstanding - diluted             28,774              29,542                   28,642                   29,419
                                    =========           =========                =========                =========

See accompanying notes.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

                                                                        For the nine months ended
                                                                       ----------------------------
                                                                       March 27,           March 29,
                                                                         2004                 2003
                                                                       ---------           ---------
Cash flows from operating activities:
Net (loss) income                                                      $ (21,122)          $   4,733
     Adjustments to reconcile net (loss) income to net cash
         used in operating activities:
     Increase in deferred tax valuation allowance                          7,153                   -
     Depreciation and amortization                                         5,218               4,636
     Write-off of deferred finance costs                                       -                 303
        Loss related to available-for-sale investments                       916                   -
     Variable stock-based compensation income                               (601)                  -
     Reversal of net accrued product costs                                     -              (2,234)
     Changes in operating assets and liabilities:
         Accounts receivable                                              11,356               3,632
         Inventories                                                     (11,459)            (11,870)
         Prepaid expenses and other current assets                        (1,537)              1,246
         Other assets                                                     (3,038)             (5,077)
         Accounts payable                                                 (9,471)              2,896
         Accrued expenses                                                    (33)               (893)
         Other current liabilities                                           126                  30
         Other liabilities                                                  (378)                842
                                                                       ---------           ---------
     Net cash used in operating activities                               (22,870)             (1,756)
                                                                       ---------           ---------
Cash flows from investing activities:
     Purchases of property, plant and equipment                           (3,842)             (3,899)
     Proceeds from sales of available-for-sale investments                50,429                   -
     Purchases of available-for-sale investments                            (880)            (50,008)
                                                                       ---------           ---------
     Net cash provided by (used in) investing activities                  45,707             (53,907)
                                                                       ---------           ---------
Cash flows from financing activities:
        Principal repayment of senior notes                                    -             (14,934)
        Net proceeds from issuance of common stock                         1,232                 545
                                                                       ---------           ---------
        Net cash provided by (used in) financing activities                1,232             (14,389)
                                                                       ---------           ---------
        Net increase (decrease) in cash and cash equivalents              24,069             (70,052)
Cash and cash equivalents at beginning of period                          38,221             103,868
                                                                       ---------           ---------
Cash and cash equivalents at end of period                             $  62,290           $  33,816
                                                                       =========           =========

See accompanying notes.

                      CONCORD CAMERA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 27, 2004
                                   (Unaudited)
Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 27, 2004 ("Third Quarter Fiscal 2004") and the nine months ended March 27, 2004 ("Fiscal 2004 YTD") are not necessarily indicative of the results that may be expected for the fiscal year ending July 3, 2004 ("Fiscal 2004"). For comparative purposes, the following prior periods have been defined as follows: quarter ended March 29, 2003 ("Third Quarter Fiscal 2003") and nine months ended March 29, 2003 ("Fiscal 2003 YTD"). The balance sheet at June 28, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Concord Camera Corp., a New Jersey corporation, and its consolidated subsidiaries (collectively referred to as the "Company") manage their business on the basis of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 2003 ("Fiscal 2003").


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

Revenue Recognition

Revenues are recognized when title and risk of loss are transferred to the customer, which is generally when the product is shipped. Revenues are recorded net of anticipated returns which the Company estimates based on historical rates of return, adjusted for current events as appropriate, in accordance with Statement of Financial Accounting Standard ("SFAS") No. 48, Revenue Recognition When Right of Return Exists. Revenues are also recorded net of certain allowances provided to customers, including those related to advertising, discounts, and other promotions, in accordance with Emerging Issues Task Force ("EITF") Issue No. 01-09, Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products).

During the Third Quarter Fiscal 2004, the Company changed its estimate of anticipated returns for previously recorded sales which had an impact of reducing "Net sales" in the accompanying Condensed Consolidated Statement of Operations by $0.7 million and increasing net loss by $(0.2) million, or $(0.01) per share.

Foreign Currency Transactions

The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, European Euro, British Pound Sterling, People's Republic of China Renminbi, Hong Kong Dollar and Japanese Yen. Although the U.S. Dollar is the functional currency for each of the Company's subsidiaries, certain net sales to customers and purchases of certain components and services are transacted in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. The translation from the applicable currencies to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains or losses resulting from foreign currency transactions and remeasurement are included in "Other income, net" in the accompanying condensed consolidated statements of operations. Foreign currency gains of $0.6 million and $0.3 million were included in "Other income, net" for the Third Quarter Fiscal 2004 and the Third Quarter Fiscal 2003, respectively. Foreign currency gains of $0.6 million and $0.7 million were included in "Other income, net" for Fiscal 2004 YTD and Fiscal 2003 YTD, respectively.

Hedging Activities

As of March 27, 2004, the Company was not engaged in any hedging activities and there were no forward exchange contracts outstanding.

Investments

As of March 27, 2004, the Company did not have any investments classified as "Short-term investments" in the accompanying condensed consolidated balance sheet. As of June 28, 2003, the Company's "Short-term investments" as classified in the accompanying condensed consolidated balance sheet consisted of fixed income funds that invest in debt securities and are considered available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss reported in the stockholders' equity section in the accompanying condensed consolidated balance sheet as of June 28, 2003, unless the loss is other than temporary, and then it is recorded as an expense. Realized gains and losses, interest and dividends are classified as investment income in "Other income, net" in the accompanying condensed consolidated statements of operations. The Company sold the remaining balance of the short-term investments on December 30, 2003 at a loss of $0.9 million. Therefore, during the quarter ended December 27, 2003 ("Second Quarter Fiscal 2004"), the Company recorded a $0.9 million loss as a result of the sale of its short-term investments. The loss on the short-term investments is included in "Other income, net" in the accompanying condensed consolidated statements of operations. Dividend income of $0 million and $0.2 million related to the short-term investments was included in "Other income, net" for the Third Quarter Fiscal 2004 and the Third Quarter Fiscal 2003, respectively. Dividend income of $0.9 million and $0.2 million related to the short-term investments was included in "Other income, net" for Fiscal 2004 YTD and Fiscal 2003 YTD, respectively. See "Comprehensive Income" below for further discussion of unrealized losses related to available-for-sale securities. Investments held in deferred compensation rabbi trusts directed by participants are classified as trading and changes in the fair value of such investments are recorded in earnings.

Stock-Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123") as amended by SFAS No. 148, Accounting for Stock-Based Compensation and Disclosure, ("SFAS No. 148") the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB No. 25") intrinsic value method and related interpretations in accounting for its employee stock-based transactions and has complied with the disclosure requirements of SFAS No. 148. Under APB No. 25, compensation expense is calculated at the time of option grant, based upon the difference between the exercise price of the option and the fair market value of the Company's no par value common stock ("Common Stock"). Compensation expense is recognized over the option's vesting period. No compensation expense for stock options is recognized for stock option awards granted at or above fair market value.

In fiscal 2002, the Company consummated an exchange offer for certain outstanding stock options and, as a result, is required to apply variable stock-based compensation accounting for the new options issued in the exchange until they are exercised, cancelled or expired. During the Third Quarter Fiscal 2004, the Company recorded $3.7 million of variable stock-based compensation income in the condensed consolidated statements of operations. During Fiscal 2004 YTD, the Company recorded $0.6 million of variable stock-based compensation income. For the Third Quarter Fiscal 2003 and Fiscal 2003 YTD, the Company did not record any variable stock-based compensation expense in the condensed consolidated statements of operations because the Common Stock price on March 29, 2003 was below the new repriced stock options' exercise price of $5.97. Because the determination of variable stock-based compensation expense or income associated with the repriced stock options is dependent upon the market price of the Common Stock at the end of the applicable reporting period, it is not possible to determine its future impact, either favorable or unfavorable, on the Company's consolidated financial statements for prospective reporting periods. The Company considers all of its variable stock-based compensation expense or income as a component of general and administrative expenses.

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

                                                      For the quarter ended                    For the nine months ended
                                                -------------------------------------    ---------------------------------------
                                                 March 27,              March 29,           March 27,              March 29,
                                                   2004                   2003                2004                   2003
                                                --------------       ----------------    ----------------       ----------------

Net (loss) income, as reported                  $  (17,596)          $      1,257         $    (21,122)        $      4,733
Add:  variable stock-based compensation
       income, net of related tax effects,
       included in the determination of net
       (loss) income as reported                    (3,700)                     -                 (601)                   -
Deduct:  total stock-based compensation
        expense determined under fair value
        based method for all awards, net of
        related tax effects                           (309)                  (586)              (1,096)              (1,360)
                                                 ----------------     ----------------     ----------------     ----------------
Pro forma net (loss) income                     $  (21,605)          $        671         $    (22,819)        $      3,373
                                                 ================     ================     ================     ================

(Loss) income per common share:
     Basic - as reported                        $    (0.61)          $      0.05          $     (0.74)         $      0.17
                                                 ================     ================     ================     ================
     Basic - pro forma                          $    (0.75)          $      0.02          $     (0.80)         $      0.12
                                                 ================     ================     ================     ================
     Diluted - as reported                      $    (0.61)          $      0.04          $     (0.74)         $      0.16
                                                 ================     ================     ================     ================
     Diluted - pro forma                        $    (0.75)          $      0.02          $     (0.80)         $      0.12
                                                 ================     ================     ================     ================

Income Taxes

As of March 27, 2004, management evaluated the Company's deferred tax assets. As part of assessing the realizability of its deferred tax assets, management evaluated whether it is more likely than not that some portion or all of its deferred tax assets will be realized. The realization of its U.S. and Hong Kong deferred tax assets relates directly to the Company's tax planning initiatives and strategies for U.S. federal and state and Hong Kong tax purposes. The Company recorded income tax expense of $5.7 million and $5.2 million for the quarter and nine months ended March 27, 2004, respectively compared to $0.1 million and $0.4 million for the quarter and nine months ended March 29, 2003, respectively. The increase in income tax expense in both the quarter and nine months ended March 27, 2004 is primarily due to an adjustment to record a deferred tax asset valuation allowance of $7.2 million. This adjustment reflected a change in circumstances which resulted in a judgment that, based on the provisions in SFAS 109 that restrict the Company's ability to consider forecasts of future income on tax planning strategies and the effects of the current results and business environment, amounts of deferred tax assets relating to the United States, Europe and Hong Kong, may not be realized. The change in circumstances arises from an assessment of current economic climate, particularly the continuance of competitive pricing pressures in the industry, that have provided negative evidence about the Company's ability to realize certain deferred tax assets. The Company will reverse its valuation allowance into income when and to the extent sufficient positive evidence arises to support the realization of the related deferred tax assets.

The Company estimates its interim effective tax rate before consideration of a valuation allowance based upon its projected consolidated annual effective income tax rate. This rate is largely a function of the amounts of pre-tax income or loss attributed to both domestic and foreign operations, the application of their respective statutory tax rates and the anticipated utilization of available net operating loss carryforwards to reduce taxable income. A significant portion of the Company's pre-tax loss was generated in Hong Kong, where the statutory tax rate is 8.75%.

Comprehensive Income

Comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, ("SFAS No. 130") includes net (loss) income adjusted for certain revenues, expenses, gains and losses that are excluded from net (loss) income under accounting principles generally accepted in the U.S. Unrealized gains and losses related to the Company's available-for-sale investments are included as a component of "Accumulated other comprehensive loss" reported in the accompanying condensed consolidated balance sheet as of June 28, 2003. Such gains and losses are excluded from net income (loss). During the Second Quarter Fiscal 2004, the Company recorded a realized loss of $0.9 million related to its available-for-sale securities by reclassifying to expense an unrealized loss of $0.9 million previously classified within "Accumulated other comprehensive loss" in the accompanying condensed consolidated balance sheet. See "Investments" above for a further discussion of available-for-sale securities.

(Loss) Income Per Share

Basic and diluted income (loss) per share are calculated in accordance with SFAS No. 128, Earnings per Share, ("SFAS No. 128"). All applicable income (loss) per share amounts have been presented in conformity with SFAS No. 128 requirements. During the Third Quarter Fiscal 2004 and Fiscal 2004 YTD, the Company issued 53,499 and 946,178 shares of Common Stock, respectively, upon the exercise of stock options. In Fiscal 2004 YTD, the delivery of 331,011 of the shares issued under the Company's Deferred Delivery Plan was deferred but the weighted average effect of those shares was included in the denominator of both basic and diluted loss per share calculations for the Third Quarter Fiscal 2004 and Fiscal 2004 YTD. See Note 7 - Deferred Share Arrangement. In the Third Quarter Fiscal 2004 and Fiscal 2004 YTD, potentially dilutive securities were comprised of options to purchase 1,288,612 and 1,773,395 shares of Common Stock, respectively, that were not included in the calculation of diluted loss per share because their impact was antidilutive.

Reclassifications

Certain amounts in the prior year have been reclassified to conform to the current year presentation.


Note 3 - Recently Issued Accounting Pronouncements:

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, ("SFAS No. 150"). The statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not have any financial instruments falling within the scope of this statement, therefore, no additional disclosures are required and the adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities as revised in December 2003, ("FASB Interpretation No. 46-Revised"). FASB Interpretation No. 46-Revised requires consolidation of a variable interest entity if a company's variable interest absorbs a majority of the entity's expected losses or receives a majority of the entity's expected residual returns, or both. The Company does not have any significant interest in any variable interest entities, therefore, the adoption of FASB Interpretation No. 46-Revised did not have a material impact on the Company's consolidated financial statements.

In January 2003, the Emerging Issues Task Force ("EITF") of the FASB issued EITF No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 establishes the criteria for recognizing revenue in arrangements where multiple deliverables exist in one agreement. EITF 00-21 requires each deliverable in an arrangement with multiple deliverables have a determinable fair value to the customer on a standalone basis to allow revenue recognition prior to the delivery of all deliverables relating to the arrangement. EITF 00-21 also provides guidance on allocating the total arrangement revenue to the individual deliverables. The adoption of EITF 00-21 did not have a material impact on the Company's consolidated financial statements.


Note 4 - Inventories:

Inventories consist of the following:
(in thousands)

                                                                   March 27,                  June 28,
                                                                      2004                      2003
                                                              ---------------------     ---------------------
         Raw materials, components, and work-in-
         process                                                       $19,405                   $19,345

         Finished goods                                                 24,371                    12,972
                                                              ---------------------     ---------------------

         Total inventories                                             $43,776                   $32,317
                                                              =====================     =====================

Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market value and are determined on a first-in, first-out basis. Inventories include materials, labor, and manufacturing overhead costs. The Company establishes inventory provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technological developments or other market and economic factors.

During the Third Quarter Fiscal 2004, the Company recorded an inventory related pre-tax charge of $6.8 million primarily attributable to recent price declines in the digital camera market, increased competitive pricing pressures and excess customer inventory levels which have negatively impacted the value of its digital camera and component inventory. The Company reduced the carrying value of certain digital camera and component inventory below their cost basis to their estimated net realizable value at March 27, 2004. The inventory related pre-tax charge of $2.6 million recorded in the Second Quarter Fiscal 2004 was primarily attributable to lowering the carrying value of finished goods related to a certain 3.0 megapixel charged-couple device ("CCD") digital camera and certain components and raw materials related to the production of this and certain other digital cameras below their cost basis to their estimated net realizable value. For the Third Quarter Fiscal 2004, the inventory related pre-tax charge had the effect of decreasing inventory by $6.8 million and increasing cost of products sold by $6.8 million. For Fiscal 2004 YTD, the inventory related pre-tax charges had the effect of decreasing inventory by $9.4 million and increasing cost of products sold by $9.4 million.
During the quarter ended September 27, 2003 ("First Quarter Fiscal 2004"), the Company changed its method of applying manufacturing labor and overhead costs to inventory. Previously, the Company used the ratio of labor and overhead costs compared to material costs incurred during a twelve-month period to estimate labor and overhead costs to be applied to material costs in inventory at the end of the period. Under the new method, manufacturing labor and overhead costs are applied to inventory using a standard cost approach to estimate the costs incurred during the procurement and production processes.

The new standard cost approach was made possible by the Company's efforts to update its information systems and capture additional information related to its standard costs of manufacturing. Management believes the new method of applying manufacturing labor and overhead costs to inventories improves the matching of costs incurred to manufacture the product with their flow through the production process. Under APB Opinion No. 20, Accounting Changes, this accounting change is considered to be a change in accounting estimate inseparable from a change in accounting method. If the Company had not changed its method of applying manufacturing labor and overhead costs to inventory during the First Quarter Fiscal 2004: (i) cost of products sold and net loss in the Third Quarter Fiscal 2004 would have been $1.0 million and $0.9 million lower ($0.03 per diluted common share), respectively; and (ii) cost of products sold and net loss in Fiscal 2004 YTD would have been $3.3 million and $2.9 million lower ($0.10 per diluted common share), respectively.


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

During the Second Quarter Fiscal 2004, the Company reduced the carrying value and the remaining useful lives of certain molds and tooling used in the production of certain digital cameras since the Company believes these products have a shortened product life due to market conditions and these specific molds and tooling do not have alternative production uses. In the Third Quarter Fiscal 2004, the reduction in the Second Quarter Fiscal 2004 of the remaining useful lives of the molds and tooling had the effect of decreasing property, plant and equipment, net by $0.4 million and increasing depreciation expense, which is included in the cost of products sold by $0.4 million. See Note 4 - Inventories.


Note 6 - Senior Notes:

On August 15, 2002, the Company repurchased its $15 million, 11% Senior Notes. The Company paid slightly below par to repurchase and cancel the Senior Notes. At the time of repurchase, the Company incurred $0.3 million of expenses associated with the write-off of deferred finance costs related to the Senior Notes, which was included in interest expense in the accompanying condensed consolidated statement of operations for Fiscal 2003 YTD.


Note 7 - Deferred Share Arrangement:

Pursuant to the Company's Deferred Delivery Plan and an election previously made thereunder, on July 14, 2003, the Company's Chairman, Chief Executive Officer and President ("Chairman") tendered 55,989 fully paid and owned shares of Common Stock to the Company in payment of the exercise price (the "Payment Shares") of his option to purchase 387,000 shares of Common Stock ("Delivery Plan Transaction"). With the approval of the Compensation Committee of the Company's Board of Directors, the Deferred Delivery Plan allows certain executive officers to elect to defer the gains on certain stock option exercises by deferring delivery of the "profit" shares to be received upon exercise. Upon the Delivery Plan Transaction, the 55,989 Payment Shares were classified as "Treasury stock" and recorded at a cost of $482,625. In exchange, 387,000 new shares of Common Stock were issued by the Company and classified as "Common stock" at a cost of $482,625 of which 55,989 shares were issued to the Chairman and 331,011 shares, the delivery of which was deferred by the Chairman, were issued to a rabbi trust. The 331,011 shares held in this rabbi trust have been recorded at a cost of $412,825 and are classified as "Common stock held in trust." The corresponding liability to the Chairman has been recorded at $412,825 and is classified as "Deferred share arrangement" in the stockholders' equity section of the accompanying condensed consolidated balance sheet.

Note 8 - Commitments and Contingencies:


Deferred Long-Term Compensation

On August 6, 2003, certain executive officers were awarded $1.9 million in the aggregate of contingent deferred compensation, which is not yet earned or vested, under the Company's Amended and Restated 2002 Long-Term Cash Incentive Plan (the "LTCIP") with respect to the Fiscal 2002-2003 performance period (the "Deferred LTCIP Awards"). The Deferred LTCIP Awards vest, so long as the executive continues to be employed by the Company, in three equal annual installments on August 6, 2004, 2005 and 2006, or immediately upon: (i) a change of control of the Company or (ii) the executive's death or disability. The Deferred LTCIP Award granted to the Chairman has substantially the same terms and conditions as the other Deferred LTCIP Awards. However, in addition to the events that will accelerate the vesting of the other Deferred LTCIP Awards, it provides for immediate vesting in the event of termination without cause, a constructive termination of employment without cause, or the non-renewal of his employment contract. The supplemental executive retirement plan and agreement ("SERP") adopted by the Company for the benefit of the Chairman ("the Chairman SERP") and the SERPs of other executives to whom Deferred LTCIP Awards were granted were amended to include appropriate terms to govern the Deferred LTCIP Awards and the Company contributed the foregoing amounts to trusts established for the purpose of holding funds to satisfy the Company's obligations under the Deferred LTCIP Awards. The Company expenses the Deferred LTCIP Awards over the vesting period and the related liability as of March 27, 2004 is classified under "Other long-term liabilities" in the accompanying condensed consolidated balance sheet.

License and Royalty Agreements

On August 21, 2002, the Company entered into two Polaroid licensing agreements that provide for the exclusive (with the exception of products already released by Polaroid into the distribution chain), worldwide use by the Company of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of single use cameras and traditional film based cameras, including zoom cameras, and certain related accessories. The licenses do not include instant or digital cameras. Each license includes an initial term of three and a half years and may be renewed under the same economic terms at the Company's option, for an additional three-year period. Each license agreement provides for the payment by the Company of $3.0 million of minimum royalties, or $6.0 million in total, which will be fully credited against percentage royalties. The Company has recorded these agreements as royalty assets which are amortized based upon percentages applied to single use and traditional film based camera sales. Through August 2003, the Company had paid a total of $5.0 million, which represents $2.5 million for each license agreement, as partial payment of the minimum royalties. The Company has recorded the remaining $1.0 million future minimum royalty payments as a current liability that is payable in August 2004.

Intellectual Property Claims

From time to time, the Company receives patent infringement claims which it analyzes and, if appropriate, may either take action to avoid infringement, settle the claim or negotiate a license. In addition to the patent infringement suit discussed in Note 9, the Company has received notifications from two other entities, one of which is a significant customer of the Company, alleging that certain of the Company's digital products infringe upon those entities' respective patents. The Company is analyzing the validity of the claims and is engaged in discussions with these parties to resolve their claims. The resolution of the claims may involve licensing and payments by the Company, the terms or amounts of which cannot be determined or reasonably estimated at this time. With respect to these two claims, the Company has asserted claims for indemnity against several third parties.

Indemnification

Pursuant to an indemnification agreement with certain third parties, the Company had been reimbursing such parties for legal costs incurred by them in connection with the securities class action suit against the Company. Pursuant to a court order dated March 16, 2004, the claims against these certain third parties in connection with the securities class action suit have been dismissed and accordingly, no further legal costs are anticipated to be incurred by them in connection with the securities class action suit. Previously, there was no maximum limit with respect to the amount related to this indemnification. As of March 27, 2004, there were no amounts accrued relating to such indemnification. See Note 9 - Litigation and Settlements below.

Note 9 - Litigation and Settlements:

In July 2002, a class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be shareholders of the Company. The Company filed a motion to dismiss the lawsuit on August 30, 2002, and in December 2002, the complaint was dismissed by the Court. In January 2003, an amended class action complaint (the "Amended Complaint") was filed adding certain of the Company's current and former directors as defendants. The lead plaintiffs in the Amended Complaint seek to act as representatives of a class consisting of all persons who purchased the Company's Common Stock (i) issued pursuant to the Company's September 26, 2000 secondary offering (the "Secondary Offering") or
(ii) during the period from September 26, 2000 through June 22, 2001, inclusive (the "Class Period"). The Amended Complaint asserts, among other things, that the Company made untrue statements of material fact and omitted to state material facts necessary to make statements made not misleading in the Registration Statement and Prospectus issued in connection with the Secondary Offering, in periodic reports it filed with the Securities and Exchange Commission ("SEC") and in press releases it made to the public regarding its operations and financial results. The allegations are centered around claims that the Company failed to disclose that the transaction with then customer, KB Gear Interactive, Inc. ("KB Gear"), was a highly risky transaction, claims that throughout the Class Period the Company failed to disclose that a large portion of its accounts receivable was represented by a delinquent and uncollectible balance due from then customer, KB Gear, and claims that such failures artificially inflated the price of the Common Stock. The Amended Complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the Court. The Company intends to vigorously defend the lawsuit and filed a motion to dismiss the Amended Complaint on April 18, 2003. Oral argument on the Company's motion to dismiss was heard by the Court on October 2, 2003 and no decision has been rendered by the Court to date. Co-defendants, Raymond James & Associates, Inc. and Robinson-Humphrey Company LLC, filed a motion to dismiss the claims against them and, on March 16, 2004, the Court issued an order granting their motion to dismiss. The lawsuit is in the earliest stage and discovery has not yet commenced. Although the Company believes this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained. On September 17, 2002, the Company was advised by the staff of the SEC that it is conducting an informal inquiry related to the matters asserted in the class action complaint. On October 15, 2002, the staff of Nasdaq requested certain information and materials related to the matters asserted in the class action complaint and as to matters related to the previously reported embezzlement of Company funds by a former employee, uncovered in April 2002. The Company has not received any further communication from the SEC with respect to the informal inquiry or from Nasdaq with respect to their request since the Company last responded in February 2003.

In April 2004, a patent infringement complaint was filed against 28 defendants, including the Company, in the United States District Court for the Eastern District of Texas. The complaint asserts that certain defendants have conducted activities which infringe U.S. Patent No. 4,698,672, entitled Coding System for Reducing Redundancy. The complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. With respect to this suit, the Company has asserted claims for indemnity against several third parties. The lawsuit is in the earliest stage and discovery has not yet commenced. Although the Company believes this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained.


The Company is involved from time to time in routine other legal matters incidental to its business. In the opinion of our management, the resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.


Note 10 - Related Party Transactions:

From May 1, 2002 through June 15, 2003, William J. Lloyd, who was a member of the Company's Board of Directors during that time, provided consulting services to the Company on an as needed basis in exchange for a $5,000 per month retainer and reimbursement of all reasonable business expenses. The Company accepted Mr. Lloyd's resignation from the Board of Directors, effective July 31, 2003, and the consulting relationship was terminated effective June 15, 2003. In connection with Mr. Lloyd's resignation, the Board approved an extension of the expiration dates of certain options held by Mr. Lloyd, and the continued vesting through January 2005 of 12,000 shares subject to one of his options. The modification of the options' terms resulted in a non-recurring charge of $105,000 to compensation expense recorded in the First Quarter Fiscal 2004. In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, the modification of the options' terms did not affect any other options granted under the relevant stock option plan and did not result in the application of variable accounting to these options.

Note 11 - Subsequent Event:

On May 10, 2004, Concord Camera GmbH ("Concord GmbH"), a wholly-owned subsidiary of Concord Camera Corp., acquired in an all cash transaction 100% of the outstanding stock of Jenimage Europe GmbH ("Jenimage") from 4MBO International Electronic AG ("4MBO"). 4MBO, a consumer electronics distributor, filed for insolvency protection on February 27, 2004 in Germany. Jenimage, based in Jena, Germany, is a distributor of JENOPTIK branded photographic and imaging products including digital cameras, Advance Photo System (APS) and 35mm cameras, binoculars and accessories. The total purchase price was $13.4 million. In connection with the acquisition, Concord has entered into a twenty year, worldwide trademark license agreement with Jenoptik AG (the "license agreement") for the exclusive use of the JENOPTIK brand name and trademark on consumer imaging products including, but not limited to, digital, single use and traditional cameras, and other imaging products and related accessories. The acquisition cost of the license was $1.8 million. The license agreement provides for a royalty of 0.5% of net sales of consumer imaging products bearing the JENOPTIK brand name for the first ten years of the license agreement and a royalty fee of 0.6% for the remaining ten years of the license agreement. There are no minimum guaranteed royalty payments. As of March 31, 2004, Jenimage had net assets of approximately $18.0 million.

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

The loss in our Third Quarter Fiscal 2004 was higher than expected due to the following factors:

         1. Lower than anticipated sales;
         2. Digital camera and component inventory charges, low production volumes, and manufacturing inefficiencies;
         3. Higher selling, general and administrative costs; and
         4. Increased deferred tax valuation allowance.

1.       Lower Than Anticipated Sales

Historically, the third quarter is the seasonally lowest sales quarter of our fiscal year. However, our Third Quarter Fiscal 2004 resulted in significantly lower sales and a higher loss than anticipated. Sales of single use and traditional camera products were lower than expected because several of our large customers exited the holiday season with high inventories resulting in lower sales than anticipated. We expect sales of single use and traditional camera products to increase in the fourth quarter of our fiscal year as inventories at our large customers decline and the summer picture-taking season begins. In addition, our fourth quarter is historically a higher sales quarter within the fiscal year for us and our retail customers.

During our Third Quarter Fiscal 2004, the digital camera market in the United States and Europe faced stiff competition due to high inventories at our retail customers, competitors and other manufacturers. High inventories led to fierce price competition in the digital camera category. While digital camera sales increased over last year's third quarter due to a 23% increase in average selling price, unit volume and average selling prices were below expectation because of competitive pricing and weak sell through with several retail customers. We reduced the selling prices in the digital camera category to meet stiff competition. Excess inventory with several retail customers also led to significant increases in our sales provisions for digital camera returns and allowances. With several new digital camera products being introduced in the fourth quarter of this fiscal year and the first two quarters of fiscal 2005, we anticipate increased digital camera sales, both in unit volume and average selling price as compared to fiscal 2004.

2.       Digital Inventory Charges, Low Production Volumes, and
         Manufacturing Inefficiencies

Significant price declines in digital cameras led to a $6.8 million inventory charge to lower the carrying values of certain digital camera component and finished goods inventory below their cost basis to their estimated net realizable values. Lower than expected sales and, therefore, lower production volume in our manufacturing facilities created significant under absorption of manufacturing labor and overhead costs. In addition, we experienced some manufacturing inefficiencies in the production of digital cameras. These items led to significantly lower gross profits in both dollars and as a percentage of sales. We expect our fourth quarter sales volume to increase manufacturing efficiencies and reduce under absorption. However, in future quarters, sales of digital cameras with the herein referenced lower carrying values will result in lower gross profit as a percentage of net sales as there will be approximately no margin on the sales of these products.

3.       Higher Selling, General and Administrative Costs

These costs have also increased as we have invested in our future growth through the addition of personnel. We have incurred higher selling costs resulting primarily from the cost of additional sales and marketing personnel. General and administrative costs have increased due to the acquisition and implementation of an Enterprise Resource Planning ("ERP") system, and significant costs incurred associated with implementing measures necessary to comply with the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") and related regulations.

4.       Increased Deferred Tax Valuation Allowance

We increased our deferred tax valuation allowance by $7.2 million. This increase had the impact of increasing our provision for income taxes in our third quarter of this fiscal year. We determined that we may not be able to realize certain deferred tax assets in Hong Kong, Europe and the U.S.




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

Inventories

Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market value and are determined on a first-in, first-out basis. Inventories include materials, labor, and manufacturing overhead costs. We establish inventory provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technological developments or other market and economic factors, including product price declines in cameras, in particular digital cameras, increased competitive pricing pressure and excess customer inventory levels.

Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products, or there is a higher rate of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to reduce the carrying value of our inventory resulting from lower of cost or market adjustments which could result in our gross profit being adversely affected. The obsolescence risk is more significant for digital camera products due to their shorter life cycles.

During the Third Quarter Fiscal 2004, the Company recorded an inventory related pre-tax charge of $6.8 million primarily attributable to recent price declines in the digital camera market, increased competitive pricing pressures and excess customer inventory levels which have negatively impacted the value of our digital camera and component inventory. The Company lowered the carrying value of certain digital camera and component inventory below their cost basis to their estimated net realizable value at March 27, 2004. An inventory related pre-tax charge recorded in the Second Quarter Fiscal 2004 of $2.6 million was primarily attributable to lowering the carrying amount of finished goods related to a certain 3.0 megapixel charged-couple device ("CCD") digital camera and certain components and raw materials related to the production of this and certain other digital cameras below their cost basis to their estimated net realizable value. For Third Quarter Fiscal 2004, the inventory related pre-tax charge had the effect of decreasing inventory by $6.8 million and increasing cost of products sold by $6.8 million. For Fiscal 2004 YTD, the inventory related pre-tax charges had the effect of decreasing inventory by $9.4 million and increasing cost of products sold by $9.4 million.

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

The new standard cost approach was made possible by our efforts to update our information systems and capture additional information related to our standard costs of manufacturing. Management believes the new method of applying manufacturing labor and overhead costs to inventories improves the matching of costs incurred to manufacture the products with their flow through the production process. Under APB Opinion No. 20, Accounting Changes, this accounting change is considered a change in accounting estimate inseparable from a change in accounting method. If the Company had not changed its method of applying manufacturing labor and overhead costs to inventory during the First Quarter Fiscal 2004 then: (i) cost of products sold and net loss in the Third Quarter Fiscal 2004 would have been $1.0 million and $0.9 million lower ($0.03 per share), respectively; and (ii) cost of products sold and net loss in Fiscal 2004 YTD would have been $3.3 million and $2.9 million lower ($0.10 per share), respectively. See Note 4 - Inventories in the Notes to Condensed Consolidated Financial Statements.

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

Our estimation of annual pre-tax income or loss for each taxing jurisdiction is a significant factor in determining our anticipated annual effective income tax rate. If the actual pre-tax income or loss for any taxing jurisdiction differs materially from our estimate, then this difference could materially affect our anticipated annual effective income tax rate.

During the Third Quarter Fiscal 2004, we determined a portion of our deferred tax asset may not be fully realizable. Accordingly, we recorded an increase of $7.2 million to the existing deferred tax asset valuation allowance. As of March 27, 2004, the Company had deferred tax assets of $1.9 million that was net of a deferred tax asset valuation allowance of $7.2 million included in "Other assets, net" on the Company's condensed consolidated balance sheet.

Revenue Recognition

Revenues are recognized when title and risk of loss are transferred to the customer, which is generally when the product is shipped. Revenues are recorded net of anticipated returns which the Company estimates based on historical rates of return, adjusted for current events as appropriate, in accordance with Statement of Financial Accounting Standard No. 48, Revenue Recognition When Right of Return Exists. Revenues are also recorded net of certain allowances provided to customers, including those related to advertising, discounts, and other promotions, in accordance with Emerging Issues Task Force ("EITF") Issue No. 01-09, Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products).

During the Third Quarter Fiscal 2004, the Company changed its estimate of anticipated returns for previously recorded sales which had an impact of reducing net sales by $0.7 million and increasing the net loss by $(0.2) million, or $(0.01) per share. If actual returns are higher than estimated, our net sales could be adversely affected.

Long-lived and Other Assets

We test for recoverability of long-lived assets whenever certain events or changes in circumstances as described under the guidance of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," indicate that their carrying amount may not be recoverable. Assets we review for possible impairment include patents, licensing and royalty agreements and certain property, plant and equipment. We will record an impairment loss when indications of impairment are present and where undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.

During the Second Quarter Fiscal 2004, we reduced the carrying value and the remaining useful lives of certain molds and tooling used in the production of certain digital cameras since management believes these products have a shortened product life due to market conditions and these specific molds and tooling do not have alternative production uses. The reduction of the remaining useful lives of the molds and tooling had the effect of decreasing property, plant and equipment, net by $0.5 million, and increasing depreciation expense by $0.5 million, which is included in the cost of products sold. Further, in the Third Quarter Fiscal 2004, this reduction had the effect of decreasing property, plant and equipment, net by $0.4 million, and increasing depreciation expense, which is included in cost of products sold, by $0.4 million.

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

Goodwill

Effective July 1, 2001, the Company adopted the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets", which eliminates the amortization of goodwill and indefinite-lived intangible assets, and conducts an annual review of these assets for impairment. Identifiable intangible assets with determinable useful lives will continue to be amortized over their useful lives. In accordance with SFAS No. 142, the Company ceased amortization of its goodwill balances. The Company currently does not have any other indefinite-lived intangible assets. In accordance with SFAS No. 142, the Company performed an impairment test of its existing goodwill on the first business day of its fiscal fourth quarter and it was management's assessment that goodwill impairment had not occurred.

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

Results of Operations

Quarter Ended March 27, 2004 Compared to the Quarter Ended March 29, 2003

Net Sales
Net sales for the Third Quarter Fiscal 2004 were $28.3 million, a decrease of $8.0 million, or 22.0 %, as compared to net sales for the quarter ended March 29, 2003 ("Third Quarter Fiscal 2003"). The decrease in sales was in large part due to fewer single use and traditional cameras sold in both our retail sales and distribution ("RSD") and design and manufacturing services ("DMS") businesses, primarily due to lower than expected demand from several large customers some of which exited the holiday season with high inventories. Although our average selling prices for digital cameras increased by 23% over last year's third quarter, unit volume and average selling prices were below expectation due to competitive pricing and weak sell through with several retail customers. Price declines in the digital camera category due to competition and excess inventory with several retail customers led to significant increases in our provision for digital camera returns and allowances, all contributing to lower net sales, gross profits and margins.

RSD sales were $19.3 million for the Third Quarter Fiscal 2004, a decrease of $4.6 million, or 19.1%, as compared to the Third Quarter Fiscal 2003, and accounted for 68.2% of total net sales. The decrease in RSD net sales was mostly due to lower than expected sales of single use and traditional cameras to existing customers. DMS net sales were $9.0 million for the Third Quarter Fiscal 2004, a decrease of $3.3 million, or 27.3%, as compared to the same period last year, and accounted for 31.8% of total net sales. The decline in DMS net sales was primarily attributable to a decrease in sales of single use cameras to a certain customer, which was offset, to some extent, by single use and digital camera sales to other customers.

RSD net sales of our operations in the United States, Latin America and Canada for the Third Quarter Fiscal 2004 were $13.2 million, a decrease of $3.2 million, or 19.6%, as compared to the same quarter last year. The decrease in RSD net sales was due to fewer sales of single use and traditional cameras to existing customers.

RSD net sales of our operations in the United Kingdom, Germany and France for the Third Quarter Fiscal 2004 were $5.6 million, a decrease of $1.6 million, or 22.7%, as compared to the Third Quarter Fiscal 2003. This decrease was primarily attributable to lower digital products sales to existing customers.

Net sales of our operations in the People's Republic of China ("PRC") and Hong Kong for the Third Quarter Fiscal 2004 were $9.5 million, a decrease of $3.1 million, or 24.4%, as compared to the Third Quarter Fiscal 2003. The decrease was attributable primarily to decreased single use camera sale volume related to a certain DMS customer.

Gross (Deficit) Profit

Gross (deficit) for the Third Quarter Fiscal 2004 was $(5.7) million, or (20.1)% of net sales, versus gross profit of $8.4 million, or 23.2% of net sales in the same quarter last year. During the Third Quarter of Fiscal 2004, gross profit was negatively effected by $6.8 million pre-tax charge to cost of products sold relating to an inventory reduction to lower the carrying value of certain digital camera and component inventory below their cost basis to their estimated net realizable value as a result of competitive pricing pressure and excess customer inventory levels. For the Third Quarter Fiscal 2004, the inventory related pre-tax charge had the effect of decreasing inventory by $6.8 million and increasing cost of products sold by $6.8 million, or $0.24 per diluted common share. Higher manufacturing costs mainly resulting from significant under absorption of labor and overhead due to lower production volumes and production inefficiencies contributed to the decrease in gross profit. To a lesser extent, lower gross profit percentages related to certain DMS and branch product sales contributed to the gross profit decrease. In the Third Quarter Fiscal 2004, the reduction that took place in the Second Quarter Fiscal 2004 of the remaining useful lives of the molds and tooling had the effect of increasing depreciation expense, which is included in cost of products sold, by $0.4 million. If the Company had not changed its method of applying manufacturing labor and overhead costs to inventory during the First Quarter Fiscal 2004, then cost of products sold and net loss in the Third Quarter Fiscal 2004 would have been $1.0 million and $0.9 million lower ($0.03 per share), respectively. During the Third Quarter Fiscal 2003, gross profit was positively impacted by a favorable resolution of a previously disclosed disputed claim with a DMS customer. Over the course of a thirty month DMS supply agreement which expired in January 2002, the Company recorded certain accrued assets and liabilities related to product costs. The favorable resolution resulted in a reduction of cost of products sold of $2.2 million. We continue to invest in new product engineering, design, and development, primarily focusing on digital technologies and products. Product engineering, design and development costs for the Third Quarter Fiscal 2004 and the Third Quarter Fiscal 2003, in dollars and as a percentage of net sales, were $2.4 million (8.6%) and $2.2 million (6.0%), respectively. For further discussion, see the discussion under the caption "Inventories" in the Critical Accounting Policies section above.

Operating Expenses

Selling expenses for the Third Quarter Fiscal 2004 were $3.2 million, or 11.4% of net sales. This compared to $1.9 million, or 5.2% of net sales, for the Third Quarter Fiscal 2003. The increase was primarily due to the cost of additional sales and marketing personnel, tradeshows and higher freight costs. Consistent with our strategic plan to grow sales, we have increased our sales and marketing personnel worldwide to position us for future growth.

General and administrative ("G&A") expenses for the Third Quarter Fiscal 2004 were $7.2 million, or 25.5% of net sales. This compared to $5.4 million, or 14.8% of net sales, for the Third Quarter Fiscal 2003. The increase in G&A expense was primarily due to increases in professional fees associated with installing an ERP system, costs associated with implementing measures necessary to comply with Sarbanes-Oxley, and increases in salaried personnel expenses including severance, partially offset by lower legal costs.

Variable stock-based compensation income for the Third Quarter Fiscal 2004 was $3.7 million because the common stock price was lower than at the beginning of the fiscal period. The Company recorded no expense in the same quarter last year because the Common Stock price on March 29, 2003, (the last day of Third Quarter Fiscal 2003) was below the repriced options' exercise price of $5.97. See Note 2
- Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

Interest Expense

Interest expense for the Third Quarter Fiscal 2004 was $0.1 million compared to $0.2 million in the Third Quarter Fiscal 2003.

Other Income, Net

Other income, net was $0.7 million and $0.5 million for the Third Quarter Fiscal 2004 and the Third Quarter Fiscal 2003, respectively. The increase of $0.2 million was primarily due to foreign currency gains. See Note 2 - Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

Income Taxes

During the Third Quarter of Fiscal 2004, we determined that a portion of our deferred tax asset may not be fully realizable and accordingly we increased our deferred tax asset valuation allowance by $7.2 million, that included $1.4 million to offset the income tax benefit relating to our operating loss recorded during the quarter. This compared to a provision of $0.1 million for the Third Quarter Fiscal 2003. We estimate our interim effective income tax rate based upon the projected consolidated annual effective income tax rate. In general, our annual effective income tax rate is largely a function of the amounts of pre-tax income or loss attributed to both domestic and foreign operations, the application of their respective statutory tax rates, and the utilization of available net operating loss carryforwards to reduce taxable income. See Note
2- Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

Net (Loss) Income

As a result of the matters described above, we incurred a net loss of $(17.6) million, or $(0.61) per diluted common share, for the Third Quarter Fiscal 2004 as compared to net income of $1.3 million, or $0.04 per diluted common share, for the Third Quarter Fiscal 2003.

Results of Operations

Nine Months Ended March 27, 2004 Compared to the Nine Months Ended March 29,
2003

Net Sales

Net sales for the nine months ended March 27, 2004 ("Fiscal 2004 YTD") were $150.7 million, an increase of $22.5 million, or 17.5%, as compared to net sales for the nine months ended March 29, 2003 ("Fiscal 2003 YTD"). The increase in sales was in large part due to new single use and traditional cameras sold in both our RSD and DMS businesses. RSD sales were $117.0 million for Fiscal 2004 YTD, an increase of $19.0 million, or 19.4%, as compared to Fiscal 2003 YTD, and accounted for 77.6% of total net sales. The growth in RSD net sales was mostly due to sales of Polaroid branded single use and traditional cameras, new customers and organic growth from existing customers due to sell through and new product introductions. DMS net sales were $33.7 million in Fiscal 2004 YTD, an increase of $3.5 million, or 11.7%, as compared to the same period last year, and accounted for 22.4% of total net sales. The increase in DMS net sales was primarily attributable to sales of single use cameras to a certain customer, partially offset by lower sales to existing customers.

RSD net sales of our operations in the United States, Latin America and Canada, for Fiscal 2004 YTD, were $82.4 million, an increase of $14.2 million, or 21.0%, as compared to the same period last year. The increase in RSD net sales was due to sales of Polaroid branded and other single use and traditional cameras to new and existing customers resulting in increased market penetration, new digital camera product sales and organic growth from existing customers due to sell through and new product introductions.

RSD net sales of our operations in the United Kingdom, Germany and France for Fiscal 2004 YTD were $32.2 million, an increase of $4.3 million, or 15.5%, as compared to Fiscal 2003 YTD. This increase was primarily attributable to offering new digital products to new and existing customers.

Net sales of our operations in the PRC and Hong Kong for Fiscal 2004 YTD were $36.1 million, an increase of $3.9 million, or 12.1%, as compared to Fiscal 2003 YTD. The increase was attributable primarily to growth in our DMS business.

Gross Profit

Gross profit for Fiscal 2004 YTD was $11.5 million, or 7.6% of net sales, versus $25.6 million, or 19.9% of net sales, in Fiscal 2003 YTD. During Fiscal 2004 YTD, gross profit was negatively affected by the $9.9 million pre-tax charges to cost of products sold which resulted from an inventory related pre-tax charge of $9.4 million to lower the carrying value of certain digital camera and component inventories below their cost basis to their estimated net realizable value resulting from the negative impact of a decline in the digital camera market, competitive pricing pressure, and excess customer inventory levels and increased depreciation expense of $0.5 million related to the reduction of the remaining useful lives of molds and tooling related to certain digital cameras. For Fiscal 2004 YTD, the inventory related pre-tax charges had the effect of decreasing inventory by $9.4 million and increasing cost of products sold by $9.4 million, or $0.33 per diluted common share. In addition, higher manufacturing costs mainly resulting from production inefficiencies related to the production of digital camera products contributed to the decrease in gross profit, in dollars and as a percentage of sales. If the Company had not changed its method of applying manufacturing labor and overhead costs to inventory during the First Quarter Fiscal 2004, then cost of products sold and net loss in Fiscal 2004 YTD would have been $3.3 million and $2.9 million lower ($0.10 per share), respectively. The comparable prior year period included a $2.2 million benefit of the favorable resolution of a previously disclosed disputed claim with a DMS customer in the third quarter partially offset by $0.8 million of additional air freight costs due to the West Coast dock worker labor dispute. Product engineering, design and development costs for Fiscal 2004 YTD and Fiscal 2003 YTD, in dollars and as a percentage of net sales, were $7.6 million (5.0 %) and $6.1 million (5.0%), respectively. For further discussion, see the discussion under the caption "Inventories" in the Critical Accounting Policies section above.

Operating Expenses

Selling expenses for Fiscal 2004 YTD were $9.3 million, or 6.2% of net sales. This compared to $5.9 million, or 4.6% of net sales for Fiscal 2003 YTD. The increase was primarily due to the cost of additional sales and marketing personnel, royalties related to the Polaroid brand licenses, tradeshows, and higher variable costs including freight and handling, all of which are attributable to our sales growth.

G&A expenses for Fiscal 2004 YTD were $18.7 million, or 12.4% of net sales. This compared to $14.9 million, or 11.6% of net sales, for Fiscal 2003 YTD. The increase in G&A expenses was primarily due to increases in personnel, professional fees associated with installing an ERP system, costs associated with implementing measures necessary to comply with Sarbanes-Oxley, and additional costs associated with our growth. During Fiscal 2003 YTD, G&A expenses included a $0.5 million recovery from Polaroid Corporation resulting in a reduction of expenses.

Variable stock-based compensation income for Fiscal 2004 YTD was $0.6 million because the Common Stock price on March 27, 2004 (the last day of the fiscal period) was lower than the Common Stock prices at the beginning of the fiscal period. No variable stock-based compensation income or expense was recorded in the same period last year. See Note 2 - Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

Interest Expense

Interest expense for Fiscal 2004 YTD was $0.5 million, compared to $1.0 million in the same period last year. The decrease of $0.5 million was attributable to the reduction in interest expense related to the repurchase of Senior Notes in August 2002 and the non-recurring write-off of deferred finance costs of $0.3 million recorded in Fiscal 2003 YTD. See Note 6 - Senior Notes in the Notes to Condensed Consolidated Financial Statements.

Other Income, Net

Other income, net was $0.5 million and $1.4 million for Fiscal 2004 YTD and Fiscal 2003 YTD, respectively. The decrease of $0.9 million related primarily to the loss of $0.9 million recorded in the Second Quarter Fiscal 2004 as a result of the sale of short-term investments. Over the holding period of the short-term investments, we realized a net positive return of $0.6 million after giving effect to the dividend income received which more than offset the loss. See Note 2 - Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

Income Taxes

During the Third Quarter of Fiscal 2004, we determined that a portion of our deferred tax asset may not be fully realizable and accordingly we increased our deferred tax asset valuation allowance by $7.2 million, which included $2.0 million to offset the benefit relating to losses generated during the first three quarters of Fiscal 2004. This compared to a provision of $0.4 million for the first three quarters of Fiscal 2003. We estimate our interim effective income tax rate based upon the projected consolidated annual effective income tax rate. Prior to the recognition of any valuation allowances, our annual effective income tax rate is largely a function of the amounts of pre-tax income or loss attributed to both domestic and foreign operations, the application of their respective statutory tax rates, and the utilization of available net operating loss carry-forwards to reduce taxable income. See Note 2- Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

Net (Loss) Income

As a result of the matters described above, we incurred a net loss of $(21.1) million, or $(0.74) per share, for Fiscal 2004 YTD as compared to net income of $4.7 million, or $0.16 per diluted share, for Fiscal 2003 YTD.

Liquidity and Capital Resources

We are not aware of factors that are reasonably likely to adversely affect liquidity trends, other than those factors summarized under the caption "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2003. We do not have, nor do we engage in, transactions with any special purpose entities. We are not engaged in hedging activities and had no forward exchange contracts outstanding at March 27, 2004. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with accounting principles generally accepted in the United States, and are more fully discussed below.

We believe that our cash and cash equivalents, short-term investments, anticipated cash flow from operations, and amounts available under our credit facilities provide sufficient liquidity and capital resources for our anticipated short-term working capital and capital expenditure requirements as well as our anticipated long-term working capital and capital expenditure requirements for the foreseeable future. We have from time to time held, and will continue to hold, discussions and negotiations with lending institutions about borrowing funds to finance our growth opportunities.

Working Capital - At March 27, 2004, we had working capital of $106.1 million compared to $121.1 million at June 28, 2003, a decrease of $15.0 million. The decrease in working capital was primarily attributable to the decrease in cash and short-term investments partially offset by an increase in inventory.

Cash Used in Operations - Cash used in operations during Fiscal 2004 YTD was $22.9 million, which compared unfavorably to cash used in operations of $1.8 million for the comparable period during Fiscal 2003. The significant cash used in operating activities for Fiscal 2004 YTD was primarily attributable to a loss this year versus a profit last year, an increase in inventories, and a decrease in accounts payable, partially offset by a decrease in accounts receivable.

Cash Provided by (Used in) Investing Activities - Purchases of property, plant and equipment for Fiscal 2004 YTD and Fiscal 2003 YTD were both $3.9 million. In Fiscal 2003 YTD, we purchased certain short-term investments and in Fiscal 2004 YTD we sold those investments.

Cash Provided by (Used in) Financing Activities - Cash provided by financing activities for Fiscal 2004 YTD was $1.2 million attributable entirely to proceeds received from the exercise of stock options. Cash used in financing activities for Fiscal 2003 YTD was $14.4 million, which was primarily attributable to the repurchase of Senior Notes partially offset by proceeds from the exercise of stock options and warrants.

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

Other Contractual Obligations -We do not have any material financial guarantees or other contractual commitments that are reasonably likely to have an adverse affect on liquidity. See Hong Kong Financing Facilities below for additional information about our financial guarantees. See also Note 8 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

Hong Kong Credit Facilities - Our Hong Kong subsidiary has an aggregate of approximately $26.0 million in borrowing capacity under various financing and revolving credit facilities. Certain of the revolving credit facilities are denominated in Hong Kong Dollars. Since 1983 the Hong Kong Dollar has been pegged to the United States Dollar. During the Second Quarter Fiscal 2004, our Hong Kong subsidiary increased its overall borrowing capacity by $2.5 million. The revolving credit facilities are comprised of an Import Facility, a Packing Credit and Export Facility and a Foreign Exchange Facility (collectively, the "Hong Kong Credit Facilities"). The ability to draw each of the credit facilities is subject to certain financial ratios and covenants. The Hong Kong Credit Facilities bear interest at variable rates. At March 27, 2004, there was $26.0 million available under the Hong Kong Credit Facilities and there were no amounts outstanding under them.

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

Senior Notes - See Note 6 - Senior Notes in the Notes to Condensed Consolidated Financial Statements.

License Agreements - See Note 8 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

Intellectual Property Claims - See Note 8 - Commitments and Contingencies and
Note 9 - Litigation and Settlements in the Notes to Condensed Consolidated Financial Statements.

Significant Customers

Sales to our three largest customers comprised a significant portion of our total net sales for the Third Quarter Fiscal 2004 and Fiscal 2004 YTD. The loss of any one of these customers or significantly reduced sales to any one of these customers could have a material adverse impact on results of operations. For further information, see our Annual Report on Form 10-K for Fiscal 2003.

Growth Opportunities

We are evaluating various growth opportunities that could require significant funding commitments. We have from time to time held, and will continue to hold, discussions and negotiations with (i) companies that represent potential acquisition or investment opportunities, (ii) potential strategic and financial investors who might have an interest in making an investment in or acquiring us,
(iii) potential joint venture partners looking toward formation of strategic alliances that would broaden our product base or enable us to enter new lines of business and (iv) potential new and existing DMS customers where the design, development and production of new products, including certain new technologies, would enable us to expand our existing business, and enter new markets. However, there can be no assurance that any definitive agreement will be reached regarding any of the foregoing, nor does management believe that such agreements are necessary for the successful implementation of our strategic plans. In May of 2004, the Company purchased 100% of the outstanding stock of Jenimage Europe GmbH in an all cash transaction. See Note 11 - Subsequent Event in the Notes to Condensed Consolidated Financial Statements.

Forward-Looking Statements

The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as: "estimates," "projects," "anticipates," "expects," "intends," "believes," "plans," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors. For a discussion of some of the factors that could cause actual results to differ, see the discussion under "Risk Factors" contained in our most recent Annual Report filed with the SEC on Form 10-K for Fiscal 2003 and subsequently filed reports. We wish to caution the reader that these forward-looking statements, such as statements regarding the development of our business, our anticipated revenues or capital expenditures, projected profits or losses and other statements contained in this report regarding matters that are not historical facts, are only estimates or predictions. No assurance can be given that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. In particular, anticipated revenues could be adversely affected by production difficulties or economic conditions negatively affecting the market for our products. Obtaining the results expected from the introduction of our new products will require timely completion of development, successful ramp-up of full-scale production on a timely basis and customer and consumer acceptance of those products. In addition, our DMS agreements require an ability to meet high quality and performance standards, to successfully implement production at greatly increased volumes and to sustain production at greatly increased volumes, as to all of which there can be no assurance. There also can be no assurance that products under development will be successfully developed or that once developed such products will be commercially successful. Any forward-looking statements contained in this report represent our estimates only as of the date of this report, or as of such earlier dates as are indicated herein, and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

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

At March 27, 2004, our exposure to changes in interest rates was minimal, since we had no long-term or short-term debt outstanding. Since we have no debt outstanding, we do not deem interest rate risk to be significant or material to our financial position or results of operations. We do not presently use derivative instruments to adjust our interest rate risk profile. We do not utilize financial instruments for trading or speculative purposes, nor do we utilize leveraged financial instruments.

Although the U.S. Dollar is the functional currency for each of our subsidiaries, certain net sales to customers and purchases of certain components and services are transacted in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. The impact of foreign exchange transactions is reflected in our statements of operations. As of March 27, 2004, we were not engaged in any hedging activities and we had no forward exchange contracts outstanding. We continue to analyze the benefits and costs associated with hedging against foreign currency fluctuations.


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

Evaluation of Disclosure Controls. Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our Disclosure Controls were designed to provide reasonable assurance of achieving their objectives and, at the "reasonable assurance" level, were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls. There was no change in our Internal Controls during the Third Quarter Fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our Internal Controls.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

See Note 9 - Litigation and Settlements in the Notes to Condensed Consolidated Financial Statements.


Item 4.           Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on January 22, 2004. The following is a summary of the matters voted on at that meeting.

The shareholders elected each of the Company's nominees to the Board of Directors. The persons elected to the Board of Directors, and the number of votes cast for and withheld for each nominee for director, were as follows:

      Director                       For                    Withheld
      --------                   -----------           -----------------

      Ira B. Lampert             19,380,456                6,044,275
      Ronald S. Cooper           24,280,481                1,144,250
      Morris H. Gindi            24,580,614                  844,117
      J. David Hakman            24,581,602                  843,129
      William J. O'Neill, Jr.    24,578,397                  846,334

The shareholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for Fiscal 2004 by the following vote: 24,773,697 votes "For"; 493,640 votes "Against"; and 157,394 abstentions.



Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits


No.                           Description                                              Method of Filing
---                           -----------                                              ----------------

3.1       Certificate of  Incorporation,  as amended through May 9,            Incorporated by reference to the Company's annual
          2000                                                                 report on Form 10-K for the year ended July 1,
                                                                               2000.
3.2       Restated By-Laws, as amended through January 21, 2004                Incorporated by reference to the Company's
                                                                               quarterly report on Form 10-Q for the quarter
                                                                               ended December 27, 2003.
10.1      Amendment No. 3, dated as of August 6, 2003, to                      Filed herewith.
          Amended and Restated Supplemental Executive
          Retirement Plan and Agreement dated as of April 19,
          2000, between Ira B. Lampert and the Company

10.2      Form of Amendment No. 3, dated as of August 6,                       Filed herewith.
          2003, to the Supplemental Executive Retirement Plan
          and Agreement between the Company and each of Brian
          King, Keith Lampert and  Urs Stampfli

10.3      Amendment No. 1, dated as of August 6, 2003, to                      Filed herewith.
          Supplemental Executive Retirement Plan and
          Agreement dated as of July 22, 2002, between
          Richard Finkbeiner and the Company

10.4      Amendment No. 1, dated as of March 2, 2004, to                       Filed herewith.
          Terms of Employment effective as of November 11,
          2002, between Keith Lampert and the Company

31.1      Certification  of Chief Executive  Officer  pursuant                 Filed herewith.
          to Rule 13a-14(a)/15d-14(a)

31.2      Certification  of Chief Financial  Officer  pursuant                 Filed herewith.
          to Rule 13a-14(a)/15d-14(a)

32.1      Certification  of Chief Executive  Officer  pursuant                 Filed herewith.
          to 18 U.S.C.ss.1350

32.2      Certification  of Chief Financial  Officer  pursuant                 Filed herewith.
          to 18 U.S.C.ss.1350





(b)      Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter ended March 27, 2004. However, on February 5, 2004, we reported under Item 12 of Form 8-K information regarding a press release announcing our financial results for the quarter and six months ended December 27, 2003, and furnished a copy of the press release as an exhibit to the foregoing report.





                                S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CONCORD CAMERA CORP.
                          -------------------------------------------
                                       (Registrant)


DATE:    May 17, 2004     By: /s/  Richard M. Finkbeiner
                             --------------------------------
                              (Signature)
                              Richard M. Finkbeiner
                              Senior Vice President and Chief Financial Officer DULY AUTHORIZED AND PRINCIPAL FINANCIAL OFFICER