Form 10-K
period 2004-07-03
CONCORD CAMERA CORP
filed 2004-10-01
CIK 831861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 3, 2004

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

                      Common Stock, no par value per share
                      ------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ___ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

The aggregate market value of the Common Stock held by non-affiliates of the registrant on December 26, 2003 was approximately $266,313,691 million, based on the price at which the Common Stock was last sold on Nasdaq on such date of $10.04 per share. Solely for the purpose of this calculation, shares held by directors, executive officers and 10% shareholders of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that these individuals are, in fact, affiliates of the registrant.

As of September 20, 2004, there were 28,832,199 shares of the Company's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                  TABLE OF CONTENTS

                                       PART I

  Item                                                                                                          Page
   1.      Business ........................................................................................     1
   2.      Properties ......................................................................................     7
   3.      Legal Proceedings ...............................................................................     8
   4.      Submission of Matters to a Vote of Security Holders .............................................     9

                                                         PART II
   5.      Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Repurchases
           of Equity Securities ............................................................................    10
   6.      Selected Financial Data .........................................................................    11
   7.      Management's Discussion and Analysis of Financial Condition and Results of Operations ...........    12
   7A.     Quantitative and Qualitative Disclosures About Market Risk ......................................    31
   8.      Financial Statements and Supplementary Data .....................................................    32
   9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ............    32
   9A.     Controls and Procedures .........................................................................    32
   9B.     Other Information ...............................................................................    33

                                                         PART III
   10.     Directors and Executive Officers of the Registrant ..............................................    34
   11.     Executive Compensation ..........................................................................    37
   12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters ..    47
   13.     Certain Relationships and Related Transactions ..................................................    51
   14.     Principal Accountant Fees and Services ..........................................................    51

                                                         PART IV
   15.     Exhibits and Financial Statement Schedules ......................................................    F-1 to F-38

           Signatures ......................................................................................    60

                                       i

                                     PART I

Unless the context indicates otherwise, when used in this report, "we," "us," "our," "Concord" and the "Company" refer to Concord Camera Corp. and its subsidiaries. The Company's fiscal year ends on the Saturday closest to June 30. Fiscal 2006 refers to the Fiscal Year ending July 1, 2006; Fiscal 2005 refers to the Fiscal Year ending July 2, 2005; Fiscal 2004 refers to the Fiscal Year ended July 3, 2004; Fiscal 2003 refers to the Fiscal Year ended June 28, 2003; Fiscal 2002 refers to the Fiscal Year ended June 29, 2002; Fiscal 2001 refers to the Fiscal Year ended June 30, 2001; and Fiscal 2000 refers to the Fiscal Year ended July 1, 2000.

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

ITEM 1.   BUSINESS.

GENERAL

We design, develop, manufacture and sell on a worldwide basis, popularly priced, easy-to-use image capture products. Image capture products include both digital and analog products that enable the acquisition or recording of visual images either digitally (by using an electronic sensor) or through the use of a light sensitive material (such as silver halide). Recorded images can be viewed and shared on an LCD display, standard computer monitor, TV or by making hard copy prints.

Our products include digital, 35mm traditional and single use cameras. We manufacture products in the People's Republic of China ("PRC"). Our manufacturing facilities, together with several employee dormitories we lease, comprise in excess of 600,000 square feet. We have operated in the PRC since 1984. Our management team, many of whom live in the PRC, oversees our manufacturing activities. Products manufactured by us are conceptualized, designed, developed and engineered in Hong Kong, the PRC and the United States. We also purchase a significant amount of digital and 35mm traditional cameras from third-party manufacturers to ensure that we deliver the optimal product mix on a timely basis that best meets the needs of consumers and our retail customers on a global basis and expect that this practice will continue to increase in Fiscal 2005.

The camera business is highly seasonal, with approximately 65% of sales occurring in the July through December period (of this amount approximately 45% of sales occur during the period from October through December ). In Fiscal 2004, we completed and introduced several new digital cameras which included 3, 4 and 5 megapixel sensors. Our design team is currently engaged in the development of additional digital products for introduction late in Fiscal 2005 and in Fiscal 2006.

We have two primary channels of distribution: Retail Sales and Distribution ("RSD") and Design and Manufacturing Services ("DMS"). Our RSD products are private label and brand name image capture products which we sell to retailers worldwide. We offer product and package design and customer service to our retail customers. Our DMS customers are offered and/or provided with development, design, engineering and manufacturing services.

On May 10, 2004, Concord Camera GmbH ("Concord GmbH"), a wholly-owned subsidiary of Concord, acquired Jenimage Europe GmbH ("Jenimage") from 4MBO International Electronic AG ("4MBO"). Jenimage, based in Jena, Germany, is a distributor and marketer of JENOPTIK branded photographic and imaging products. Digital cameras account for over 90% of Jenimage's sales. Jenimage sells products to many significant German and European wholesalers and retailers, including Metro AG (wholesaler), Plus Warenhandelgesellschaft GmbH (discounter) and Otto GmbH and Co, KG (mail order). The JENOPTIK brand is recognized in Germany and other German-speaking countries. The JENOPTIK trademark is licensed from Jenoptik AG by the Company for a twenty year period. The acquisition is expected to increase Concord's presence in Germany and facilitate our penetration of other countries in Europe.

Fiscal 2004 results of operations are discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Fiscal 2004 losses were primarily attributable to our digital camera products. We have initiated a strategic review process to, in part, determine how we may better compete in the digital camera market. As part of this process, we are evaluating a number of strategies related to digital cameras. The review process is not complete and no decision has been made at this time.

The mailing address of our headquarters is 4000 Hollywood Boulevard, Sixth Floor, North Tower, Hollywood, Florida 33021, and our telephone number is (954) 331-4200. Concord was incorporated in New Jersey in 1982. The address of our website is www.concord-camera.com. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"): our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We also make available through a link in the Investor Relations section of our web site Section 16 reports filed with respect to our securities. All such filings are available free of charge. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

PHOTOGRAPHY MARKET OVERVIEW

There are three main categories of cameras within the amateur photography market:

o DIGITAL CAMERAS - A digital camera uses an electronic sensor and other components to electronically capture and process an image (versus silver halide film), which is then stored within memory. Digital cameras with image review capability allow for instantaneous viewing. In addition, images can be downloaded to a computer for viewing, manipulation, reproduction and storage. Based upon available third-party market research data, approximately 46.5 million consumer digital cameras1 were sold worldwide in calendar 2003 (a 67% increase in the number of units sold as compared to calendar 2002) generating retail sales values of approximately $15.8 billion.

------------
1 "Consumer digital cameras" are cameras capturing images in digital format only, and exclude digital cameras with interchangeable lenses ("digital SLR"), cameras that operate only when connected to a PC ("PC cameras") and camera phones.

o SINGLE USE CAMERAS - Single use cameras are sold preloaded with film and batteries and are designed to be used only once by the consumer. After use, the consumer returns the entire camera to the photo processor. The processor then extracts the film and either disposes of the used camera or returns and/or sells it for recycling. According to third-party market research data, on a unit basis, single use camera sales grew to approximately 420 million units in calendar 2003 (a 5% increase over 2002) and accounted for approximately 88% of all non-digital cameras sold worldwide.

o TRADITIONAL FILM CAMERAS - This category includes essentially all other (non-single use) cameras that use silver halide film. Film formats include both 35mm and Advanced Photo System ("APS") cameras. According to third-party market research, on a unit basis, 35mm and APS cameras accounted for approximately 57 million or about 12% of all non-digital cameras sold worldwide in calendar 2003 (a decrease of 10.9% as compared to 2002).

MARKET TRENDS

Market trends within the image capture industry include the following:

o GROWTH OF DIGITAL PHOTOGRAPHY. Digital photography is one of the fastest growing areas of the photography market. According to available third-party market research data, worldwide consumer digital camera unit sales grew at an average rate of approximately 45% per calendar year from 2000 through 2003, and are projected to grow at an average rate of approximately 23% per calendar year with unit sales expected to surpass 105 million units in 2007. Despite their relatively recent acceptance in the consumer market, digital camera sales have already surpassed sales of instant cameras, single lens reflex cameras ("SLRs") and traditional 35mm and APS cameras.

o NEW DIGITAL IMAGE CAPTURE DEVICES. In a clear departure from silver halide photography, digital imaging enables images to be displayed and used in ways that were previously impossible. Device manufacturers have begun to incorporate image capture devices into cellular phones, personal digital assistants, laptop computers and security monitoring devices.

o GROWTH OF SINGLE USE CAMERAS. Single use cameras are inexpensive, easy to use and deliver high quality photographs. From 1999 through 2003, the number of single use cameras sold worldwide grew at a compound annual rate of 9.4%, according to available third-party market research data.

PRODUCTS

Our products include digital, 35mm traditional and single use cameras. We sell to our retail customers our own branded and private label products, a number of which we have developed and manufactured. We also serve as a contract manufacturer of developed and co-developed products for our customers.

We offer a variety of CMOS2 and CCD-imager3 based digital cameras, ranging from VGA4 resolution up to and including 6.0 mega pixels. During Fiscal 2004, we completed the development of a number of new digital cameras and currently have additional products in various stages of development. From these products, we have built and are selling new camera models. These products are designed for configuration flexibility so that features, styles and user interfaces can be changed, allowing for other models and appearances using a common base to accommodate different user and customer preferences.

----------

2 "CMOS" is the acronym for complementary metal-oxide semiconductor. 3 "CCD" is the acronym for charge-coupled device.
4 "VGA" is the acronym for video graphics array.

We also offer a complete line of single use cameras which has enabled us to provide encasements, finishes and packaging to accommodate different user and customer preferences.

Our 35mm camera products range from entry-level to higher priced, fully featured zoom models and include models used by certain RSD customers to support special promotion and loyalty programs they offer to their customers.

Our expenditures for product design and development increased to $10.5 million in Fiscal 2004 from $8.5 million in Fiscal 2003 and $7.6 million in Fiscal 2002. We expect design and product development expense to decrease in Fiscal 2005 as we increase the percentage of products purchased from third-party manufacturers. For additional information regarding product development costs, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

SALES AND MARKETING

We make direct sales to retailers on a worldwide basis through offices and/or representatives in the United States, Latin America and Canada ("Americas"), offices in the United Kingdom, France and Germany ("Europe") and offices in Hong Kong, China and Japan ("Asia"). Concord Asia is also involved in DMS sales, as well as sales to and sales support for large retail customers in the Americas, Europe and Asia. We have marketed our products to retailers on a private label basis and/or under the following brand names:

                    o Argus                            o Goldline
                    o Apex                             o Go Wireless
                    o Concord                          o Jenoptik
                    o Concord Eye Q                    o Keystone
                    o EasyShot                         o Le Clic
                    o Fun Shooter                      o Polaroid

We have established our presence with our retail customers by offering attractive, easy to use and popularly priced digital, APS, and 35mm format cameras and 35mm and APS format single use cameras. We produce many different types of cameras which are sold through thousands of retail outlets.

We have in-house sales and marketing personnel who make the majority of our direct sales to DMS and retail customers. To assist our in-house RSD sales staff, we also have nine independent sales representatives who serve specific geographic areas. Sales representatives generally receive commissions ranging from 1.0% to 3.0% of net sales to retail customers, depending on the type of customer, and may act as sales representatives for manufacturers of other non-photographic products. We also sell products to distributors who, in turn, sell our product to retailers.

COMPETITION

The image capture industry, and particularly digital products which are very volatile, is highly competitive with over 50 companies marketing products to the retail market. As a manufacturer and distributor of popularly priced, image capture devices, we encounter substantial competition from a number of companies, many of which have longer operating histories, more established markets and brand recognition, and more extensive research and development and manufacturing capabilities than we have. Key competitors include: Canon, Fuji, Hewlett-Packard, Kodak, Olympus, Nikon, Sony, Pentax, Konica/Minolta, Panasonic, Samsung and Vivitar. Many of these competitors have greater resources than we have or may reasonably be expected to have in the foreseeable future. Our competitive position is dependent upon our ability to develop and manufacture or purchase from third-party manufacturers high quality products at the lowest cost.

BACKLOG

Due to the lead time required for production and shipping and the need to build inventory to meet seasonal demand, we may at times have a backlog of orders for products. We define backlog as unfulfilled orders supported by signed contracts or purchase orders for delivery of our products generally within the next six months. Our backlog at July 3, 2004 was approximately $13.8 million. We experience fluctuations in our backlog at various times during our fiscal year. We expect that approximately $13.4 million of the unfulfilled orders at July 3, 2004 will be shipped during the first quarter of Fiscal 2005. Although we believe that our entire backlog consists of firm orders, our backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer cancellations and order changes and changes in delivery schedules and delays inherent in the shipments of products. No assurance can be given that the current backlog will necessarily lead to revenue in any specific future period.

MAJOR CUSTOMERS

Our RSD sales to retailers represented $156.0 million, or 76.8%, of total net sales in Fiscal 2004, compared to $145.8 million or 76.8% of total net sales in Fiscal 2003. The year over year increase in RSD sales was attributable, in part, to the introduction of new products and marketing programs. In Fiscal 2004, we had two retail customers each of whose purchases represented in excess of 10% of our total net sales: (i) Wal-Mart (19.3% of total net sales); and (ii) Walgreens (11.4% of total net sales).

DMS customers accounted for $47.1 million, or 23.2%, of our total net sales in Fiscal 2004. In Fiscal 2004, sales to Kodak accounted for 19.6% or $39.8 million of our total net sales. We manufacture products for Kodak under two DMS contracts. We have received notification from Kodak that it intends to cease purchases under our two DMS contracts by the end of the second quarter of Fiscal 2005. We expect sales to Kodak in Fiscal 2005 to be approximately $14.0 million.

SEASONALITY

Sales of our products are linked to the timing of vacations, holidays and other leisure activities. Sales are normally strongest in the first and second quarters of our fiscal year as demand is high as retailers prepare for the holiday season. Sales are also strong in the fourth quarter of our fiscal year due to demand driven by heavy vacation activity, and events such as weddings and graduations. Sales are normally lowest in the third quarter of our fiscal year due to the absence of holidays and fewer people taking vacations during that time.

LICENSING ACTIVITIES

In August 2002, we entered into two license agreements with Polaroid Corporation. These licenses provide for the exclusive (with the exception of products already released by Polaroid into the distribution chain), worldwide use of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of 35mm and APS single use cameras, 35mm and APS manual and motorized traditional cameras, including zoom cameras, and certain related accessories. The licenses do not include instant or digital cameras. Each license includes an initial term of three and a half years and may be renewed at our option for an additional three-year period.

We have a worldwide (excluding Japan until January 1, 2005) non-exclusive license to use certain of Fuji's single use camera patents and patent applications in connection with the manufacture, remanufacture and sale of single use cameras. The license extends until the later of February 26, 2021 or the expiration of the last of the licensed Fuji patents to expire. Single use cameras accounted for $110.0 million, or 54.2%, of our Fiscal 2004 net sales.

As part of the acquisition of Jenimage, we entered into a twenty year, worldwide trademark license agreement with Jenoptik AG for the exclusive use of the JENOPTIK brand name and trademark on non-professional consumer imaging products including, but not limited to, digital, single use and traditional cameras, and other imaging products and related accessories. There are no minimum guaranteed royalty payments.

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

Our manufacturing and related dormitory facilities are over 600,000 square feet. See "Properties" below. Our PRC manufacturing facilities received the Social Accountability 8000 ("SA8000") certification in November 2001. The SA8000 is an international standard designed to ensure safe working conditions, fair management practices and the protection of workers' rights. Our PRC manufacturing facilities are ISO 9000 and 9001 accredited.

EQUIPMENT, COMPONENTS, RAW MATERIALS AND PRODUCTS FROM THIRD-PARTY MANUFACTURERS

We own the tools and equipment necessary to manufacture a number of the products and components used in our products. Numerous manufacturers and suppliers located in the Far East and other parts of the world supply us with raw materials, components and finished products that we do not manufacture. Raw materials and components that we purchase include film, batteries, glass lenses, plastic resins, metal, packaging, electronic components, sensors, digital signal processors, memory and displays.

Digital camera procurement and component procurement for digital cameras is more complex than for traditional and single use cameras. Availability, longer procurement lead times, delays in procurement, and price fluctuations of digital cameras and the components for digital cameras, which are outside our control, have adversely impacted and could continue to adversely impact our business, inventory position, results of operations and financial condition (see Risk Factors in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation below).

PRC OPERATIONS

Our operations are substantially dependent upon our manufacturing and assembly activities. Our current processing agreement with the PRC entities expires in October 2006. We expect to continue manufacturing in the PRC after October 2006 either under a renewal of our processing agreement or pursuant to some other form of legal authorization.

In April 2002, we established and registered a wholly foreign owned enterprise ("WFOE"), named Concord Camera (Shenzhen) Company Limited ("Concord Shenzhen"), pursuant to the laws of the PRC concerning enterprises with a sole foreign investor. The business license of Concord Shenzhen, which is a wholly-owned subsidiary of Concord Camera HK Limited ("Concord HK"), permits it to manufacture and sell its products both in the PRC and internationally. Concord Shenzhen started operating in September 2002.

TRADEMARKS AND PATENTS

We own trademarks which include, but are not limited to, CONCORD, CONCORD EYE Q, GO WIRELESS FUN SHOOTER, LE CLIC and GOLDLINE for cameras sold in the United States and numerous foreign countries and the ARGUS name in numerous foreign countries. We license the trademark POLAROID for exclusive use worldwide in connection with the manufacture, distribution, promotion and sale of single use and traditional film-based cameras (excluding instant and digital cameras). We also license the JENOPTIK trademark on a worldwide basis for non-professional consumer imaging products and accessories (both digital and film-based). We own numerous patents, certain of which are used in our current products. We have applied for, and will continue to apply for, in the United States and foreign countries, patents to protect the inventions and technology developed by or for the Company. We do not believe our competitiveness and market share are dependent on the ultimate disposition of our patent applications. We license patents and patent applications related to single use cameras from Fuji in connection with the manufacture and sale of single use cameras.

EMPLOYEE RELATIONS

As of September 20, 2004, we had 253 employees, 56% of whom were located in Hong Kong and the PRC. We currently have one collective bargaining agreement covering seven employees in France which has no stated expiration date. During Fiscal 2004, pursuant to our agreements with PRC governmental agencies, and based upon production demand, approximately 5,100 to 7,550 people worked in our PRC manufacturing facilities. We believe that our relationship with our employees and workers is satisfactory.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

For financial information about geographic areas, see Note 23, "Geographic Area Information," in the Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES.

In Hollywood, Florida, we lease approximately 20,000 square feet of office space. We also lease a warehouse in Fort Lauderdale, Florida, which consists of approximately 13,700 square feet, of which about 825 square feet is office space. These leases expire on January 31, 2014, and January 31, 2009, respectively. The distribution activities previously conducted at the Fort Lauderdale warehouse have been outsourced to a third-party warehouse and transportation services facility in California. We plan to sub-lease the Fort Lauderdale warehouse for the remainder of the lease term.

In Hong Kong, we lease approximately 33,000 square feet of office and warehouse space comprised of one floor under a lease expiring in 2047 and four floors under a lease which will expire on July 31, 2006. In the United Kingdom, we own an 11,000 square foot building on a one-half acre parcel that we have contracted to sell on or before March 10, 2005. We also lease warehouse and/or office space in France, Canada, Germany and Japan in connection with the activities of our subsidiaries in these jurisdictions.

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

ITEM 3.  LEGAL PROCEEDINGS.

In July 2002, a class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be shareholders of the Company. On August 20, 2002, the Company filed a motion to dismiss the complaint and in December 2002, the Company's motion was granted by the court and the complaint was dismissed. In January 2003, an amended class action complaint (the "Amended Complaint") was filed adding certain of the Company's current and former directors as defendants. The lead plaintiffs in the Amended Complaint sought to act as representatives of a class consisting of all persons who purchased the Company's Common Stock (i) issued pursuant to the Company's September 26, 2000 secondary offering (the "Secondary Offering") or (ii) during the period from September 26, 2000 through June 22, 2001, inclusive. On April 18, 2003, the Company filed a motion to dismiss the Amended Complaint and on August 27, 2004, the court (i) dismissed all claims against the defendants related to the Secondary Offering and (ii) dismissed all claims against the defendants related to allegations of misconduct occurring before February 2001 or after April 2001 (the period February 2001 through April 2001 hereinafter referred to as the "Shortened Class Period"). The allegations remaining in the Amended Complaint are centered around claims that the Company failed to disclose, in periodic reports it filed with the Securities and Exchange Commission ("SEC") and in press releases it made to the public during the Shortened Class Period regarding its operations and financial results, that a large portion of its accounts receivable was represented by a delinquent and uncollectible balance due from then customer, KB Gear Interactive, Inc ("KB Gear"), and claims that such failures artificially inflated the price of the Common Stock. The Amended Complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The Company intends to vigorously defend the lawsuit. The lawsuit is in the earliest stage and discovery has not yet commenced. Although the Company believes this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained. On September 17, 2002, the Company was advised by the staff of the SEC that it is conducting an informal inquiry related to the matters described above. On October 15, 2002, the staff of Nasdaq requested certain information and materials related to the matters described above and as to matters related to the previously reported embezzlement of Company funds by a former employee, uncovered in April 2002. The Company has not received any further communication from the SEC with respect to the informal inquiry or from Nasdaq with respect to their request since the Company last responded in February 2003.

In April 2004, a patent infringement complaint was filed against 28 defendants, including the Company, in the United States District Court for the Eastern District of Texas. The complaint asserts that the defendants have conducted activities which infringe U.S. Patent No. 4,698,672, entitled Coding System for Reducing Redundancy. The complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The lawsuit is in the earliest stage and discovery has not yet commenced. Although the Company believes this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained.

In August and September 2004, three class action complaints were filed against the Company in the United States District Court for the Southern District of Florida by individuals purporting to be shareholders of the Company [Martin Brustein v. Ira B. Lampert, Harlan Press, Richard M. Finkbeiner and Concord Camera Corp.; Chalermchai Punya v. Concord Camera Corporation, Ira Lampert, Harlan Press and Richard Finkbeiner; and Morris Akerman v. Ira B. Lampert, Harlan Press and Concord Camera Corp.]. The claims in the three class actions are essentially the same. The Company expects these lawsuits to be consolidated into one case. The plaintiffs in these complaints seek to act as representatives of a class consisting of all persons who purchased the Company's Common Stock during the period from August 14, 2003 through May 10, 2004, inclusive (the "Class Period"), and who were allegedly damaged thereby. The allegations in the complaints are centered around claims that the Company failed to disclose, in periodic reports it filed with the SEC and in press releases it made to the public during the Class Period regarding its operations and financial results, the full extent of the Company's excess, obsolete and otherwise impaired inventory, and claims that such failures artificially inflated the price of the Common Stock. The complaints seek unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The Company intends to vigorously defend the lawsuits. The lawsuits are in the earliest stage and discovery has not yet commenced. Although the Company believes these lawsuits are without merit, their outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained.

The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of our management, the resolution of such matters will not have a material adverse effect on its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

Our Common Stock has been quoted on the Nasdaq National Market under the symbol "LENS" since July 12, 1988. The following table shows, for each quarter in Fiscal 2004 and Fiscal 2003, the high and low sales prices per share of our Common Stock as reported by the Nasdaq National Market.

Quarter Ended                                 High             Low
-------------                                 ----             ---
July 3, 2004...............................  $6.46           $2.64
March 27, 2004............................. $10.14           $5.53
December 27, 2003.......................... $14.06           $9.62
September 27, 2003......................... $12.65           $6.84

June 28, 2003..............................  $7.35           $4.96
March 29, 2003.............................  $6.25           $5.00
December 28, 2002..........................  $6.50           $4.28
September 28, 2002.........................  $6.00           $3.55

The closing price of our Common Stock on the Nasdaq National Market on September 20, 2004 was $1.82 per share. As of September 20, 2004, there were 969 shareholders of record of our Common Stock.

The Company has never paid cash dividends and does not presently intend to pay cash dividends.

We did not repurchase any of our shares in the fourth quarter of Fiscal 2004.

ITEM 6.  SELECTED FINANCIAL DATA.

(Dollars in thousands, except per share data)

                                                                          Fiscal Year Ended
                                                    --------------------------------------------------------------
STATEMENT OF                                          July 3,     June 28,     June 29,     June 30,       July 1,
OPERATIONS DATA:                                       2004         2003         2002         2001          2000
                                                       ----     ----------   ----------    -----------   -----------

Net sales                                           $ 203,132     $189,783   $  129,317    $   180,061   $   167,720

Cost of products sold                                 188,954      153,532      110,345        152,598       126,148
                                                   ----------   ----------   ----------    -----------   -----------

Gross profit                                           14,178       36,251       18,972         27,463        41,572

Operating expenses                                     44,141(d)    31,651(c)    28,683         45,056        25,607
                                                   ----------   ----------   ----------    -----------   -----------

Operating (loss) income                               (29,963)       4,600       (9,711)       (17,593)       15,965

Other income, net                                        (500)      (2,372)      (3,060)        (4,892)         (883)
                                                   ----------   ----------   ----------    -----------   -----------

(Loss) income before taxes and extraordinary gain     (29,463)       6,972       (6,651)       (12,701)       16,848

Provision (benefit) for taxes                           7,537          569       (1,403)          (931)       (2,751)

Extraordinary gain (e)                                  5,778            -            -              -             -
                                                   ----------   ----------   ----------     ----------    ----------
Net (loss) income                                  $  (31,222)  $    6,403   $   (5,248)   $   (11,770)  $    19,599
                                                   ==========   ==========   ==========    ===========   ===========

Basic (loss) income per share (a)                  $    (1.09)  $     0.23   $    (0.19)   $    (0.45)   $      0.89
                                                   ==========  ==========   ===========   ===========    ===========

Diluted (loss) income per share (a)                $    (1.09)  $     0.22   $    (0.19)   $    (0.45)   $      0.81
                                                   ==========   ==========   ===========   ===========   ===========


BALANCE SHEET DATA:

Working capital                                    $  100,603   $  121,077   $  128,382    $   131,003   $    52,600
                                                   ==========   ==========   ==========    ===========   ===========

Total assets                                       $  189,517   $  205,814   $  198,076    $   213,666   $   134,003
                                                   ==========   ==========   ==========    ===========   ===========

Total debt                                         $    9,170   $            $   14,934(b) $    15,416   $    19,555
                                                   ==========   ==========   ==========    ===========   ===========
                                                                        --

Total stockholders' equity                         $  127,125   $  156,828   $  149,156    $   154,337   $    66,290
                                                   ==========   ==========   ==========    ===========   ===========


(a) Per share data for all periods presented has been restated to reflect a two-for-one stock split in Fiscal 2000.

(b) This debt was retired in August 2002. For further discussion, see Note 10 to the Consolidated Financial Statements.

(c) Includes $0.9 million of variable stock-based compensation expense. For further discussion, see Notes 1 and 14 to the Consolidated Financial Statements.

(d) Includes $0.7 million of variable stock-based compensation income. For further discussion, see Notes 1 and 14 to the Consolidated Financial Statements.

(e) Represents the excess of estimated fair value of net assets acquired over cost (negative goodwill) for the Jenimage acquisition. For further discussion, see Note 2 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Fiscal 2004 consolidated financial statements and the related notes thereto. Except for historical information contained herein, the matters discussed below are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including, but not limited to, economic, governmental, political, competitive and technological factors affecting the Company's operations, markets, products, prices and other factors discussed elsewhere in this report and other reports filed with the Securities and Exchange Commission ("SEC"). See "Risk Factors" below. These factors may cause results to differ materially from the statements made in this report or otherwise made by or on behalf of the Company.


                                    OVERVIEW

We design, develop, manufacture and sell on a worldwide basis popularly priced, easy-to-use image capture products. Our products include digital, 35 mm traditional and single use cameras. We manufacture and assemble products in the PRC, and purchase a significant amount of products from third-party manufacturers for sales to our retail customers under our brand names and on a premium and private label basis to our DMS customers. We expect purchases of products from third-party manufacturers will continue to increase in Fiscal 2005 and ensuing years to ensure that we deliver the optimal product mix on a timely basis to our customers.

Fiscal 2004 losses were primarily attributable to our digital camera products. We have initiated a strategic review process to, in part, determine how we may better compete in the digital camera market. As part of this process, we are evaluating a number of strategies related to digital cameras. The review process is not complete and no decision has been made at this time.

The loss in Fiscal 2004 was higher than expected primarily due to the following factors:

         1. Lower than anticipated net digital camera sales;
         2. Higher than expected provisions for digital camera returns and allowances;
         3. Higher digital camera and component inventory provisions;
         4. Lower than anticipated digital camera production volumes which resulted in manufacturing inefficiencies and other costs;
         5. Higher selling, general and administrative costs;
         6. Impairment of goodwill; and
         7. Increased deferred tax asset valuation allowance.

1.       Lower Than Anticipated Net Digital Camera Sales

During the second half of Fiscal 2004, the digital camera market in the United States and Europe faced significant competition primarily due to higher inventories at our retail customers, competitors and other manufacturers. Higher inventories led to fierce price competition in digital camera products. While the aggregate amount of digital camera sales increased over last year due to an increase in the average selling price of digital cameras, unit volume and average selling prices were below expectations because of competitive pricing and weak sell through with several retail customers. We reduced selling prices of digital camera products to meet significant competition.

2.       Higher Than Expected Provisions for Digital Camera Returns and
         Allowances

Excess retailer inventory and fierce price competition led to significant increases in our provision for digital camera allowances. In addition, provisions for digital camera returns provisions significantly increased primarily as a result of lower than expected sell through activity at our retail customers.

3.       Digital Camera and Component Inventory Provisions

Significant competition resulted in substantial price declines in digital cameras and led to an $11.1 million inventory charge to lower the carrying values of certain digital camera components and finished goods inventories below their cost basis to their estimated net realizable values. We anticipate that in Fiscal 2005, sales of certain digital cameras whose carrying values were reduced will result in significantly lower gross profit in both dollars and percentages of net sales as there will be approximately no margin on the sales of these products.

4. Lower Than Anticipated Digital Camera Production Volumes Which Resulted in Manufacturing Inefficiencies and Other Costs

Lower than expected demand and, therefore, lower production volumes in our manufacturing facilities created significant under absorption of manufacturing labor and overhead costs. These factors led to significantly lower gross profit in both dollars and as a percentage of sales.

5.       Higher Selling, General and Administrative Costs

These costs have also increased as we have invested in our anticipated future growth through the addition of personnel. We have incurred higher selling costs resulting primarily from the cost of additional sales and marketing personnel and variable costs related to higher sales. General and administrative costs have increased due to the design and implementation of our new ERP system, and significant costs associated with implementing measures necessary to comply with the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") and related regulations.

6.       Impairment of Goodwill

We performed an impairment test of our existing goodwill as of July 3, 2004. Under SFAS No. 142, goodwill impairment exists if the net book value of the reporting units exceed their fair value. We utilized our market capitalization at July 3, 2004 to estimate the fair value of our reporting units. As a result of the impairment test, we recorded a $3.7 million impairment charge for all of our goodwill.

7.       Increased Deferred Income Tax Asset Valuation Allowance

We increased our deferred income tax asset valuation allowance by $11.6 million. This increase had the impact of increasing our provision for income taxes by approximately $7.5 million in this fiscal year. We determined that we may not be able to realize our deferred income tax assets in Hong Kong, Europe and the U.S. In addition, we did not record the benefit of our current year losses as we have determined that it is not more likely than not that our deferred tax assets will be realized.

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

REVENUE RECOGNITION

The Company recognizes revenue when title and risk of loss are transferred to the customer, the sales price is fixed or determinable, and collectibility is probable, which is generally when the product is delivered to the customer. Revenues are recorded net of anticipated returns which the Company estimates based on historical rates of return, adjusted for current events as appropriate. Revenues are also recorded net of certain allowances provided to customers, including those related to advertising, discounts, and other promotions.

SALES RETURNS

We establish a provision for estimated sales returns based on historical product return trends. If the actual future returns are higher than we originally estimated which was based upon historical data, our net sales could be adversely affected.

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

INVENTORIES

Inventory purchases and commitments are based upon estimates of future demand which is difficult to forecast. If (i) there is a sudden and significant decrease in demand for our products; (ii) there is a higher rate of inventory obsolescence because of rapidly changing technology and customer requirements; and/or (iii) the market value and selling prices of our products to our customers decline or the price at which these customers can purchase similar products from other manufacturers is lower than ours, we may be required to reduce our inventory values resulting from lower of cost or market value adjustments and our gross profit could be significantly adversely affected. The obsolescence risk related to digital cameras is more significant than traditional 35 mm and single use cameras due to the shorter life cycles of digital products (See "Risk Factors" below).

DEFERRED INCOME TAXES

The deferred income tax asset valuation allowance is based on our assessment of the realizability of our deferred income tax assets on an ongoing basis and may be adjusted from time to time as necessary. In determining the valuation allowance, we have considered future taxable income and the feasibility of tax planning initiatives and strategies. The Company has a full valuation allowance on all of its deferred income tax assets as of July 3, 2004. Should we determine that it is more likely than not that we will realize certain of our deferred income tax assets in the future, an adjustment would be required to reduce the existing valuation allowance and increase income. On the contrary, if we determine that we would not be able to realize a recorded deferred income tax asset, an adjustment to increase our valuation allowance would be charged to the results of operations in the period such conclusion was made. Such charge could have an adverse effect on our provision for income taxes included in our results of operations.

IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS

Periodically, we review our long-lived assets for impairment. We will record an impairment loss when indications of impairment are present and where undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Since the Company incurred a significant operating loss during Fiscal 2004, a potential impairment indicator, it performed an impairment test of its long-lived and other assets as of July 3, 2004. The Company performed an impairment test by summarizing the undiscounted cash flows expected to result from the use and eventual sale of its long-lived and other assets, excluding goodwill. The sum of the undiscounted cash flows exceeded the carrying values of these assets and, accordingly, the Company concluded these carrying values are recoverable. No impairment indicators were identified for Fiscal 2003 or Fiscal 2002. For royalty related assets, we will record an impairment loss if the total expected royalty payments to be made over the life of an agreement, excluding any minimum required payments, are less than the royalty related assets' carrying value. The total expected royalty payments to be made over the life of an agreement are dependent on management's estimates about future sales volumes. Because judgment is required to estimate future sales volumes, the estimates are not necessarily indicative of the sales volumes that will actually be realized in the future. Such assets that are reviewed include patents, goodwill, licensing and royalty agreements and certain property, plant and equipment.

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


                         OFF-BALANCE SHEET ARRANGEMENTS

Under SEC regulations, in certain circumstances, we are required to make certain disclosures regarding the following off-balance sheet arrangements, if material:

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

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations, other than those described in the Notes to Consolidated Financial Statements. We do not have, nor do we engage in, transactions with any special purpose entities. We are not engaged in hedging activities and had no forward exchange contracts or other derivatives outstanding at July 3, 2004. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States, and are more fully discussed below in Liquidity and Capital Resources.

                   CONTRACTUAL OBLIGATIONS AS OF JULY 3, 2004
                                  (IN MILLIONS)

                                                                           PAYMENTS DUE BY PERIOD
                                                                        LESS THAN     1-3        3-5      MORE THAN
                CONTRACTUAL OBLIGATIONS                     TOTAL        1 YEAR      YEARS       YEARS     5 YEARS
                                                            -----        ------      ------     ------      -----

Operating Leases                                             $ 5.0         $1.3       $1.3      $0.9         $1.5
Purchase Obligations                                           9.1          9.1          -         -            -
Patent, Trademark, Licensing and Royalty Obligations           4.8          1.5        1.0       0.8          1.5
                                                            ------        -----      ------     -----       -----
Total                                                        $18.9        $11.9       $2.3      $1.7         $3.0
                                                            ======        =====      ======     =====       =====

                      RECENTLY ISSUED ACCOUNTING STANDARDS

For a discussion of recently issued accounting pronouncements, see Note 1, "Recently Issued Accounting Pronouncements" in the Notes to Consolidated Financial Statements.


                              RESULTS OF OPERATIONS

FISCAL 2004 COMPARED TO FISCAL 2003

NET SALES

Net sales ("sales") for Fiscal 2004 were $203.1 million, an increase of $13.3 million, or 7.0%, as compared to net sales for Fiscal 2003. The increase in sales was in large part due to new single use and traditional cameras sold to our RSD and DMS customers. RSD sales were $156.0 million for Fiscal 2004, an increase of $10.2 million, or 7.0%, as compared to Fiscal 2003, and accounted for 76.8% of total net sales. The growth in RSD net sales was mostly due to sales of private label traditional cameras and Polaroid branded single use cameras, new customers and organic growth from customers due to sell through and new product introductions. DMS net sales were $47.3 million in Fiscal 2004, an increase of $3.1 million, or 7.0%, as compared to the same period last year, and accounted for 23.3% of total net sales. The increase in DMS net sales was primarily attributable to sales of single use cameras to Kodak, partially offset by lower sales to existing customers. In Fiscal 2004, sales to Kodak accounted for 19.6% of total net sales or $39.8 million. We manufacture products for Kodak under two DMS contracts. We have received notification from Kodak that they intend to cease purchases under our two DMS contracts by the end of the second quarter of Fiscal 2005. We expect sales to Kodak in Fiscal 2005 to be approximately $14.0 million.

RSD net sales of our operations in the Americas for Fiscal 2004 were $106.0 million, an increase of $4.1 million, or 4.0%, as compared to Fiscal 2003. The increase in RSD net sales was due to sales of Polaroid branded and other single use and traditional cameras to new and existing customers resulting in increased market penetration, new digital camera product sales and organic growth from existing customers due to sell through and new product introductions.

RSD net sales of our operations in Europe for Fiscal 2004 were $47.4 million, an increase of $5.7 million, or 13.7%, as compared to Fiscal 2003. This increase was primarily attributable to offering new digital products to new and existing customers and the inclusion of sales to customers of Jenimage for the last eight weeks of Fiscal 2004.

Net sales of our operations in Asia for Fiscal 2004 were $49.7 million, an increase of $3.5 million, or 7.6%, as compared to Fiscal 2003. The increase was attributable primarily to growth in sales to our DMS customers and establishment and opening of our new subsidiary in Japan.

GROSS PROFIT

Gross profit for Fiscal 2004 was $14.2 million, or 7.0% of net sales, versus $36.3 million, or 19.1% of net sales, in Fiscal 2003. During Fiscal 2004, gross profit was negatively affected by an $11.1 million pre-tax charge to cost of products sold to lower the carrying value of certain digital camera and component inventories below their cost basis to their estimated net realizable value and increased depreciation expense by $1.8 million related to the reduction of the remaining useful lives of molds and tooling related to certain digital cameras. This resulted from the negative impact of a decline in the digital camera market, competitive pricing pressure and excess customer inventory levels. In addition, higher manufacturing costs mainly resulting from production inefficiencies related to the production of digital camera products contributed to the decrease in gross profit, in dollars and as a percentage of sales. Incremental overhead costs associated with the costs incurred in implementing our new ERP system also contributed to lower gross profit in Fiscal 2004. The effect of changing its method of applying manufacturing labor and overhead costs to inventories during the first quarter of Fiscal 2004, then cost of products sold and net loss in Fiscal 2004 each being approximately $1.7 million higher ($0.06 per diluted share) than under the prior method. The comparable prior year period included a $2.2 million benefit resulting from the favorable resolution of a previously disclosed disputed claim with a DMS customer in the third quarter of Fiscal 2003 partially offset by $0.8 million of additional air freight costs due to the West Coast dock worker's labor dispute. Product engineering, design and development costs for Fiscal 2004 and Fiscal 2003, in dollars and as a percentage of net sales, were $10.5 million (5.2 %) and $8.5 million (4.5%), respectively. We expect design and product development expenses to decrease in Fiscal 2005 as we increase our purchase of products from third-party manufacturers. For further discussion, see "Inventories" in the Critical Accounting Policies above.

OPERATING EXPENSES

Selling expenses for Fiscal 2004 were $13.5 million, or 6.6% of net sales. In Fiscal 2003, selling expenses were $8.9 million, or 4.7% of net sales. The increase was primarily due to the cost of additional sales and marketing personnel, royalties related to the Polaroid brand licenses, tradeshows, and higher variable costs including freight and handling, all of which are attributable to the year over year increase in sales. Selling expenses in Fiscal 2004 included costs incurred by Jenimage during the period May 10, 2004 through July 3, 2004.

General and administrative ("G&A") expenses were $26.8 million, or 13.2% of net sales, for Fiscal 2004. This compared to $20.6 million, or 10.9% of net sales, for the prior year. The increase in G&A expenses was primarily due to increases in personnel, severance costs, professional fees associated with designing and installing an ERP system, costs associated with implementing measures necessary to comply with Sarbanes-Oxley, and additional costs associated with our anticipated sales growth. G&A expenses in Fiscal 2004 include costs incurred by Jenimage during the period May 10, 2004 through July 3, 2004. During Fiscal 2003, G&A expenses included a $0.5 million recovery from Polaroid Corporation resulting in a reduction of expenses.

Variable stock-based compensation income for Fiscal 2004 was $0.7 million because the Common Stock price on July 3, 2004, was below the new repriced stock options' exercise price of $5.97. Variable stock-based compensation income cannot exceed the cumulative expense recorded to date of $0.9 million for remaining outstanding repriced options. For Fiscal 2003, the Company recorded $0.9 million of variable stock-based compensation expense in the consolidated statement of operations because its Common Stock price on June 28, 2003 was higher than the new repriced stock options' exercise price of $5.97. See Note 1, "Stock-Based Compensation" in the Notes to Consolidated Financial Statements for further discussion.

Interest expense for Fiscal 2004 was $0.7 million, compared to $1.2 million for Fiscal 2003. The decrease of $0.5 million was attributable to the reduction in interest expense related to the repurchase of Senior Notes in August 2002 and the related non-recurring write-off of deferred finance costs of $0.3 million recorded in Fiscal 2003. See Note 10, "Senior Notes," in the Notes to the Consolidated Financial Statements for further discussion.

GOODWILL IMPAIRMENT

Goodwill impairment was $3.7 million for Fiscal 2004 compared to no expense for Fiscal 2003. Under FAS 142, goodwill impairment exists if the carrying value of the reporting unit exceeds its fair value. We utilized our market capitalization at July 3, 2004 to estimate the fair value of our reporting units. As a result of the impairment tests, we recorded a $3.7 million impairment charge for all of our goodwill.

OTHER INCOME, NET

Other income, net was $0.5 million and $2.4 million for Fiscal 2004 and Fiscal 2003, respectively. The decrease of $1.9 million related primarily to the loss of $0.9 million recorded in the Second Quarter Fiscal 2004 as a result of the sale of short-term investments. Over the holding period of the short-term investments, we realized a net positive return of $0.6 million after giving effect to the dividend income received which more than offset the loss. See Note 1, "Description of Business and Summary of Significant Accounting Policies," in the Notes to the Consolidated Financial Statements.

INCOME TAXES

As a company engaged in processing activities in the PRC, we currently do not pay income or turnover taxes in the PRC, but there can be no assurance we will not be required to pay such taxes in the future. Hong Kong is taxed separately from the PRC. Since 2003 Concord HK's annual tax rate has been 8.75%.

As a company engaged in processing activities in the PRC, we have never paid any income or turnover tax to the PRC related to those activities in the PRC. Existing PRC statutes can be construed as providing for a minimum of 10% to 15% income tax and a 3% turnover tax on our processing activities; however, the PRC has never attempted to enforce those statutes. We have been advised that the PRC's State Tax Bureau is reviewing the applicability of those statutes to processing activities of the type engaged in by us, but it has not yet announced any final decisions as to the taxability of those activities. After consultation with our tax advisors, we do not believe any tax exposure we may have on account of our processing operations in the PRC will be material to our financial position and results of operations.

We do not provide for U.S. federal income taxes on undistributed earnings of our foreign subsidiaries because we intend to permanently reinvest such earnings. Undistributed earnings of our foreign subsidiaries approximated $20.6 million as of July 3, 2004. It is not practicable to estimate the amount of tax that might be payable if such earnings were ever remitted. However, no withholding taxes would be payable under current law. For U.S. federal tax purposes, as of July 3, 2004, we had net operating loss carryforwards of $2.2 million, which expire in 2016. Additionally, we have $36.0 million of net operating loss carryforwards related to our foreign operations, $34.3 million of which relates to Hong Kong, which have no expiration dates.

In the year ended July 3, 2004, management evaluated the Company's deferred income tax assets. As part of assessing the realizability of its deferred income tax assets, management evaluated whether it is more likely than not that some portion or all of its deferred income tax assets will be realized. The realization of its U.S., Europe and Hong Kong deferred income tax assets relates directly to the Company's tax planning initiatives and strategies for U.S. federal and state, Europe and Hong Kong income tax. In the year ended July 3, 2004, based on all the available evidence, management determined that it is not more likely than not that its deferred income tax assets will be realized. Accordingly, a full $12.1 million valuation allowance was recorded against all of the Company's deferred income tax assets as of July 3, 2004. For Fiscal 2004, Fiscal 2003, and Fiscal 2002, the Company's effective tax rate was 25.3%, 8.2%, and (21.1%), respectively. The Company's future effective tax rate will depend on the apportionment between foreign and domestic taxable income and losses, and the statutory rates of the related tax jurisdictions.

EXTRAORDINARY GAIN - ACQUIRED NET ASSETS IN EXCESS OF COST

On May 10, 2004, the Company completed the acquisition of Jenimage Europe GmbH ("Jenimage"), a German corporation. The acquisition, recorded under the purchase method of accounting, included the purchase of 100% of the outstanding stock of Jenimage for $13.4 million in cash, excluding any related acquisitions costs. A portion of the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market value at the date of acquisition. The $20.3 million of net assets acquired exceeded the total purchase price of $14.5 million and, as a result, $5.8 million was recorded as an extraordinary gain.

NET (LOSS) INCOME

As a result of the matters described above, we reported a net loss of ($31.2) million, or ($1.09) per diluted share, for Fiscal 2004 as compared to net income of $6.4 million, or $0.22 per diluted share, for Fiscal 2003.

FISCAL 2003 COMPARED TO FISCAL 2002

NET SALES

Net sales for Fiscal 2003 were $189.8 million, an increase of $60.5 million, or 46.8%, as compared to net sales for Fiscal 2002. The increased sales were driven by increased sales of digital cameras, single use cameras and traditional cameras from new accounts and organic growth from existing accounts from sell through and new product introductions. Sales in Fiscal 2003 to our RSD and DMS customers increased over Fiscal 2002. For Fiscal 2003, RSD net sales were $145.8 million, an increase of $50.1 million, or 52.3% over Fiscal 2002. The increase in net sales resulted principally from new digital camera sales, sales of Polaroid branded single use and traditional cameras, new accounts and organic growth from existing accounts due to sell through and new product introductions. DMS net sales were $44.0 million for Fiscal 2003, an increase of $10.4 million, or 30.9%, as compared to Fiscal 2002. The increase in DMS sales was due primarily to sales of a new single use camera being manufactured for Kodak under a supply agreement entered into in September 2002, coupled with digital camera sales to a Fuji subsidiary, Legend Group Limited in the PRC and Visioneer, Inc., and other sales to existing customers, partially offset by the previously disclosed expiration of certain DMS contracts.

Net sales for Asia for Fiscal 2003 were $46.2 million, an increase of $11.8 million, or 34.6%, as compared to Fiscal 2002. The increase was primarily due to higher DMS net sales to Kodak.

Net sales for the Americas for Fiscal 2003 were $101.9 million, an increase of $33.2 million, or 48.3%, as compared to Fiscal 2002. The increase was primarily due to new digital camera sales, the success of certain new marketing programs, increased penetration with existing customers, and the positive sell through of certain new products.

Net sales for Europe for Fiscal 2003 were $41.7 million, an increase of $15.4 million, or 58.6%, as compared to Fiscal 2002. This increase was principally due to new digital camera sales.

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

OPERATING EXPENSES

Selling expenses for Fiscal 2003 were $8.9 million, or 4.7% of net sales. Fiscal 2002 selling expenses were $6.3 million, or 4.9%, of net sales. The increase was primarily due to additional sales and marketing personnel, higher freight and handling costs, and royalties related to the Polaroid brand licenses, all of which were attributable to the Company's year over year increased sales.

G&A expenses were $20.6 million, or 10.9% of net sales for Fiscal 2003. This compared to $21.0 million, or 16.2% of net sales in Fiscal 2002. Fiscal 2003 G&A expenses included a $0.5 million reduction in expense due to a payment from Polaroid in settlement of Concord's outstanding Polaroid claims related to the Polaroid bankruptcy filing, while Fiscal 2002 G&A expenses included a $1.6 million accounts receivable provision due to the Polaroid bankruptcy, a $1.1 million charitable contribution for victims of the September 11, 2001 terrorist attack, and a net $0.7 million provision due to the Kmart Corporation bankruptcy. The remaining elements of G&A expenses increased year over year by $3.5 million primarily due to the costs of additional staffing, professional and insurance costs, and other costs associated with the Company's growth.

Variable stock-based compensation expense for Fiscal 2003 was $0.9 million as compared to no expense in Fiscal 2002, primarily because the Company's Common Stock price was higher on June 28, 2003 than the October 2001 repriced stock options' exercise price of $5.97 and on June 29, 2002 was below the exercise price of $5.97. See Note 1, "Stock-Based Compensation" in the Notes to Consolidated Financial Statements for further discussion.

Interest expense decreased by $1.3 million, or 51.2%, to $1.2 million for Fiscal 2003 from $2.5 million for Fiscal 2002. The lower interest expense in Fiscal 2003 was attributable to the repayment of the $15.0 million, 11% Senior Notes ("Senior Notes").

OTHER INCOME, NET

Other income, net was $2.4 million and $3.1 million for Fiscal 2003 and Fiscal 2002, respectively. Other income, net primarily includes investment income, foreign exchange gains and losses, directors' fees, and certain investor relations costs. Fiscal 2002 included $1.2 million of non-recurring income from an arbitration award, while Fiscal 2003 included $1.4 million due to foreign exchange gains. Investment income for Fiscal 2003 was $1.5 million as compared to $2.4 million for Fiscal 2002. Fiscal 2002 included higher investment income primarily attributable to higher interest rates.

INCOME TAXES

Income tax provision (benefit) was $0.6 million and $(1.4) million for Fiscal 2003 and Fiscal 2002, respectively. The increase in the income tax (benefit) is primarily due to the increase in net income for Fiscal 2003, which was significantly attributable to income generated from our foreign operations. See "Income Taxes" under the "Fiscal 2004 Compared to Fiscal 2003" discussion for additional income tax information.

NET INCOME (LOSS)

As a result of the matters described above, we reported net income of $6.4 million, or $0.22 per diluted share, for Fiscal 2003 as compared to a net loss of $(5.2) million, or $(0.19) per share, for Fiscal 2002.


                         LIQUIDITY AND CAPITAL RESOURCES

We are not aware of factors that are reasonably likely to adversely affect liquidity trends, other than those factors summarized under the caption "Risk Factors" in this report. We do not have, nor do we engage in, transactions with any special purpose entities. We are not engaged in hedging activities and had no forward exchange contracts outstanding at July 3, 2004. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States, and are more fully discussed below.

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

Working Capital - At Fiscal 2004 year end, working capital was $100.6 million as compared to Fiscal 2003 year end working capital of $121.1 million, a decline of $20.5 million. Cash and short-term investments decreased by $30.4 million from $88.3 million at June 28, 2003 to $57.9 million at July 3, 2004, primarily as the result of cash used in operations of $25.1 million, a $9.1 million (net of cash acquired) utilization of cash in the Jenimage Acquisition and payment of $6.8 million for fixed asset expenditures. These uses of cash, totaling $41.0 million, were partially offset by $10.8 million of cash provided by the sale of short-term investments; and $2.0 million of proceeds received from Common Stock issuance resulting from stock option exercises. Accounts receivable decreased by $11.6 million and inventories increased by $23.0 million during Fiscal 2004 as a result of our sales growth.

Cash (Used in) Provided by Operating Activities - Cash used in operations in Fiscal 2004 was ($23.3) million, which compared unfavorably to cash provided by operations of $5.0 million for Fiscal 2003 and cash used in operations of $(1.1) million for Fiscal 2002. The changes in cash provided by operating activities for the respective Fiscal Years were primarily attributable to net income and changes in accounts receivable, inventories and accounts payable.

Cash Provided by (Used in) Investing Activities - Capital expenditures for Fiscal 2004, Fiscal 2003 and Fiscal 2002 were $6.8 million, $5.8 million, and $2.1 million, respectively, and related primarily to expenditures on plant and equipment for our manufacturing facilities in the PRC. The increase in Fiscal 2004 was primarily the result of expenditures for a new ERP software package and equipment and expenditures primarily related to digital camera production tooling and other plant and equipment at our manufacturing facilities in the PRC. For Fiscal 2004, the increase in cash from investing activities related to proceeds received from sale of short-term investments, offset by the cash used in the Jenimage acquisition net of cash received. (See "Working Capital" for additional information.)

Cash Provided by (Used in) Financing Activities - Cash flow from financing activity in Fiscal 2004 was $11.1 million. This resulted from proceeds received from borrowing under short-term credit facilities of $9.2 million and Common Stock issuances resulting from stock option exercises of $2.0 million. Cash used in financing activities in Fiscal 2003 was $14.4 million resulting from the repayment of the Senior Notes and from repayments of capital lease obligations. In Fiscal 2002, cash used in financing activities of $0.2 million was attributable to the repayment of a capital lease obligation.

Operating Leases - We enter into operating leases in the ordinary course of business (e.g., warehouse facilities, office space and equipment) where the economic profile is favorable. The effects of outstanding leases are not material to us either in terms of annual cash flow or in total future minimum payments. See Note 17, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements.

Purchase Commitments - As part of the ordinary course of our business, we enter into and have purchase commitments for components, raw materials, supplies, services, finished camera products, and property, plant and equipment. In the aggregate, such commitments are not at prices in excess of current market (except for those wherein the cost basis has been lowered to net realizable value) and typically do not exceed one year.

Related Party Transactions - We engaged in related party transactions as discussed in Note 19, "Related Party Transactions," in the Notes to Consolidated Financial Statements. These transactions do not materially affect our results of operations, cash flows or financial condition.

Other Contractual Obligations - We do not have any material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. See Hong Kong Credit Facilities below for information about our financial guarantees.

Hong Kong Credit Facilities - Concord HK has various demand revolving credit facilities in place providing an aggregate of approximately $38.3 million in borrowing capacity ("facilities"). These facilities include a new $12.3 million revolving loan facility denominated in European Central Bank Euros that was entered into on June 10, 2004 by Concord HK. The remaining $26.0 million of facilities are denominated in Hong Kong dollars. Since 1983, the Hong Kong Dollar has been pegged to the United States Dollar. These remaining facilities are comprised of 1) an approximate $24.0 million Import Facility with an approximate $2.6 million Packing Credit and Export sub-limit Facility, and 2) an approximate $1.9 million Foreign Exchange Facility. The previous $8.0 million Accounts Receivable Factoring Facility expired in November 2003 and was not renewed. The Company guarantees all of the amounts under the facilities. The facilities bear interest at variable rates. At June 28, 2003, there were no amounts outstanding under the facilities. At July 3, 2004, the Company had $6.2 million outstanding under the Euro facility and $3.0 million outstanding under the Import Facility. All of the facilities are subject to certain covenants and all were in compliance as of July 3, 2004.

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

Exchange Offer - On August 28, 2001, we launched an offer to exchange outstanding stock options that had an exercise price of more than $7.00 per share for new options to purchase 75% of the shares subject to the outstanding options at an exercise price of $5.97 per share (the closing price of the Common Stock reported on the Nasdaq National Market on the date the Board of Directors approved the exchange offer). The exchange offer expired on October 16, 2001. We accepted for exchange and cancelled options to purchase a total of 1,375,876 shares of Common Stock and issued new options to purchase a total of 1,031,908 shares of Common Stock in exchange for the cancelled options. As a result of the exchange offer, we are now required to apply variable accounting to these new stock options until the options are exercised, cancelled or expired. For Fiscal 2004, we recorded $0.7 million of variable stock-based compensation income in the consolidated statement of operations because our Common Stock price on July 3, 2004, was below the exercise price of $5.97. For Fiscal 2003, we did not record any variable stock-based compensation expense in the consolidated statements of operations because the Company's stock price on June 28, 2003 was below the exercise price of $5.97. Because the determination of variable accounting expense associated with the repriced stock options is dependent, in part, on our closing stock price at the end of each prospective reporting period, it is not possible to determine its future impact, either favorable or unfavorable, on our results of operations.

Common Stock Buy-Back Programs - In Fiscal 2000, we purchased 190,888 shares of our Common Stock on the open market for $0.8 million as part of a Board of Directors (the "Board") approved Common Stock buy-back program. In February 2001, we adopted an additional share repurchase program pursuant to which the Board allocated up to $10.0 million for the repurchase of shares of our Common Stock. The 2001 program has been terminated.

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

Senior Notes - In Fiscal 1999, we consummated a private placement of $15.0 million of unsecured Senior Notes that bore interest at 11%. During Fiscal 2003, we repurchased all of these Senior Notes at slightly below par.

On May 10, 2004, the Company has entered into a twenty (20) year, worldwide trademark license agreement with Jenoptik AG for the exclusive use of the JENOPTIK brand name and trademark on non-professional consumer imaging products including, but not limited to, digital, single use and traditional cameras, and other imaging products and related accessories. The acquisition cost of the license was $1.8 million and is not a prepayment of royalties. The license agreement provides for a royalty of one-half of one percent (0.5%) of net sales of non-professional consumer imaging products bearing the JENOPTIK brand name for the first ten (10) years of the license and a royalty fee of six-tenths of one percent (0.6%) for the second ten (10) years of the license. There are no minimum guaranteed royalty payments.

License Agreements - In Fiscal 2003, we entered into two Polaroid licensing agreements. The two license agreements provide for the exclusive (with the exception of products already released by Polaroid into the distribution chain) worldwide use of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of single-use cameras and traditional film based cameras, including zoom cameras, and certain related accessories. The licenses do not include instant or digital cameras. Each license includes an initial term of three and a half years and may be renewed, at our option, for an additional three-year period. Pursuant to the terms of the license agreements, as of August 2004, we have paid a total of $6.0 million, which represented $3.0 million for each license agreement, as payment of the minimum royalties which will be fully credited against percentage royalties.

Growth Opportunities - We are evaluating various growth opportunities that could require significant funding commitments. We have from time to time held, and will continue to hold, discussions and negotiations with (i) companies that represent potential acquisition or investment opportunities, (ii) potential strategic and financial investors who have expressed an interest in making an investment in or acquiring us, (iii) potential joint venture partners looking toward formation of strategic alliances that would broaden our product base or enable us to enter new lines of business and (iv) potential new and existing DMS customers where the design, development and production of new products, including certain new technologies, would enable us to expand our existing business, and enter new markets. However, there can be no assurance that any definitive agreement, will be reached regarding any of the foregoing.

                                  RISK FACTORS

You should carefully consider the following risks regarding our Company. These and other risks could materially and adversely affect our business, results of operations or financial condition. You should also refer to the other information contained or incorporated by reference in this report.

DIGITAL CAMERA PRODUCTS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGES, PRICE EROSION, OBSOLESCENCE AND HIGHER RATES OF RETURNS AND ALLOWANCES.

Digital camera products are subject to rapid technological changes, price erosion, obsolescence and rates of returns and allowances to a greater extent than traditional and single use camera products. Because of declines in pricing and rapid technological changes, some of our digital camera products became obsolete and/or their values decreased and, consequently, we recorded significant lower of cost or market valuation adjustments related to digital inventory during Fiscal 2004. Similar charges related to lowering the carrying values and inventory provisions due to price erosion may be required in future periods. Average selling prices for our products decline over relatively short time periods. Many of our manufacturing costs are fixed. When our average selling prices decline, our revenues decline unless we sell more units, and our gross profits and margins decline unless we are able to reduce our product costs by commensurate amounts and percentages. Our operating results suffer when gross profits and margins decline. To be successful in the development, manufacture and sale of digital camera products, we have to react quickly to technological advances and market conditions and manage our inventory effectively to accommodate price declines and erosion resulting from competition and other factors and the short life span of such products. Due to severe pricing competition, allowances for digital cameras are considerably higher than those provided to customers for traditional and single use cameras.

OUR DIGITAL CAMERA PRODUCTS INVOLVE MORE COMPLEX DESIGN, DEVELOPMENT AND MANUFACTURING PROCESSES, WHICH WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE INTO OUR OPERATIONS, AND WE ARE DEPENDENT UPON THE CONTINUED AVAILABILITY OF KEY COMPONENTS AND FINISHED DIGITAL CAMERA PRODUCTS ("PRODUCTS").

Digital cameras involve more complex design, development, manufacturing and product procurement processes and component procurement processes than our traditional 35 mm and single use cameras. Manufacturing delays, including product and component procurement delays or shortages and the timely introduction and delivery of new components and products, which may be outside our control, could adversely impact our business, results of operations and financial condition. Any disruption in the availability of key components or products or our suppliers' ability to deliver quality components and products in time to meet critical manufacturing and distribution schedules could negatively impact our ability to achieve our growth and sales objectives. We may experience a short supply of certain components and/or products as a result of strong demand in the industry for them or problems experienced by our suppliers of components and/or products. If shortages or delays persist, the price of components and/or products may increase, components and/or products may not be available, and we may be exposed to component and/or product quality issues. We may not be able to secure sufficient components at reasonable prices or of acceptable quality to build new products and/or products at reasonable prices or acceptable quality in a timely manner in the quantities needed. Accordingly, our revenue, gross profits, margins and market share could suffer until other sources can be developed.

WE DEPEND ON THIRD PARTY SUPPLIERS, AND OUR REVENUE, GROSS PROFITS AND MARGINS COULD SUFFER IF WE FAIL TO MANAGE SUPPLIER ISSUES PROPERLY.

Our manufacturing, sales and distribution operations, depend on our ability to anticipate our needs for components and products and our suppliers' ability to deliver sufficient quantities of quality components and products at reasonable prices in time to meet critical manufacturing, sales and distribution schedules. Given the variety of products that we offer, the large number of our suppliers and contract manufacturers that are dispersed across the globe, and the long lead times that are required to manufacture, assemble and deliver certain components and products, adverse circumstances, issues and problems could arise in planning production, procurement and managing inventory levels that could negatively impact our business and increase our financial exposure and risk. Other supplier problems that we could face include component and product shortages, excess supply and risks related to fixed-price contracts that would require us to pay more than the open market price, as more fully described below.

     o Supply shortages. We may experience a short supply of, or a delay in receiving, certain components and products as a result of strong demand, capacity constraints or other problems experienced by suppliers. If shortages or delays persist, the price of these components and products may increase, we may be exposed to quality issues or the components and products may not be available at all. We may not be able to secure enough components and/or products at reasonable prices or of acceptable quality to build, sell and distribute new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue, gross profits and margins could suffer as we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we may have to reengineer and/or source some components and products, resulting in further costs and delays.

     o Oversupply. In order to secure products or components for the production of new products, at times we may make advance payments to suppliers, or we may enter into non-cancelable commitments with suppliers. If we fail to adequately anticipate customer demand properly, an oversupply of products and/or components could result in excess or obsolete inventory, which could adversely affect our gross profits and margins as a result of the financial exposure related to additional inventory.

     o Long-term pricing commitments. As a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components and/or products at prices that are higher than those available in the current market and be limited in our ability to respond to changing market conditions. In the event that we become committed to purchase components and/or products for prices in excess of the current market price, we may be at a disadvantage to competitors who have access to components and/or products at lower prices, and our gross profits and margins could suffer. In addition, we may have to lower the carrying value of these components and/or products by taking a charge.

In many instances we rely on offshore suppliers, including, but not limited to, manufacturers in the Republic of China ("ROC") for the production of cameras and other suppliers in Asia for product assembly and manufacture. Regional economic, business, environmental, political, medical, or military conditions or events, as discussed elsewhere in these Risk Factors, could disrupt supplies in foreign locations.

We expect to continue to increase the purchase of products from third-party manufacturers in Fiscal 2005. The risks identified above will continue to increase as our purchases of products from these manufacturers increase.

OUR BUSINESS STRATEGIES MAY NOT SUCCEED.

During the normal course of our business, we evaluate, develop and implement various short-term and long-term business strategies. Some of these strategies, if implemented, may require significant financial and human resources. There can be no assurance that any such strategies, if implemented, will be successful. If such strategies do not succeed, it could have a material adverse affect on our business.

WE HAVE BEEN ADVISED OF A MATERIAL WEAKNESS AS WELL AS SEVERAL REPORTABLE CONDITIONS IN OUR FINANCIAL CONTROLS RELATING TO THE ACCURACY AND TIMELINESS OF OUR FINANCIAL REPORTING.

In connection with its Fiscal 2004 audit of our financial statements, the Company's auditors communicated to the Company's Management and the Audit Committee of the Board of Directors several reportable conditions involving the Company's internal financial controls. Reportable conditions involve matters coming to the attention of our accountants relating to significant deficiencies in the design or operation of internal controls that, in their judgment, could adversely affect our ability to record, process, summarize, and report financial data consistent with the assertions of management in the consolidated financial statements. The auditors also noted one reportable condition which they considered to be a material weakness in the Company's internal controls. A material weakness is defined as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

The material weakness noted by the auditors is that the Company's financial statement close process does not ensure that all material errors in accounts that involve significant estimation will be identified on a timely basis by employees in the normal course of their duties. Specifically, the auditors noted that there were significant delays in accumulating data, performing analysis, and evaluating results. Other reportable conditions noted by the auditors related to the Company's inventory valuation, revenue recognition and reserves and allowances processes.

RISK OF NON-COMPLIANCE WITH THE SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.

Beginning in Fiscal 2005, Section 404 of the Sarbanes-Oxley Act of 2002 ("the Act") will require the Company to include an internal control report of management in its Annual Report on Form 10-K. The internal control report must contain (i) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that the Company's independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the prescribed period, beginning in Fiscal 2004, the Company engaged in a process to document and evaluate its internal controls over financial reporting. In this regard, management dedicated internal resources, engaged outside consultants and adopted a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. The Company believes the process it began in Fiscal 2004 and is continuing in Fiscal 2005 for documenting, evaluating and monitoring its internal control over financial reporting is consistent with the objectives of Section 404 of the Act. In addition, due to the Company's implementation of a new ERP system, in Fiscal 2005, it will again begin the process of documenting, evaluating and monitoring its internal control over financial reporting. The Company's documentation and testing to date have identified certain gaps in the design and effectiveness of internal controls over financial reporting that the Company will need to remediate. In addition, the Company will have to improve its financial controls as they relate to the matters described in the immediately preceding risk factor. The Company can provide no assurance as to its, or its independent auditors, conclusions at July 2, 2005 with respect to the effectiveness of its internal control over financial reporting under Section 404 of the Act.

The existence of the above factors and circumstances create a risk that the Company, or its independent auditors, will not be able to conclude at July 2, 2005 that the Company's internal controls over financial reporting are effective as required by Section 404 of the Act.

RISKS RELATED TO DIGITAL, 35 MM TRADITIONAL AND SINGLE USE CAMERA MARKETS.

Based upon available third-party market research data, the digital camera market is expected to continue to grow in the United States and Europe for a number of years but then flatten, the 35 mm traditional camera market has been in decline and is expected to continue to decline, and the single use camera market is expected to grow slightly through calendar 2004 but then flatten and decline. There is no assurance that our digital and single use camera sales will continue to increase, or that, even if they continue to increase, they will be profitable or that we will be able to maintain our digital, 35 mm traditional and single use camera market shares.

WE ARE EXPOSED TO CREDIT RISK ASSOCIATED WITH SALES TO OUR CUSTOMERS.

We sell a significant number of imaging and other products to a relatively small number of customers. Receivables arising from these sales are generally not collateralized. We monitor the creditworthiness of our customers and review outstanding receivable balances for collectibility on a regular basis and record provisions for doubtful accounts, allowances and returns, as necessary. In the past, we have had customers file for protection from their creditors under Chapter 11 of the U.S. Bankruptcy Code. As a result, we have recognized provisions related to accounts receivable and inventory. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

WE ARE DEPENDENT ON CERTAIN IMPORTANT CUSTOMERS.

We have a number of customers that are very important to our business. Our products are sold in very competitive markets. Our competitors may adopt more aggressive policies and devote greater resources to the development, promotion and sale of their products, which could result in a loss of sales or of customers. The loss of sales or of one or more of these important customers could have a material adverse effect on our business, results of operations and financial condition.

WE ARE EXPOSED TO RISKS ASSOCIATED WITH INTELLECTUAL PROPERTY USED IN IMAGE CAPTURE DEVICES.

Image capture devices use technology which may be protected by United States or foreign patents. The right to use such intellectual property is subject to the availability of licenses from the patent holders. If licenses are not available or are only available on onerous terms our business could be materially and adversely affected. In addition, the defense of patent infringement claims could be time consuming and costly.


From time to time we receive patent infringement claims which we analyze and, if appropriate, may either take action to avoid infringement or negotiate a license. In at least two such instances, one of which involves one of our largest customers, we engaged in discussions looking toward licensing of certain digital image capture technology. In a third instance, a patent infringement suit has been filed against the Company.

RELOCATION TIME AND EXPENSES COULD RESULT IN SUBSTANTIAL LOSSES.

If we determine it is necessary to relocate our manufacturing facilities from the People's Republic of China ("PRC"), or to another location within the PRC, due to confiscation, expropriation, nationalization, embargoes, governmental restrictions or for other regulatory, business and/or financial reasons, we would incur substantial operating and capital losses including losses resulting from business interruption and delays in production. In addition, as a result of a relocation of our manufacturing equipment and other assets, we may incur relatively higher manufacturing costs, which could reduce sales and decrease the current gross profits and margins on the products we manufacture. Relocation of our manufacturing operations would also result in disruption in the delivery of our products, which could, in turn, reduce demand for our products in the future.

MOST OF OUR OPERATIONS IN THE PRC ARE SUBJECT TO ADMINISTRATION OF ITS LOCAL GOVERNMENTAL AGENCIES.

The continuing viability of our PRC agreements is crucial to our business operations in the PRC. We manufacture a large number of the components used in our cameras and assemble all of our own manufactured finished products at our facilities in the PRC. During Fiscal 2004, based upon production demand, we had approximately 5,100 to 7,500 workers at our manufacturing facilities in the PRC either employed by our PRC subsidiaries or through our agreements with various PRC government or quasi-government agencies. We are responsible for their wages, food and housing and must comply with a variety of local labor and employee benefit laws covering these workers. While we believe we are in substantial compliance with applicable laws as currently enforced, these laws are subject to modification and interpretation by the applicable local governmental authorities. We cannot predict the impact of any future modifications to or strict enforcement of the existing laws. In addition, the termination or material modification of any of our agreements with the PRC quasi-government agencies could have a material adverse impact on our revenues and results of operations.

WE ARE EXPOSED TO POLITICAL, ECONOMIC AND OTHER RISKS THAT ARISE FROM OPERATING A MULTINATIONAL BUSINESS.

We have significant operations outside the United States. We currently have operations in Hong Kong, Japan, the PRC, Canada, the United Kingdom, France and Germany. Further, we obtain raw materials, components and finished camera products from foreign suppliers. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in foreign countries. These risks include, but are not limited to:

o the difficulty of enforcing agreements, collecting receivables and protecting assets through foreign legal systems;
o        trade protection measures and import or export licensing requirements;
o        the imposition of tariffs, exchange controls or other restrictions;
o difficulty in staffing and managing widespread operations and the application of foreign labor regulations;
o        required compliance with a variety of foreign laws and regulations;
o        changes  in  the  general  political  and  economic   conditions  in
         the  countries  where  we  operate, particularly in emerging markets;
         and
o Increased costs and risks of doing business in a number of foreign jurisdictions.

Our business success depends in part on our ability to successfully anticipate and effectively manage these and other risks. No assurance can be given that such risks will not have a material adverse effect on the Company's business, financial condition and results of operations.

POLITICAL AND ECONOMIC UNCERTAINTIES IN THE PRC COULD AFFECT OUR BUSINESS.

Our business could be adversely affected by the imposition in the PRC of austerity measures intended to reduce inflation, which could result in the inadequate development or maintenance of infrastructure, the unavailability of adequate power and water supplies, transportation, products, components, raw material and parts, or a deterioration of the general political, economic or social environment in the PRC in addition to the availability of workers at reasonable costs.

THE IMPLEMENTATION OF A NEW ENTERPRISE RESOURCE PLANNING SYSTEM PRESENTS CERTAIN RISKS.

During August 2004, we converted from our existing legacy systems to a new ERP system. This design and implementation project began in July 2003 and now provides an important element of our accounting, financial and operating functions and systems, including sales, supply chain and manufacturing ("operating systems"). There continue to be significant costs associated with implementing the new ERP system, in terms of both financial and the human resources to be incurred and expended. In addition, there are certain risks associated with any conversion to a new information technology system (which includes software, hardware and human resources), including a potential disruption in our operating systems and controls and the possibility of adverse circumstances, issues and problems associated with the conversion of electronic data. If these issues are not properly and adequately addressed, it could result in the diversion of management's and other personnel's attention and resources, and could materially adversely affect our results of operations and impact our ability to manage our business.

INTEREST RATE AND EXCHANGE RATE RISK

As a result of our global operating and financing activities, we are exposed to changes in currency exchange rates and interest rates, which may adversely affect our results of operations and financial position. Exchange rates and interest rates in certain markets in which we do business tend to be more volatile than those in the United States and Western Europe. If there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country's currency and our products may be less competitive in that country. We generally do not engage in currency hedging activities.

The interest rate related to our credit facilities in Hong Kong is based on a spread over the SIBOR ("Singapore Interbank Offered Rate"). A significant change in the SIBOR rate could have an adverse effect on our business, financial condition and results of operations. Currently we are not utilizing any interest rate protection agreements to limit our exposure to this risk.

EFFECT OF LOSSES AND INDEBTEDNESS ON CASH FLOW

Our primary source of liquidity has been provided by our short-term investments, reductions in working capital balances and borrowing availability under our $38.3 million credit facility in Hong Kong. Due to recent losses, the level of reliance on our credit facility could increase and, as a result, create liquidity issues for the Company due to funding and debt service requirements. Increased indebtedness could interfere with our ability to effectively operate our business.

WE ARE DEPENDENT ON A SMALL GROUP OF KEY PERSONNEL.

Our business is managed by a small number of key management and operating personnel. In particular, we rely on the continued services of Ira B. Lampert, our Chairman, Chief Executive Officer and President. The loss of key management and operating personnel could have a material adverse impact on our business. We believe our future success will depend in large part on our continued ability to attract highly skilled and qualified personnel. Competition for such personnel is intense. We may not be able to hire the necessary personnel to implement our business strategies, or we may need to pay higher compensation for employees than currently budgeted and/or anticipated in the future. Our inability to attract and retain such personnel could limit our growth and affect our results of operations.

THE CAMERA AND PHOTOGRAPHIC PRODUCTS INDUSTRY IS HIGHLY COMPETITIVE.

As a manufacturer, marketer and distributor of low cost, popularly priced image capture products, we encounter intense competition from a number of companies, many of which have longer operating histories, more established markets, better brand recognition, more extensive facilities and, in some cases, greater resources. These competitive pressures may result in decreased sales volumes, price reductions, and/or increased operating costs, such as for marketing and sales incentives, resulting in lower revenues, gross margins and income.

OUR FUTURE TAX RATES COULD INCREASE.

A number of factors will affect our tax rate in the future, and the combined effect of these factors could result in an increase in our effective tax rate as compared to our effective tax rate in Fiscal 2004. This would adversely affect net income in future periods. We operate in different countries that have different income tax rates. Based upon our apportionment of income, our effective tax rate could fluctuate. Changes in tax laws in the United States may further limit our ability to utilize our net operating losses. Any further limitation on our ability to utilize our net operating losses could adversely affect our results of operations.

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

Disasters such as hurricanes, typhoons, earthquakes, or acts of nature or God, terrorist attacks, water, fire, electricity failure, or accidents affecting our operating activities, facilities, and employees' and customers' health could materially and adversely affect our results of operations and financial condition. In particular, our operations in the PRC, as well as most of our third-party manufacturers, suppliers and service providers involved in the manufacturing of components and products are located within a relatively close proximity of one another in the PRC. Therefore, any disaster that strikes within close proximity of that geographic area could be exceedingly disruptive to our business and could materially and adversely affect our results of operations and financial condition. We do not currently have a disaster recovery plan.

In the event of another outbreak of severe acute respiratory syndrome, or SARS, or some other disease or health-related issue, our facilities and/or the facilities of our third-party manufacturers and service providers located in Hong Kong, the PRC and other parts of the world could be quarantined, temporarily closed or disrupted. If this occurs, it could delay or prevent us from developing new products or manufacturing, testing or shipping our current or future products, and may require us to find other providers of such services and/or products, which may be unavailable or more expensive. Further, if a SARS outbreak has an adverse impact on the businesses of our customers, it could reduce the size and/or frequency of our customers' purchases, which could adversely impact our results of operations.

WE MAY NOT BE ABLE TO IDENTIFY AND INTEGRATE FUTURE ACQUISITIONS.

We intend to pursue strategic acquisitions that we consider reasonable in light of the revenues and the results of operations we believe we will be able to achieve, from these acquisitions, once combined and intergrated with the Company. The cost of acquisitions within the industry has generally increased over time. Additionally, we compete for acquisitions with certain other industry competitors, some of which have greater financial and other resources than we do. Increased demand for acquisitions may result in fewer acquisition opportunities for us as well as higher acquisition prices. Although we believe opportunities may exist for us to grow through acquisitions, we may not be able to identify and consummate acquisitions on acceptable terms. If we do acquire another company or companies, we may not be able to profitably manage and successfully integrate the acquired company or companies with our operations, sales and marketing efforts without substantial costs or delays. Acquisitions involve a number of potential risks, including the potential loss of customers and contracts, increased leverage and debt service requirements, combining disparate company cultures and facilities and operating in geographically diverse markets. One or more of our future acquisitions may have a material adverse effect on our financial condition and results of operations.

THE MARKET PRICE OF OUR COMMON STOCK MAY FLUCTUATE.

The stock markets, and in particular the Nasdaq National Market, have experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many companies and that often have been unrelated or disproportionate to the operating results of such companies. These broad market factors may adversely affect the market price of our Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation(s) has often been instituted against a particular company. Such litigations have been instituted against us and could result in substantial costs and a diversion of management's attention and resources, which could harm our business. See Note 18, "Litigation and Settlements" in the accompanying Notes to Consolidated Financial Statements."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a result of our global operating and financial activities, we are exposed to changes in interest rates and foreign currency exchange rates that may adversely affect our results of operations and financial condition. In seeking to minimize the risks and/or costs associated with such activities, we manage exposures to changes in interest rates and foreign currency exchange rates through our regular operating and financing activities.

At July 3, 2004, our exposure to changes in interest rates was limited, since we had no significant debt outstanding. Since we have no significant debt outstanding, we do not deem interest rate risk to be significant or material to our financial condition or results of operations. We do not presently use derivative instruments to adjust our interest rate risk profile. We do not utilize financial instruments for trading or speculative purposes, nor do we utilize leveraged financial instruments.

Each of our foreign subsidiaries purchases their inventories in U.S. Dollars and certain of their sales are in foreign currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. We have purchased and continue to purchase in foreign currencies certain components, products, raw materials and services needed to manufacture and sell our products. The impact of foreign exchange transactions is reflected in our statements of operations. As of July 3, 2004, we were not engaged in any hedging activities and we had no forward exchange contracts outstanding. We continue to analyze the benefits and costs associated with hedging against foreign currency fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements listed in Item 15(a)(1) and (2) are included in the report beginning on page F-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Certifications. The certifications of the principal executive officer and the principal financial officer (or persons performing similar functions) required by Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the "Certifications") are filed as exhibits to this report. This section of the report contains the information concerning the evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) ("Disclosure Controls") and changes to internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) ("Internal Controls") referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

Limitations on the Effectiveness of Controls. The Company's management, including the principal executive officer and the principal financial officer, do not expect that the Company's Disclosure Controls or Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in any and all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within the Company have been detected. Further, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Evaluation of Disclosure Controls. Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, except as noted below, our Disclosure Controls were designed to provide reasonable assurance of achieving their objectives and, at the "reasonable assurance" level, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In performing its audit of our Consolidated Financial Statements for Fiscal 2004, our independent auditors, Ernst & Young LLP, notified the Company and the Audit Committee of the Board of Directors of several reportable conditions in internal controls under standards established by the American Institute of Certified Public Accountants. Reportable conditions involve matters coming to the attention of our auditors relating to significant deficiencies in the design or operation of internal controls that, in their judgment, could adversely affect our ability to record, process, summarize, and report financial data consistent with the assertions of management in the consolidated financial statements. The auditors also noted one reportable condition which they considered to be a material weakness in the Company's internal controls. A material weakness is defined as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Specifically, Ernst & Young LLP indicated that because there are significant delays in accumulating data, performing analysis, and evaluating results, the Company's financial statement closing process does not ensure that on a timely basis employees in the normal course of their duties will identify all material errors to accounts that involve significant estimates. Other reportable conditions noted by the auditors related to the Company's inventory valuation, revenue recognition and reserves and allowances processes. The Company has assigned a high priority to the remediation of the reportable conditions.

Changes in Internal Controls. While we did not change our Internal Controls during the fourth fiscal quarter, as a result of the material weaknesses and reportable conditions indicated herein, we believe the effectiveness of our Internal Controls declined during the quarter. We intend to immediately address and remediate the internal control weaknesses noted.


ITEM 9B.  OTHER INFORMATION.

None.

                                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers and directors, and their respective ages as of September 20, 2004, are as follows:



Name                                         Age          Position
------                                       ---          --------

Ira B. Lampert(3)(4)                         59           Chairman,  Chief Executive Officer and President (principal executive officer)
Gerald J. Angeli                             51           Vice President of Worldwide Engineering and Technology for
                                                          the Company and Co-Managing Director(6)of Concord Camera
                                                          HK Limited ("Concord HK")
Keith L. Lampert                             34           Executive Vice President and Chief Operating Officer
Joseph Leonardo                              58           Vice  President and Director of Operations  for the Company
                                                          and Co-Managing Director of Concord HK
Harlan I. Press                              40           Vice   President,   Treasurer   and   Assistant   Secretary
                                                          (principal financial officer)
Alan Schutzman                               48           Senior Vice President, General Counsel and Secretary
Urs W. Stampfli                              53           Senior Vice  President  and  Director  of Global  Sales and
                                                          Marketing
Blaine A. Robinson                           45           Controller (principal accounting officer)
David M. Wand                                49           Vice President and Director of Worldwide Supply Chain
Ronald S. Cooper(1)(2)                       66           Director
Morris H. Gindi(1)(5)                        59           Director
J. David Hakman(3)(4)                        63           Director
William J. O'Neill, Jr.(1)(2)(5)             62           Director


-----------------
(1)      Member of Audit Committee.
(2)      Member of Compensation and Stock Option Committee.
(3)      Member of Executive Committee.
(4)      Member of Director Affairs Committee.
(5)      Member of Marketing and Product Development Committee.
(6) When Mr. Leonardo's employment with the Company ends, effective as of October 1, 2004, Mr. Angeli will become sole Managing Director of Concord HK.

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

Gerald J. Angeli joined the Company in April 2000 as Vice President, DMS Product Supply. Since March 2001, he has served as the Company's Vice President of Worldwide Engineering and Technology. In addition, since June 7, 2004, Mr. Angeli has been a Co-Managing Director of Concord HK and, effective October 1, 2004, will become its sole Managing Director. From July 1997 to April 2000, Mr. Angeli was Vice President, Global Manufacturing and Products Supply for NCR Corporation's Systemedia Group, where he was responsible for manufacturing, customer service, distribution and logistics. Prior to that, Mr. Angeli was employed by Eastman Kodak Company for 20 years in various capacities, most recently as Manager of Worldwide Manufacturing and Supply Chain and Vice President, Consumer Imaging.

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

Joseph Leonardo has been Vice President and Director of Operations for the Company and Managing Director of Concord HK since January 1, 2003. Mr. Leonardo was Vice President and Director of Manufacturing Operations for the Company and Deputy Managing Director of Concord HK from February 2002 to December 2002, having served as Vice President and Director of Operations for Concord HK since January 2001. From January 1998 to January 2001, Mr. Leonardo was the Company's Director of Manufacturing. Mr. Leonardo will be leaving the Company, effective October 1, 2004, to pursue other interests.

Harlan I. Press has been Vice President and Treasurer since April 2000, Principal Financial Officer since September 20, 2004, and Assistant Secretary of the Company since October 1996. Mr. Press served as the Corporate Controller of the Company from October 1996 through April 2000 and as Chief Accounting Officer from November 1994 to September 20, 2004. Mr. Press is a member of the American Institute of Certified Public Accountants, the New York State Society of Certified Public Accountants and the Financial Executives Institute.

Blaine A. Robinson has been Controller of the Company since February 2003 and Principal Accounting Officer since September 20, 2004. Prior to joining the Company, from May 2002 to February 2003, Mr. Robinson was employed by Spherion Corporation and served as a financial and accounting consultant to the Company. Previously, Mr. Robinson was Chief Financial Officer of Green2go.com, Inc. from March 2000 to September 2001 and Assistant Corporate Controller of AutoNation, Inc. from March 1997 to March 2000. Mr. Robinson is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants.

Alan Schutzman joined the Company in September 2003 as Senior Vice President, General Counsel and Secretary. From January 2001 until joining the Company, Mr. Schutzman was Associate General Counsel of Jacuzzi Brands, Inc. ("Jacuzzi"), and Vice President and Associate General Counsel of Jacuzzi since September 2001. From July 1996 to December 2000, he served as Vice President and General Counsel of various operating subsidiaries of Jacuzzi, including Ames True Temper and Keller Ladders, Inc.

Urs W. Stampfli has been Senior Vice President since February 2002 and Director of Global Sales and Marketing for the Company since April 2000. Mr. Stampfli joined the Company in May 1998 as Director of Global Sales and Marketing, and became a Vice President of the Company in April 2000. From 1990 to April 1998, Mr. Stampfli was Vice President, Marketing, Photo Imaging Systems of Agfa Division, Bayer Corporation.

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

William J. O'Neill, Jr. has been a director of the Company since August 2001. Mr. O'Neill is a founder and principal of O'Neill Group, Inc., a consulting firm focused on developing business strategies, operational execution, financial evaluations and fundraising activities. From 1969 to 1999, Mr. O'Neill held various management positions at Polaroid Corporation, most recently as Executive Vice President and President, Corporate Business Development. Since July 2001, he has served as Dean of the Frank Sawyer School of Management at Suffolk University in Boston, Massachusetts. In addition, Mr. O'Neill is a director of CardioTech International, Inc., a manufacturer of cardiovascular devices.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERTISE

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Ronald S. Cooper (Chairman), Morris H. Gindi and William J. O'Neill, Jr.

The Board of Directors has determined that the Company has two "audit committee financial experts" serving on its Audit Committee, as that term is defined in
Item 401(h)(2) of Regulation S-K, namely Ronald S. Cooper and William J. O'Neill, Jr. Mr. Cooper has over 35 years of experience in the field of public accounting, retiring in 1998 from Ernst & Young LLP. Mr. O'Neill was Chief Financial Officer (and Executive Vice President) of Polaroid from 1990 to 1998, having held various other positions with Polaroid including that of Corporate Controller for four years. All of the members of the Audit Committee, including Messrs. Cooper and O'Neill, are independent, as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and controller, as well as all other employees and the directors of the Company. The Code of Ethics, which the Company calls its Code of Conduct, is posted on the Company's Internet website: www.concord-camera.com, on the Investor Relations page. If the Company makes any substantive amendments to, or grants a waiver (including an implicit waiver) from, a provision of its Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, and that relates to any element of the Code of Ethics definition enumerated in Item 406(b) of Regulation S-K, the Company will disclose the nature of such amendment or waiver on the aforementioned website or in a current report on Form 8-K.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

William J. Lloyd, who was a director of the Company until July 31, 2003, was late in filing a report on Form 4 relating to certain amendments to his stock options in July 2003.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table contains certain information regarding aggregate compensation earned, paid or payable during Fiscal 2004, Fiscal 2003 and Fiscal 2002, for services rendered to the Company during these fiscal years, to: (a) the Chief Executive Officer; (b) each of the other four most highly compensated executive officers who were serving as executive officers at the end of Fiscal 2004; and (c) one former executive officer, Brian F. King, who would have been among the executive officers described in (b) had he still been serving as an executive officer of the Company at the end of Fiscal 2004 (collectively, the "Named Executive Officers").

                                               SUMMARY COMPENSATION TABLE
                                                                                     Long-Term
                                                                                    Compensation
                                                Annual Compensation                    Awards
                                    ----------------------------------------  -------------------------
                                                                                Shares        LTIP
                                                               Other Annual   Underlying     Payouts       All Other
Name and                   Fiscal      Salary       Bonus(c)   Compensation     Options        (d)        Compensation
Principal Position          Year        ($)          ($)           ($)           (#)           ($)             ($)
------------------         ------   ----------------------------------------------------------------------------------
Ira B. Lampert(a)           2004      $975,000(1)         --    $696,508(2)         --           --        $ 54,102(9)
  Chairman, Chief           2003       916,667(1)   $424,834     715,109(2)         --      $235,919        982,595(9)
  Executive Officer         2002       920,833(1)         --     681,110(2)    263,004(8)        --         960,447(9)
  and President


Brian F. King               2004       450,000            --       28,000(3)        --           --         529,070(10)
  Senior Executive Vice     2003       425,000       212,417       28,000(3)        --       117,959        376,952(10)
  President                 2002       400,000            --      (7,177)(3)   127,260(8)        --         375,372(10)


Keith L. Lampert            2004       350,000            --      43,583(4)         --           --         33,136(11)
   Executive Vice           2003       317,070       158,762     136,049(4)    100,000        76,674       402,555(11)
   President and Chief      2002       225,000            --     228,968(4)     76,356(8)        --        233,973(11)
   Operating Officer


Urs W. Stampfli             2004       257,245            --      19,310(5)         --           --         10,273(12)
  Senior Vice President     2003       264,320(1)    119,685      21,805(5)         --       69,449         48,322(12)
  and Director of Global    2002       210,500            --      12,000(5)     18,665(8)        --         44,276(12)
  Sales and Marketing

                                                          --
Richard Finkbeiner(b)       2004       262,500                    13,391(6)         --           --         29,621(13)
  Senior Vice President     2003       243,110        94,459      16,825(6)     75,000           --         13,643(13)
  and Chief Financial       2002            --            --          --            --           --            --
  Officer

Alan Schutzman(b)           2004       218,766            --      19,500(7)     60,000           --         3,510(14)
  Senior Vice President,    2003            --            --          --            --           --            --
  General Counsel and       2002            --            --          --            --           --            --
  Secretary

       -----------------
         (a) Ira B. Lampert voluntarily reduced his base salary by $100,000 for the period from July 1, 2004 to June 30, 2005, and the amount of the annual credit for January 2005 under his supplemental executive retirement plan and agreement ("SERP") by $150,000, for a total of $250,000. See "Executive Employment Contracts, Termination of Employment and Change in Control Arrangements" below.

         (b) Mr. Finkbeiner joined the Company in July 2002 (shortly after the beginning of Fiscal 2003). Mr. Schutzman joined the Company in September 2003 (shortly after the beginning of Fiscal 2004).
         (c) For Fiscal 2003, represents bonuses awarded on August 6, 2003 under the Annual Incentive Compensation Plan ("AICP") in effect for Fiscal 2003. No bonuses were awarded under the AICP in effect for Fiscal 2004 or Fiscal 2002.
         (d) Represents payments received in September 2003 under awards approved on August 6, 2003 under the Company's Amended and Restated 2002 Long-Term Cash Incentive Plan (the "LTCIP") in effect for the Fiscal 2002-2003 performance period. The preponderance of the LTCIP awards made to the Named Executive Officers for this performance period was in the form of contingent deferred compensation to be earned over three years. The contingent deferred portion of these awards will be included in the Summary Compensation Table, in the future, as and when the conditions to vesting have been met and the amounts have been earned. See "Executive Employment Contracts, Termination of Employment and Change in Control Arrangements - Deferred Long Term Compensation" below.
         (1)      Includes payment for accrued but unused vacation.
         (2) Includes: (a) auto allowances and costs, partial housing costs and reimbursement of taxes, respectively, of $30,000, $48,000 and $105,114 in Fiscal 2004, $30,000, $48,000 and $120,911 in
                  Fiscal 2003, and $30,714, $48,000 and $93,789 in Fiscal 2002;
                  (b) the yearly credit under the Lampert SERP (described below under "Executive Employment Contracts, Termination of Employment and Change in Control Arrangements") of $500,000 in Fiscal 2004, Fiscal 2003 and Fiscal 2002; and (c) for Fiscal 2004 and Fiscal 2003, reimbursements under the Company's Flexible Perquisite Spending Account Program for Corporate Officers (the "Flexible Perquisite Spending Account Program").
         (3) For Fiscal 2004 and Fiscal 2003, this represents $18,000 in auto allowance paid, and reimbursements under the Flexible Perquisite Spending Account Program. For Fiscal 2002, this represents $18,000 in auto allowance paid, less Hong Kong tax reimbursements of $25,177 repaid by Mr. King to the Company.
         (4) For Fiscal 2004, this represents $18,000 in auto allowance paid, reimbursement of $15,583 in taxes, and reimbursements under the Flexible Perquisite Spending Account Program. For Fiscal 2003 and Fiscal 2002, this includes: (a) amounts paid pursuant to the Company's Executive Management Tax Equalization Policy of $23,700 in Fiscal 2003 and $89,519 in Fiscal 2002; (b) an overseas allowance of $25,000 per annum for Fiscal 2002, $12,500 of which was received for Fiscal 2003; (c) overseas housing costs of $84,599 in Fiscal 2003 and $111,826 in Fiscal 2002; and (d) for Fiscal 2003, $5,250 in
                  auto allowance paid, and reimbursements under the Flexible Perquisite Spending Account Program.
         (5) For Fiscal 2004 and Fiscal 2003, this represents $12,000 in auto allowance paid, and reimbursements under the Flexible Perquisite Spending Account Program. For Fiscal 2002, this represents auto allowances paid.
         (6) For Fiscal 2004 and Fiscal 2003, this represents $7,500 and $6,825 in auto allowance paid, respectively, and reimbursements under the Flexible Perquisite Spending Account Program.
         (7) Represents $9,500 in auto allowance paid and reimbursements under the Flexible Perquisites Spending Account Program.
         (8) This stock option was granted on October 17, 2001 in connection with the Company's exchange offer, in exchange for a stock option granted in Fiscal 2000 which was cancelled.
         (9) For Fiscal 2004, this represents payments by the Company for insurance premiums. For Fiscal 2003 and Fiscal 2002, this represents: (a) $516,666, the amount of the April 19, 2000 grant of deferred compensation that vested in these fiscal years (as described under "Executive Employment Contracts, Termination of Employment and Change in Control Arrangements" below, this grant vested in three equal annual installments beginning January 1, 2001); (b) payments by the Company for insurance premiums of $37,939 and $27,838, respectively; (c) payments by the Company for companion travel; and (d) $404,883 repaid to Ira B. Lampert in Fiscal 2003 and Fiscal 2002 as deferred compensation pursuant to the conditional release program (which, as described under "Transactions under Management Equity Provisions of 1993 Incentive Plan" below, began in May 1999 and continued on January 1 each year through January 1, 2003) because he prepaid the total amount of the indebtedness before it was scheduled to be forgiven by the Company.

         (10) For Fiscal 2004, this represents payments of $519,285 to be made under Mr. King's separation agreement (described under "Executive Employment Contracts, Termination of Employment and Change in Control Arrangements" below), and payments by the Company for insurance premiums. For Fiscal 2003 and Fiscal 2002, this represents: (a) $250,000, the amount of the April 19, 2000 grant of deferred compensation that vested in the fiscal year (as described under "Executive Employment Contracts, Termination of Employment and Change in Control Arrangements" below, this grant vested in three equal annual installments beginning January 1, 2001); (b) payments by the Company for insurance premiums; and (c) $116,140 and $122,714 repaid to Brian F. King in Fiscal 2003 and Fiscal 2002, respectively, as deferred compensation pursuant to the conditional release program (which, as described under "Transactions under Management Equity Provisions of 1993 Incentive Plan" below, began in May 1999 and continued on January 1 each year through January 1, 2003) because he prepaid the total amount of the indebtedness before it was scheduled to be forgiven by the Company.
         (11) For Fiscal 2004, this represents $28,878 in housing benefits received in connection with Mr. Lampert's promotion to Chief Operating Officer and as an inducement to his repatriation to the United States, and payments for insurance premiums. For Fiscal 2003 and Fiscal 2002, this represents: (a) $150,000, the amount of the April 19, 2000 grant of deferred compensation that vested in the fiscal year (as described under "Executive Employment Contracts, Termination of Employment and Change in Control Arrangements" below, this grant vested in three equal annual installments beginning January 1, 2001); (b) payments by the Company for insurance premiums; (c) $78,857 and $83,321 repaid to Keith L. Lampert in Fiscal 2003 and Fiscal 2002, respectively, as deferred compensation pursuant to the conditional release program (which, as described under "Transactions under Management Equity Provisions of 1993 Incentive Plan" below, began in May 1999 and continued on January 1 each year through January 1,
                  2003) because he prepaid the total amount of the indebtedness before it was scheduled to be forgiven by the Company; and (d) for Fiscal 2003, a one-time grant of $100,000 in deferred compensation, a $58,333 relocation payment, and certain housing benefits, all of which were received in connection with Mr. Lampert's promotion to Chief Operating Officer and as an inducement to his repatriation to the United States. See "Executive Employment Contracts, Termination of Employment and Change in Control Arrangements" below.
         (12) For Fiscal 2004, this represents insurance premiums paid by the Company. For Fiscal 2003 and Fiscal 2002, this represents $36,667, the amount of the April 19, 2000 grant of deferred compensation that vested in the fiscal year (as described under "Executive Employment Contracts, Termination of Employment and Change in Control Arrangements" below, this grant vested in three equal annual installments beginning January 1, 2001), and insurance premiums paid by the Company.
         (13) For Fiscal 2004, this represents $25,000, the amount of the July 22, 2002 grant of deferred compensation (described under "Executive Employment Contracts, Termination of Employment and Change in Control Arrangements" below) that vested in the fiscal year, and insurance premiums paid by the Company. For Fiscal 2003, this represents $7,618 of housing benefits received by Mr. Finkbeiner in connection with his relocation, and insurance premiums paid by the Company.
         (14)     Represents insurance premiums paid by the Company.

STOCK OPTIONS

The following table sets forth information concerning stock option grants made during Fiscal 2004 to the Named Executive Officers.


                       STOCK OPTION GRANTS IN FISCAL 2004
                                                                                             Potential Realizable
                                                                                               Value at Assumed
                                             % of Total                                      Annual Rates of Stock
                             Number of         Options        Exercise                        Price Appreciation
                               Shares        Granted to        Price                            for Option Term
                             Underlying       Employees         Per                        --------------------------
                              Options            in            Share       Expiration         5%            10%
Name                          Granted        Fiscal 2004        ($)           Date           ($)            ($)
---------------------------------------------------------------------------------------------------------------------
Alan Schutzman                   60,000(1)       16.8            $11.87     09/14/13         $447,899      $1,135,063

     ----------------
     (1) This option vested as to 20,000 shares on September 15, 2004, with the balance to vest in installments of 20,000 shares on each of September 15, 2005 and 2006, or immediately upon a change in control of the Company.


The following table sets forth information concerning stock option exercises during Fiscal 2004 by each of the Named Executive Officers and the fiscal year-end value of unexercised options held by such officers, based on the closing price of $3.31 for the Common Stock on July 2, 2004.

                AGGREGATED STOCK OPTION EXERCISES IN FISCAL 2004
                        AND FISCAL YEAR-END OPTION VALUES

                            Shares
                           Acquired          Value           Number of Shares Underlying       Value of Unexercised
                              on           Realized        Unexercised Options at FY End   In-the-Money Options at FY End ($)
Name                      Exercise (#)         ($)           Exercisable     Unexercisable    Exercisable   Unexercisable
----                      ------------    -----------        -----------     -------------   -----------   -------------
Ira B. Lampert               570,032(a)   $3,940,187(a)        954,972(b)           --        $1,574,789           --
Brian F. King                195,000       1,366,225           127,260              --            90,500           --
Keith L. Lampert                  --            --             249,689          66,667           280,325           --
Urs W. Stampfli               15,000         142,500            63,665              --            25,200           --
Richard Finkbeiner                --            --              18,750          56,250               --            --
Alan Schutzman                    --            --                  --          60,000               --            --

----------------
     (a) None of the shares acquired upon these exercises have been sold. Ira B. Lampert exercised these options and held the shares so acquired, and deferred the delivery of 331,011 of these shares under the Company's Deferred Delivery Plan.
     (b) As reported in a Form 4 filed with the Securities and Exchange Commission ("SEC"), Ira B. Lampert exercised an option for 314,312 shares on August 9, 2004 and deferred the delivery of 178,043 of those shares under the Company's Deferred Delivery Plan.

The following table sets forth information concerning awards made under the Company's Amended and Restated 2002 Long-Term Cash Incentive Plan (the "2002 LTCIP") during Fiscal 2004 to the Named Executive Officers.


                                         LONG-TERM INCENTIVE PLAN AWARDS IN FISCAL 2004(1)

                                                                     Amount of
                                      Number of     Amount of Cash    Deferred        Vesting Schedule for
                                    Shares, Units      Award(1)       Award(1)      Deferred Award, in Equal
Name                               or Other Rights         ($)          ($)              Installments on:
---------------------------------------------------------------------------------------------------------------
Ira B. Lampert                            N/A          $235,919      $670,474               08/06/05(3)
                                                                                            08/06/06(3)
                                                                                            08/06/07(3)
---------------------------------------------------------------------------------------------------------------
Brian F. King                             N/A           117,959      335,237(2)             08/06/04
                                                                                            08/06/05
                                                                                            08/06/06
---------------------------------------------------------------------------------------------------------------
Keith L. Lampert                          N/A            76,674      389,629                08/06/04
                                                                                            08/06/05
                                                                                            08/06/06
---------------------------------------------------------------------------------------------------------------
Urs W. Stampfli                           N/A            69,449      274,021                08/06/04
                                                                                            08/06/05
                                                                                            08/06/06
---------------------------------------------------------------------------------------------------------------
Richard M. Finkbeiner                     N/A                --      224,722(2)             08/06/04
                                                                                            08/06/05
                                                                                            08/06/06
---------------------------------------------------------------------------------------------------------------

      (1) These awards were all granted on August 6, 2003. The cash amount is included in the Summary Compensation Table under the LTIP Payout column for Fiscal 2003 since these awards were made with respect to the Fiscal 2002-2003 performance period. For a description of the deferred element of these awards, see "Deferred Long Term Compensation" below.
      (2) The amount of the deferred awards to Messrs. King and Finkbeiner were forfeited in their entirety when their employment terminated.
      (3) Ira B. Lampert voluntarily delayed the vesting of his Deferred Award by one year. See "Deferred Long Term Compensation" below.

EXECUTIVE EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT
AND CHANGE IN CONTROL ARRANGEMENTS

The following is a summary of the employment agreements between the Company and each of the Named Executive Officers. The employment agreements provide for each named executive to serve in the respective capacities indicated in the Summary Compensation Table.

The employment agreement for Ira B. Lampert (the "Lampert Agreement") has a four-year term that automatically extends each day, by one day, until one party notifies the other that the term should not be further extended. The term of the employment agreements for Keith L. Lampert, Urs W. Stampfli and Alan Schutzman expire on January 1, 2006, January 1, 2006 and September 14, 2006, respectively, unless renewed by mutual agreement of the parties, and may be terminated by the Company on thirty (30) days' notice at any time or by the executive after the expiration of the stated term. The term of the employment agreements for Brian
F. King and Richard M. Finkbeiner terminated effective as of July 1, 2004 and July 27, 2004, respectively. Their Separation Agreements are described below.

The employment agreements provide that the Company will pay Ira B. Lampert and Keith L. Lampert annual base salaries of $900,000 and $350,000, respectively, effective as of January 1, 2003, an annual base salary of $250,000 to Urs W. Stampfli effective as of July 1, 2003, and an annual base salary of $275,000 to Alan Schutzman effective as of September 15, 2003. Ira B. Lampert voluntarily reduced his base salary from $900,000 to $800,000 per annum for the period from July 1, 2004 to June 30, 2005. The employment agreements for Brian F. King and Richard M. Finkbeiner provided for annual base salaries of $450,000 and $262,500, respectively; however, as described below, these agreements terminated effective as of July 1, 2004 and July 27, 2004, respectively.

In connection with Keith L. Lampert's promotion to Chief Operating Officer, the Board granted him an option to purchase 100,000 shares of the Company's Common Stock at $5.18 per share (the closing price on the grant date of November 11, 2002) with vesting in equal installments over three years from the grant date, approved a relocation package, and authorized a one-time grant, effective as of January 1, 2003, of $100,000 in fully vested deferred compensation as an inducement for his repatriation to the United States. Mr. Lampert was also provided with housing at the Company's expense while he was on overseas assignment and tax equalization in accordance with the Company's Executive Management Tax Equalization Policy.

Pursuant to their respective employment agreements, Mr. Finkbeiner was also provided with a relocation package, and Messrs. Finkbeiner and Schutzman were each provided with a one-time grant of $100,000 in deferred compensation. These grants of deferred compensation are described below under "Supplemental Executive Retirement Plans for Named Executive Officers."

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

Pursuant to the employment agreements for Keith L. Lampert, Urs W. Stampfli, Alan Schutzman and Brian F. King, if the Company terminates the executive's employment at any time without cause, or if the executive terminates his employment after the stated term of his employment agreement, the executive is entitled to severance payments equal to one year of the executive's then base salary plus his automobile allowance, payable in installments in accordance with the normal payroll schedule. Mr. Finkbeiner's employment agreement provided that, if the Company terminates his employment without cause, Mr. Finkbeiner is entitled to severance payments equal to twelve months' of his then base salary. The employment agreement for Keith L. Lampert also provides that if his employment were to be terminated by the Company without cause, or upon a change of control, the stock option for 100,000 shares granted to Mr. Lampert on November 11, 2002 would automatically become exercisable in full.

The employment agreements of all of the Named Executive Officers prohibit them from competing with the Company for one year following the termination of their employment with the Company; however, if Ira B. Lampert's employment is terminated without cause, the duration of his non-compete covenants would extend throughout the period in which his base salary and other benefits are continued if such period exceeds twelve months.

The Company and Brian F. King entered into a separation agreement, dated as of March 29, 2004, pursuant to which Mr. King's employment terminated effective July 1, 2004. Pursuant to this agreement, in addition to any other benefits he is entitled to receive under any employee benefit plan or deferred compensation plan (including his supplemental executive retirement plan and agreement ("SERP"), which is described below), Mr. King is to receive: (a) the equivalent of his base salary of $450,000 per annum and auto allowance of $18,000 per annum (in installments in accordance with the normal payroll schedule) through June 30, 2005, in accordance with the severance provisions of his employment agreement; (b) pay for accrued but unused vacation, accrued as though he had remained employed through December 31, 2004; (c) reimbursement of premiums for continuation of his health insurance coverage through June 30, 2005 under COBRA; and (d) reimbursement of premiums for substantially similar life and disability insurance coverage through June 30, 2005.

Richard M. Finkbeiner's employment with the Company terminated effective as of July 27, 2004. Mr. Finkbeiner and the Company entered into a separation agreement, dated as of August 18, 2004, pursuant to which, in addition to any other benefits is entitled to receive under the Company's 401(k) plan, he is to receive: (a) the equivalent of his base salary of $262,500 per annum (in installments in accordance with the normal payroll schedule) through July 26, 2005, in accordance with the severance provisions of his employment agreement;
(b) a lump sum payment of $12,500; (c) pay for accrued but unused vacation; and
(d) a lump sum payment of $75,000, representing the funds in his SERP that had vested prior to or as a result of the termination of his employment.

Under these separation agreements, Messrs. King and Finkbeiner must not compete with the Company for one year, must provide the Company with certain cooperation and assistance (without receiving additional compensation for same during the period covered by the severance payments), and were required to execute a release prior to receiving any severance payments.

Supplemental Executive Retirement Plans for Named Executive Officers

Pursuant to the Lampert Agreement, the Company adopted a SERP for the benefit of Ira B. Lampert (the "Lampert SERP"). A specified amount of deferred compensation, currently $500,000, is credited to the Lampert SERP account each year. These yearly credits are 100% vested and not subject to forfeiture. Mr. Lampert voluntarily reduced the amount of the credit to be made in January 2005 from $500,000 to $350,000.

Effective as of April 19, 2000, in connection with a one-time grant of deferred compensation to certain executive officers, the Company adopted certain SERPs, including those with respect to deferred compensation in the following amounts for the following named executive officers (the "Executive SERPs"): (i) Brian F. King, $750,000; (ii) Keith L. Lampert, $450,000; and (iii) Urs W. Stampfli, $110,000. The amounts in the Executive SERP accounts vested in three equal annual installments on January 1st of 2001, 2002 and 2003. The Company simultaneously approved a one-time grant of deferred compensation to Ira B. Lampert in the amount of $1,549,998 with the same vesting schedule as under the Executive SERPs, and the Lampert SERP was amended to include appropriate terms to govern this one-time grant of deferred compensation.

In connection with a one-time grant of $100,000 in deferred compensation to Richard M. Finkbeiner as of July 22, 2002, the Company adopted a SERP for his benefit. Pursuant to his SERP, the amounts in the SERP accounts vested, so long as Mr. Finkbeiner continued to be employed by the Company, in four annual installments of $25,000 each on July 22nd of 2003, 2004, 2005 and 2006, however, if the Company terminates Mr. Finkbeiner's employment without cause, half of each year's installment would immediately become vested. When Mr. Finkbeiner's employment terminated on July 27, 2004, half of the installments scheduled to vest on July 22, 2005 and July 22, 2006 were forfeited and the other half immediately vested.

In connection with a one-time grant of $100,000 in deferred compensation to Alan Schutzman as of September 15, 2003, the Company adopted a SERP for his benefit. Pursuant to Mr. Schutzman's SERP, the amounts in the SERP accounts vest, so long as he continues to be employed by the Company, in three equal annual installments on September 15th of 2004, 2005 and 2006, or immediately upon: (i) a change in control; or (ii) the termination of his employment as a result of his death or disability, or by the Company without "cause."

Each time the Company credits an executive's account under a SERP agreement, the Company simultaneously contributes an equal amount to a trust established for the purpose of accumulating funds to satisfy the obligations incurred by the Company pursuant to the SERP.

Deferred Long Term Compensation

On August 6, 2003, Named Executive Officers were awarded the following amounts of contingent deferred compensation under the 2002 LTCIP with respect to the Fiscal 2002-2003 performance period (the "Deferred LTCIP Awards"): (i) Ira B. Lampert, $670,474; (ii) Brian F. King, $335,237; (iii) Keith L. Lampert, $389,629; (iv) Urs W. Stampfli, $274,021; and (v) Richard M. Finkbeiner, $224,722. The Deferred LTCIP Awards to Keith L. Lampert and Urs W. Stampfli vest, so long as the executive continues to be employed by the Company, in three equal annual installments on August 6, 2004, 2005 and 2006, or immediately upon:
(i) a change of control of the Company; or (ii) the executive's death or disability. The Deferred LTCIP Awards to Brian King and Rick Finkbeiner were forfeited when their employment terminated before any vesting had occurred. Ira
B. Lampert voluntarily agreed to delay the vesting of his Deferred LTCIP Award by one year, such that it vests in three equal installments on August 6, 2005, 2006 and 2007 instead of August 6, 2004, 2005 and 2006. Otherwise, the Deferred LTCIP Award granted to Ira B. Lampert has substantially the same terms and conditions as the other Deferred LTCIP Awards, however, in addition to the events that will accelerate the vesting of the other Deferred LTCIP Awards, it provides for immediate vesting in the event of termination without cause, a constructive termination of employment without cause, or the non-renewal of his employment contract. The Lampert SERP, the Executive SERPs and the Finkbeiner SERP were all amended to include appropriate terms to govern the Deferred LTCIP Awards. The Company contributed the foregoing amounts to trusts established for the purpose of holding funds to satisfy the Company's obligations under the Deferred LTCIP Awards.

TRANSACTIONS UNDER MANAGEMENT EQUITY PROVISIONS OF 1993 INCENTIVE PLAN

On August 23, 1995, the Compensation Committee of the Board approved stock purchase awards under the Management Equity Provisions ("MEP") of the Company's 1993 Incentive Plan pursuant to which 1,000,000 shares of Common Stock were made available for purchase by senior management of the Company at a price per share equal to $2.6875 per share (the closing price of the Common Stock on August 23, 1995, adjusted for the two-for-one stock split effective on April 14, 2000) pursuant to binding commitments to be made by such persons by August 31, 1995. The Company received commitments for the purchase of 888,000 shares (the "Purchased Shares"). Each purchaser was also granted the right to receive a contingent restricted stock award, that would have vested over a three-year period, covering a number of shares equal to the number of shares he had purchased based upon attainment of increases in shareholder value in accordance with the plan.

In November 1995, members of the Company's senior management entered into purchase agreements (the "Purchase Agreements") for the Purchased Shares. Pursuant to the Purchase Agreements, each purchaser executed a full recourse note for the purchase price of such shares (each a "Note"; collectively, the "Notes") and pledged the Purchased Shares as security for the payment of the Note. The Notes bore interest at an annual rate of 6%. Concurrently, each purchaser entered into a Voting Agreement pursuant to which each purchaser agreed to vote all of his Purchased Shares and contingent restricted stock in accordance with the determination of the holders of a majority of all of the Purchased Shares and contingent restricted stock held by the purchasers. To effect the foregoing, each of the purchasers delivered an irrevocable proxy to Ira B. Lampert.

Pursuant to Amendments to each of the Purchase Agreements dated February 28, 1997 (the "Amendments"), the Company was relieved of its obligation to issue any contingent restricted stock. Instead, each participating member of senior management received, as of December 22, 1996, options to purchase that number of shares of Common Stock (the "Option Shares") equal to the number of Purchased Shares purchased by such person, at an exercise price of $0.9063 per share. The options vested as to 20% of the Option Shares as of December 22, 1996, and the balance of the shares covered thereby began vesting December 31, 1996 in equal monthly installments over a four-year period during the term of employment or consultancy. The unvested portion became vested on August 19, 1998 when the average closing price of the Common Stock was at least $2.50 (after adjustment for the stock split effective on April 14, 2000) for 90 consecutive trading days. Concurrently with the Amendments, the Voting Agreement and the irrevocable proxies were amended and restated to include the Option Shares and delete any mention of the contingent restricted stock.

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

As contemplated by the MEP, subsequent to 1995 certain Purchased Shares and the related options were transferred to other eligible members of the Company's senior management upon their execution of the required agreements and Notes. Notes previously delivered to secure payment for such shares were canceled upon delivery of new Notes by such transferees.

In January 2000, the Board further provided that a participant in the MEP would have the right to prepay all or any portion of the indebtedness represented by a Note, and that the amount so prepaid would be repaid to the participant as deferred compensation at such time as the amount would otherwise have been forgiven in accordance with the Release Program.

The Purchased Shares and options awarded pursuant to the MEP are presently held by Ira B. Lampert, Keith L. Lampert and Arthur Zawodny. Harlan I. Press and Brian F. King ceased to be members of the MEP Group when they sold all of their Purchased Shares and Option Shares in August 2003 and August 2004, respectively.

The following were the scheduled release dates, and the total amounts that were forgiven* on such dates, under the Release Program.

                                                                            Total Principal
                                                                             Indebtedness           Total Purchased
         Releasee                           Release Dates                      Forgiven             Shares Released
----------------------------     -------------------------------------    --------------------    --------------------
Brian F. King                    May 1, 1999, and January 1st of               $  430,000*                160,000
                                 2000, 2001, 2002 and 2003
Ira B. Lampert                   May 1, 1999, and January 1st of               $1,612,500*                600,000
                                 2000, 2001, 2002 and 2003
Keith L. Lampert                 May 1, 1999, and January 1st of               $  295,625*                110,000
                                 2000, 2001, 2002 and 2003
Harlan I. Press                  January 6, 2000, and January 1st of           $   10,750                   4,000
                                 2001, 2002 and 2003
Arthur Zawodny                   May 1, 1999, and January 1st of               $   37,625*                 14,000
                                 2000, 2001, 2002 and 2003

     -------------------
     * After the January 1, 2000 release date, the balance of these amounts were repaid in full. Ira B. Lampert, Brian F. King, Keith L. Lampert and Arthur Zawodny each prepaid in full the balance of the debts represented by their Notes and, as a result of their continued employment with the Company, received deferred compensation in lieu of the amounts scheduled to be forgiven under the Release Program.

DIRECTOR COMPENSATION

During Fiscal 2004, each non-employee member of the Board was paid the following: (i) an annual fee of $15,000 for serving on the Board; (ii) a $2,500 annual fee for each Board committee on which he served ($3,500 for serving as Chairman); and (iii) $1,000 for each Board or committee meeting attended.

In addition, pursuant to the formula award provisions of the Company's 1993 Incentive Plan, as amended, prior to January 20, 2003, each non-employee director automatically received the following options to purchase shares of the Common Stock. Upon appointment to the Board, each non-employee director received: (i) an option to purchase up to 40,000 shares, vesting as to 8,000 shares on the following January 1 and on each January 1 thereafter (provided that, if a director fails to attend at least 75% of the Board meetings in any calendar year, then the options that would have vested on the next January 1 are forfeited); and (ii) an immediately exercisable option to purchase 13,000 shares. On each anniversary of his appointment, each non-employee director received another immediately exercisable option to purchase 13,000 shares. All of the foregoing options have an exercise price equal to the closing price of the Common Stock on the date of grant and expire on the earlier of: (i) five years from the grant date; or (ii) one year after the recipient ceases to be a member of the Board. On January 20, 2003, the 1993 Incentive Plan was amended to remove the provisions regarding formula awards to non-employee directors and, in lieu of the anniversary grant that would have been received in 2003, each non-employee director was granted an option to purchase 26,000 shares of Common Stock at an exercise price of $5.52 per share. The foregoing options were immediately exercisable as to 13,000 shares and vested as to the remaining 13,000 shares on January 20, 2004 provided the director continued to serve on the Board.

Effective July 31, 2003, the Company amended the outstanding options held by William J. Lloyd, who was a member of the Board until such time, to permit such options to be exercised until their stated expiration date, and to permit the continued vesting through January 2005 of 12,000 shares subject to one such option, in light of the valuable years of advice and service that had been provided during Mr. Lloyd's tenure as a member of the Board. The foregoing amendments did not apply to the installment of 13,000 shares that would have vested on January 20, 2004 under the grant made to him on January 20, 2003, which installment was forfeited.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following table sets forth certain information as of August 31, 2004 about the beneficial ownership of our Common Stock by: (i) each person or group who we know beneficially owns more than 5% of our Common Stock; (ii) each director;
(iii) each Named Executive Officer; and (iv) all directors and executive officers as a group:


                                                                               Amount and Nature of        Percent
Name of Beneficial Owner                                                     Beneficial Ownership(1)     of Class(1)
------------------------                                                     -----------------------     -----------
(i) Beneficial Owners of More Than 5% of the Common Stock

MT Trading LLC, Sondra Beit, RH Trading LLC and                                     1,870,787(2)             6.5%
LTC Racing LLC as a group
    c/o  MT Trading LLC
    530 Silas Deane Highway, Suite 130
    Wethersfield, CT 06109

MT Trading LLC                                                                      1,654,547(2)             5.7%
    530 Silas Deane Highway, Suite 130
    Wethersfield, CT 06109

Dimensional Fund Advisors Inc.                                                      1,492,894(2)             5.2%
    1299 Ocean Avenue, 11th Floor
    Santa Monica, CA 90401

"MEP Group" of Company Officers or                                                  2,367,285(3)             7.8%
    Employees as described in note (3) below

(ii) Directors

Ira B. Lampert                                                                      1,991,846(3)(4)          6.6%
Ronald S. Cooper                                                                       95,500(5)              *
Morris H. Gindi                                                                        95,500(6)              *
J. David Hakman                                                                       390,000(7)             1.3%
William J. O'Neill, Jr.                                                                76,000(8)              *

(iii) Named Executive Officers

Brian F. King                                                                         127,260(8)               *
Keith L. Lampert                                                                      459,689(3)(9)          1.6%
Alan Schutzman                                                                        23,000(10)               *
Urs W. Stampfli                                                                        63,665(8)               *
Richard M. Finkbeiner                                                                  37,500(8)               *

(iv) Directors and executive officers as a group (12 persons)(11)                   3,446,814               11.1%



--------------------
     *        Indicates less than one percent (1%).
      (1) For purposes of this table, beneficial ownership was determined in accordance with Rule 13d-3 under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the SEC; the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of Section 16 of the Exchange Act. As of August 31, 2004, the Company had 28,832,219 shares of Common Stock issued and outstanding. All shares were owned directly with sole voting and investment power unless otherwise indicated.
     (2) Based on information contained in Schedule 13Ds filed September 10, 2004 by each of MT Trading LLC, and MT Trading LLC and the other members of the group, as to their beneficial ownership at August 31, 2004, and a Schedule 13G filed February 6, 2004 by Dimensional Fund Advisors Inc. as to its beneficial ownership at December 31, 2003. The 1,654,547 shares beneficially owned by MT Trading LLC at August 31, 2004 constitute the majority of the 1,870,787 shares beneficially owned by MT Trading LLC and the other members of the group listed first in this table. On September 27, 2004, MT Trading LLC filed an amendment to its
              Schedule 13D indicating that, as of September 27, 2004, it beneficially owned 2,183,742 shares of the Company's Common Stock.

     (3) As of August 31, 2004, a group comprised of three officers or employees of the Company (Messrs. Ira B. Lampert, Keith L. Lampert and Arthur Zawodny) (collectively, the "MEP Group") beneficially owned, in the aggregate, 1,451,186 shares and options to purchase 916,099 shares of Common Stock, or 7.8% of 30,257,372 (the number of shares outstanding on that date plus the number of shares that would have been outstanding if all options held by the members of the MEP Group which were exercisable within 60 days of August 31, 2004 were exercised and the 509,054 shares deferred by Ira B. Lampert were outstanding). Of that total, 550,744 shares and options to purchase 391,656 shares of Common Stock were purchased under the Management Equity Provisions ("MEP") of the Company's 1993 Incentive Plan and are subject to the terms of an Amended and Restated Voting Agreement, dated February 28, 1997, as amended (the "Voting Agreement") pursuant to which MEP shares are voted in accordance with the will of the holders of a majority of the shares governed by the Voting Agreement. The balance of 900,442 shares and options to purchase 524,443 shares of Common Stock were purchased or held outside the MEP. See "Transactions under Management Equity Provisions of 1993 Incentive Plan" above. The MEP Group's address is c/o Concord Camera Corp., 4000 Hollywood Boulevard, Presidential Circle - 6th Floor, North Tower, Hollywood, Florida 33021.
      (4) Represents: (i) 640,660 shares that may be acquired pursuant to stock options exercisable within 60 days of August 31, 2004; (ii) 695,732 shares owned, as to all of which Mr. Lampert has sole dispositive power; (iii) 509,054 shares, the delivery of which was deferred by Mr. Lampert into future years under the Company's Deferred Delivery Plan, but which could be acquired by him within 60 days of August 31, 2004 under certain limited circumstances described in that plan; (iv) 28,000 shares held by a ss.501(c)(3) charitable trust of which Mr. Lampert is a trustee with voting and dispositive power; and (v) 118,400 additional MEP shares (550,744 MEP shares, less the 432,344 MEP shares owned directly by Mr. Lampert) that Mr. Lampert has the right to vote since he currently owns a majority of the shares governed by the Voting Agreement. Since Mr. Lampert is part of the MEP Group, the shares beneficially owned by him are included in footnote (3) above; the MEP Group is deemed to have acquired the shares beneficially owned by any member of the MEP Group described in footnote (3) above.
     (5) Includes 82,500 shares that may be acquired pursuant to stock options exercisable within 60 days of August 31, 2004.
     (6) Represents 80,500 shares that may be acquired pursuant to stock options exercisable within 60 days of August 31, 2004, and 15,000 shares held by the Notra Trading Inc. Profit Sharing Plan & Trust, a retirement plan of which Mr. Gindi is a co-trustee and participant.
     (7) Represents: (i) 80,500 shares that may be acquired pursuant to stock options exercisable within 60 days of August 31, 2004; and
              (ii) 39,500 shares held by the Hakman Family Trust, of which Mr. Hakman is a trustee and beneficiary, 30,000 shares held by the Hakman Capital Corporation Profit Sharing Plan and Trust, and 240,000 shares held by a corporation controlled by Mr. Hakman.
     (8) Represents shares that may be acquired pursuant to stock options exercisable within 60 days of August 31, 2004.
     (9) Represents 249,689 shares that may be acquired pursuant to stock options exercisable within 60 days of August 31, 2004 and 210,000 shares owned, as to all of which Keith Lampert has sole dispositive power. Since Mr. Lampert is part of the MEP Group, the shares beneficially owned by him are included in footnote (3) above; the MEP Group is deemed to have acquired the shares beneficially owned by any member of the MEP Group described in footnote (3) above.
     (10) Represents 20,000 shares that may be acquired pursuant to stock options exercisable within 60 days of August 31, 2004 and 3,000 shares owned by an IRA account of Mr. Schutzman.
     (11) Does not include 5,000 shares beneficially owned by the Company's Controller, Blaine Robinson, who was appointed as an executive officer effective as of September 20, 2004, and does not include any shares beneficially owned by Messrs. Finkbeiner or King.

FISCAL YEAR-END EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth aggregated information concerning our equity compensation plans outstanding at July 3, 2004.

                                                                                                No. of Securities
                                                                                              Remaining Available
                                                                                             for Future Issuance
                                 No. of Securities to be          Weighted-Average                under Equity
                                 Issued upon Exercise of          Exercise Price of             Compensation Plans
                                  Options, Warrants and         Options, Warrants and         (excluding shares
                                   Rights Outstanding            Rights Outstanding               reflected in
Plan Category                         at FY End (#)                 at FY End ($)                the 1st column)
-------------                    ------------------------      ----------------------         --------------------
Equity Compensation Plans
Approved by Shareholders
                                        2,536,694                       $4.11                              --

Equity Compensation Plans
Not Approved by Shareholders
                                          789,250                       $5.92                         568,500
                                        ---------                       -----                         -------
Total                                   3,325,944                       $4.54                         568,500
                                        =========                       =====                         =======


At July 3, 2004, we had a total of twenty-four (24) compensation plans under which Common Stock was authorized for issuance that were adopted without shareholder approval: (i) the 2002 Incentive Plan for Non-Officer Employees, New Recruits and Consultants (the "First 2002 Incentive Plan") and the 2002 Incentive Plan for New Recruits (the "Second 2002 Incentive Plan", collectively with the First 2002 Incentive Plan, the "2002 Plans"); and (ii) twenty-two (22) individual stock option plans, twenty-one (21) of which were issued to employees (two of whom are executive officers) as an inducement to their employment with the Company and one (1) of which was issued to a consultant as a retention inducement. None of the options issued under any of these plans qualifies as an incentive stock option for federal tax purposes.

At July 3, 2004, 500,000 shares of Common Stock were reserved for issuance pursuant to outstanding options granted under and options available for grant under each of the 2002 Plans. New recruits (including officers), non-officer employees and consultants in our service are eligible to participate in the First 2002 Incentive Plan. Only new recruits (including officers) are eligible to participate in the Second 2002 Incentive Plan. The 2002 Plans generally provide for the granting of stock, stock options, stock appreciation rights, restricted shares or any combination of the foregoing to eligible participants. Shares subject to any outstanding options under each of these plans which expire or otherwise terminate prior to exercise will be available for subsequent issuance under the plan. Except as otherwise required by law or the plan, the Compensation and Stock Option Committee or our Board of Directors determine which eligible individuals are to receive option grants, the number of shares subject to each such grant, the vesting schedule for the option grant, the maximum term for which any granted option is to remain outstanding, and the exercise price. The exercise price may not be less than the fair market value of the option shares on the grant date.

At July 3, 2004, 359,750 shares of Common Stock in the aggregate were reserved for issuance under individual stock option plans that were issued to employees (two of whom are executive officers) as an inducement to their becoming employed by the Company, and to a consultant as an inducement for his continued services, or were subsequently received by the employee or consultant, in exchange for their inducement option, in connection with a stock option repricing program. These plans were adopted for inducement of new employees and consultants and have substantially the same terms and conditions as options issued under the 2002 Plans. These stock options generally vest in three annual installments beginning on the first anniversary of the employee's start date or the grant date, have an exercise price equal to the closing price of the Common Stock on the date of grant, and expire ten years after the grant date. For those stock options that were received in exchange for the person's inducement option, the vesting schedule and expiration date of the inducement option were carried forward into the person's repriced stock option. The consultant's stock option began vesting on the date of grant, continued vesting in annual installments and became vested in full on April 24, 2004 since the consultant continued to make his services available to the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Employment of Christopher Lampert

Another son of Ira B. Lampert, Christopher Lampert, worked for the Company in Hong Kong and the PRC as a project analyst and product operations manager until December 12, 2003. In Fiscal 2004, we paid a total of $51,649 for his salary and his housing in Hong Kong. Housing is customarily provided to our employees on foreign assignment and stationed by the Company in Hong Kong and/or the PRC.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees for professional services provided by Ernst & Young LLP to the Company during Fiscal 2004 and Fiscal 2003 are:

                                               FY 2004            FY 2003
                                            (in thousands)     (in thousands)
                                           ---------------    ---------------
Audit Fees                                 $    1,367         $    420
Audit-Related Fees                                421               66
Tax Fees                                           --               --
All Other Fees                                     --               --
                                           ---------------    ---------------
Total                                      $    1,787         $    486
                                           ===============    ===============

Audit Fees include fees for services rendered for the audit of the Company's annual financial statements, reviews of financial statements included in the Company's quarterly reports on Form 10-Q, and consents and other services normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees principally include fees for advisory services related to
Section 404 of the Sarbanes-Oxley Act, due diligence in connection with the Jenimage acquisition and other possible transactions, and accounting consultations.

Tax Fees would include fees for services rendered for tax compliance, tax advice and tax planning. The Company obtains these types of services from an accounting firm other than Ernst & Young LLP.

All Other Fees would include fees for all other services rendered to the Company that do not constitute Audit Fees, Audit-Related Fees or Tax Fees.

In considering the nature of the services provided by Ernst & Young LLP, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with Ernst & Young LLP and management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

APPROVAL POLICY

All services rendered by Ernst & Young LLP are pre-approved by the Audit Committee in accordance with the Company's Audit and Non-Audit Pre-Approval Policy for independent auditor services and are monitored both as to spending level and work content by the Audit Committee to maintain the appropriate objectivity and independence of Ernst & Young LLP's core service, which is the audit of the Company's consolidated financial statements. Under the policy, the terms and fees of annual audit services, and any changes thereto, must be approved by the Audit Committee. The policy also sets forth detailed pre-approved categories of other audit, audit-related and other non-audit services that may be performed by the Company's independent auditors during the fiscal year, subject to the dollar limitations set by the Committee. The Audit Committee may, in accordance with the policy, delegate to any member of the Audit Committee the authority to approve audit and non-audit services to be performed by the independent auditors. Any Audit Committee member who exercises this delegated authority must report any approval decisions to the Audit Committee at its next scheduled meeting. The foregoing pre-approval requirements are subject to the de minimis exceptions for non-audit services described in
Section 10A(i)(1)(B) of the Exchange Act which are approved by the Audit Committee prior to completion of the audit.

All of the services described above were approved by the Audit Committee in accordance with its approval policy.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) (1) and (2) Financial Statements and Financial Statement Schedule

The following consolidated financial statements of the Company and the notes thereto, the related reports thereon of the independent registered public accounting firm and financial statement schedule are filed under Item 8 of this report:

(a)(1)       Financial Statements Page
             Report of Independent Registered Public Accounting Firm                                F-1
             Consolidated Balance Sheets at July 3, 2004 and June 28, 2003                          F-2
             Consolidated Statements of Operations for the years ended                              F-3
                      July 3, 2004, June 28, 2003 and June 29, 2002
             Consolidated Statements of Stockholders' Equity for the years
                      ended July 3, 2004, June 28, 2003 and June 29, 2002                           F-4
             Consolidated Statements of Cash Flows for the years
                      ended July 3, 2004, June 28, 2003 and June 29, 2002                           F-5
             Notes to Consolidated Financial Statements                                             F-6

(a)(2)       Financial Statement Schedule
             Schedule II--Valuation and Qualifying Accounts and Reserves                           F-38

All other financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the instructions to Item 8 or are inapplicable and therefore have been omitted.

(A)(3) EXHIBITS

No.                             Description                                  Method of Filing

2.1          Purchase of Share and Claims and Transfer          Incorporated by reference to the Company's
             Agreement, dated May 10, 2004, by and  between     current report on Form 8-K filed on May
             Concord Camera GmbH and 4MBO International         25, 2004.
             Electronic AG for the purchase of Jenimage
             Europe GmbH and Jenimage UK Limited

3.1          Certificate of Incorporation, as amended           Incorporated by reference to the Company's
             through May 9, 2000                                annual report on Form 10-K ("10-K") for
                                                                the year ended July 1, 2000.

3.2          Restated By-Laws, as amended through July          Filed herewith.
             12, 2004

4.1          Form of Common Stock Certificate                   Incorporated by reference to the Company's
                                                                registration statement on Form 8-A filed
                                                                September 20, 2000.
9.1*         Amended and Restated Voting Agreement,             Incorporated by reference to the Company's
             dated February 28, 1997, among the parties         10-K for the year ended July 1, 2000.
             signatory thereto, including among others,
             Ira B. Lampert, Brian King and Arthur
             Zawodny, as amended on various dates in
             1998 to add certain additional shares of
             the Company's Common Stock owned by Ira B.
             Lampert, Brian King and Keith Lampert and
             as further amended on January 6, 2000

10.1         Settlement Agreement between the Company           Incorporated by reference to the Company's
             and the Commission effective September 1,          10-K for the year ended June 28, 2003.
             1994

10.2         Second renewal agreement of Master                 Incorporated by reference to the Company's
             Processing Contract No. (86)507, dated             quarterly report on Form 10-Q ("10-Q") for
             March 15, 1996, and approval notice issued         the quarter ended September 30, 2000.
             by the Longgang Economic Development Bureau
             (English translations)

10.3         Contract for Grant of State-Owned Land Use Right,  Incorporated by reference to the Company's
             dated November 8, 1994, with the Shenzhen Land     10-Q for the quarter ended September 30, 2000.
             Bureau (English translation)


10.4         Hong Kong Credit Facility and Factoring            Incorporated by reference to the Company's 10-Q
             Agreement, dated September 8, 1999, between        for the quarter ended January 1, 2000.
             The Hongkong and Shanghai Banking Corporation
             Limited ("HSBC") and Concord HK

10.5         Letter agreements between HSBC and Concord         Incorporated by reference to the Company's
             HK dated June 1, 2002 and June 4, 2002,            10-K for the year ended June 29, 2002.
             relating to and amending the Hong Kong
             Credit Facility and Factoring Agreement

10.6         Letter agreement between HSBC and Concord          Filed herewith.
             HK dated December 13, 2003, relating to
             cancellation of  Hong Kong Factoring
             Facility

10.7         Letter agreement between HSBC and Concord HK,      Incorporated by reference to the Company's
             dated as of November 7, 2003, relating to the      10-Q for the quarter ended  December 27, 2003.
             provision of certain banking facilities and the
             guarantee of same by the Company

10.8         Letter  agreement  between  HSBC and  Concord HK,  Filed herewith.
             dated as of April 23, 2004, relating to the provision of certain banking facilities and the guarantee of same by the Company

10.9         Debenture,  dated June 10, 2004, by Concord HK in  Filed herewith.
             favor of HSBC

10.10        Form of  Guarantee  from the  Company  to HSBC in  Filed herewith.
             connection with the Hong Kong credit facilities, with schedule of outstanding Guarantees

10.11        Renewal of Business License of Concord             Filed herewith.
             Camera (Shenzhen) Company Limited, issued
             by the Shenzhen Municipal Administration
             for Industry and Commerce on May 17, 2004
             (English translation)

10.12*       Incentive Plan (1993), as amended through          Incorporated by reference to the Company's
             April 24, 2000                                     10-K for the year ended July 1, 2000.

10.13*       Amendments to Incentive Plan (1993) dated          Incorporated by reference to the Company's
             as of April 19, 2001 and August 2, 2001            Schedule TO/A-1 filed August 28, 2001

10.14*       Amendment to Incentive Plan (1993) dated as        Incorporated by reference to the Company's
             of January 20, 2003                                10-Q for the quarter ended March 29, 2003.

10.15*       Amendments to Incentive Plan (1993) dated          Incorporated by reference to the Company's
             as of February 10, 2003 and June 2, 2003           10-K for the year ended June 28, 2003.

10.16*       2002 Incentive Plan for Non-Officer                Incorporated by reference to the Company's
             Employees, New Recruits and Consultants,           10-K for the year ended June 29, 2002.
             and Amendment No. 1 to same dated September
             4, 2002

10.17*       Amendment No. 2 dated as of June 2, 2003 to        Incorporated by reference to the Company's
             2002 Incentive Plan for Non-Officer                10-K for the year ended June 28, 2003.
             Employees, New Recruits and Consultants

10.18*       2002 Incentive Plan for New Recruits, and          Incorporated by reference to the Company's
             Amendment No. 1 to same dated as of June 2,        10-K for the year ended June 28, 2003.
             2003

10.19*       Stock Option (Plan and) Agreement, dated as        Incorporated by reference to the Company's
             of May 15, 1998, between Urs W. Stampfli           10-K for the year ended June 29, 2002.
             and the Company

10.20*       Amendment, effective as of February 11,            Incorporated by reference to the Company's
             2003, to Stock Option (Plan and) Agreement,        10-K for the year ended June 28, 2003.
             dated as of May 15, 1998, between Urs W.
             Stampfli and the Company

10.21*       Amended and Restated Deferred Delivery             Filed herewith.
             Plan, as amended through June 30, 2004

10.22*       Amended and Restated Annual Incentive              Filed herewith.
             Compensation Plan, as amended through June
             30, 2004

10.23*       Amended and Restated Long Term Incentive           Filed herewith.
             Plan Commencing Fiscal 2004, as amended
             through June 30, 2004, and 2004-2006
             Performance Criteria

10.24*       Restated Flexible Perquisite Spending              Filed herewith.
             Account Program for Corporate Officers, as
             amended through July 12, 2004

10.25*       Appendix A, dated June 6, 2002, to Flexible        Incorporated by reference to the Company's
             Perquisite Spending Account Program                quarterly report on Form 10-Q for the
                                                                quarter ended December 28, 2002.
10.26*       Amended and Restated Employment Agreement,         Filed herewith.
             dated as of May 1, 1997, between the
             Company and Ira B. Lampert

10.27*       Amendment No. 1 dated as of August 25,             Incorporated by reference to the Company's
             1998, Amendment No. 3 dated as of April 19,        10-K for the year ended June 30, 2001.
             2000, and Amendment No. 4 dated as of
             January 1, 2001, to Amended and Restated
             Employment Agreement dated as of May 1, 1997,
             between Ira B. Lampert and the Company

10.28*       Amendment No. 2, dated as of January 1,            Incorporated by reference to the Company's
             1999, to Amended and Restated Employment           10-Q for the quarter ended January 2, 1999.
             Agreement dated as of May 1, 1997, between
             Ira B. Lampert and the Company

10.29*       Amendment No. 5, dated as of December 2,           Incorporated by reference to the Company's
             2002, to Amended and Restated Employment           10-Q for the quarter ended December 28, 2002.
             Agreement dated as of May 1, 1997, between
             Ira B. Lampert and the Company

10.30*       Amendment No. 6, dated February 10, 2003,          Incorporated by reference to the Company's
             to Amended and Restated Employment                 10-Q for the quarter ended March 29, 2003.
             Agreement dated as of May 1, 1997, between
             Ira B. Lampert and the Company

10.31*       Memorandum from Ira B. Lampert dated July          Filed herewith.
             28, 2004 to the Company regarding the
             waiver of certain compensation and
             modification to vesting dates, along with
             releases signed by Ira B. Lampert

10.32*       Amended and Restated Supplemental Executive        Filed herewith.
             Retirement Plan and Agreement ("SERP") for
             Ira B. Lampert, dated as of August 18,
             2004, between Ira B. Lampert and the Company

10.33*       Amended and Restated SERP for Keith L.             Filed herewith.
             Lampert, dated as of August 18, 2004,
             between Keith L. Lampert and the Company

10.34*       Terms of Employment between Brian F. King          Incorporated by reference to the Company's
             and the Company, effective as of January 1,        10-K for the year ended June 30, 2001.
             2000

10.35*       Amendment, dated as of November 20, 2002,          Incorporated by reference to the Company's
             to Terms of Employment dated as of January         10-Q for the quarter ended December 28,
             1, 2000, between Brian F. King and the             2002.
             Company

10.36*       Amendment No. 2 dated as of February 26,           Incorporated by reference to the Company's
             2003, and Amendment No. 3 dated as of March        10-Q for the quarter ended March 29, 2003.
             30, 2003, to Terms of Employment dated as
             of January 1, 2000, between Brian F. King
             and the Company

10.37*       Separation Agreement dated as of March 29,         Filed herewith.
             2004 between Brian F. King and the Company

10.38*       Terms of Employment between Urs W. Stampfli        Incorporated by reference to the Company's
             and the Company, effective as of January 1,        10-K for the year ended June 30, 2001.
             2000

10.39*       Amendment, dated as of November 20, 2002,          Incorporated by reference to the Company's
             to Terms of Employment dated as of January         10-Q for the quarter ended December 28,
             1, 2000, between Urs W. Stampfli and the           2002.
             Company

10.40*       Amendment No. 2 dated as of February 26,           Incorporated by reference to the Company's
             2003, and Amendment No. 3 dated as of March        10-Q for the quarter ended March 29, 2003.
             30, 2003, to Terms of Employment dated as
             of January 1, 2000, between Urs W. Stampfli
             and the Company

10.41*       Terms of Employment between Keith L.               Incorporated by reference to the Company's
             Lampert and the Company, effective as of           10-Q for the quarter ended December 28,
             November 11, 2002                                  2002.

10.42*       Amendment No. 1, dated as of March 2, 2004,        Incorporated by reference to the Company's
             to Terms of Employment effective as of             10-Q for quarter ended March 27, 2004.
             November 11, 2002, between Keith Lampert
             and the Company

10.43*       Terms of Employment between Richard                Incorporated by reference to the Company's
             Finkbeiner and the Company, effective as of        10-K for the year ended June 28, 2003.
             July 22, 2002, and Amendment No. 1 to same
             dated as of January 1, 2003

10.44*       Separation Agreement dated as of August 18,        Filed herewith.
             2004 between Richard Finkbeiner and the
             Company

10.45*       Terms of Employment between Alan Schutzman         Filed herewith.
             and the Company, effective as of September
             15, 2003, and Amendment No. 1 to same dated
             January 23, 2004

10.46*       Form of SERP, dated as of April 19, 2000,          Incorporated by reference to the Company's
             between the Company and each of certain            10-K for the year ended July 1, 2000.
             executive officers

10.47*       Form of Amendment to the SERP, dated as of         Incorporated by reference to the Company's
             April 19, 2000, between the Company and            10-K for the year ended June 30, 2001.
             each of certain executive officers

10.48*       Form of Amendment No. 2, dated as of June          Incorporated by reference to the Company's
             1, 2002, to the SERP between the Company           10-K for the year ended June 29, 2002.
             and each of Brian King, Urs Stampfli and
             Harlan Press

10.49*       Form of Amendment No. 3, dated as of August        Incorporated by reference to the Company's
             6, 2003, to the SERP between the Company           10-Q for quarter ended March 27, 2004.
             and each of Brian King, and Urs Stampfli

10.50*       SERP, dated as of July 22, 2002, between           Incorporated by reference to the Company's
             the Company and Richard M. Finkbeiner              10-K for the year ended June 28, 2003.

10.51*       Amendment No. 1, dated as of August 6,             Incorporated by reference to the Company's
             2003, to SERP dated as of July 22, 2002,           10-Q for quarter ended March 27, 2004.
             between Richard Finkbeiner and the Company

10.52*       SERP, dated as of September 15, 2003,              Filed herewith.
             between the Company and Alan Schutzman

10.53*       Concord Camera Corp. Executive Management          Incorporated by reference to the Company's
             Tax Equalization Policy                            10-K for the year ended June 29, 2002.

10.54        Lease Agreement, undated between Prologis          Incorporated by reference to the Company's
             Trust, a Maryland real estate investment           10-Q for the quarter ended January 2,
             trust, and the Company                             1999.

10.55        Lease Agreement, dated as of August 12,            Incorporated by reference to the Company's
             1998, between CarrAmerica Realty Corp. and         10-Q for the quarter ended January 2,
             the Company                                        1999.

10.56        First Amendment, dated October 12, 1999, to        Incorporated by reference to the Company's
             Lease dated as of August 12, 1998, between         10-Q for the quarter ended October 2, 1999.
             CarrAmerica Realty Corp. and the Company

10.57        Second Amendment, dated January 3, 2000, to        Incorporated by reference to the Company's
             Lease dated as of August 12, 1998, between         10-K for the year ended July 1, 2000.
             CarrAmerica Realty Corp. and the Company

10.58        Third Amendment, dated January 6, 2003, to         Incorporated by reference to the Company's
             Lease dated as of August 12, 1998, between         10-Q for the quarter ended December 28, 2002.
             CRD Presidential, LLC and the Company

10.59        Tenancy Agreement, dated September 18,             Incorporated by reference to the Company's
             2002, between Southnice Investments Limited        10-Q for the quarter ended December 28, 2002.
             and Concord Camera HK Limited

21           Subsidiaries of the Company                        Filed herewith.

23           Consent of Independent Registered Public           Filed herewith.
             Accounting Firm

31.1         Certification of Principal  Executive              Filed herewith.
             Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2         Certification of Principal Financial               Filed herewith.
             Officer pursuant to Rule
             13a-14(a)/15d-14(a)

32.1         Certification of Principal  Executive              Filed herewith.
             Officer pursuant to 18 U.S.C. ss.1350

32.2         Certification of Principal Financial               Filed herewith.
             Officer pursuant to 18 U.S.C. ss.1350

--------------
* Management contract or compensatory plan or arrangement.

The Financial Statement Schedules required to be filed pursuant to this Item
15(c) are listed above.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CONCORD CAMERA CORP.

Date:  October 1, 2004                          By:  /s/  Ira B. Lampert
                                                --------------------------------
                                                Ira B. Lampert, Chairman, Chief
                                                Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, and on the date set forth above.

  Signature                                Title
  /s/ Ira B. Lampert                       Chairman of the Board, Chief
  ------------------------------           Executive Officer and President
  Ira B. Lampert                           (Principal Executive Officer)

  /s/  Harlan I. Press                      Vice President and Treasurer
  ------------------------------           (Principal Financial Officer)
  Harlan I. Press

  /s/  Blaine A. Robinson                  Controller
  ------------------------------           (Principal Accounting Officer)
  Blaine A. Robinson

  /s/  Ronald S. Cooper                    Director
  ------------------------------
  Ronald S. Cooper

  /s/ William J. O'Neill, Jr.              Director
  ---------------------------
  William J. O'Neill, Jr.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Concord Camera Corp.

We have audited the accompanying consolidated balance sheets of Concord Camera Corp. and subsidiaries as of July 3, 2004 and June 28, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 3, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concord Camera Corp. and subsidiaries as of July 3, 2004 and June 28, 2003, and the consolidated results of operations and cash flows for each of the three years in the period ended July 3, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, in the year ended July 3, 2004 the Company changed its method of accounting with respect to the allocation of manufacturing labor and overhead costs to inventories.


                                             /s/Ernst & Young LLP
                                             Certified Public Accountants
Fort Lauderdale, Florida
September 28, 2004

CONCORD CAMERA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                               JULY 3,                   JUNE 28,
                                                                                2004                       2003
                                                                         --------------------      ------------------
ASSETS
Current Assets:
     Cash and cash equivalents                                            $      18,323             $       14,071
     Short-term investments                                                      39,600                     74,185
     Accounts receivable, net                                                    29,367                     32,494
     Inventories                                                                 52,418                     32,317
     Prepaid expenses and other current assets                                   11,563                      5,122
                                                                          ----------------          -----------------
                             Total current assets                               151,271                    158,189
Property, plant and equipment, net                                               20,597                     21,328
Goodwill, net                                                                         -                      3,721
Other assets                                                                     17,649                     22,576
                                                                          ----------------          -----------------
                             Total current assets                         $     189,517             $      205,814
                                                                          ================          =================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Short-term borrowings under credit facilities                        $       9,170             $           --
     Accounts payable                                                            18,783                     22,105
     Accrued expenses                                                            16,395                     13,023
     Other current liabilities                                                    6,320                      1,984
                                                                          ----------------          -----------------
                           Total current liabilities                             50,668                     37,112
Other long-term liabilities                                                      11,724                     11,874
                                                                          ----------------          -----------------
Total liabilities                                                                62,392                     48,986
Commitments and contingencies

Stockholders' equity:
     Blank check preferred stock, no par value,
         1,000 shares authorized, none issued                                        --                         --

     Common stock, no par value, 100,000 shares
         authorized; 30,572 and 29,464 shares issued
         as of July 3, 2004 and June 28, 2003, respectively                     143,073                    141,109
     Additional paid-in capital                                                   4,853                      5,407
     Deferred stock-based compensation                                              (29)                      (190)
     Deferred share arrangement                                                     413                         --
     (Accumulated deficit) retained earnings                                    (16,152)                    15,070
     Accumulated other comprehensive loss                                            --                       (431)
                                                                           ----------------          -----------------
                                                                                132,158                    160,965
     Less: treasury stock, at cost, 1,599 and 1,543 shares as
            of July 3, 2004 and June 28, 2003, respectively                      (4,620)                    (4,137)

     Less: common stock held in trust, 331 shares as
            of July 3, 2004                                                        (413)                         --
                                                                           ----------------          -----------------
                            Total stockholders' equity                          127,125                    156,828
                                                                           ----------------          -----------------
                            Total liabilities and stockholders' equity     $    189,517             $      205,814
                                                                           ================          =================

See accompanying notes.

CONCORD CAMERA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                                             Fiscal Year Ended
                                                      ----------------------------------------------------------------
                                                         July 3,                  June 28,                June 29,
                                                           2004                     2003                    2002
                                                      ---------------          ---------------          --------------
Net sales                                             $   203,132              $   189,783              $   129,317
Cost of products sold                                     188,954                  153,532                  110,345
                                                      ---------------          ---------------          --------------
Gross profit                                               14,178                   36,251                   18,972
Selling expenses                                           13,522                    8,905                    6,343
General and administrative expenses                        26,842                   20,616                   20,968
Goodwill impairment                                         3,721                       --                       --

Variable stock-based compensation
   (income) expense                                          (659)                     900                       --
Recovery of operating expenses, net                            --                       --                   (1,150)
Interest expense                                              715                    1,230                    2,522
Other income, net                                            (500)                  (2,372)                  (3,060)
                                                      ---------------          ---------------          --------------
(Loss) income before income taxes                         (29,463)                   6,972                   (6,651)
Provision (benefit) for income taxes                        7,537                      569                   (1,403)
                                                      ---------------          ---------------          --------------
(Loss) income before extraordinary item                   (37,000)                   6,403                   (5,248)
Extraordinary gain - acquired net assets in
   excess of cost                                           5,778                       --                       --
                                                      ---------------          ---------------          --------------
 Net (loss) income                                    $   (31,222)             $     6,403              $    (5,248)
                                                      ===============          ===============          ==============


Net (loss) income per common share:
Basic:
   (Loss) income before extraordinary item            $     (1.29)             $      0.23              $     (0.19)
   Extraordinary gain                                        0.20                       --                       --
                                                      ---------------          ---------------          --------------
Basic (loss) income per common share                  $     (1.09)             $      0.23              $     (0.19)
                                                      ===============          ===============          ==============
Diluted:
   (Loss) income before extraordinary item            $     (1.29)             $      0.22              $     (0.19)
   Extraordinary gain                                        0.20                       --                       --
                                                      ---------------          ---------------          --------------
Diluted (loss) income per common share                $     (1.09)             $      0.22              $     (0.19)
                                                      ===============          ===============          ==============
 Weighted average
   common shares outstanding - basic                       28,716                   27,874                   27,438
Dilutive effect of common stock options                        --                    1,571                       --
                                                      ---------------          ---------------          --------------
Weighted average common shares outstanding - diluted       28,716                   29,445                   27,438
                                                      ===============          ===============          ==============

See accompanying notes.

CONCORD CAMERA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

                                                                                                      Notes
                                                                                                    Receivable
                                                                                                      arising
                                                                                                       from
                              Common Stock                                           (Accumulated     Common
                            ----------------   Additional     Deferred     Deferred     Deficit)       Stock        Treasury Stock
                            Issued    Stated     Paid-in     Stock-Based     Share      Retained      Purchase     -----------------
                            Shares    Value     Capital     Compensation   Agreement    Earnings     Agreements    Shares     Cost
                            ------  --------   ----------   ------------   ---------    ---------    ----------    ------   --------
Balance as of June 30,
  2001                      28,912  $140,254   $    4,322   $         --   $      --    $  13,915    $      (17)   1,543    $(4,137)
Exercise of stock options      117       293           --             --          --           --            --       --          --
Deferred stock-based
  compensation                  --        --           --           (332)         --           --            --        --         --
Interest on notes
  receivable
  from common stock
  purchase agreements           --        --           --             --          --           --            (1)       --         --
Officers' notes forgiven
  on stock purchases            --        --           --             --          --           --             8        --         --
Officers' notes paid on
  stock  purchase               --        --           --             --          --           --             9        --         --
Stock-based compensation        --        --           90             --          --           --            --        --         --
Net loss and comprehensive
  loss                          --        --           --             --          --       (5,248)           --        --         --
------------------------------------------------------------------------------------------------------------------------------------
Balance as of June 29,
   2002                     29,029   140,547        4,412           (332)         --        8,667            (1)    1,543    (4,137)
Exercise of stock options
   and warrants                435       562           --             --          --           --            --        --         --
Deferred stock-based
   compensation                 --        --           --            142          --           --            --        --         --
Officers' notes forgiven
   on stock purchases           --        --           --             --          --           --             1        --         --
Stock-based compensation        --        --          995             --          --           --            --        --         --
Net income                      --        --           --             --          --        6,403            --        --         --
Unrealized loss on
   securities                   --        --           --             --          --           --            --        --         --
Comprehensive income            --        --           --             --          --           --            --        --         --
------------------------------------------------------------------------------------------------------------------------------------
Balance as of June 28,
   2003                     29,464   141,109        5,407           (190)         --       15,070            --     1,543    (4,137)
Exercise of stock options
   and warrants              1,108     1,964           --             --          --           --            --                   --
Deferred stock-based                                                                                                   --
   compensation                 --        --           --            161          --           --            --        --         --
Purchase of treasury stock      --        --           --             --          --           --            --        56      (483)
Common stock held in Trust      --        --           --             --          --           --            --        --         --
Deferred share arrangement      --        --           --             --         413           --            --        --         --
Stock-based compensation        --        --         (554)            --          --           --            --        --         --
Net loss                        --        --           --             --          --      (31,222)           --        --         --
Realized loss on
   securities                   --        --           --             --          --           --            --        --         --
Comprehensive loss              --        --           --             --          --           --            --        --         --
------------------------------------------------------------------------------------------------------------------------------------
Balance as of July 3, 2004  30,572  $143,073       $4,853           $(29)       $413     $(16,152)      $    --     1,599   $(4,620)
                            ========================================================================================================


                             Common Stock    Accumulated
                            Held in Trust       Other
                            -------------   Comprehensive
                            Shares    Cost       Loss       Total
                            ------    ----      -----     --------
Balance as of June 30,
   2001                        --    $  --      $  --     $154,337
Exercise of stock options      --       --         --          293
Deferred stock-based
   compensation                --       --         --         (332)
Interest on notes
   receivable
   from common stock
   purchase agreements         --       --         --           (1)
Officers' notes forgiven
   on stock purchases          --       --         --            8
Officers' notes paid on
   stock purchase              --       --         --            9
Stock-based compensation       --       --         --           90

Net loss                       --       --         --       (5,248)
--------------------------------------------------------------------------------
Balance as of June 29,         --       --         --      149,156
   2002
Exercise of stock options
   and warrants                --       --         --          562
Deferred stock-based
   compensation                --       --         --          142
Officers' notes forgiven
   on stock purchases          --       --         --            1

Stock-based compensation       --       --         --          995

Net income                     --       --         --        6,403
Unrealized loss on securities  --       --       (431)        (431)
Comprehensive income           --       --         --        5,972
--------------------------------------------------------------------------------
Balance as of June 28,         --       --       (431)     156,828
   2003
Exercise of stock options                                    1,964
   and warrants                --       --        --
Deferred stock-based                                           161
   compensation                --       --        --
Purchase of treasury stock     --       --        --          (483)
Common stock held in Trust    (331)    (413)      --          (413)
Deferred share arrangement     --       --        --           413
Stock-based compensation       --       --        --          (554)
Net loss                       --       --        --       (31,222)
Realized loss on
   securities                  --       --       431           431
Comprehensive loss             --       --        --       (30,791)
--------------------------------------------------------------------------------
Balance as of July 3, 2004    (331)   $(413)  $   --      $127,125
                            ====================================================

See accompanying notes.

CONCORD CAMERA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                     Fiscal Year Ended
                                                            ---------------------------------------------------------------------
                                                               July 3,                   June 28,                  June 29,
                                                                 2004                      2003                      2002
                                                            ---------------          -----------------        -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                           $   (31,222)             $     6,403              $    (5,248)

Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
   Depreciation and amortization                                  7,872                    6,068                    6,260
   Deferred income taxes                                          7,204                      340                   (1,403)
   Extraordinary gain                                            (5,778)                      --                       --
   Goodwill impairment                                            3,721                       --                       --
   Loss on sale of short-term investments                           916                       --                       --
   Variable stock-based compensation(income) expense               (659)                     900                       --
   Settlement of net accrued product costs                           --                   (2,234)                      --
   Provision for specific inventory obsolescence                 11,100                       22                    3,261
   Changes in operating assets and liabilities:
        Accounts receivable                                      11,643                   (9,510)                   2,268
        Inventories                                             (23,021)                  (9,854)                   5,020
        Prepaid expenses and other current assets                (6,310)                      73                      163
        Other assets                                                287                   (2,461)                  (1,651)
        Accounts payable                                         (3,694)                   9,603                   (5,489)
        Accrued expenses                                          1,159                    3,249                   (3,320)
        Other current liabilities                                 1,893                      351                   (1,914)
        Other liabilities                                          (189)                   2,036                      919
                                                            ---------------          -----------------        -------------------
   Net cash (used in) provided by operating activities          (25,078)                   4,986                   (1,134)
                                                            ---------------          -----------------        -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition, net of cash received                             (9,097)                      --                       --
   Purchases of property, plant and equipment                    (6,806)                  (5,795)                  (2,141)
   Proceeds from sale (purchases) of
     short-term investments, net                                 34,099                  (74,616)                      --
   Proceeds from maturities of held-to-maturity
     investments                                                     --                       --                   49,870
                                                            ---------------          -----------------        -------------------
   Net cash provided by (used in) investing activities           18,196                  (80,411)                  47,729
                                                            ---------------          -----------------        -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings under credit facilities                  9,170                       --                       --
   Net proceeds from issuance of common stock                     1,964                      562                      293
   Repayments of Senior Notes                                        --                  (14,934)                      --
   Principal repayments under capital lease
      obligations                                                    --                       --                     (504)
   Proceeds from notes receivable  arising from
    common stock purchase agreements                                 --                       --                        9
                                                            ---------------          -----------------        -------------------
   Net cash provided by (used in) financing
      activities                                                 11,134                  (14,372)                    (202)
                                                            ---------------          -----------------        -------------------
   Net increase (decrease) in cash and cash
      equivalents                                                 4,252                  (89,797)                  46,393
Cash and cash equivalents at beginning of the year               14,071                  103,868                   57,475
                                                            ---------------          -----------------        -------------------
Cash and cash equivalents at end of the year                $    18,323              $    14,071              $   103,868
                                                            ===============          =================        ===================

See Note 3, "Supplemental Cash Flow Information," and accompanying notes.

CONCORD CAMERA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS

Concord Camera Corp., a New Jersey corporation, and its consolidated subsidiaries (collectively referred to as the "Company") designs, develops, manufactures and sells, popularly priced, easy-to-use image capture products on a worldwide basis. The Company manufacturers and assembles products in its manufacturing facilities in the People's Republic of China ("PRC"). In addition, the Company purchases a number of products from third parties. The Company's products include digital image capture devices, 35mm, traditional and single use cameras. The Company also serves as a contract manufacturer of developed and co-developed products for its Design and Manufacturing Services ("DMS") customers, and also sells its own branded and private label versions of many of those products to its Retail Sales and Distribution ("RSD") customers.

During the fiscal years ended July 3, 2004 ("Fiscal 2004"), June 28, 2003 ("Fiscal 2003"), and June 29, 2002 ("Fiscal 2002"), net sales and percentages of total net sales of the Company's three largest customers collectively amounted to $101.9 million (50.1%), $98.7 million (52.0%), and $61.9 million (47.9%), respectively. See Note 23, "Geographic Area Information," for further information about significant customers.

FISCAL PERIODS

The Company's fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to June 30. Fiscal 2004 is comprised of 53 weeks whereas Fiscal 2003 and Fiscal 2002 are each comprised of 52 weeks.

For reference purposes, the Company's fiscal 2004 quarters are defined as the quarter ended: September 27, 2003 ("First Quarter Fiscal 2004"), December 27, 2003 ("Second Quarter Fiscal 2004"), March 27, 2004 ("Third Quarter Fiscal 2004"), and July 3, 2004 ("Fourth Quarter Fiscal 2004").

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and include the accounts of the Company. All significant intercompany balances and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant of the Company's estimates includes sales returns and other allowances, provision for bad debts, inventory valuation charges, realizability of intangibles including goodwill, realizability of deferred tax assets, and accounting for litigation and settlements, among others.

FOREIGN CURRENCY TRANSACTIONS

The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, European Euro, British Pound Sterling, PRC Renminbi, Hong Kong Dollar and the Japanese Yen. Although certain net sales to customers and purchases of certain components and services are transacted in local currencies, each of the Company's foreign subsidiaries purchases substantially all of its finished goods inventories in U.S. Dollars. Accordingly, the Company has determined the U.S. Dollar is the functional currency for all of its subsidiaries. The accounting records for subsidiaries that are maintained in a local currency are remeasured into the U.S. Dollar. Accordingly, most non-monetary balance sheet items and related income statement accounts are remeasured from the applicable local currency to the U.S. Dollar using average historical exchange rates, producing substantially the same result as if the entity's accounting records had been maintained in the U.S. Dollar. Adjustments resulting from the remeasurement process are recorded into earnings. Gains or losses resulting from foreign currency transactions and remeasurement are included in "Other income, net" in the accompanying consolidated statements of operations. For Fiscal 2004, Fiscal 2003 and Fiscal 2002 included in "Other income, net" in the accompanying consolidated statements of operations are approximately $0.7 million, $1.4 million, and $0.2 million, respectively, of net foreign currency gains.

HEDGING ACTIVITIES

During Fiscal 2004, Fiscal 2003 and Fiscal 2002 the Company had no forward exchange contracts or other derivatives outstanding and did not participate in any other type of hedging activities.

CONCENTRATION OF CREDIT RISK

The Company sells a significant percentage of its products to a relatively small number of customers. These customers operate in markets located principally in the United States, the United Kingdom, Germany, France, Canada, Latin America, PRC, Hong Kong, and Japan. Receivables arising from these sales are generally not collateralized. The Company's credit terms extended to customers are generally 60 days or less. The Company does not charge interest on amounts outstanding. The Company monitors the credit-worthiness of its customers and reviews outstanding receivable balances for collectibility on a regular basis and records allowances for doubtful accounts, sales returns, and other allowances, as necessary. Customers that individually account for greater than 10% of the Company's total net sales create a concentration of credit risk. During Fiscal 2004, there were three such customers. See Note 23, "Geographic Area Information," for further discussion of significant customers.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents; short-term investments; accounts receivable, net; accounts payable; and accrued expenses approximate fair value because of their liquidity or short duration to maturity. The fair value of debt is estimated based on the quoted market prices for the same issues or on current rates offered to the Company for debt with the same remaining maturities. Because judgment is required in interpreting market data to develop estimates of fair value, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies may be material to the estimated fair value amounts.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

INVESTMENTS

At July 3, 2004, the Company's "Short-term investments" as classified in the accompanying consolidated balance sheet consisted of auction rate debt securities and are considered available for-sale securities. At June 28, 2003, the Company's "Short-term investments" as classified in the accompanying consolidated balance sheet consisted of fixed income funds that invest in debt securities and are considered available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss reported in the stockholders' equity section in the accompanying consolidated balance sheet as of June 28, 2003, unless the loss is other than temporary, and then it would be recorded as an expense. Realized gains and losses, interest and dividends are classified as investment income in "Other income, net" in the accompanying consolidated statement of operations. The Company sold the balance of the short-term investments on December 30, 2003 at a loss of $0.9 million. Therefore, during the Second Quarter Fiscal 2004 the Company recorded a $0.9 million loss as a result of the sale of its short-term investments. The loss on the short-term investments is included in "Other income, net" in the accompanying consolidated statement of operations. Dividend income of $1.3 million and $1.5 million related to the short-term investments is included in "Other income, net" for Fiscal 2004 and Fiscal 2003, respectively. See "Comprehensive Income (Loss)" below for further discussion of unrealized losses related to available-for-sale securities. Investments held in deferred compensation rabbi trusts directed by participants are classified as trading and changes in the fair value of such investments are recorded in earnings.

INVENTORIES

Inventories, consisting of raw materials, components, work-in-progress and finished goods, are stated at the lower of cost or market value and are determined on a first-in, first-out basis. Work-in-process and component inventory costs include materials, labor, and manufacturing overhead. The Company records lower of cost or market value adjustments based upon changes in market pricing, customer demand, technological developments or other economic factors and for on hand excess, obsolete or slow-moving inventory.

See Note 5 for discussion of the change in the method of applying manufacturing labor and overhead costs charged to inventory.

PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net are carried at cost less accumulated depreciation and amortization. Depreciation is computed by use of the straight-line method over the estimated useful lives of the respective assets. Small tools and accessories used in production in the PRC are charged to operations when purchased. Leasehold costs and improvements are amortized on a straight-line basis over the term of the lease or their estimated useful lives, whichever is shorter. Depreciation expense for Fiscal 2004, Fiscal 2003 and Fiscal 2002 was approximately $7.5 million, $5.4 million and $5.4 million, respectively. Depreciation expense for Fiscal 2004 includes $1.8 million related to the shortened useful lives of certain molds and tooling. See Note 6 for further discussion.

                                                                   Useful Lives
                    Asset Class                                     (in years)
                    -----------                                    ------------

Buildings                                                              30-50
Equipment                                                               1-10
Office furniture and equipment                                          3-7
Automobiles                                                             5-7
Leasehold improvements                                                  3-11

INTANGIBLE ASSETS, NET

Goodwill represents the excess of purchase price over the fair value of net assets acquired. Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, ("SFAS No. 142") and ceased amortizing its remaining goodwill balances. Under SFAS No. 142, the Company's goodwill is subject to an impairment test, at least annually. The Company has determined its remaining goodwill of $3.7 million at July 3, 2004 was impaired and, accordingly, has recorded a charge to reduce its carrying value to $0. Identifiable intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company's amortizable intangible assets include patents, trademarks and licenses and their respective costs are amortized on a straight-line basis over their estimated useful lives. See Note 7, "Goodwill, Net," and Note 8, "Other Assets".

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company records impairment losses when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Since the Company incurred a significant operating loss during Fiscal 2004, a potential impairment indicator, it performed an impairment test of its long-lived assets as of July 3, 2004. The Company performed an impairment test by summarizing the undiscounted cash flows expected to result from the use and eventual sale of its long-lived assets, excluding goodwill. The sum of the undiscounted cash flows exceeded the carrying values of these assets and, accordingly, the Company concluded these carrying values are recoverable. No impairment indicators were identified for Fiscal 2003 or Fiscal 2002.

For royalty related assets, the Company amortizes these assets based upon percentages applied to single use and traditional film based camera sales. The total expected royalty payments to be made over the life of an agreement are dependent on management's estimates about future sales volumes. Because judgment is required to estimate future sales volumes, the estimates are not necessarily indicative of the sales volumes that will be actually realized in the future.

REVENUE RECOGNITION

The Company recognizes revenue when title and risk of loss are transferred to the customer, the sales price is fixed or determinable, and collectibility is probable. Title and risk of loss transfer generally when the product is delivered to the customer or upon shipment, depending upon negotiated contractual arrangements. Revenues are recorded net of anticipated returns which the Company estimates based on historical rates of return, adjusted for current events as appropriate, in accordance with Statement of Financial Accounting Standard No. 48, Revenue Recognition When Right of Return Exists ("SFAS No. 48"). If actual future returns are higher than estimated, then net sales could be adversely affected. During Fiscal 2004, sales activity increased gradually throughout the fiscal year with certain new customers. As the sales activity became more significant, management assessed the appropriateness of the timing of revenue recognition for these certain customers. After considering the requirements of SFAS No. 48, the Company concluded it would delay recognition of revenue from those customers until the transactions meet all of the requirements of SFAS No. 48.

The Company may enter into arrangements to provide for free goods or offer certain pricing discounts and allowances that do not provide an identifiable separate benefactor service. In accordance with Emerging Issues Task Force ("EITF") Issue No. 01-09, Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), the Company recognizes the cost of free goods ratably into cost of products sold based upon the underlying revenue transaction and records the pricing discounts and allowances as a reduction of revenue.

Net sales included reimbursements of $0, $1.7 million, and $1.3 million, for certain development costs incurred in connection with joint development agreements with third parties during Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively. Revenue is recognized on these arrangements as contractual milestones are achieved.

SHIPPING AND HANDLING COSTS

The Company incurred shipping and handling costs of approximately $2.4 million, $2.1 million and $1.3 million during Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively, which are included in the accompanying consolidated statements of operations under the caption "Selling expenses". Costs incurred by the Company related to shipping and handling that ready products for sale (i.e., freight charges incurred to deliver products to the Company's manufacturing facilities and warehouses) are included in the accompanying consolidated statements of operations under the caption "Cost of products sold."

PRODUCT DESIGN AND DEVELOPMENT COSTS

Product design and development costs, which include costs in connection with new product development, product design, fundamental and exploratory research, process improvement, product use technology, and product quality assurance, are part of the production process and are expensed as incurred. Certain of the Company's products are developed, designed and engineered by its own engineers in the Company's facilities located in the U.S., Hong Kong and the PRC. The Company incurred $10.5 million, $8.5 million and $7.6 million during Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively, for product design and development. These costs are included in the accompanying consolidated statements of operations under the caption, "Cost of products sold."

ADVERTISING AND PROMOTIONAL ALLOWANCES

Advertising and promotional costs, which include advertising allowances and other discounts, have been expensed as incurred. In accordance with EITF Issue No. 01-09, Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), which addresses the statement of operations classification of consideration between a vendor and a retailer, the Company has recorded certain revenue net of certain allowances provided to customers, including those related to advertising, discounts, and other promotions.

STOCK-BASED COMPENSATION

As currently permitted by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation and Disclosure ("SFAS No. 148"), the Company has elected to follow Accounting Principles Board Opinion ("APB Opinion") No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), using the intrinsic value method and related interpretations in accounting for its employee stock-based transactions and has complied with the disclosure requirement of SFAS No. 148. See Note 12, "Stockholders' Equity" and Note 4, "Stock Option Plans". Under APB No. 25, compensation expense is calculated at the time of option grant, based upon the difference between the exercise price of the option and the fair market value of the Company's no par value common stock ("Common Stock"). Compensation expense is recognized over the option's vesting period. No compensation expense for stock options is recognized for stock option awards granted at or above fair market value.

In Fiscal 2002, the Company consummated an exchange offer for certain outstanding stock options and, as a result, is required to apply variable stock-based compensation accounting for the new options issued in the exchange until they are exercised, cancelled or expired. For the repriced options, the Company is only subject to variable stock-based compensation expense when the Company's stock price is greater than $5.97. For Fiscal 2004, the Company recorded $0.7 million in variable stock-based compensation income in the consolidated statement of operations because its Common Stock price on July 3, 2004 was below the new repriced stock options' exercise price of $5.97. For Fiscal 2003, the Company recorded $0.9 million of variable stock-based compensation expense in the consolidated statement of operations because its Common Stock price on June 28, 2003 was higher than the new repriced stock options' exercise price of $5.97. For Fiscal 2002, the Company did not record any variable stock-based compensation expense in the consolidated statement of operations because its Common Stock price on June 29, 2002 was below the new repriced stock options' exercise price of $5.97. Because the determination of variable stock-based compensation expense or income associated with the repriced stock options is significantly dependent upon the market price of the Common Stock price at the end of the applicable reporting period, it is not possible to determine its future impact, either favorable or unfavorable, on the Company's consolidated financial statements for prospective reporting periods. The Company considers all of its variable stock-based compensation expense or income as a component of general and administrative expenses.

Effective July 19, 2001, the Company amended the outstanding fully vested options held by certain former directors to permit such options to be exercised until their stated expiration dates.

Effective July 31, 2003, the Company amended the outstanding options held by William J. Lloyd, who was a member of the Board until such time, to permit such options to be exercised until their stated expiration date, and to permit the continued vesting through January 2005 of 12,000 shares subject to one such option. These amendments did not apply to the installment of 13,000 shares that would have vested on January 20, 2004 under the grant made to him on January 20, 2003, which installment was forfeited. The modification of the options' terms resulted in a non-recurring charge of $105,000 to compensation expense recorded in Fiscal 2004 but did not result in the application of variable accounting to these options.

Pro forma information regarding net (loss) income and (loss) income per share is required by SFAS No. 123, as amended by SFAS No. 148, has been determined as if the Company had accounted for its employee stock options under the fair value method. The effects of applying SFAS No. 148 for either recognizing compensation expense or providing pro forma disclosures are not likely to be representative of the effects on reported net income or loss for future years. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for the three years ended July 3, 2004:


                                                          Fiscal Year
                                    ---------------------------------------------------------
                                          2004                2003                2002
                                    ---------------------------------------------------------

Risk-Free Interest Rate                          2.8%                2.5%               3.3%
Expected Option Lives                       3-5 years           3-5 years          3-5 years
Expected Volatilities                            75.6                84.9               88.3
Expected Dividend Yields                           0%                  0%                 0%

Weighted Average Fair Value
  of Options Granted                            $5.82               $3.39              $1.85



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

                                                                                     Fiscal Year
                                                                  ---------------------------------------------------
                                                                     2004                2003                2002
                                                                  ---------------------------------------------------
Net (loss) income, as reported                                 $    (31,222)      $        6,403       $    (5,248)
Deduct/Add:   variable  stock-based   compensation   (income)
     expense,  net of related  tax  effects,  included in the
     determination of net (loss) income as reported                    (659)                 743               ---
Deduct:  total stock-based compensation
     expense determined under fair value based
     method for all awards, net of related tax effects               (1,319)              (1,712)           (3,711)
                                                                  -----------        --------------        ----------
Pro forma net (loss) income                                    $    (33,200)      $        5,434       $    (8,959)
                                                                  ===========        ==============        ==========
(Loss) income per share:
     Basic - as reported                                       $      (1.09)      $         0.23       $     (0.19)
                                                                  ===========        ==============        ==========
     Basic - pro forma                                         $      (1.16)      $         0.19       $     (0.33)
                                                                  ===========        ==============        ==========
     Diluted - as reported                                     $      (1.09)      $         0.22       $     (0.19)
                                                                  ===========        ==============        ==========
     Diluted - pro forma                                       $      (1.16)      $         0.18       $     (0.33)
                                                                  ===========        ==============        ==========

INCOME TAXES

The provision (benefit) for income taxes is based on the consolidated United States entities' and individual foreign companies' estimated tax rates for the applicable year. Deferred taxes are determined utilizing the asset and liability method based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred income tax provisions and benefits are based on the changes in the net deferred tax asset or liability from period to period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. See Note 16, "Income Taxes."

COMPREHENSIVE INCOME (LOSS)

Comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, ("SFAS No. 130") includes net (loss) income adjusted for certain revenues, expenses, gains and losses that are excluded from net (loss) income under accounting principles generally accepted in the U.S. Unrealized gains and losses related to the Company's available-for-sale investments are included as a component of "Accumulated other comprehensive loss" reported in the accompanying consolidated balance sheet as of June 28, 2003. Such gains and losses are excluded from net (loss) income. During the Second Quarter Fiscal 2004, the Company recorded a realized loss of $0.9 million related to the sale of its available-for-sale securities by reclassifying an unrealized loss of $0.9 million into expense previously classified within "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. See Investments above for a further discussion of available-for-sale securities.

(LOSS) INCOME PER SHARE

Basic and diluted (loss) income per share are calculated in accordance with SFAS No. 128, Earnings per Share ("SFAS No. 128"). All applicable (loss) income per share amounts have been presented in conformity with SFAS No. 128 requirements. During the past three fiscal years, the Company has issued shares of Common Stock upon the exercise of stock options as follows: Fiscal 2004 (1,107,697 shares), Fiscal 2003 (434,665 shares), and Fiscal 2002 (117,625 shares). In Fiscal 2004, the Company issued 331,011 shares of Common Stock, the delivery of which was deferred under the Company's Deferred Delivery Plan but the weighted average effect of those shares was included in the denominator of both basic and diluted loss per share calculations for Fiscal 2004. See Note 13, "Deferred Share Arrangement." In Fiscal 2004, Fiscal 2003 and Fiscal 2002, potentially dilutive securities comprised of options to purchase 3,325,944, 120,000 and 4,367,508 shares of Common Stock, respectively, were not included in the calculation of diluted loss per share because their impact was antidilutive.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, ("SFAS No. 150"). The statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not have any financial instruments falling within the scope of this statement and, therefore, no additional disclosures are required and the adoption of SFAS No. 150 had no impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, as amended by Interpretation No. 46R. FASB Interpretation No. 46R requires consolidation of a variable interest entity if a company's variable interest absorbs a majority of the entity's losses or receives a majority of the entity's expected residual returns, or both. The Company does not have any significant interests in any variable interest entities and, therefore, the adoption of FASB Interpretation No. 46R in Fiscal 2004 had no impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide for alternative methods of transition for an entity that changes to the fair value method of accounting for employee stock-based compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require expanded disclosure of the effects of an entity's accounting policy with respect to employee stock-based compensation. SFAS No. 148, which became effective in the Third Quarter Fiscal 2003, did not have an impact on the consolidated financial statements as the Company has not adopted the fair value method for employee stock-based compensation. See Note 14, "Stock Option Plans."

RECLASSIFICATIONS

Certain amounts in prior years have been reclassified to conform to the current year presentation. As of July 3, 2004, the Company reviewed the classification of its investment in certain auction rate debt securities and concluded they should be classified as short-term investments as compared to their prior classification as cash equivalents. As of June 28, 2003, similar securities totaling $24.2 million have been reclassified from cash equivalents to short-term investments in the accompanying Fiscal 2003 consolidated balance sheet and the related effect has now been reflected in the Fiscal 2003 and Fiscal 2002 consolidated statements of cash flows. See "Investments" in Note 1.

NOTE 2 - ACQUISITION
(tables in thousands)

On May 10, 2004, the Company completed its acquisition of Jenimage Europe GmbH ("Jenimage"), a German corporation. Jenimage, based in Jena, Germany, is a distributor and marketer of JENOPTIK branded photographic and imaging products including digital cameras, APS and 35mm cameras, binoculars and accessories. The acquisition is expected to expand the Company's retail sales and distribution business in Germany and other parts of Europe. The acquisition, recorded under the purchase method of accounting, included the purchase of 100% of the outstanding stock of Jenimage plus acquisition costs together totaling approximately $14.5 million in an all cash transaction. The assets acquired and liabilities assumed are recorded at estimated fair market value at the date of acquisition which resulted in an excess of estimated fair value of net assets acquired over cost, or negative goodwill, of $5.8 million, which was recorded as an extraordinary gain. As the negative goodwill is a permanent income tax difference, no income taxes have been provided relating to the extraordinary gain.

The operating results of Jenimage have been included in the accompanying consolidated statement of operations beginning on its date of acquisition.

The components of the purchase price and its preliminary allocation are as follows:

Consideration and Acquisition Costs:

Cash paid for Jenimage common stock                 $    13,382
Acquisition costs                                         1,162
                                                    -----------
                                                    $    14,544
                                                    ===========

Preliminary Allocation of purchase price:

Current assets, including cash of $4,285            $    25,499
Liabilities assumed                                      (5,177)
Excess of estimated fair value of net assets
   acquired over cost                                    (5,778)
                                                    ------------
                                                    $    14,544
                                                    ============

Pro forma amounts as if the acquisition had occurred at the beginning of the earliest period presented are not required as the acquisition is not material.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:
(in thousands)

                                                    Fiscal Year
                                       ------------------------------------
                                          2004         2003         2002
                                       ------------------------------------

Cash paid for interest                 $       6    $     212     $   1,841
                                       =========    =========     =========

Cash paid for income taxes             $     353    $       -     $     494
                                       =========    =========     =========


NOTE 4 - ACCOUNTS RECEIVABLE, NET:
(in thousands)

Accounts receivable, net consist of the following:

                                                      July 3,         June 28,
                                                       2004            2003
                                                    ----------      -----------

Trade accounts receivable                           $   39,098      $    35,605
Less:  allowances for doubtful accounts,
       discounts, sales returns and allowances          (9,731)          (3,111)
                                                    ----------      -----------
Total accounts receivable, net                      $   29,367      $    32,494
                                                    ==========      ===========

NOTE 5 - INVENTORIES:
(tables in thousands)

Inventories consist of the following:

                                                      July 3,         June 28,
                                                       2004             2003
                                                    ----------      ------------

Raw material, components and work-in-process        $   12,378      $     19,345
Finished goods                                          40,040            12,972
                                                    ----------      ------------
Total inventories                                   $   52,418      $     32,317
                                                    ==========      ===========

During Fiscal 2004, the Company recorded inventory related pre-tax charges of approximately $11.1 million, primarily attributable to recent price declines in the digital camera market, increased competitive pricing pressures and excess customer inventory levels which have negatively impacted the value of the Company's digital camera finished goods, components, work-in-process, and raw material inventories. The Company reduced the carrying value of certain digital camera finished goods, components, work-in-process, and raw material inventories below their cost basis to their estimated net realizable value at July 3, 2004. For Fiscal 2004, the inventory related pre-tax charges had the effect of decreasing inventory by $11.1 million and increasing cost of products sold by $11.1 million.

During the First Quarter Fiscal 2004, the Company changed its method of applying manufacturing labor and overhead costs to inventories. Previously, the Company used the ratio of labor and overhead costs compared to material costs incurred during a twelve-month period to estimate labor and overhead costs to be applied to material costs in inventories at the end of the period. Under the new method, manufacturing labor and overhead costs are applied to inventories using a standard cost approach to estimate the costs incurred during the procurement and production processes.

The new standard cost approach was made possible by the Company's efforts to update its information systems and capture additional information related to its standard costs of manufacturing. Management believes the new method of applying manufacturing labor and overhead costs to inventories improves the matching of costs incurred to manufacture the product with their flow through the production process. Under APB Opinion No. 20, Accounting Changes, this accounting change is considered to be a change in accounting estimate inseparable from a change in accounting method. The effect of changing its method of applying manufacturing labor and overhead costs to inventories during the Fiscal 2004, resulted in cost of products sold and net loss in Fiscal 2004 each being approximately $1.7 million higher ($0.06 per diluted common share) than under the prior method.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET:
(in thousands)

Property, plant and equipment, net consists of the following:



                                                      July 3,         June 28,
                                                       2004            2003
                                                    ----------      -----------


Buildings                                           $    7,385      $     7,385
Equipment                                               35,884           32,951
Office furniture and equipment                          12,621           11,245
Transportation equipment                                   688              599
Leasehold improvements                                   6,538            5,116
                                                    ----------      -----------
                                                        63,116           57,296
Less: accumulated depreciation and amortization        (42,519)         (35,968)
                                                    ----------      -----------
Total property, plant and equipment, net            $   20,597      $    21,328
                                                    ==========      ===========

During Fiscal 2004, the Company reduced the carrying value and the remaining useful lives of certain molds and tooling used in the production of certain digital cameras since the Company believed these products had a shortened product life due to market conditions and these specific molds and tooling did not have alternative production uses. In Fiscal 2004, the reduction of the remaining useful lives of the molds and tooling made throughout the fiscal year had the effect of decreasing property, plant and equipment, net by $1.8 million and increasing depreciation expense, which is included in the cost of products sold.


NOTE 7 - GOODWILL, NET
(tables in thousands)

Effective July 1, 2001, the Company adopted the provisions of SFAS No. 142, which eliminates the amortization of goodwill and indefinite-lived intangible assets, and initiates at least an annual review of these assets for impairment. In accordance with SFAS No. 142, the Company ceased amortization of its goodwill balances. The Company currently does not have any indefinite-lived intangible assets. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. In accordance with SFAS No. 142, the Company performed its annual impairment test of its existing goodwill as of the first day of the fourth quarter, March 28, 2004, and concluded that no impairment existed at that date. Subsequent to that date, the Company's stock price experienced a significant decline in market value indicating the possible existence of impairment. Since the Company evaluates goodwill impairment at the entity level utilizing a single segment approach, it used the market value of its common stock as the basis to compute the fair value of the entity. Accordingly, the Company reassessed the realizability of goodwill as of July 3, 2004 and concluded its goodwill was impaired. As a result, the Company recorded an impairment charge in the amount of $3.7 million.

Goodwill, net consists of the following:
                                             July 3,        June 28,
                                              2004           2003
                                           ----------     ----------
Goodwill                                   $      ---     $    6,401
Less: accumulated amortization                    ---         (2,680)
                                           ----------     ----------
Goodwill, net                              $      ---      $   3,721
                                           ==========     ==========

NOTE 8 - OTHER ASSETS:
(tables in thousands)

Other assets consists of:

                                                                                 July 3,          June 28,
                                                                                  2004              2003
                                                                           --------------    --------------
Patents, trademarks and licenses, net                                      $        5,863    $         4,643
Deferred compensation                                                              10,555              8,349
Deferred income tax assets, net                                                       ---              5,837
Prepaid royalties                                                                   1,174              3,412
Other                                                                                  57                335
                                                                           --------------     --------------
                                                                           $       17,649     $       22,576
                                                                           ==============     ==============

Patents, trademarks, and licenses, net consist of the     Useful Lives           July 3,           June 28,
following:                                                 (in Years)              2004              2003
                                                       ----------------    ---------------    --------------
Patents, trademarks and licenses                              5 - 20       $       10,486     $        8,932
Less:  accumulated amortization                                                    (4,623)            (4,289)
                                                                           ---------------    --------------
Patents, trademarks and licenses, net                                      $        5,863     $        4,643
                                                                           ===============    ==============

As of July 3, 2004, the aggregate weighted average amortization period for patents, trademarks, and licenses was approximately 18 years. For Fiscal 2004 and Fiscal 2003, intangible asset amortization expense was $0.3 million and $0.6 million, respectively. Estimated future aggregate annual amortization expense is as follows:

                                                         Estimated Aggregate
Fiscal Year                                             Amortization Expense
----------                                              ---------------------
2005                                                            $427
2006                                                             427
2007                                                             391
2008                                                             364
2009                                                             361

See Note 11, "Other Liabilities," for a description of deferred compensation,
Note 16, "Income Taxes," for a description of deferred income tax assets, and
Note 17, "Commitments and Contingencies," for a description of license and royalty agreements.

NOTE 9 - SHORT-TERM BORROWINGS AND FINANCING FACILITIES:

HONG KONG FINANCING FACILITIES

The Company's Hong Kong subsidiary has various revolving demand credit facilities providing an aggregate of approximately $38.3 million in borrowing capacity. The revolving credit facilities are comprised of: 1) an approximate $24.0 million Import Facility with an approximate $2.6 million Packing Credit and Export sub-limit Facility, 2) an approximate $1.9 million Foreign Exchange Facility, and 3) a $12.3 million Euro Facility (collectively, the "Hong Kong Financing Facilities"). The $12.3 million Euro Facility is denominated in European Central Bank Euros, whereas the other facilities are denominated in Hong Kong dollars. Since 1983 the Hong Kong Dollar has been pegged to the United States Dollar. The previous $8.0 million Accounts Receivable Factoring Facility expired in November 2003 and was not renewed. The Company guarantees all of the amounts under the Hong Kong Financing Facilities. All of the Hong Kong Financing Facilities were in compliance as of July 3, 2004. The Hong Kong Financing Facilities bear interest at variable rates. At July 3, 2004, the Company had $6.2 million and $3.0 million in short-term borrowings outstanding under the Euro Dollar Facility and Import Facilities, respectively. The weighted average borrowing rate on the short-term borrowings as of July 3, 2004, was 3.44%. The Company had no short term borrowings outstanding as of June 28, 2003.

NOTE 10 - SENIOR NOTES:

On July 30, 1998, the Company consummated a private placement of $15.0 million of unsecured senior notes ("Senior Notes"). The notes bore interest at 11%, payable quarter, and the maturity date was July 15, 2005. The amortization of the deferred costs associated with the Senior Notes was included in interest expense in the accompanying consolidated statements of operations.

During the first quarter of Fiscal 2003, the Company repurchased the Senior Notes. The Company paid slightly below par to repurchase and canceled the Senior Notes. At the time of repurchase, the Company incurred $0.3 million of expenses associated with the write-off of deferred finance costs related to the Senior Notes, which was included in interest expense in the accompanying consolidated statement of operations for Fiscal 2003.

There was no balance outstanding related to the Senior Notes at either July 3, 2004, or June 28, 2003.


NOTE 11 - OTHER LIABILITIES:
(tables in thousands)

Other liabilities consist of the following:
                                                 July 3,        June 28,
                                                  2004            2003
                                               ----------     ----------

Deferred compensation obligations              $    9,317     $    8,285
Licensing and royalty related obligations           2,170          3,425
Other                                                 237            164
                                               ----------     ----------
Total other liabilities                        $   11,724     $   11,874
                                               ==========     ==========

Deferred compensation obligations represent the total vested account balances for all participants included in the Company's Supplemental executive retirement plans ("SERPS") and for those participants who have individual deferred compensation arrangements under SERPs between the Company and certain of its executive officers. An asset associated with such deferred compensation arrangements was also recorded in "Other assets" in the accompanying balance sheets as of July 3, 2004, and June 28, 2003, respectively. In connection with the SERPs, the Company contributed funds into separate trusts established for the purpose of satisfying the Company's obligations under each SERP. The underlying assets are recorded at fair value and primarily represent cash, marketable equity and fixed income securities invested at the participants' direction. Changes in the vested account balances of the deferred compensation obligations as well as changes in the fair value of the underlying assets are recorded in earnings. Licensing and royalty related obligations represent the total of future minimum royalty payment amounts and an amount equal to the present value of future payments related to various licensing agreements. See
Note 17, "Commitments and Contingencies."


NOTE 12 - STOCKHOLDERS' EQUITY:

In the fourth quarter of Fiscal 2000, the shareholders authorized the Company to issue up to 1.0 million shares of blank check preferred stock, with such rights and preferences as may be determined by the Board from time to time. No preferred stock has been issued to date.

The Company has not declared or paid any cash dividends for any of the fiscal years presented in the accompanying consolidated financial statements.

NOTE 13 - DEFERRED SHARE ARRANGEMENT:

With the approval of the Compensation Committee of the Company's Board of Directors, the Company's Deferred Delivery Plan allows designated executive officers to elect to defer the gains on certain stock option exercises by deferring delivery of the "profit" shares to be received upon exercise.

Pursuant to the Deferred Delivery Plan and an election previously made thereunder, on July 14, 2003, the Company's Chairman, Chief Executive Officer and President ("Chairman") tendered 55,989 fully paid and owned shares of Common Stock to the Company in payment of the exercise price (the "Payment Shares") of his option to purchase 387,000 shares of Common Stock ("2003 Delivery Plan Transaction"). Upon the 2003 Delivery Plan Transaction, the 55,989 Payment Shares were classified as "Treasury stock" and recorded at a cost of $482,625. The Company issued 387,000 new shares of Common Stock and classified them as "Common stock" at a cost of $482,625, of which 55,989 shares were issued to the Chairman in exchange for the Payment Shares. The remaining 331,011 shares, the delivery of which was deferred by the Chairman, were issued to a rabbi trust. The 331,011 shares held in the rabbi trust have been recorded at a cost of $412,825 and are classified as "Common stock held in trust." The corresponding liability to the Chairman has been recorded at $412,825 and is classified as "Deferred share arrangement" in the stockholders' equity section of the consolidated balance sheet.

Pursuant to another election previously made under the Deferred Delivery Plan, on August 9, 2004 the Chairman exercised an option to purchase 314,312 shares of Common Stock and tendered an additional 136,269 fully paid and owned shares of Common Stock to the Company in payment of the exercise price ("2004 Delivery Plan Transaction"). Upon the 2004 Delivery Plan Transaction, the 136,269 Payment Shares were classified as "Treasury stock." The Company issued 314,312 new shares of Common Stock and classified them as "Common stock," of which 136,269 shares were issued to the Chairman in exchange for the Payment Shares. The remaining 178,043 shares, the delivery of which was deferred by the Chairman, were issued to a rabbi trust. The 178,043 shares held in the rabbi trust have been classified as "Common stock held in trust."

NOTE 14 - STOCK OPTION PLANS:

On September 4, 2002, the Company adopted a non-qualified stock option plan that provides for a maximum number of 500,000 shares of Common Stock for awards issuable to new employees ("SEP 2002 Plan"). The SEP 2002 Plan permits the Company's Compensation Committee or Board to grant, at their discretion, a variety of Common Stock awards on a stand-alone, combination, or tandem basis. The SEP 2002 Plan expires in September 2012.

On April 26, 2002, the Company adopted a non-qualified stock option plan that provides for a maximum number of 500,000 shares of Common Stock for awards issuable to non-officer employees, new employees, and consultants ("APR 2002 Plan"). The APR 2002 Plan permits the Company's Compensation Committee or Board to grant, at their discretion, a variety of Common Stock awards on a stand-alone, combination, or tandem basis. The APR 2002 Plan expires in April 2013.

On August 28, 2001, the Company launched an offer to exchange outstanding stock options with an exercise price of more than $7.00 per share for new options to purchase 75% of the shares subject to the outstanding options at an exercise price of $5.97 per share (the closing price of the Common Stock as reported on the NASDAQ National Market System on the date the Board of Directors approved the exchange offer). The exchange offer expired on October 16, 2001. The Company accepted for exchange and cancelled options to purchase a total of 1,375,876 shares of Common Stock and issued new options to purchase a total of 1,031,908 shares of Common Stock in exchange for the cancelled options. As a result of the exchange offer, the Company is required to apply variable accounting for these new stock options until the options are exercised, cancelled or expired. See "Stock-Based Compensation" in Note 1.

The Company's 1993 Incentive Plan permitted the Compensation Committee of the Company's Board to grant a variety of Common Stock awards. As amended, as of July 3, 2004, 2,536,694 shares of Common Stock were subject to the 1993 Incentive Plan. The 1993 Incentive Plan expired on December 1, 2003.

In addition, the Company, from time to time, has granted stock options to certain individuals as part of an "individual employee stock option plan" as an inducement to employment.

For all plans, options granted have a maximum term of ten years. The options generally vest annually over a three- to five-year period as the employee provides full-time service.

Stock option activity was as follows:


                                        1993 Plan                     APR 2002 Plan
                              -----------------------------   -----------------------------
                                                Weighted                        Weighted
                                Number of       Average         Number of        Average
                                 Shares      Exercise Price       Shares     Exercise Price
                              -----------    --------------   -----------    --------------

Outstanding at June 30, 2001    3,243,548         $7.55               ---            ---
Canceled                       (1,090,965)       $20.82               ---            ---
Granted                         1,101,884         $6.06             6,000          $5.35
Exercised                         (43,125)        $1.66               ---            ---
                              ------------   --------------   ------------   --------------
Outstanding at June 29, 2002    3,211,342         $3.18             6,000          $5.35

Canceled                          (23,300)        $3.63           (40,000)         $4.65
Granted                           309,999         $5.30           143,000          $4.45
Exercised                        (348,665)        $0.99               ---            ---
                              ------------   --------------   ------------   --------------
Outstanding at June 28, 2003    3,149,376         $3.59           109,000          $4.43

Canceled                          (79,169)        $6.48               ---            ---
Granted                            63,000        $10.49            24,000          $7.52
Exercised                        (596,513)        $1.71            (2,000)         $4.87
                              ------------   --------------   -------------  --------------
Outstanding at July 3, 2004     2,536,694         $4.11           131,000          $4.99
                              ============   ==============   =============  ==============

Exercisable at July 3, 2004     2,366,694         $3.93            40,334          $4.59
                              ============   ==============   =============  ==============
Exercisable at June 28, 2003    2,780,927         $3.33             1,000          $5.35
                              ============   ==============   =============  ==============
Exercisable at June 29, 2002    2,707,810         $2.72               ---            ---
                              ============   ==============   =============  ==============

                                      SEP 2002 Plan                  Individual Plans
                              -----------------------------   -------------------------------
                                                Weighted                        Weighted
                                Number of       Average         Number of        Average
                                 Shares      Exercise Price       Shares     Exercise Price
                              ------------   --------------   ------------   ----------------
Outstanding at June 30, 2001          ---           ---         1,261,498          $7.07
Canceled                              ---           ---          (403,832)        $17.13
Granted                               ---           ---           367,000          $6.11
Exercised                             ---           ---           (74,500)         $2.97
                              ------------   --------------   ------------   ----------------
Outstanding at June 29, 2002          ---           ---         1,150,166          $3.44
Canceled                              ---           ---          (147,916)         $2.46
Granted                            42,000         $5.24               ---            ---
Exercised                             ---           ---           (86,000)         $1.52
                              ------------   --------------   ------------   ----------------
Outstanding at June 28, 2003       42,000         $5.24           916,250          $4.13
Canceled                          (14,500)        $5.93           (47,334)         $6.58
Granted                           271,000         $6.76               ---            ---
Exercised                             ---           ---          (509,166)         $2.78
                              ------------   --------------   ------------   ----------------
Outstanding at July 3, 2004       298,500         $6.58           359,750          $5.71
                              ============   ==============   ============   ================

Exercisable at July 3, 2004        13,334         $5.24           335,349          $5.68
                              ============   ==============   ============   ================
Exercisable at June 28, 2003          ---           ---           790,314          $3.77
                              ============   ==============   ============   ================
Exercisable at June 29, 2002          ---           ---           733,698          $2.55
                              ============   ==============   ============   ================



           1993 Plan                           Options Outstanding                        Options Exercisable
           ---------            --------------------------------------------------  ---------------------------------
                                                    Weighted
                                                     Average
                                     Number         Remaining        Weighted            Number          Weighted
Range of Exercise Prices          Outstanding      Contractual       Average          Outstanding        Average
At Least             Less Than    July 3, 2004         Life       Exercise Price      July 3, 2004    Exercise Price
--------             ---------  ---------------  --------------  -----------------  ---------------  ----------------
   $0.50               $1.00          419,656           2.5            $0.91              419,656         $0.91
   $1.00               $2.00          509,112           1.1            $1.29              509,112         $1.29
   $2.00               $4.00          135,666           4.3            $2.55              135,666         $2.55
   $4.00               $6.00        1,133,260           4.3            $5.78            1,015,260         $5.83
   $6.00               $8.00          254,000           5.2            $6.74              244,000         $6.75
   $8.00               $9.00           45,000           3.4            $8.23               43,000         $8.23
   $9.00              $11.00           40,000           9.4           $10.49                   --            --
                                ---------------  ---------------------------------  ---------------  ----------------
   $0.50              $11.00        2,536,694           3.5            $4.11            2,366,694         $3.93
                                ===============  =================================  ===============  ================


          APR 2002 Plan                           Options Outstanding                        Options Exercisable
          -------------         --------------------------------------------------  ---------------------------------
                                                    Weighted
                                                     Average
                                     Number         Remaining        Weighted            Number          Weighted
Range of Exercise Prices          Outstanding      Contractual       Average          Outstanding        Average
At Least             Less Than    July 3, 2004         Life       Exercise Price      July 3, 2004    Exercise Price
--------             ---------  ---------------  --------------  -----------------  ---------------  ----------------
   $2.00              $4.00             5,000          10.0            $3.16                   --            --
   $4.00              $6.00           107,000           8.1            $4.43               40,334         $4.59
   $6.00              $9.00            19,000           9.1            $8.67                   --            --
                                ---------------  --------------  -----------------  ---------------  ----------------
   $2.00              $9.00           131,000           8.3            $4.99               40,334         $4.59
                                ===============  ==============  =================  ===============  ================


         SEP 2002 Plan                         Options Outstanding                        Options Exercisable
         -------------          --------------------------------------------------  ---------------------------------
                                                    Weighted
                                                     Average
                                     Number         Remaining        Weighted            Number          Weighted
Range of Exercise Prices          Outstanding      Contractual       Average          Outstanding        Average
At Least             Less Than    July 3, 2004         Life       Exercise Price      July 3, 2004    Exercise Price
--------             ---------  ---------------  --------------  -----------------  ---------------  ----------------
   $0.50               $4.00           98,000           9.9            $3.09                   --             --
   $4.00               $6.00           48,500           8.8            $5.36               13,334            $5.24
   $6.00               $8.00           52,000           9.6            $6.66                   --             --
   $8.00              $10.00           40,000           9.1            $8.61                   --             --
   $10.00             $12.00           60,000           9.2           $11.87                   --             --
                                ---------------  --------------  -----------------  ---------------  ----------------
   $0.50              $12.00          298,500           9.4            $6.58               13,334            $5.24
                                ===============  ==============  =================  ===============  ================


        Individual Plans                       Options Outstanding                        Options Exercisable
        ----------------        --------------------------------------------------  ---------------------------------
                                                    Weighted
                                                     Average
                                     Number         Remaining        Weighted            Number          Weighted
Range of Exercise Prices          Outstanding      Contractual       Average          Outstanding        Average
At Least             Less Than    July 3, 2004         Life       Exercise Price      July 3, 2004    Exercise Price
--------             ---------  ---------------  --------------  -----------------  ---------------  ----------------
   $2.00              $4.00            45,000           3.8            $2.75               45,000         $2.75
   $4.00              $6.00           209,084           6.0            $5.66              196,350         $5.73
   $6.00              $8.00            96,000           6.6            $6.94               86,000         $6.83
   $8.00              $9.00             9,666           7.8            $8.31                7,999         $8.31
                                ---------------  --------------  -----------------  ---------------  ----------------
   $2.00              $9.00           359,750           5.9            $5.71              335,349         $5.68
                                ===============  ==============  =================  ===============  ================



                                        1993           APR 2002        SEP 2002        Individual
At July 3, 2004:                        Plan             Plan            Plan             Plans           Total
----------------                   -------------   ---------------  --------------   --------------  ---------------
Shares of Common Stock
    available for future grants              --         367,000          201,500               --          568,500

Shares of Common Stock
    reserved for future issuances     2,536,694         131,000          298,500          359,750        3,325,944

NOTE 15 - DEFINED CONTRIBUTION PLAN:

The Company maintains a defined contribution plan ("401(k)") that covers substantially all employees meeting certain service requirements. The Company, at its sole discretion, makes matching cash contributions up to specified percentages of employees' contributions and makes additional discretionary contributions if the Company achieves certain profitability requirements.

For Fiscal 2004, the Company did not make any contribution to the 401(k). For Fiscal 2003 and Fiscal 2002, the Company's expenses related to the 401(k) were $268,000, and $235,000, respectively.


NOTE 16 -- INCOME TAXES:
(in thousands)

(Loss) income before income taxes in the accompanying consolidated statements of operations consists of the following:

                                                                                    Fiscal Year
                                                                -----------------------------------------------------
                                                                    2004                2003               2002
                                                                -----------------------------------------------------
  United States                                              $      (1,138)      $        (241)     $      (3,105)
  Foreign                                                          (28,325)              7,213             (3,546)
                                                                --------------      --------------     --------------
                                                             $     (29,463)      $       6,972      $      (6,651)
                                                                ==============      ==============     ==============



The provision (benefit) for income taxes is comprised of the following:

                                                                                    Fiscal Year
                                                                -----------------------------------------------------
                                                                    2004                2003               2002
                                                                -----------------------------------------------------
  Current:
         United States                                       $          293      $           61     $        --
         Foreign                                                         40                 168              --
  Deferred
         United States                                                7,298                (149)           (1,121)
         Foreign                                                        (94)                489              (282)
                                                                --------------      --------------     -------------
                                                             $        7,537      $          569     $      (1,403)
                                                                ==============      ==============     =============


Deferred income tax assets and liabilities reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and
(b) operating loss carry forwards. The tax effects of significant items comprising the Company's deferred income tax assets and liabilities as of July 3, 2004, are as follows:


                                              UNITED STATES                     FOREIGN
                                      ----------------------------  ------------------------------
                                         FEDERAL          STATE        HONG KONG        EUROPE            TOTAL
                                      -----------   --------------  ------------   ---------------   -----------
DEFERRED INCOME TAX ASSETS:
---------------------------

Operating loss carryforwards          $       778    $          --   $     2,088    $          156   $     3,022

Reserves not currently deductible           1,787              136            --                --         1,923

Alternative minimum tax                       255                             --                --           255

Depreciation                                  277               21            --                --           298

Compensation accruals                       3,978              299            --                --         4,277

Difference between book and tax
     basis of property                        749               56            --                --           805

Amortization                                  950               45            --                --           995

Capital loss carryforwards                    321               24            --                --           345

Contributions carryover                        57               23                              --            80

Other deferred income tax assets               15                4            --               123           142
                                     ------------   --------------  ------------   ---------------   -----------

Total deferred income tax assets            9,167              608         2,088               279        12,142

Less: valuation allowance                  (9,167)            (608)       (2,088)             (279)      (12,142)
                                     ------------   --------------  ------------   ---------------   -----------

Net deferred income tax assets       $         --    $          --   $        --    $           --   $       --
                                     ============   ==============  ============   ===============   ===========

The Company has no deferred income tax liabilities as of July 3, 2004.

The tax effects of significant items comprising the Company's deferred income tax assets and liabilities as of June 28, 2003, are as follows:

                                              UNITED STATES                     FOREIGN
                                      ----------------------------  ------------------------------
                                         FEDERAL          STATE        HONG KONG        EUROPE            TOTAL
DEFERRED INCOME TAX LIABILITIES:      -----------   --------------  ------------   ---------------   -----------
--------------------------------
Difference between book and tax
    basis of property                $         --    $          --   $      (852)   $           --   $      (852)

Other deferred liabilities                    (65)              --            --                --           (65)
                                     ------------   --------------  ------------   ---------------   -----------
Total deferred income tax
    liabilities                      $        (65)   $          --   $      (852)   $           --   $      (917)
                                     ------------   --------------  ------------   ---------------   -----------

DEFERRED INCOME TAX ASSETS:
---------------------------

Operating loss carryforwards         $        941    $          --   $       804    $          235   $     1,980

Reserves not currently deductible             495               45            --                --           540

Unrealized loss on investment                 151               11            --                --           162

Depreciation                                  207               14            --                --           221

Compensation accruals                       3,638              284            --                --         3,922

Difference between book and tax
     basis of property                        347               26            --                --           373

Tax credits                                   211               --            --                --           211

Amortization                                  777               32            --                --           809

Contributions carryover                       294               22            --                --           316

Other deferred income tax assets               35                6            --               129           170
                                     ------------   --------------  ------------   ---------------   -----------

Total deferred income tax assets            7,096              440           804               364         8,704

Less: valuation allowance                    (151)             (11)           --              (364)         (526)
                                     ------------   --------------  ------------   ---------------   -----------

Net deferred income tax assets       $      6,880   $          429   $       (48)   $           --   $     7,261
                                     ============   ==============  ============   ===============   ===========


The net deferred income tax assets included in "Prepaid expenses and other current assets" in the accompanying consolidated balance sheet at June 28, 2003, was $1.5 million and the net deferred tax assets included in "Other assets" in the accompanying consolidated balance sheet at June 28, 2003, was $5.8 million.

Income derived from Hong Kong business activities is taxed separately from the PRC. The Company's Hong Kong subsidiary's annual tax rate is 8.75%.

The Company has never paid any income or turnover tax to the PRC related to its processing activities in the PRC, but there can be no assurance that the Company will not be required to pay such taxes in the future. Existing PRC statutes can be construed as providing for a minimum of 10% to 15% income tax and a 3% turnover tax on the Company's business activities; however, the PRC has never attempted to enforce those statutes. The Company has been advised that the PRC's State Tax Bureau is reviewing the applicability of those statutes to processing activities of the type engaged in by the Company, but it has not yet announced any final decisions as to the taxability of those activities. After consultation with its tax advisors, the Company does not believe that any tax exposure it may have on account of its operations in the PRC will be material to the Company's financial position or results of operations.

The Company does not provide for U.S. federal income taxes on undistributed earnings of its foreign subsidiaries as it intends to permanently reinvest such earnings. Undistributed earnings of its foreign subsidiaries approximated $20.6 million as of July 3, 2004. It is not practicable to estimate the amount of tax that might be payable if such earnings were ever remitted. However, no withholding taxes would be payable under current law. As of July 3, 2004, Concord had net operating loss carryforwards for U.S. tax purposes of approximately $2.2 million. The net operating loss carryforwards expire in 2016. Additionally, the Company has approximately $25.6 million, of which $23.9 million relates to Hong Kong, of net operating loss carryforwards related to its foreign operations which have no expiration dates.

In the year ended July 3, 2004, management evaluated the realizability of the Company's deferred income tax assets. As part of assessing the realizability of its deferred income tax assets, management evaluated whether it is more likely than not that some portion, or all of its deferred income tax assets, will be realized. The realization of its U.S., Europe and Hong Kong deferred income tax assets relates directly to the Company's tax planning initiatives and strategies for U.S. federal and state, Europe and Hong Kong tax purposes In the year ended July 3, 2004, based on all the available evidence, management determined that it is not more likely than not that its deferred income tax assets will be fully realized. Accordingly, a full valuation allowance was recorded against all of the Company's deferred income tax assets in the year ended July 3, 2004. For Fiscal 2004, Fiscal 2003 and Fiscal 2002, the Company's effective tax rate was 25.6%, 8.2%, and (21.1%), respectively. The Company's future effective tax rate will depend on the apportionment between foreign and domestic taxable income and losses, the statutory rates of the related tax jurisdictions and any changes to the valuation allowance.

A reconciliation of income tax expense computed at the statutory U.S. federal rate to the actual provision (benefit) for income taxes is as follows:

                                                                                     Fiscal
                                                        --------------------------------------------------------------
                                                               2004                   2003                   2002
                                                        --------------------------------------------------------------
Computed  (benefit) tax at statutory U.S.  federal
   tax rate of 35%                                      $     (10,312)         $       2,440         $      (2,328)
Increase in valuation allowance                                11,616                     --                    --
Income (loss) of foreign  subsidiaries  subject to
   a different tax rate                                         6,653                 (1,752)                2,057
Tax effect of adjustment to U.S. net operating loss
   carryforwards                                               (1,825)                     -                    --
Permanent differences                                           1,183                    100                    44
Utilization of European valuation allowance                        --                   (283)               (1,123)
State income tax, net of federal benefit                          (14)                    40                   (78)
Other                                                             236                     24                    25
                                                          ---------------         --------------         -------------
Provision (benefit) for income taxes                    $       7,537          $         569         $      (1,403)
                                                          ===============         ==============         =============

In Fiscal 2004, the Company identified an adjustment to its U.S. net operating loss carryforwards with a tax effect of $1.8 million related to prior years. The amount was fully offset by a valuation allowance in Fiscal 2004 and would have been similarly offset by a valuation allowance had it been reflected in the appropriate prior periods, which, accordingly, have not been reclassified.

As the negative goodwill relating to the Jenimage acquisition is a permanent income tax difference, no income taxes have been provided relating to the extraordinary gain.

NOTE 17 - COMMITMENTS AND CONTINGENCIES:

OFFICES AND WAREHOUSES

UNITED STATES

The Company leases approximately 20,000 square feet of office space at 4000 Hollywood Boulevard, Hollywood, Florida. The Company leases, but no longer uses, a warehouse of approximately 13,700 square feet, including 825 square feet of office space, in Fort Lauderdale, Florida. The Company's leases for these facilities provide for rent of approximately $25,800 and $7,700 per month, respectively, with annual increases ranging from 2-3% and 3%, respectively, and expire on January 31, 2014, and January 31, 2009, respectively. As of July 3, 2004, the Company ceased operations in the Fort Lauderdale warehouse facility. The Company believes it can sublease these premises at the prevailing market rate which is currently lower than the existing contractual rate. Accordingly, at July 3, 2004, the Company recorded an accrued loss in the accompanying consolidated statement of operations related to the present value of unfavorable rent differential between the total future lease expenses offset by the estimated total future sublease income.

HONG KONG

The Company leases a total of approximately 33,000 square feet of office, business and warehouse space comprised of one floor under a lease expiring in 2047, and four floors under a lease expiring in July 2006, at Concord Technology Centre, Texaco Road, Tsuen Wan, New Territories, Hong Kong at a cost of approximately $16,200 per month including rent and maintenance.

PRC OPERATIONS

The Company manufactures its products at its manufacturing facilities located in the Longgang District of Shenzhen, PRC (the "Company Facility"). The Company leases three employee dormitories and a canteen (the "Dormitories") at a cost of approximately $46,000 per month. The aggregate square footage of the Company Facility and the Dormitories is in excess of 600,000 square feet.

In Fiscal 2000, the Company completed an expansion to increase the aggregate size of the Company Facility. The Company also opened a new production facility dedicated to digital image capture device manufacturing. In connection with these construction activities, the Company incurred costs of approximately $4 million. Such costs are being amortized over the expected useful life of the expanded facilities. The current processing agreement with the PRC expires in October 2006. The Company fully expects to renew its agreement and intends to continue to expand its operations in the PRC, but there can be no assurance that the processing agreement will be extended or renewed and the Company will be able to continue to operate in the PRC. Pursuant to a land use agreement, the Company has the title and right to use the land upon which the Company Facility sits through the year 2038. At the end of the term, title and ownership to the land and Company Facility transfer to a PRC governmental agency. At that time, the Company expects to be able to lease the PRC land and improvements thereon at then prevailing rates.

OTHER JURISDICTIONS

The Company owns an 11,000 square foot building on a one-half acre parcel in Coalville, England that is used in connection with its operations in the UK. The Company has agreed to sell the Coalville property for GBP 500,000 (10% of which has already been received as a deposit) and to close the sale on or before March 10, 2005. The Company also leases warehouse and/or office space in France, Canada and Germany in connection with the activities of its subsidiaries in those jurisdictions.

LEASES

During Fiscal 2002, the Company made principal payments under capital lease obligations related to various fixed assets that were classified as capital leases. The initial terms of such capital leases ranged from three to five years and expired at various times through June 29, 2002. Monthly payments on those leases ranged from approximately $300 to $45,000. During Fiscal 2002, the Company repaid in full the remaining balance of its capital lease obligations.

Future minimum rental payments for operating leases are as follows:
(in thousands)

Fiscal Year
-----------
   2005                                                      $      1,259
   2006                                                               806
   2007                                                               501
   2008                                                               484
   2009                                                               414
   Thereafter                                                       1,490
                                                             ------------
Total minimum payments                                       $      4,954
                                                             ============

Rental expense for operating leases of approximately $2.6 million, $1.6 million and $1.6 million was incurred for Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively.

EMPLOYMENT AGREEMENTS AND EXECUTIVE SERPS

The employment agreement for Ira B. Lampert (the "Lampert Agreement") has a four-year term that automatically extends each day, by one day, until one party notifies the other that the term should not be further extended. The Lampert Agreement provides for an annual base salary of $900,000. Effective as of January 1, 2003, Mr. Lampert voluntarily reduced his base salary from $900,000 to $800,000 per annum for the period from July 1, 2004 to June 30, 2005.

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

The Company also has employment agreements with its other executive officers that provide for annual salaries ranging from approximately $159,000 to $350,000, plus certain other fringe benefits. These agreements prohibit the executives from competing with the Company for one year following termination of employment with the Company. Most of these agreements contain, among other things, termination provisions that may result in the Company being obligated to make severance payments equal to one year's base salary plus certain other fringe benefits.

Pursuant to the Lampert Agreement, the Company adopted a supplemental executive retirement plan and agreement (a "SERP") for the benefit of Ira B. Lampert (the "Lampert SERP"). A specified amount, currently $500,000, is credited to the Lampert SERP account each year. These yearly credits are 100% vested and not subject to forfeiture. Mr. Lampert voluntarily reduced the amount of the credit to be made in January 2005 from $500,000 to $350,000. Pursuant to a one-time grant to Mr. Lampert of $1,549,998 in deferred compensation, made as of April 19, 2000, an additional $1,549,998 was credited to the Lampert SERP. It vested in three equal annual installments beginning January 1, 2001 and, as such, became fully vested on January 1, 2003. Additional credits were made to the Lampert SERP for the Deferred LTCIP Award of August 6, 2003 (described below under "Deferred Long Term Compensation") and the deferred compensation awarded to him pursuant to the conditional release program because he prepaid the total amount of the indebtedness before it was scheduled to be forgiven by the Company.

In addition to the Lampert SERP, in connection with grants of deferred compensation to its executive officers, the Company has adopted various SERPs for the benefit of those executives. A total of $1,915,000 has been contributed to rabbi trusts established by the Company in connection with the executive SERPs (other than the Lampert SERP), which range from $100,000 to $750,000 per executive, before giving effect to the Deferred LTCIP Awards added to the SERPs of those executive officers who were granted a Deferred LTCIP Award on August 6, 2003. Generally, the amounts in the executive SERPs vest in installments over a period of not less than three years, subject to the executive's continued employment, and many provide for accelerated vesting, in whole or in part, if the executive's employment is terminated by the Company without cause. Additionally, Mr. Lampert and another executive officer have elected to defer compensation from time to time, pursuant to their respective SERP agreements with the Company.

Each time the Company makes an initial credit to an executive's account under a SERP agreement, the Company simultaneously contributes an equal amount to a trust established for the purpose of accumulating funds to satisfy the obligations incurred by the Company pursuant to the SERP.

SERP and other deferred compensation account balances, including investment earnings, are recorded as a deferred compensation asset and the related vested balances are recorded as a deferred compensation liability. See Note 8, "Other Assets," and Note 11, "Other Liabilities."

EXECUTIVE SEPARATION AGREEMENTS

The Company and Brian F. King entered into a separation agreement, dated as of March 29, 2004, pursuant to which Mr. King's employment terminated effective July 1, 2004. Pursuant to this agreement, in addition to any other benefits he is entitled to receive under any employee benefit plan or deferred compensation plan (including his supplemental executive retirement plan and agreement ("SERP"), which is described below), Mr. King is to receive: (a) the equivalent of his base salary of $450,000 per annum and auto allowance of $18,000 per annum (in installments in accordance with the normal payroll schedule) through June 30, 2005, in accordance with the severance provisions of his employment agreement; (b) pay for accrued but unused vacation, accrued as though he had remained employed through December 31, 2004; (c) reimbursement of premiums for continuation of his health insurance coverage through June 30, 2005 under COBRA; and (d) reimbursement of premiums for substantially similar life and disability insurance coverage through June 30, 2005.

Richard M. Finkbeiner's employment with the Company terminated effective as of July 27, 2004. Mr. Finkbeiner and the Company entered into a separation agreement, dated as of August 18, 2004, pursuant to which, in addition to any other benefits is entitled to receive under the Company's 401(k) plan, he is to receive: (a) the equivalent of his base salary of $262,500 per annum (in installments in accordance with the normal payroll schedule) through July 26, 2005, in accordance with the severance provisions of his employment agreement;
(b) a lump sum payment of $12,500; (c) pay for accrued but unused vacation; and
(d) a lump sum payment of $75,000, representing the funds in his SERP that had vested prior to or as a result of the termination of his employment.

Under these separation agreements, Messrs. King and Finkbeiner must not compete with the Company for one year, must provide the Company with certain cooperation and assistance (without receiving additional compensation for same during the period covered by the severance payments), and were required to execute a release prior to receiving any severance payments.

DEFERRED LONG TERM COMPENSATION

On August 6, 2003, the following executive officers were awarded the following amounts of contingent deferred compensation under the Company's Amended and Restated 2002 Long Term Cash Incentive Plan ("2002 LTCIP") with respect to the Fiscal 2002-2003 performance period (the "Deferred LTCIP Awards"): (i) Ira B. Lampert, $670,474; (ii) Brian F. King, $335,237; (iii) Keith L. Lampert, $389,629; (iv) Urs W. Stampfli, $274,021; and (v) Richard M. Finkbeiner, $224,722. The Deferred LTCIP Awards to Keith L. Lampert and Urs W. Stampfli vest, so long as the executive continues to be employed by the Company, in three equal annual installments on August 6, 2004, 2005 and 2006, or immediately upon:
(i) a change of control of the Company; or (ii) the executive's death or disability. The Deferred LTCIP Awards to Brian King and Rick Finkbeiner were forfeited when their employment terminated before any vesting had occurred. Ira
B. Lampert voluntarily agreed to delay the vesting of his Deferred LTCIP Award by one year, such that it vests in three equal installments on August 6, 2005, 2006 and 2007 instead of August 6, 2004, 2005 and 2006. Otherwise, the Deferred LTCIP Award granted to Ira B. Lampert has substantially the same terms and conditions as the other Deferred LTCIP Awards, however, in addition to the events that will accelerate the vesting of the other Deferred LTCIP Awards, it provides for immediate vesting in the event of termination without cause, a constructive termination of employment without cause, or the non-renewal of his employment contract. The Lampert SERP, the Executive SERPs and the Finkbeiner SERP were all amended to include appropriate terms to govern the Deferred LTCIP Awards. The Company contributed the foregoing amounts to trusts established for the purpose of holding funds to satisfy the Company's obligations under the Deferred LTCIP Awards.

LICENSE AND ROYALTY AGREEMENTS

On May 10, 2004, the Company entered into a twenty year, worldwide trademark license agreement with Jenoptik AG for the exclusive use of the JENOPTIK brand name and trademark on non-professional consumer imaging products including, but not limited to, digital, single use and traditional cameras, and other imaging products and related accessories. The license agreement provides for a royalty of one-half of one percent (0.5%) of net sales of non-professional consumer imaging products bearing the JENOPTIK brand name for the first ten (10) years of the license and a royalty fee of six-tenths of one percent (0.6%) for the second ten (10) years of the license. There are no minimum guaranteed royalty payments.

On August 26, 2002, the Company entered into two Polaroid licensing agreements. The two license agreements provide for the exclusive (with the exception of products already released by Polaroid into the distribution chain), worldwide use by the Company of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of single use cameras and traditional film based cameras, including zoom cameras, and certain related accessories. The licenses do not include instant or digital cameras. Each license includes an initial term of three and a half years and may be renewed under the same economic terms at the Company's option, for an additional three-year period. Each license agreement provides for the payment by the Company of $3.0 million of minimum royalties, or $6.0 million in total, which will be fully credited against percentage royalties. Pursuant to the terms of the license agreements, as of August 2004, the Company paid a total of $6.0 million, which represented $3.0 million for each license agreement, as payment of the minimum royalties and has recorded these payments as prepaid assets. These assets are amortized based on a percentage of sales.

Effective January 1, 2001, the Company entered into a new twenty-year license agreement with Fuji Photo Film Ltd ("Fuji"). Under the new license agreement, Fuji granted to the Company a worldwide (excluding Japan until January 1, 2005) non-exclusive license to use certain of Fuji's patents and patent applications related to single-use cameras. In consideration of the license, the Company agreed to pay a license fee and certain royalty payments to Fuji. Accordingly, a significant portion of the balance for patents, trademarks and licenses, net in "Other assets" in the accompanying consolidated balance sheets at July 3, 2004 and June 28, 2003, was an asset associated with the Fuji license. The Company has also recorded as a liability a corresponding amount that was included in licensing related obligations in "Other liabilities" in the accompanying consolidated balance sheets at July 3, 2004 and June 28, 2003 which was equal to the present value of future license fee payments These assets are amortized based on quantities of units produced.

Additionally, the Company has other license and royalty agreements that require the payment of royalties based on the manufacture and/or sale of certain products. The Company's license and royalty agreements expire at various dates through Fiscal 2021. Total amortization and royalty expense for all licensing and royalty agreements for Fiscal 2004, Fiscal 2003 and Fiscal 2002 was $5.6 million, $4.5 million and $4.2 million, respectively.

INTELLECTUAL PROPERTY CLAIMS

From time to time, the Company receives patent infringement claims which it analyzes and, if appropriate, may either take action to avoid infringement, settle the claim or negotiate a license. In addition to the patent infringement suit discussed in Note 18, the Company has received notifications from two other entities, one of which is a significant customer of the Company, alleging that certain of the Company's digital products infringe upon those entities' respective patents. The Company is analyzing the validity of the claims and is engaged in discussions with these parties to resolve their claims. The resolution of the claims may involve licensing and payments by the Company, the terms or amounts of which cannot be determined or reasonably estimated at this time. With respect to these two claims, the Company has asserted claims for indemnity against several third parties.

PURCHASE COMMITMENTS

At July 3, 2004, the Company has $9.1 million in non-cancelable purchase commitments relating to the procurement of raw materials, components, and finished goods inventory from various suppliers.

INDEMNIFICATION

Pursuant to an indemnification agreement with certain third parties, the Company had been reimbursing such parties for legal costs incurred by them in connection with a securities class action suit initially filed against the Company in July 2002. Pursuant to a court order dated March 16, 2004, the claims against these certain third parties in connection with the suit have been dismissed and accordingly, no further legal costs are anticipated to be incurred by them in connection with the first securities class action suit. As of July 3, 2004, there were no amounts accrued relating to such indemnification.


NOTE 18 - LITIGATION AND SETTLEMENTS:

In July 2002, a class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be shareholders of the Company. On August 20, 2002, the Company filed a motion to dismiss the complaint and in December 2002, the Company's motion was granted by the court and the complaint was dismissed. In January 2003, an amended class action complaint (the "Amended Complaint") was filed adding certain of the Company's current and former directors as defendants. The lead plaintiffs in the Amended Complaint sought to act as representatives of a class consisting of all persons who purchased the Company's Common Stock (i) issued pursuant to the Company's September 26, 2000 secondary offering (the "Secondary Offering") or (ii) during the period from September 26, 2000 through June 22, 2001, inclusive. On April 18, 2003, the Company filed a motion to dismiss the Amended Complaint and on August 27, 2004, the court (i) dismissed all claims against the defendants related to the Secondary Offering and (ii) dismissed all claims against the defendants related to allegations of misconduct occurring before February 2001 or after April 2001 (the period February 2001 through April 2001 hereinafter referred to as the "Shortened Class Period"). The allegations remaining in the Amended Complaint are centered around claims that the Company failed to disclose, in periodic reports it filed with the Securities and Exchange Commission ("SEC") and in press releases it made to the public during the Shortened Class Period regarding its operations and financial results, that a large portion of its accounts receivable was represented by a delinquent and uncollectible balance due from then customer, KB Gear Interactive, Inc ("KB Gear"), and claims that such failures artificially inflated the price of the Common Stock. The Amended Complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The Company intends to vigorously defend the lawsuit. The lawsuit is in the earliest stage and discovery has not yet commenced. Although the Company believes this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained. On September 17, 2002, the Company was advised by the staff of the SEC that it is conducting an informal inquiry related to the matters described above. On October 15, 2002, the staff of Nasdaq requested certain information and materials related to the matters described above and as to matters related to the previously reported embezzlement of Company funds by a former employee, uncovered in April 2002. The Company has not received any further communication from the SEC with respect to the informal inquiry or from Nasdaq with respect to their request since the Company last responded in February 2003.

In April 2004, a patent infringement complaint was filed against 28 defendants, including the Company, in the United States District Court for the Eastern District of Texas. The complaint asserts that the defendants have conducted activities which infringe U.S. Patent No. 4,698,672, entitled Coding System for Reducing Redundancy. The complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The lawsuit is in the earliest stage and discovery has not yet commenced. Although the Company believes this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained.

On August 27, 2004, and September 17, 2004, class action complaint were filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be shareholders of the Company. The plaintiffs in these complaints seek to act as representatives of a class consisting of all persons who purchased the Company's Common Stock during the period from August 14, 2003 through May 10, 2004, inclusive (the "Class Period"), and who were allegedly damaged thereby. The allegations in the complaints are centered around claims that the Company failed to disclose, in periodic reports it filed with the SEC and in press releases it made to the public during the Class Period regarding its operations and financial results, the full extent of the Company's excess, obsolete and otherwise impaired inventory, and claims that such failures artificially inflated the price of the Common Stock. The complaints seek unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The Company intends to vigorously defend the lawsuits. The lawsuits are in the earliest stage and discovery has not yet commenced. Although the Company believes the lawsuits are without merit, the outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained.

On July 24, 2003, the Company entered into a settlement agreement to dismiss a patent infringement complaint filed by the Massachusetts Institute of Technology and Electronic for Imaging Inc. against the Company and to release the Company from any and all claims of infringement of the patent at issue. The settlement is not material and therefore does not have a material adverse effect on the Company's financial position or results of operations.

The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of our management, the resolution of such matters will not have a material adverse effect on its financial position or results of operations.


NOTE 19 - RELATED PARTY TRANSACTIONS:

From May 1, 2002 through June 15, 2003, William J. Lloyd, who was a member of the Company's Board of Directors during that time, provided consulting services to the Company on an as needed basis. As compensation for these consulting services, the Company paid a corporation controlled by Mr. Lloyd a retainer of $5,000 per month and reimbursed his reasonable business expenses. The Company accepted Mr. Lloyd's resignation from the Board of Directors effective July 31, 2003, and the consulting relationship was terminated effective June 15, 2003. See "Stock-Based Compensation" in Note 1 above.


NOTE 20 - OTHER ITEMS

During the third quarter of Fiscal 2002, the Company recognized a provision for inventories of approximately $2.3 million principally related to the rationalization of sub-one megapixel digital inventories comprised of components and finished goods. The Company recorded the provision for inventories in cost of products sold in the accompanying consolidated statement of operations for Fiscal 2002.

During the second quarter of Fiscal 2002, the Company recorded a $1.0 million accounts receivable provision related to Kmart Corporation which filed for protection under Chapter 11 of the U.S. Bankruptcy Code on January 22, 2002. In the third quarter of Fiscal 2002, the Company recorded a recovery of approximately $0.3 million associated with the sale to a third party of the Kmart Corporation accounts receivable. The initial provision for doubtful accounts recorded in the second quarter of Fiscal 2002 and subsequent recovery in the third quarter of Fiscal 2002 were included in general and administrative expenses in the accompanying statement of operations for Fiscal 2002.

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

NOTE 21 - RECOVERY OF OPERATING EXPENSES, NET:

In April 2002, the Company uncovered a fraudulent scheme including check forgery by a former employee, which resulted in the embezzlement of approximately $1.3 million over an eighteen-month period ending in April 2002, the preponderance of which occurred in Fiscal 2002. The Company's investigation confirmed that the former employee acted alone and the misappropriated funds have been identified. The Company has recovered all but $0.1 million of the approximately $1.3 million from a combination of insurance proceeds, assets secured and assets to be recovered from the individual. In addition, the Company recorded under the caption "(Recovery) of operating expenses, net" in the accompanying consolidated statement of operations for Fiscal 2002, $1.2 million related to the recovery, which is net of $0.1 million of expenses related to the investigation and recovery efforts. The entire amount of the recovery was recorded in the third quarter of Fiscal 2002 due to the fact that it was impractical to determine the impact on Fiscal 2002 quarterly periods.

NOTE 22 - OTHER INCOME, NET:
(in thousands)

Included in the accompanying consolidated statements of operations under the caption, "other income, net" is the following:

                                                 Fiscal Year
                                   -----------------------------------------
                                       2004           2003            2002
                                   -----------   -------------   -----------
Investment income                  $   (1,282)   $    (1,527)    $   (2,351)
Loss on sale of securities                916             --             --
Foreign currency gain, net               (691)        (1,406)          (193)
Other expenses, net                       557            561            662
Arbitration award                         ---            ---         (1,178)
                                   ----------     ----------     ----------
Other income, net                  $    (500)     $   (2,372)    $   (3,060)
                                   ==========     ==========     ==========

NOTE 23 - GEOGRAPHIC AREA INFORMATION:
(tables in thousands)

Pursuant to SFAS No. 131, Disclosure About Segments of a Business Enterprise and Related Information, the Company is required to report segment information. The Company operates in only one business segment, imaging equipment, and sells only one type of product, image capture devices. Accordingly, the Company's reported consolidated annual net sales reflects the revenue from the sale of such image capture devices from external customers and no additional segment reporting is required. SFAS No. 131 also requires certain revenue disclosures of geographic information based on the Company's determination as to which regions such revenues were attributed. Accordingly, for purposes of this disclosure, the Company attributed RSD sales to the region where the customer's home office was located and all DMS sales were attributed to Asia. A summary of selected financial information regarding the Company's geographic operations (the Americas consist of the United States, Canada, and Latin America; Europe consists of the United Kingdom and the other countries in the European Union; Asia consists of Hong Kong and the PRC) is set forth below:

                                                      Fiscal Year
                                        ----------------------------------------
Sales made to unaffiliated customers:      2004           2003           2002
                                        ----------     ----------    -----------
Americas                                $  106,025     $  101,866     $   68,703
Asia                                        49,723         46,240         34,357
Europe                                      47,384         41,677         26,257
                                        ----------     ----------     ----------
Total                                   $  203,132     $  189,783     $  129,317
                                        ==========     ==========     ==========


                                         July 3,         June 28,
Identifiable assets:                       2004            2003
                                        ----------      ----------

Americas                                $   96,396      $  126,622
Asia                                        58,738          61,355
Europe                                      34,383          17,837
                                        ----------      ----------
Total                                   $  189,517      $  205,814
                                        ==========      ==========

In Fiscal 2004, each of the following customers accounted for at least 10% of net sales: Eastman Kodak Company ("Kodak"), Wal-Mart Stores, Inc. ("Wal-Mart") and Walgreen Co. ("Walgreens"). These companies represented the Company's three largest customers generating net sales in Fiscal 2004 of approximately $39.7 million (19.5% of total net sales), $39.1 million (19.1% of total net sales) and $23.1 million (11.3% of total net sales), respectively. The loss of any one of these customers or significantly reduced sales to these customers could have a material adverse impact on results of operations. We manufacture products for Kodak under two DMS contracts. We have received notification from Kodak that it intends to cease purchases under our two DMS contracts by the end of the second quarter of Fiscal 2005.

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

In Fiscal 2002, each of the following customers accounted for at least 10% of consolidated net sales: Walgreens and Wal-Mart. These companies represented the Company's largest customers generating net sales in Fiscal 2002 of approximately $25.4 million (19.6% of total net sales) and $24.0 million (18.6% of total net sales), respectively. The loss of any one of these customers or significantly reduced sales to these customers could have a material adverse impact on future results of operations.

No other customer accounted for 10% or more of consolidated net sales during Fiscal 2004, Fiscal 2003 or Fiscal 2002.

NOTE 24 - QUARTERLY RESULTS (UNAUDITED:
(in thousands, except per share data)


                                                                             Quarter Ended
                                                  --------------------------------------------------------------------
                                                     Sept. 27,        Dec. 27,           Mar. 27,           July 3,
                                                       2003             2003               2004              2004
                                                  -------------     -------------     --------------     -------------

Net sales                                         $      57,401     $      65,063     $      28,280      $       52,388
Gross profit (deficit)                                   10,740             6,461            (5,672)              2,649
Loss before income taxes                                   (702)           (3,327)          (11,853)            (13,581)
Net loss                                                   (614)           (2,911)          (17,596)            (10,101)
Basic loss per share                              $       (0.02)    $       (0.10)    $       (0.61)     $        (0.36)
Diluted loss per share                            $       (0.02)    $       (0.10)    $       (0.61)     $        (0.36)



                                                                             Quarter Ended
                                                  --------------------------------------------------------------------
                                                     Sept. 28,        Dec. 28,           Mar. 29,           June 28,
                                                       2002             2002               2003              2003
                                                  -------------     -------------     --------------     -------------

Net sales                                         $      30,182     $      61,840     $       36,246     $      61,515
Gross profit                                              7,722             9,468              8,392            10,669
Income before income taxes                                1,230             2,545              1,397             1,800
Net income                                                1,391             2,085              1,257             1,670
Basic income per share                            $        0.05     $        0.07     $         0.05     $        0.06
Diluted income per share                          $        0.05     $        0.07     $         0.04     $        0.06

During Fourth Quarter Fiscal 2004, the Company determined that net sales for the Third Quarter Fiscal 2004 had been overstated by $4.0 million due to certain errors including the timing of recognizing revenue from certain customers and the estimation of sales returns and allowances. After taking into consideration the corresponding overstatement of cost of products sold, these errors had the impact of overstating gross profit and understating net loss in the third quarter by $140 thousand. In accordance with APB Opinion No. 28, Interim Financial Reporting, these items have been corrected in the Company's fourth quarter and there is no impact to the consolidated net sales, gross profit or net loss for Fiscal 2004.

See Note 20, "Other Items," for a description of items that had a significant effect on certain quarters.

SCHEDULE II

                              CONCORD CAMERA CORP.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)


    Column A              Column B                      Column C                     Column D            Column E

                                                        Additions
                                           -----------------------------------
                         Balance at          Charged to          Charged to                             Balance at
                        beginning of         costs and             other                                    end
   Description             period             expenses            accounts        Deductions             of period
------------------     ---------------    ---------------    ----------------    ---------------     ----------------

1. Allowances for sales returns and allowances, discounts, and doubtful accounts

FISCAL YEAR:

      2002             $          703               1,889                --                  --         $       2,592

      2003             $        2,592                 519                --                  --         $       3,111

      2004             $        3,111               6,444               176                  --         $       9,731




2. Deferred income tax valuation allowance

FISCAL YEAR:

      2002             $        2,181                --                  --                 1,027       $        1,154

      2003             $        1,154                --                 162                   790       $          526

      2004             $          526              11,616                --                  --         $       12,142
