Form 10-Q
period 2005-01-01
CONCORD CAMERA CORP
filed 2005-03-31
CIK 831861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 1, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to ___________

                         Commission file number 0-17038

                              Concord Camera Corp.
                               -------------------
             (Exact name of registrant as specified in its charter)

                     New Jersey                         13-3152196
        -------------------------------             -------------------
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)              Identification No.)


4000 Hollywood Blvd., 6th Floor, North Tower, Hollywood, Florida       33021
-----------------------------------------------------------------------------
       (Address of principal executive offices)                    (Zip Code)

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

     Yes |_|     No |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes |X|      No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, no par value - 28,681,342 shares as of March 18, 2005

                                      Index

                      Concord Camera Corp. and Subsidiaries


                                                                                                                          Page No.
                                                                                                                          --------
Part I.  FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

                    Condensed consolidated balance sheets as of January 1, 2005 (Unaudited) and July 3, 2004.....................3

                    Condensed  consolidated  statements  of operations  (Unaudited)  for the quarter and six months ended January 1, 2005 and December 27, 2003..................................................................4

                    Condensed consolidated statements of cash flows (Unaudited) for the six months ended January 1, 2005 and December 27, 2003........................................................................................5

                    Notes to condensed consolidated financial statements.........................................................6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.............................19

Item 3.       Quantitative and Qualitative Disclosures About Market Risk........................................................33

Item 4.       Controls and Procedures...........................................................................................33

Part II.  OTHER INFORMATION

Item 1.       Legal Proceedings.................................................................................................35

Item 2.       Unregistered Sale of Equity Securities and Use of Proceeds........................................................35

Item 6.       Exhibits..........................................................................................................35


PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS

CONCORD CAMERA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)


                                                                             JANUARY 1, 2005        JULY 3,
                                                                               (UNAUDITED)           2004
                                                                             ---------------       ---------
ASSETS
Current Assets:
     Cash and cash equivalents                                                  $  10,698          $  18,323
     Short-term investments                                                        50,800             39,600
     Accounts receivable, net                                                      42,026             29,367
     Inventories                                                                   39,030             52,418
     Prepaid expenses and other current assets                                      5,695             11,563
                                                                                ---------          ---------
                           Total current assets                                   148,249            151,271
Property, plant and equipment, net                                                 20,566             20,597
Other assets                                                                       16,143             17,649
                                                                                ---------          ---------
                           Total assets                                         $ 184,958          $ 189,517
                                                                                =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Short-term borrowings under credit facilities                              $  18,101          $   9,170
     Accounts payable                                                              33,240             18,783
     Accrued expenses                                                              15,367             16,395
     Other current liabilities                                                      1,807              6,320
                                                                                ---------          ---------
                           Total current liabilities                               68,515             50,668
Other long-term liabilities                                                        11,553             11,724
                                                                                ---------          ---------
Total liabilities                                                                  80,068             62,392
Commitments and contingencies

Stockholders' equity:
     Blank check preferred stock, no par value,
         1,000 shares authorized, none issued                                           -                  -
     Common stock, no par value, 100,000 shares
         authorized;  30,925 and 30,572 shares issued
         as of January 1, 2005 and July 3, 2004, respectively                     143,518            143,073
     Additional paid-in capital                                                     4,853              4,853
     Deferred stock-based compensation                                                 (7)               (29)
     Deferred share arrangement                                                       624                413
     Accumulated deficit                                                          (38,481)           (16,152)
                                                                                ---------          ---------
                                                                                  110,507            132,158
     Less: treasury stock, at cost, 1,735 and 1,599
         shares as of January  1, 2005 and July 3, 2004, respectively              (4,993)            (4,620)
        Less: common stock held in trust, 509 and 331
         shares as of January 1, 2005 and July 3, 2004, respectively                 (624)              (413)
                                                                                ---------          ---------
                           Total stockholders' equity                             104,890            127,125
                                                                                ---------          ---------
                           Total liabilities and stockholders' equity           $ 184,958          $ 189,517
                                                                                =========          =========

See accompanying notes

CONCORD CAMERA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)


                                           FOR THE QUARTER ENDED                        FOR THE SIX MONTHS ENDED
                                    -------------------------------------         -------------------------------
                                     JANUARY 1,            DECEMBER 27,            JANUARY 1,       DECEMBER 27,
                                        2005                   2003                   2005             2003
                                    ----------             ------------            ----------       ------------
Net sales                            $  54,333                $  65,063             $  97,347          $ 122,464
Cost of products sold                   57,731                   58,602               100,279            105,262
                                     ---------                ---------             ---------          ---------
Gross (deficit) profit                  (3,398)                   6,461                (2,932)            17,202
Selling expenses                         4,879                    3,707                 8,903              6,088
General and
administrative expenses                  5,703                    5,538                12,144             11,496
Variable stock-based
     compensation expense                    -                       48                     -              3,098
Interest expense                           306                      207                   528                370
Other (income) expense,
     net                                (1,357)                     288                (2,318)               180
                                     ---------                ---------             ---------          ---------
Loss before income taxes               (12,929)                  (3,327)              (22,189)            (4,030)
 Provision (benefit) for
     income taxes                           80                     (416)                  140               (504)
                                     ---------                ---------             ---------          ---------
Net loss                             $ (13,009)               $  (2,911)            $ (22,329)         $  (3,526)
                                     =========                =========             =========          =========

Basic and diluted loss per
     common share                    $   (0.44)               $   (0.10)            $   (0.76)         $   (0.12)
                                     =========                =========             =========          =========

Weighted average
     common shares
    outstanding - basic
    and diluted                         29,342                   28,701                29,271             28,582
                                     =========                =========             =========          =========


See accompanying notes.

CONCORD CAMERA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)


                                                                         FOR THE SIX MONTHS ENDED
                                                                    ---------------------------------
                                                                    JANUARY 1,           DECEMBER 27,
                                                                       2005                 2003
                                                                    ----------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $(22,329)            $ (3,526)
     Adjustments to reconcile net loss to net cash
          used in operating activities:
     Depreciation and amortization                                      3,841                3,328
     (Gain) loss related to available-for-sale investments             (1,124)                 916
     Variable stock-based compensation expense                              -                3,098
     Provision for specific inventory obsolescence                      8,766                2,601
     Restructuring reserve                                                160                    -
         Changes in operating assets and liabilities:
         Accounts receivable, net                                     (12,659)             (13,227)
         Inventories                                                    4,622              (15,811)
         Prepaid expenses and other current assets                        817               (1,546)
         Other assets                                                   1,319                 (701)
         Accounts payable                                              15,002               (5,912)
         Accrued expenses                                              (1,708)              (1,765)
         Other current liabilities                                     (1,421)                 843
         Other liabilities                                               (171)                (245)
                                                                     --------             --------
     Net cash used in operating activities                             (4,885)             (31,947)
                                                                     --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                        (1,667)              (2,130)
     Proceeds from sales of available-for-sale investments             13,401                5,000
     (Purchases) sales of short-term investments, net                 (23,477)              23,270
                                                                     --------             --------
     Net cash (used in) provided by investing activities              (11,743)              26,140
                                                                     --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Short-term borrowings under credit facilities, net                 8,931                    -
     Net proceeds from issuance of common stock                            72                1,122
                                                                     --------             --------
     Net cash provided by financing activities                          9,003                1,122
                                                                     --------             --------
     Net decrease in cash and cash equivalents                         (7,625)              (4,685)
Cash and cash equivalents at beginning of period                       18,323               14,071
                                                                     --------             --------
Cash and cash equivalents at end of period                           $ 10,698             $  9,386
                                                                     ========             ========


See accompanying notes.

                      CONCORD CAMERA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JANUARY 1, 2005
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 1, 2005 ("Second Quarter Fiscal 2005") and the six months ended January 1, 2005 ("Fiscal 2005 YTD") are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2005 ("Fiscal 2005"). For comparative purposes, the quarter ended December 27, 2003 has been defined as the ("Second Quarter Fiscal 2004"), and the six months ended December 27, 2003 has been defined as ("Fiscal 2004 YTD"). The balance sheet at July 3, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Concord Camera Corp., a New Jersey corporation, and its consolidated subsidiaries (collectively referred to as the "Company") manage their business on the basis of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 2004 ("Fiscal 2004").

The Second Quarter Fiscal 2005 and Fiscal 2005 YTD results include three and six months, respectively, of operating results of Jenimage Europe GmbH, a German corporation, acquired by the Company in the fourth quarter of Fiscal 2004. Pro forma results for Fiscal 2004 are not presented as the Fiscal 2004 results of Jenimage Europe GmbH were not significant.

The Company reclassified certain auction rate securities totaling $24.2 million as of June 28, 2003 from cash and cash equivalents to short-term investments which resulted in a reclassification in the condensed consolidated statements of cash flows for the six months ended December 27, 2003.

NOTE 2 - SIGNIFICANT CUSTOMERS:

During Fiscal 2005 YTD, we experienced a significant reduction in sales to three significant customers. This reduction in sales had a material adverse impact on the Company's results of operations. The reduction in sales to one customer was due to such customer's overstocked inventory levels of single use cameras. We expect sales of single use cameras to this customer ("Customer A") to increase as its inventory levels decrease. Sales to this customer constituted 3.1% and 6.8% of the Company's net sales in Second Quarter Fiscal 2005 and Second Quarter Fiscal 2004, respectively, and 3.7% and 17.6% of the Company's net sales during Fiscal 2005 YTD and Fiscal 2004 YTD, respectively. The reduction in sales to another customer ("Customer B") was attributable to a reduction in sales of digital cameras. Sales to this customer constituted 16.6% and 35.6% of the Company's net sales in Second Quarter Fiscal 2005 and Second Quarter Fiscal 2004, respectively, and 17.3% and 25.2% of the Company's net sales during Fiscal 2005 YTD and Fiscal 2004 YTD, respectively.

As previously reported in our Form 10-K for Fiscal 2004, we received notification from Kodak that it intends to cease purchases under our two design and manufacturing services ("DMS") contracts by the end of the Second Quarter Fiscal 2005. During the Second Quarter Fiscal 2005 and the Second Quarter Fiscal 2004, sales to Kodak totaled 8.6% and 11.5% of the Company's net sales, respectively. During Fiscal 2005 YTD and Fiscal 2004 YTD, sales to Kodak totaled 12.8% and 15.7% of the Company's net sales, respectively. We expect that the cessation of sales to Kodak will have a material adverse effect on our results of operations unless we are able to substantially increase sales to other customers. The loss of any other significant customers or substantially reduced sales to any other significant customers could have a material adverse impact on results of operations.

                                            For the quarter ended                        For the six months ended
                                    ---------------------------------------        --------------------------------------
                                      January 1,             December 27,            January 1,           December 27,
                                         2005                   2003                    2005                  2003
                                    ----------------       ----------------        ---------------       ----------------
                                             Percent of Net Sales                          Percent of Net Sales

Customer A                               3.1%                   6.8%                    3.7%                 17.6%
Customer B                              16.6%                  35.6%                   17.3%                 25.2%
Kodak                                    8.6%                  11.5%                   12.8%                 15.7%

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant of the Company's estimates include sales returns and other allowances, provision for bad debts, inventory valuation charges, realizability of long-lived and other assets, realizability of deferred income tax assets, and accounting for litigation and settlements.

FOREIGN CURRENCY TRANSACTIONS

The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, European Euro, British Pound Sterling, PRC Renminbi, Hong Kong Dollar and the Japanese Yen. Although certain net sales to customers and purchases of certain components and services are transacted in local currencies, each of the Company's foreign subsidiaries purchases substantially all of its finished goods inventories in U.S. Dollars. Accordingly, the Company has determined the U.S. Dollar is the functional currency for all of its subsidiaries. The accounting records for subsidiaries that are maintained in a local currency are remeasured into the U.S. Dollar. Accordingly, most non-monetary balance sheet items and related statement of operations accounts are remeasured from the applicable local currency to the U.S. Dollar using average historical exchange rates, producing substantially the same result as if the entity's accounting records had been maintained in the U.S. Dollar. Adjustments resulting from the remeasurement process are recorded into earnings. Gains or losses resulting from foreign currency transactions and remeasurement are included in "Other (income) expense, net" in the accompanying condensed consolidated statements of operations. For the Second Quarter Fiscal 2005 and the Second Quarter Fiscal 2004, included in "Other (income) expense, net" in the accompanying condensed consolidated statements of operations, are approximately $1.1 million and $0.3 million, respectively, of net foreign currency gains. For Fiscal 2005 YTD and Fiscal 2004 YTD, included in "Other (income) expense, net" in the accompanying condensed consolidated statements of operations, are approximately $2.1 million and $0, respectively, of net foreign currency gains.

HEDGING ACTIVITIES

During the Second Quarter Fiscal 2005 and the Second Quarter Fiscal 2004, the Company had no forward exchange contracts or other derivatives outstanding and did not participate in any other type of hedging activities.

INVESTMENTS

At January 1, 2005 and July 3, 2004, the Company's "Short-term investments," as classified in the accompanying condensed consolidated balance sheets, consisted of auction rate debt securities and are considered available-for-sale securities. During the Second Quarter Fiscal 2005, no other comprehensive income or loss is recorded because the variable interest rate feature and short maturities of the auction rate debt securities cause their carrying values to approximate market. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss) reported in the stockholders' equity section unless the loss is other than temporary, and then it would be recorded as an expense. Realized gains and losses, interest and dividends are classified as investment income in "Other (income) expense, net" in the accompanying condensed consolidated statements of operations. During the Second Quarter Fiscal 2005, the Company recorded a $1.1 million gain on the sale of a short-term investment denominated in European Central Bank Euros. The gain on the short-term investment is included in "Other (income) expense, net" in the accompanying condensed consolidated statements of operations. During the Second Quarter Fiscal 2004, the Company recorded a $0.9 million loss as a result of a sale of its short term investments on December 30, 2003. The loss on the short term investments is included in "Other (income) expense, net" in the accompanying condensed consolidated statements of operations. Investment income of $0.3 million and $0.4 million related to the short-term investments is included in "Other (income) expense, net" for the Second Quarter Fiscal 2005 and the Second Quarter Fiscal 2004, respectively. Investment income of $0.5 million and $0.9 million related to short-term investments was included in "Other (income) expense, net" for Fiscal 2005 YTD and Fiscal 2004 YTD, respectively. Investments held in deferred compensation rabbi trusts directed by participants are classified as trading securities.

IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company continually evaluates whether events and circumstances have occurred that provide indications of impairment. The Company records an impairment loss when indications of impairment are present and when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The Company performs an impairment test by summarizing the undiscounted cash flows expected to result from the use and eventual sale of its long-lived assets. If the sum of the undiscounted cash flows exceeds the carrying values of these assets then the Company concludes these carrying values are recoverable. No impairment charges were recorded during Fiscal 2005 YTD and Fiscal 2004.

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

REVENUE RECOGNITION

The Company recognizes revenue, in accordance with SAB Nos. 101 and 104, when title and risk of loss are transferred to the customer, the sales price is fixed or determinable, persuasive evidence of an arrangement exists, and collectibility is probable. Title and risk of loss generally transfer when the product is delivered to the customer or upon shipment, depending upon negotiated contractual arrangements. Sales are recorded net of anticipated returns which the Company estimates based on historical rates of return, adjusted for current events as appropriate, in accordance with Statement of Financial Accounting Standard No. 48, Revenue Recognition When Right of Return Exists ("SFAS No. 48"). If actual future returns are higher than estimated, then net sales could be adversely affected. Management has assessed the appropriateness of the timing of revenue recognition in accordance with SFAS No. 48. After considering the requirements of SFAS No. 48, the Company concluded it would defer recognition of revenue from one customer until such customer's transactions meet all of the requirements of SFAS No. 48.

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

ADVERTISING AND PROMOTIONAL ALLOWANCES

Advertising and promotional costs, which include advertising allowances and other discounts, have been expensed as incurred. In accordance with EITF Issue No. 01-09, Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), which addresses the statement of operations classification of consideration between a vendor and a retailer, the Company has recorded certain variable selling expenses including advertising allowances, other discounts and other allowances as a reduction of sales.

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

In Fiscal 2002, the Company consummated an exchange offer for certain outstanding stock options and, as a result, is required to apply variable stock-based compensation accounting for the new options issued in the exchange until they are exercised, cancelled or expired. For the repriced options, the Company is only subject to variable stock-based compensation expense when the Company's stock price is greater than $5.97. For the Second Quarter Fiscal 2005 and Fiscal 2005 YTD, the Company recorded $0 in variable stock-based compensation expense in the condensed consolidated statements of operations because its Common Stock price on January 1, 2005 was below the new repriced stock options' exercise price of $5.97. For the Second Quarter Fiscal 2004, the Company recorded $48,000 of variable stock-based compensation expense in the condensed consolidated statements of operations because its Common Stock price on December 27, 2003 was higher than the new repriced stock options' exercise price of $5.97. For Fiscal 2004 YTD, the Company recorded $3.1 million of variable stock-based compensation expense. Because the determination of variable stock-based compensation expense or income associated with the repriced stock options is significantly dependent upon the market price of the Common Stock at the end of the applicable reporting period, it is not possible to determine its future impact, either favorable or unfavorable, on the Company's consolidated financial statements for prospective reporting periods. The Company considers all of its variable stock-based compensation expense or income as a component of general and administrative expenses.

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


                                                              For the quarter ended              For the six months ended
                                                          ----------------------------        -----------------------------
                                                          January 1,      December 27,        January 1,       December 27,
                                                             2005             2003               2005              2003
                                                          ----------      ------------        ----------       ------------
Net loss, as reported                                     $(13,009)         $ (2,911)         $(22,329)         $ (3,526)
Add:  variable stock-based compensation
       expense, net of related tax effects,
       included in the determination of net
       loss as reported                                          -                42                 -             2,711
Deduct:  total stock-based compensation
     expense determined under fair value
        based method for all awards, net of
        related tax effects                                   (171)             (353)             (368)             (694)
                                                          --------          --------          --------          --------
Pro forma net loss                                        $(13,180)         $ (3,222)         $(22,697)         $ (1,509)
                                                          ========          ========          ========          ========

Loss per common share:
     Basic and diluted - as reported                      $  (0.44)         $  (0.10)         $  (0.76)         $  (0.12)
                                                          ========          ========          ========          ========
     Basic and diluted - pro forma                        $  (0.45)         $  (0.11)         $  (0.78)         $  (0.05)
                                                          ========          ========          ========          ========


INCOME TAXES

Management periodically evaluates the realizability of the Company's deferred income tax assets. In the Second Quarter Fiscal 2005 and Fourth Quarter Fiscal 2004, based on all the available evidence, management determined that it was not more likely than not that its deferred income tax assets will be fully realized. Accordingly, the Company recorded a valuation allowance for the entire balance of its deferred income tax assets as of January 1, 2005 and July 3, 2004.

The Company estimates its interim effective tax rate before consideration of a valuation allowance based upon its projected consolidated annual effective income tax rate. This rate is largely a function of the amounts of pre-tax income or loss attributed to both domestic and foreign operations, the application of their respective statutory tax rates and the anticipated utilization of available net operating loss carryforwards to reduce taxable income. A significant portion of the Company's pre-tax loss was generated in Hong Kong, where the statutory tax rate is 8.75%. The Company recorded a provision (benefit) for income taxes of $0.1 million and $(0.4) million for Second Quarter Fiscal 2005 and Second Quarter Fiscal 2004, respectively. The Company recorded a provision (benefit) for income taxes of $0.1 million and $(0.5) million for Fiscal 2005 YTD and Fiscal 2004 YTD, respectively. The Second Quarter Fiscal 2005 and Fiscal 2005 YTD income tax provision relates to income tax liabilities incurred by certain of the Company's foreign subsidiaries. These foreign subsidiaries do not have net operating losses to offset such liabilities.

COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income in accordance with SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130"), includes net (loss) income adjusted for certain revenues, expenses, gains and losses that are excluded from net (loss) income under accounting principles generally accepted in the U.S. Unrealized gains and losses related to the Company's available-for-sale investments are excluded from net (loss) income. During the Second Quarter Fiscal 2005 and Fiscal Year 2005 YTD, the Company's total comprehensive loss totaled ($13.0) million and ($22.3) million, respectively, same as net loss for both periods, because the Company did not have any items of other comprehensive income. During the Second Quarter Fiscal 2004 and Fiscal Year 2004 YTD, the Company's total comprehensive loss totaled ($2.9) million and ($3.5) million, respectively, same as net loss for both periods, because the Company did not have any items of other comprehensive income. During the Second Quarter Fiscal 2004, the Company recorded a realized loss of $0.9 million related to its available-for-sale securities and reclassified an unrealized loss of $0.9 million into expense previously classified within "Accumulated other comprehensive loss" in the condensed consolidated balance sheet as of September 27, 2003. The $0.9 million reclassification included $0.2 million of unrealized loss recorded in the Second Quarter Fiscal 2004. See "Investments" above for a further discussion of available-for-sale securities.

LOSS PER SHARE

Basic and diluted loss per share are calculated in accordance with SFAS No. 128, Earnings per Share ("SFAS No. 128"). All applicable loss per share amounts have been presented in conformity with SFAS No. 128 requirements. During the Second Quarter Fiscal 2005 and the Second Quarter Fiscal 2004, the Company issued 26,666 and 112,316 shares of Common Stock, respectively, upon the exercise of stock options. During Fiscal 2005 YTD and Fiscal 2004 YTD, the Company issued 39,166 and 505,679 shares of Common Stock, respectively, upon the exercise of stock options. In the Second Quarter Fiscal 2005 and Fiscal 2005 YTD, the delivery of 509,054 of the total shares issued in the first quarter of Fiscal 2005 and Fiscal 2004 under the Company's Deferred Delivery Plan were deferred but the weighted average effect of those shares was included in the denominator of both basic and diluted loss per share calculations for each respective period. In the Second Quarter Fiscal 2004 and Fiscal 2004 YTD, the delivery of 331,011 of the shares issued under the Company's Deferred Delivery Plan were deferred but the weighted average effect of those shares was included in the denominator of both basic and diluted loss per share calculations for each respective period. In the Second Quarter Fiscal 2005 and Second Quarter Fiscal 2004, potentially dilutive securities were comprised of stock options to purchase 287,631 and 2,094,973 shares of Common Stock, respectively, that were not included in the calculation of diluted loss per share because their impact was antidilutive. In the Fiscal 2005 YTD and Fiscal 2004 YTD, potentially dilutive securities were comprised of stock options to purchase 297,209 and 1,977,478 shares of Common Stock, respectively, that were not included in the calculation of diluted loss per share because their impact was antidilutive.

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than the first interim or annual period beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) on July 3, 2005.

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

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method per APB No. 25, Accounting for Stock Issued to Employees, and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method may have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based awards granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share in Note 3 - Summary of Significant Accounting Policies in the accompanying condensed consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the Company has not recognized any operating cash flows in prior periods for such excess tax deductions.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends ARB 43, Chapter 4 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, the statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of the statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating whether this statement will have a material effect on the Company's consolidated financial statements.

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

NOTE 5 - INVENTORIES:

Inventories consist of the following:
(in thousands)
                                                         JANUARY 1,     JULY 3,
                                                            2005         2004
                                                         ----------    --------

         Raw materials, components, and work-in-
         process                                            $9,697      $12,378

         Finished goods                                     29,333       40,040
                                                         ---------     --------

         Total inventories                                 $39,030      $52,418
                                                         =========     ========

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

During the Second Quarter Fiscal 2005, the Company recorded inventory related pre-tax charges of approximately $6.7 million to reduce the carrying value of certain finished goods, components, work-in-process, raw material and return camera inventories below their cost basis to their estimated market value at January 1, 2005. This reduction is primarily due to restructuring related charges of $3.6 million attributable to the Company's decision to significantly reduce its reliance on internally designed and manufactured digital cameras and to a lesser extent, price declines. For the Second Quarter Fiscal 2005, the inventory related pre-tax charges had the effect of decreasing inventories by $6.7 million and increasing cost of products sold by $6.7 million. For Fiscal 2005 YTD, the inventory pre-tax charges had the effect of decreasing inventories by $8.8 million and increasing cost of products sold by $8.8 million. See Note 12 - Restructuring and Other Related Charges.

During the Second Quarter Fiscal 2004, the Company recorded a pre-tax inventory provision of $2.6 million primarily attributable to lowering the carrying amount of finished goods related to a certain 3.0 megapixel charged-couple device digital camera to the estimated market value and to the write-off of certain components and raw materials related to the production of this product and certain other digital cameras. For Fiscal 2004 YTD, the inventory provision had the effect of decreasing inventory by $2.6 million and increasing cost of products sold by $2.6 million.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

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

During the Second Quarter Fiscal 2005 and Second Quarter Fiscal 2004, the Company reduced the carrying value of certain molds and tooling used in the production of certain digital cameras because the products are either no longer in production or have a shortened product life due to market conditions and these specific molds and tooling do not have alternative production uses. For the Second Quarter Fiscal 2005 and Fiscal 2005 YTD, the reduction in carrying value of the molds and tooling had the effect of decreasing property, plant and equipment, net by $0.5 million and increasing depreciation expense by $0.5 million, which is included in the cost of products sold. For the Second Quarter Fiscal 2004 and Fiscal 2004 YTD, the reduction in carrying value of the molds and tooling had the effect of decreasing property, plant and equipment, net by $0.5 million and increasing depreciation expense by $0.5 million, which is included in the cost of products sold. See Note 12 - Restructuring and Other Related Charges.

NOTE 7 - SHORT-TERM BORROWINGS AND FINANCING FACILITIES:

The Company's Hong Kong subsidiary has various revolving demand credit facilities providing an aggregate of approximately $38.3 million in borrowing capacity. The revolving credit facilities are comprised of: 1) an approximate $24.0 million Import Facility with an approximate $2.6 million Packing Credit and Export sub-limit Facility, 2) an approximate $1.9 million Foreign Exchange Facility and 3) an approximate $13.6 million Revolving Facility (collectively, the "Hong Kong Financing Facilities"). The approximately $13.6 million Revolving Facility is denominated in European Central Bank Euros, whereas the other facilities are denominated in Hong Kong dollars. Since 1983, the Hong Kong Dollar has been pegged to the United States Dollar. The Company guarantees all of the amounts under the Hong Kong Financing Facilities. Pursuant to an agreement dated June 10, 2004, the Company's Hong Kong subsidiary granted a security interest in substantially all of its assets to HSBC. All of the Hong Kong Financing Facilities are subject to certain covenants, and the Company was in compliance with such covenants as of January 1, 2005 and July 3, 2004, respectively. The Hong Kong Financing Facilities bear interest at variable rates. At January 1, 2005, the Company had $13.6 million and $4.5 million in short-term borrowings outstanding under the Revolving Facility and Import Facility, respectively. At July 3, 2004, the Company had $6.2 million and $3.0 million in short-term borrowings outstanding under the Revolving Facility and Import Facility, respectively. The weighted average borrowing rates on the short-term borrowings as of January 1, 2005 and July 3, 2004, were 3.74% and 3.44%, respectively. On January 31, 2005, the Company's Hong Kong subsidiary terminated and repaid the Revolving Facility. On or around February 24, 2005, the Company and HSBC agreed, among other things, to reduce the Company's borrowing capacity under the Import Facility from approximately $24 million to approximately $14 million, and to subordinate approximately $20 million in inter-company payables from the Company's Hong Kong subsidiary to the Company to any amounts owing or which may in the future become owing to HSBC by the Company's Hong Kong subsidiary. See Note 13 - Subsequent Events.

NOTE 8 - DEFERRED SHARE ARRANGEMENT:

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

Pursuant to an election previously made under the Deferred Delivery Plan, on July 14, 2003, the Chairman exercised an option to purchase 387,000 shares of Common Stock and tendered 55,989 fully paid and owned shares of Common Stock to the Company in payment of the exercise price ("2004 Delivery Plan Transaction"). Upon the 2004 Delivery Plan Transaction, the 55,989 Payment Shares were classified as "Treasury stock" and recorded at a cost of $482,625. The Company issued 387,000 new shares of Common Stock and classified them as "Common stock" at a cost of $482,625 of which 55,989 shares were issued to the Chairman in exchange for the Payment Shares. The remaining 331,011 shares, the delivery of which was deferred by the Chairman, were issued to a rabbi trust. The 331,011 shares held in the rabbi trust have been recorded at a cost of $412,825 and have been classified as "Common stock held in trust." The corresponding liability to the Chairman has been recorded at $412,825 and is classified as "Deferred share arrangement" in the stockholders' equity section of the condensed consolidated balance sheet.

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

LICENSE AND ROYALTY AGREEMENTS

In May 2004, the Company entered into a twenty year, worldwide trademark license agreement with Jenoptik AG for the exclusive use of the JENOPTIK brand name and trademark on non-professional consumer imaging products including, but not limited to, digital, single use and traditional cameras, and other imaging products and related accessories. The license agreement provided for a one-time payment of (euro)1,500,000 or approximately $1.8 million, a royalty of one-half of one percent (0.5%) of net sales of non-professional consumer imaging products bearing the JENOPTIK brand name for the first ten (10) years of the license and a royalty of six-tenths of one percent (0.6%) for the second ten (10) years of the license. There are no minimum guaranteed royalty payments.

In August 2002, the Company entered into two worldwide trademark license agreements with Polaroid Corporation ("Polaroid"). These agreements provide for the exclusive (with the exception of products already released by Polaroid into the distribution chain), worldwide use by the Company of the POLAROID brand trademark in connection with the manufacture, distribution, promotion and sale of single use cameras and traditional film based cameras, including zoom cameras, and certain related accessories. The licenses do not include instant or digital cameras. Each license includes an initial term of three and a half years and may be renewed under the same economic terms at the Company's option for an additional three-year period. Each license agreement provides for the payment by the Company of $3.0 million of minimum royalties, or $6.0 million in total, which amounts have been paid and will be fully credited against percentage royalties. The minimum royalty payments were recorded as prepaid assets. These royalty-related assets are amortized based upon a percentage of estimated sales expected over the remaining life of the licensing agreements.

Effective January 1, 2001, the Company entered into a twenty-year license agreement with Fuji Photo Film Ltd ("Fuji"). Under the license agreement, Fuji granted to the Company a worldwide (excluding Japan until January 1, 2005) non-exclusive license to use certain of Fuji's patents and patent applications related to single-use cameras. In consideration of the license, the Company agreed to pay a license fee and certain royalty payments to Fuji. Accordingly, a significant portion of the balance for patents, trademarks and licenses, net in "Other assets" in the accompanying condensed consolidated balance sheets at January 1, 2005 and July 3, 2004, was an asset associated with the Fuji license. The Company has also recorded as a liability a corresponding amount that was included in licensing related obligations in "Other long-term liabilities" in the accompanying condensed consolidated balance sheets at January 1, 2005 and July 3, 2004, which was equal to the present value of future license fee payments. These assets are amortized based on quantities of units produced.

Additionally, the Company has other license and royalty agreements that require the payment of royalties based on the manufacture and/or sale of certain products. The Company's license and royalty agreements expire at various dates through Fiscal 2021. Total amortization and royalty expense for all licensing and royalty agreements for Second Quarter Fiscal 2005 and Second Quarter Fiscal 2004, was $1.6 million and $1.5 million, respectively. Total amortization and royalty expense for all licensing and royalty agreements for Fiscal 2005 YTD and Fiscal 2004 YTD, was $3.0 million and $3.3 million, respectively.

INTELLECTUAL PROPERTY CLAIMS

From time to time, the Company receives patent infringement claims which it analyzes and, if appropriate, takes action to avoid infringement, settle the claim or negotiate a license. Those claims for which legal proceedings have been initiated against the Company are discussed in Note 10 - Litigation and Settlements. The Company has also received notifications from three entities, one of which was a significant customer of the Company (the "customer"), alleging that certain of the Company's digital products infringe upon those entities' respective patents. The Company is engaged in discussions with these three entities regarding resolution of the potential claims.

Based on our initial assessment of the first two claims, infringement of one or more patents is probable if the patents are valid. Based upon the licensing discussions to date, we preliminarily estimate the potential royalties due to the customer and the other entity for digital camera sales through February 28, 2005 to be between $0 and approximately $4.0 million in the aggregate. The actual royalty amounts, if any, for past and future sales are dependent upon the outcome of the negotiations. The Company has notified certain of its suppliers of the Company's right to be indemnified by the suppliers in the event the Company is required to pay royalties to either the customer or the other entity The Company is unable to reasonably estimate the amount of the potential loss, if any, within the range of estimates relating to these claims. Accordingly, no amounts have been accrued related to these claims as of January 1, 2005. With respect to the third claim, it is too early to assess the probability of a favorable or unfavorable outcome or the loss or range of loss, if any. The Company is assessing potential claims of indemnification against certain of its suppliers with respect to this claim.

PURCHASE COMMITMENTS

At January 1, 2005, the Company had $15.7 million in non-cancelable purchase commitments relating to the procurement of raw materials, components, and finished goods inventory from various suppliers.

NOTE 10 - LITIGATION AND SETTLEMENTS:

In July 2002, a class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be shareholders of the Company. On August 20, 2002, the Company filed a motion to dismiss the complaint and in December 2002, the Company's motion was granted by the court and the complaint was dismissed. In January 2003, an amended class action complaint (the "Amended Complaint") was filed adding certain of the Company's current and former directors as defendants. The lead plaintiffs in the Amended Complaint sought to act as representatives of a class consisting of all persons who purchased the Company's Common Stock (i) issued pursuant to the Company's September 26, 2000 secondary offering (the "Secondary Offering") or (ii) during the period from September 26, 2000 through June 22, 2001, inclusive. On April 18, 2003, the Company filed a motion to dismiss the Amended Complaint and on August 27, 2004, the court (i) dismissed all claims against the defendants related to the Secondary Offering and (ii) dismissed all claims against the defendants related to allegations of misconduct occurring before February 2001 or after April 2001 (the period February 2001 through April 2001 hereinafter referred to as the "Shortened Class Period"). The allegations remaining in the Amended Complaint are centered around claims that the Company failed to disclose, in periodic reports it filed with the Securities and Exchange Commission ("SEC") and in press releases it made to the public during the Shortened Class Period regarding its operations and financial results, that a large portion of its accounts receivable was represented by a delinquent and uncollectible balance due from then customer, KB Gear Interactive, Inc ("KB Gear"), and claims that such failures artificially inflated the price of the Common Stock. The Amended Complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. Pursuant to a scheduling order of the court, trial in this matter is scheduled to commence on November 13, 2006. The Company intends to vigorously defend the lawsuit and will continue to engage in motion practice to dismiss or otherwise limit the claims set forth in the Amended Complaint. Although the Company believes this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained. On September 17, 2002, the Company was advised by the staff of the SEC that it is conducting an informal inquiry related to the matters described above and requested certain information and materials related thereto. On October 15, 2002, the staff of Nasdaq also requested certain information and materials related to the matters described above and as to matters related to the previously reported embezzlement of Company funds by a former employee, uncovered in April 2002. The Company provided the requested information to the SEC and Nasdaq. The Company has not received any further communication from the SEC with respect to the informal inquiry or from Nasdaq with respect to its request since the Company last responded in February 2003.

Between September and November of 2004, a number of related class action complaints were filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be shareholders of the Company. If not dismissed by the court, the Company expects these cases to be consolidated into one case. The plaintiffs in these complaints seek to act as representatives of a class consisting of all persons who purchased the Company's Common Stock during either the period from August 14, 2003 through May 10, 2004, inclusive, or the period from August 14, 2003 through October 4, 2004, inclusive (the "Class Period"), and who were allegedly damaged thereby. The allegations in the complaints are centered around claims that the Company failed to disclose, in periodic reports it filed with the SEC and in press releases it made to the public during the Class Period regarding its operations and financial results, the full extent of the Company's excess, obsolete and otherwise impaired inventory, and claims that such failures artificially inflated the price of the Common Stock. The complaints seek unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The Company intends to vigorously defend the lawsuits. The lawsuits are in the earliest stage and discovery has not yet commenced. Although the Company believes the lawsuits are without merit, the outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained. In a letter dated November 19, 2004, the Company was advised by the staff of the SEC that it is conducting an investigation related to the matters described above. The Company has provided requested information to the SEC and continues to communicate and cooperate with the SEC with respect to the investigation and any further requests for information.

On November 16, 2004, a shareholder derivative suit was initiated against certain of the Company's current and former officers and directors, and the Company as a nominal defendant, in the United States District Court for the District of New Jersey by an individual purporting to be a shareholder of the Company. The complaint alleges that the individual defendants breached their duties of loyalty and good faith by causing the Company to misrepresent its financial results and prospects, resulting in the class action complaints described in the preceding paragraph. The complaint seeks unspecified damages, repayment of salaries and other remuneration from the individual defendants, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. In March 2005, the Court granted a motion by the individual defendants and the Company to transfer the action to the United States District Court for the Southern District of Florida where the related class action suits are currently pending. The lawsuit is in the earliest stage and discovery has not yet commenced. Although the Company believes this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate effect on the Company, which could be material, cannot be ascertained.

Pursuant to the Company's Certificate of Incorporation, as amended, the personal liability of the Company's directors is limited to the fullest extent permitted under the New Jersey Business Corporation Act ("NJBCA"), and the Company is required to indemnify its officers and directors to the fullest extent permitted under the NJBCA. In accordance with the terms of the Certificate of Incorporation and the NJBCA, the Board of Directors approved the payment of expenses for each of the current and former officers and directors named as defendants (the "individual defendants") in the above described class action and derivative action litigations (collectively, the "actions") in advance of the final disposition of such actions. The individual defendants have executed and delivered to the Company written undertakings to repay the Company all amounts so advanced if it shall ultimately be determined that the individual defendants are not entitled to be indemnified by the Company under the NJBCA.

In April 2004, a patent infringement complaint was filed by Compression Labs, Inc. against 28 defendants, including the Company, in the United States District Court for the Eastern District of Texas. The complaint asserts that the defendants have conducted activities which infringe U.S. Patent No. 4,698,672, entitled Coding System for Reducing Redundancy. The complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. In February 2005, pursuant to an order of the Judicial Panel on Multi-District Litigation, this action was transferred to the United States District Court for the Northern District of California. It is too early to assess the probability of a favorable or unfavorable outcome or the loss or range of loss, if any. The Company has notified several third parties of its intent to seek indemnity from such parties with respect to this action.

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

Effective December 1, 2004, J. David Hakman resigned from the Company's Board of Directors. In connection with Mr. Hakman's resignation, the Board approved an extension of the expiration dates of certain options held by Mr. Hakman. The modification of the options' terms did not result in any compensation expense. In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, the modification of the options' terms did not affect any other options granted under the relevant stock option plan and did not result in the application of variable accounting to these options.

NOTE 12 - RESTRUCTURING AND OTHER RELATED CHARGES:

During Second Quarter Fiscal 2005, the Company announced a restructuring plan and cost-reduction initiatives ("Restructuring Initiative") designed to significantly reduce the Company's reliance on internally designed and manufactured digital cameras and increase the design, co-development and purchase of digital cameras from contract manufacturers so as to continue to provide competitive products to the retail market. The Company's reliance on internally designed and manufactured digital cameras is expected to be significantly reduced by the end of the fourth quarter of Fiscal 2005. The Restructuring Initiative is a result of the Company's previously announced strategic review process to determine how the Company may better compete in the digital camera market.

The Restructuring Initiative was substantially implemented by the end of Second Quarter Fiscal 2005 and consisted of the termination of approximately 1,200 employees either as a result of voluntary or involuntary terminations. These employees were primarily employed in manufacturing, engineering, sales, marketing and administration functions in the PRC. During the Second Quarter Fiscal 2005, the Company incurred approximately $0.7 million in expense related to employee severance costs and expects to incur an additional $0.7 million related to employee severance costs relating to the Restructuring Initiative during the remainder of Fiscal 2005. At January 1, 2005, the Company had a restructuring reserve recorded in the amount of $0.2 million representing the unpaid amount of the accrued employee severance costs, and such expenses are included in the financial statement caption "Accrued expenses" in the accompanying condensed consolidated financial statements.

In connection with the Restructuring Initiative, the Company recorded restructuring-related inventory charges in the amount of $3.6 million during the Second Quarter Fiscal 2005 primarily related to raw material, component, and finished goods inventories related to digital cameras the Company will no longer manufacture. Since the Company has ceased the production of most of its digital cameras, the Company reduced the carrying value of certain molds and tooling used in the production of these digital cameras during Second Quarter Fiscal 2005 because the products are either no longer in production or have a shortened product life and these specific molds and tooling do not have alternative production uses. The Company recorded an additional $0.5 million in depreciation expense related to the reduction in useful lives of the molds and tooling. See
Note 5 - Inventories and Note 6 - Property, Plant, and Equipment, Net.

(in thousands)
Restructuring Liability                  Severance
-----------------------                  ---------

Charges                                     $702
Payment                                     (542)
                                         --------
Accrual at 1/1/05                           $160
                                         ========
                                                        Inventory
Restructuring Charges                    Severance      Impairment      Total
---------------------                    ---------      ----------    --------

Cost of products sold                       $701          $3,601       $4,302
General and administrative expense             1               -            1
                                         -------        --------      -------
Total                                       $702          $3,601       $4,303
                                         =======        ========      =======

In connection with the Restructuring Initiative, the Company also incurred other charges related to retention costs of employees that were not terminated. The services of these employees benefit parts of the business other than the manufacture of digital cameras. During Second Quarter Fiscal 2005, the Company incurred approximately $30,000 in expenses related to employee retention costs and expects to incur a total expense of approximately $0.5 million in retention costs through December 31, 2005, provided that such employees are retained through that date.

NOTE 13 - SUBSEQUENT EVENTS:

Termination and Repayment of Revolving Facility. On January 31, 2005, the Company's Hong Kong subsidiary terminated its approximately $13.6 million Revolving Facility (the "Facility") and repaid approximately $13.0 million (decreased from January 1, 2005 quarter-end due to foreign currency rate fluctuations), constituting all obligations owed thereunder. The Facility was guaranteed by the Company. Neither the Company nor the Company's Hong Kong subsidiary incurred any termination fees or penalties in connection with the repayment and termination of the Facility.

Nasdaq Delisting Notification. The Company previously announced that it received a letter from the Nasdaq Listing Qualifications Staff notifying the Company that, because of the Company's delay in timely filing its Quarterly Report on Form 10-Q for its first fiscal quarter ended October 2, 2004 ("First Quarter Form 10-Q"), the Company is not in compliance with the filing requirements for continued listing on Nasdaq as set forth in Nasdaq Marketplace Rule 4310(c)(14). The conversion of the Company's management information systems in August 2004 from its existing Legacy systems to a new world-wide, fully integrated Enterprise Resource Planning ("ERP") System resulted in inefficiencies and delays in providing certain information necessary to timely file the Company's First Quarter Form 10-Q. As a result, the Company's common shares are subject to delisting from the Nasdaq National Market, and the trading symbol for the Company's common stock was changed from "LENS" to "LENSE" at the opening of business on November 26, 2004. The Company appealed Nasdaq's determination and requested an exception to regain compliance with the Nasdaq listing standards. In its appeal, the Company advised Nasdaq that it expected to file its First Quarter Form 10-Q on or before January 31, 2005. The Company subsequently modified its request for an exception to regain compliance with the listing standards and advised Nasdaq that it expected to file its First Quarter Form 10-Q on or before February 14, 2005 and its Quarterly Report on Form 10-Q for the second quarter of Fiscal 2005 ("Second Quarter Form 10-Q") on or before March 31, 2005. Nasdaq notified the Company on February 10, 2005 that it granted the Company's request for an exception and for continued listing on the Nasdaq National Market, subject to (a) the Company disclosing preliminary unaudited financial results for First Quarter Fiscal 2005 on or before February 15, 2005;
(b) the Company filing its First Quarter Form 10-Q on or before February 18, 2005; and (c) the Company filing its Second Quarter Form 10-Q on or before March 31, 2005. The Company has complied with each of these requirements. In addition, Nasdaq specified that the Company must be able to demonstrate compliance with all requirements for continued listing on the Nasdaq National Market. The Company's trading symbol for its common stock will remain "LENSE" pending a determination by Nasdaq that the Company is fully compliant with all Nasdaq listing requirements. Nasdaq reserves the right to reconsider the terms of this exception based on any event, condition, or circumstance that exists or develops that would make continued listing of the Company's securities on the Nasdaq National Market inadvisable or unwarranted. Furthermore, the Nasdaq Listing and Hearing Review Council may, on its own motion, review the decision within 45 calendar days, and may affirm, modify, reverse, dismiss or remand the decision. On February 25, 2005, the Company received another notice from the Nasdaq Listing Qualifications Staff indicating that because the Company had not filed its Second Quarter Form 10-Q which was due February 10, 2005, the Company was not in compliance with Market Place Rule 4310(c)(14). Consistent with prior communication to and from Nasdaq, the Company filed this Second Quarter Form 10-Q on or before March 31, 2005. The Company's securities have remained listed pending the conclusion of the appeal.

Reduction in Borrowing Capacity Under Import Facility. On or around February 24, 2005, the Company and HSBC agreed, among other things, to reduce the Company's borrowing capacity under the Import Facility from approximately $24 million to approximately $14 million, and to subordinate approximately $20 million in inter-company payables from the Company's Hong Kong subsidiary to the Company to any amounts owing or which may in the future become owing to HSBC by the Company's Hong Kong subsidiary.

Additional Cost-Reduction Initiatives. As a result of the Company's continued evaluation of its cost structure and the strategic review process, subsequent to January 1, 2005, the Company made a decision to reduce certain additional costs, including the elimination of certain employee positions. The Company anticipates incurring a charge in the amount of approximately $0.6 million in the third quarter of Fiscal 2005 for employee severance costs in connection with these additional cost-reduction initiatives. The cost reductions resulting from these additional cost-reduction initiatives are expected to be realized principally in Fiscal 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Annual Report on Form 10-K, including the consolidated financial statements, and the related notes thereto, for the fiscal year ended July 3, 2004 ("Fiscal 2004"), of Concord Camera Corp. and subsidiaries (collectively referred to as "Concord," the "Company," "we," "us," or "our"). Except for historical information contained herein, the matters discussed below are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to, economic, governmental, political, competitive and technological factors affecting our operations, markets, products, prices and other factors discussed elsewhere in this report and other reports filed by us with the Securities and Exchange Commission ("SEC"). These factors may cause results to differ materially from the statements made in this report or otherwise made by or on our behalf. See "Forward-Looking Information: Certain Cautionary Statements" below.

                                    OVERVIEW
                                    --------

This overview should be read in conjunction with the overview in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for Fiscal 2004 and our First Quarter Form 10-Q.

We design, develop, manufacture and sell on a worldwide basis popularly priced, easy-to-use image capture products. Our products include digital, 35 mm traditional and single use cameras. We manufacture and assemble products in the Peoples Republic of China ("PRC") for sales to our retail sales and distribution ("RSD") customers and to our design and manufacturing services ("DMS") customers. We also purchase a significant amount of products from third-party manufacturers for sale to our RSD customers. We expect purchases from third-party manufacturers to continue to increase in Fiscal 2005 and ensuing years as a result of our previously announced restructuring plan and to ensure that we deliver the optimal product mix on a timely and cost effective basis to our customers.

During the fourth quarter of Fiscal 2004, the Company acquired Jenimage Europe GmbH, a German corporation ("Jenimage"). Accordingly, the Second Quarter Fiscal 2005 and Fiscal 2005 YTD results include three months and six months, respectively, of Jenimage's operating results. Pro forma results for Fiscal 2004 are not presented as the Fiscal 2004 results of Jenimage were not significant.

As previously reported, Fiscal 2004 losses were primarily attributable to our digital camera products. As a result, in Fiscal 2004, we initiated a strategic review process to determine how we may better compete in the digital camera market. As part of this process, we evaluated and continue to evaluate a number of strategies related to digital cameras. The strategic review process led to the restructuring plan and other cost-reduction initiatives announced and substantially implemented in December 2004. The restructuring plan involves significantly reducing our reliance on internally designed and manufactured digital cameras and increasing the design, co-development and purchase of digital cameras from contract manufacturers. The objective of the restructuring plan and other cost-reduction initiatives is to significantly reduce costs and expenses and to achieve a more competitive business model with a goal to return to profitability. We are continuing to review our strategies, including the implementation of additional cost-reduction initiatives and more stringent sales guidelines to improve gross profit margins on the sale of the Company's products in the Americas, Europe, and elsewhere, as well as the extent of our future participation in the digital camera market.

During First Quarter Fiscal 2005, the Company implemented its new world-wide, fully integrated Enterprise Resource Planning System ("ERP System"), in part to address certain reportable conditions and material weaknesses in the Company's internal controls and to improve the overall effectiveness of the Company's internal controls and disclosure controls. Although the Company believes that effective and efficient operation of the ERP System will reduce the reportable conditions and material weaknesses and improve the overall effectiveness of the Company's internal controls and disclosure controls, the Company experienced significant operational issues in connection with the implementation of the ERP System that caused significant delays in accumulating data, performing analysis and evaluating results necessary to support the timely preparation of the Company's First Quarter Form 10-Q. As a result, the financial statement closing process deteriorated significantly during First Quarter Fiscal 2005, and the delay in filing the First Quarter Form 10-Q negatively impacted the Company's ability to timely file its Second Quarter Form 10-Q. During the Second Quarter Fiscal 2005, the Company believes that it was able to stabilize and prevent further deterioration of its internal controls. Moreover, the Company did not detect or identify any new material weaknesses or reportable conditions. During the Second Quarter Fiscal 2005 and subsequent thereto, the Company believes that it made progress in operating the ERP System. Nevertheless, the Company continues to experience inefficiencies and delays with the ERP system and the financial statement closing process generally, and the reportable conditions and material weaknesses in the Company's internal controls continue to exist. As we become more proficient in operating the ERP System, we believe our internal controls and disclosure controls will improve. See Item 4 - Controls and Procedures.

The loss in Second Quarter Fiscal 2005, was higher than Second Quarter Fiscal 2004 due to the following factors:

         1        Restructuring and other related charges;
         2.       Lower single use and digital camera net sales and gross
                  profit;
         3.       Digital camera and component inventory provisions;
         4.       Lower single use and digital camera production volumes
                  resulting in under absorption of manufacturing labor and overhead and other costs; and
         5.       Higher selling costs.

1. Restructuring and Other Related Charges

During Second Quarter Fiscal 2005, we incurred expenses relating to the restructuring and other related charges totaling approximately $4.3 million, of which approximately $0.6 million in cash was disbursed during the quarter. Although during Second Quarter Fiscal 2005, we incurred approximately $4.3 million in restructuring and other related charges, we expect to incur additional charges of approximately $2.4 million during the third and fourth quarters of Fiscal 2005 and $0.2 million during Fiscal 2006. During the Second Quarter Fiscal 2005, the Company recorded additional depreciation expense related to equipment, tooling, and other fixed assets of $0.5 million and expects to incur additional depreciation expense of approximately $1.0 million during the third and fourth quarters of Fiscal 2005. See Note 12 - Restructuring and Other Related Charges in the Notes to Condensed Consolidated Financial Statements. The cost reductions resulting from the previously announced restructuring plan and other cost-reduction initiatives are expected to be realized in the second half of Fiscal 2005 and in Fiscal 2006. The Company expects to make payments relating to the restructuring and other related charges of $0.8 million during the third and fourth quarters of Fiscal 2005 and expects to make payments of $0.4 million during Fiscal 2006. The Company plans to fund these disbursements from its cash and cash equivalents.

2. Lower Single Use and Digital Camera Net Sales and Gross Profit.

During Second Quarter Fiscal 2005, we experienced a reduction in single use camera sales resulting primarily from (a) reduced sales to a significant RSD customer due to overstocked inventory levels, and (b) reduced sales to Kodak as a result of winding down of purchases under our two DMS contracts with Kodak. Reduced single use camera sales volume resulted in lower gross profit. Additionally, we continued to experience significant competition in the digital camera market in the United States and Europe, and we experienced a reduction in sales of digital cameras to a significant RSD customer. See Note 2 - Significant Customers in the Notes to Condensed Consolidated Financial Statements. While the aggregate volume of digital camera sales increased over last year's comparable period due to the inclusion of Jenimage, average digital camera selling prices declined because of competitive pricing and weak sell through with certain retail customers. As needed, we reduced the selling prices of certain of our digital camera products to meet this significant competition. These reduced selling prices led to lower gross profit on digital cameras.

3. Digital Camera and Component Inventory Provisions

Significant competition resulted in substantial price declines in digital cameras. These price declines resulted in lower gross profit and a $3.1 million inventory charge to lower the carrying values of certain digital camera components, finished goods and return camera inventory below their cost basis to their estimated market values. Sales of certain digital cameras whose carrying values have been lowered in the prior and current periods to estimated market values resulted in significantly lower gross profit, or a higher gross deficit. Further, we continue to anticipate that for the remainder of Fiscal 2005 sales of certain digital cameras whose carrying values were reduced previously and in this quarter will result in significantly lower gross profit, or a higher gross deficit, in both dollars and as a percentage of net sales as there will be lower selling prices on the sales of these products.

4. Lower Single Use and Digital Camera Production Volumes Resulting in Under Absorption of Manufacturing Labor and Overhead and Other Costs.

Decreased demand for single use and digital cameras and, therefore, lower production volumes in our manufacturing facilities created significant under absorption of manufacturing labor and overhead and other costs. These factors led to significantly lower gross profit, or a higher gross deficit, both in dollars and as a percentage of sales.

5. Higher Selling Costs

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

REVENUE RECOGNITION

The Company recognizes revenue, in accordance with SAB Nos. 101 and 104, when title and risk of loss are transferred to the customer, the sales price is fixed or determinable, persuasive evidence of an arrangement exists and collectibility is probable. Title and risk of loss generally transfer when the product is delivered to the customer or upon shipment, depending upon negotiated contractual arrangements. Sales are recorded net of anticipated returns which the Company estimates based on historical rates of return, adjusted for current events as appropriate, in accordance with Statement of Financial Accounting Standard No. 48, Revenue Recognition When Right of Return Exists ("SFAS No. 48"). If actual future returns are higher than estimated, then net sales could be adversely affected. Management has assessed the appropriateness of the timing of revenue recognition in accordance with SFAS No. 48. After considering the requirements of SFAS No. 48, the Company concluded it would defer recognition of revenue from one customer until such customer's transactions meet all of the requirements of SFAS No. 48.

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

ADVERTISING AND PROMOTIONAL ALLOWANCES

Advertising and promotional costs, which include advertising allowances and other discounts, have been expensed as incurred. In accordance with EITF Issue No. 01-09, Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), which addresses the statement of operations classification of consideration between a vendor and a retailer, the Company has recorded certain variable selling expenses including advertising allowances, other discounts and other allowances as a reduction of net sales.

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

DEFERRED INCOME TAXES

The deferred income tax asset valuation allowance is based on our assessment of the realizability of our deferred income tax assets on an ongoing basis and may be adjusted from time to time as necessary. In determining the valuation allowance, we have considered future taxable income and the feasibility of tax planning initiatives and strategies. Should we determine that it is more likely than not that we will realize certain of our deferred income tax assets in the future, an adjustment would be required to reduce the existing valuation allowance and increase income. Conversely, if we determine that we would not be able to realize a recorded deferred income tax asset, an adjustment to increase our valuation allowance would be charged to the results of operations in the period such conclusion was made. Such charge could have an adverse effect on our provision for income taxes included in our results of operations. Currently, the Company has recorded a valuation allowance for the entire balance of its deferred income tax assets as of January 1, 2005.

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

ACCOUNTING FOR LITIGATION AND SETTLEMENTS

We are involved in various legal proceedings. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties and the possibility of governmental intervention. Management assesses the probability of loss for such contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. While certain of these matters involve substantial amounts, management believes based on information known to management to date that the ultimate resolution of such legal proceedings will not have a material adverse effect on its financial position or results of operations of the Company taken as a whole.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For a discussion of recently issued accounting pronouncements, see Note 4 - Recently Issued Accounting Pronouncements in the Notes to Condensed Consolidated Financial Statements.


RESULTS OF OPERATIONS

QUARTER ENDED JANUARY 1, 2005 COMPARED TO THE QUARTER ENDED DECEMBER 27, 2003

NET SALES

Net sales for the Second Quarter Fiscal 2005 were $54.3 million, a decrease of $10.8 million, or 16.5 %, as compared to net sales for the quarter ended December 27, 2003 ("Second Quarter Fiscal 2004"). The decrease in net sales was mostly due to a reduction in single use cameras sold to RSD and DMS customers, a reduction in digital camera sales to a significant RSD customer, and lower average selling prices for digital cameras resulting from significant pricing competition. This reduction in net sales was partially offset by net sales related to Jenimage.

DMS net sales were $4.8 million for the Second Quarter Fiscal 2005, a decrease of $4.8 million, or 50.1 %, as compared to the Second Quarter Fiscal 2004, and accounted for 8.9 % of total net sales. The decrease in DMS net sales was primarily attributable to lower sales to Kodak, for whom the Company manufactured products under two DMS agreements. Sales to Kodak in the Second Quarter Fiscal 2005 accounted for 8.6% of total net sales, while in Second Quarter Fiscal 2004, sales to Kodak accounted for 11.5% of total net sales. As previously reported, Kodak ceased purchases under the two DMS contracts during the Second Quarter Fiscal 2005. We expect that the cessation of sales to Kodak will have a material adverse effect on our results of operations in the third and fourth quarters of Fiscal 2005 unless we are able to substantially increase sales to other customers. See Note 2 - Significant Customers in the Notes to Condensed Consolidated Financial Statements.

RSD net sales were $49.5 million for Second Quarter Fiscal 2005, a decrease of $5.9 million, or 10.7 %, as compared to the Second Quarter Fiscal 2004, and accounted for 91.1 % of total net sales.

RSD net sales from our operations in the Americas for the Second Quarter Fiscal 2005 were $19.9 million, a decrease of $17.6 million, or 46.9%, as compared to the Second Quarter Fiscal 2004. The decrease in RSD net sales was due primarily to reduced sales to two significant customers. This decrease in sales had a material adverse impact on Second Quarter Fiscal 2005 results of operations. The reduction in sales to one RSD customer was due to such customer's overstocked inventory levels of single use cameras. We expect sales of single use cameras to this customer to increase as its inventory levels decrease. The reduction in sales to the other RSD customer was attributable to a reduction in sales of digital cameras. See Note 2 - Significant Customers in the Notes to Condensed Consolidated Financial Statements. Lower digital camera average selling prices also contributed to the sales decline.

RSD net sales from our operations in Europe for the Second Quarter Fiscal 2005 were $26.1 million, an increase of $9.2 million, or 54.4%, as compared to the Second Quarter Fiscal 2004. This increase was attributable to the inclusion of Jenimage.

Net sales from our operations in Asia for the Second Quarter Fiscal 2005 were $8.3 million, a decrease of $2.4 million, or 22.4%, as compared to the Second Quarter Fiscal 2004. The decrease was attributable primarily to a reduction in sales volume to Kodak partially offset by sales from our new subsidiary in Japan.

GROSS (DEFICIT) PROFIT

Gross (deficit) for the Second Quarter Fiscal 2005 was $(3.4) million, or (6.3)% of net sales, versus gross profit of $6.5 million, or 9.9% of net sales, in the Second Quarter Fiscal 2004. During Second Quarter Fiscal 2005, gross profit (deficit), in dollars and as a percentage of net sales, was negatively affected by the following factors: (i) restructuring charges of $4.3 million consisting of $3.6 million reduction in the carrying value of certain finished good, components, work-in process, raw material, and return cameras inventory below their cost basis to their estimated market value and $0.7 million related to employee severance costs attributable to the Company's decision to significantly reduce its reliance on internally designed and manufactured digital cameras,
(ii) a $3.1 million charge to reduce the carrying value of certain finished good, components, work-in process, raw material, and return camera inventory below their cost basis to their estimated market value resulting from price declines, (iii) reduced sales volume of single use cameras and lower average selling prices for digital cameras, (iv) lower production volumes in our manufacturing facilities created under absorption of manufacturing labor and overhead and other costs, and (v) increased depreciation of $0.5 million for molds and tooling related to certain digital cameras.

Product engineering, design and development costs for the Second Quarter Fiscal 2005 and the Second Quarter Fiscal 2004, in dollars and as a percentage of net sales, were $3.1 million (5.8 %) and $2.5 million (3.8%), respectively. We expect engineering, design and product development expenses to decrease during the remainder of Fiscal 2005 as we increase our purchases of digital cameras from third-party manufacturers in connection with our restructuring plan. For further discussion, see "Inventories" in the Critical Accounting Policies above, and Note 12 - Restructuring and Other Related Charges in the Notes to Condensed Consolidated Financial Statements.

OPERATING EXPENSES

Selling expenses for the Second Quarter Fiscal 2005 were $4.9 million, or 9.0% of net sales, compared to $3.7 million, or 5.7% of net sales, for the Second Quarter Fiscal 2004. The increase was primarily due to the cost of additional sales and marketing personnel, royalty expense related to the Polaroid brand licenses, and increases in freight-related shipping costs. Selling expenses in the Second Quarter Fiscal 2005 included costs incurred by Jenimage.

General and administrative ("G&A") expenses for the Second Quarter Fiscal 2005 were $5.7 million, or 10.5% of net sales compared to $5.5 million, or 8.5% of net sales, for the Second Quarter Fiscal 2004. The increase in G&A expenses was primarily due to increases in professional fees associated with audit and review services partially offset by a decrease in legal costs. G&A expenses in the Second Quarter Fiscal 2005 include costs incurred by Jenimage. We expect costs associated with Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") compliance measures will increase during the third and fourth quarters of Fiscal 2005.

Variable stock-based compensation expense for the Second Quarter Fiscal 2005 was $0 because the common stock price was lower than the repriced options' exercise price of $5.97 at the beginning and end of the fiscal period. Variable stock-based compensation expense for the Second Quarter Fiscal 2004 was $48,000 because the Company's stock price on December 27, 2003 was above the repriced options' exercise price of $5.97. See Note 3 - Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

INTEREST EXPENSE

Interest expense was $0.3 million and $0.2 million for the Second Quarter Fiscal 2005 and the Second Quarter Fiscal 2004, respectively.

OTHER (INCOME) EXPENSE, NET

Other (income) expense, net was $(1.4) million and $0.3 million for the Second Quarter Fiscal 2005 and the Second Quarter Fiscal 2004, respectively. The increase is primarily attributable to foreign exchange gains. See Note 3 - Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

INCOME TAXES

Management periodically evaluates the realizability of the Company's deferred income tax assets. In the Second Quarter Fiscal 2005 and Fourth Quarter of Fiscal 2004, based on all the available evidence, management determined that it was not more likely than not that its deferred income tax assets will be fully realized. Accordingly, the Company recorded a valuation allowance for the entire balance of its deferred income tax assets as of January 1, 2005 and July 3, 2004.

The Company estimates its interim effective tax rate before consideration of a valuation allowance based upon its projected consolidated annual effective income tax rate. This rate is largely a function of the amounts of pre-tax income or loss attributed to both domestic and foreign operations, the application of their respective statutory tax rates and the anticipated utilization of available net operating loss carryforwards to reduce taxable income. A significant portion of the Company's pre-tax loss was generated in Hong Kong, where the statutory tax rate is 8.75%. The Company recorded a provision (benefit) for income taxes of $0.1 million and $(0.4) million for Second Quarter Fiscal 2005 and Second Quarter Fiscal 2004, respectively. The Second Quarter Fiscal 2005 income tax provision relates to income tax liabilities incurred by certain of the Company's foreign subsidiaries. These foreign subsidiaries do not have net operating losses to offset such liabilities.

NET LOSS

As a result of the matters described above, we incurred a net loss of $(13.0) million, or $(0.44) per diluted common share, for the Second Quarter Fiscal 2005 as compared to a net loss of $(2.9) million, or $(.10) per diluted common share, for the Second Quarter Fiscal 2004.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 1, 2005 COMPARED TO THE SIX MONTHS ENDED DECEMBER 27, 2003

NET SALES

Net sales for the six months ended January 1, 2005 ("Fiscal 2005 YTD") were $97.3 million, a decrease of $25.1 million, or 20.5 %, as compared to net sales for the six months ended December 27, 2003 ("Fiscal 2004 YTD"). The decrease in net sales was mostly due to a reduction in single use cameras sold to RSD and DMS customers, a reduction in digital camera sales to a significant customer and lower average selling prices for digital cameras resulting from significant pricing competition. This reduction in net sales was partially offset by net sales related to Jenimage.

DMS net sales were $13.1 million for Fiscal 2005 YTD, a decrease of $11.6 million, or 47.1 %, as compared to Fiscal 2004 YTD, and accounted for 13.4 % of total net sales. The decrease in DMS net sales was primarily attributable to lower sales to Kodak, for whom the Company manufactured products under two DMS agreements. Sales to Kodak in Fiscal 2005 YTD accounted for 12.8% of total net sales, while in Fiscal 2004 YTD, sales to Kodak accounted for 15.7% of total net sales. As previously reported, Kodak has ceased purchases under the two DMS contracts during the second quarter of Fiscal 2005. We expect that the cessation of sales to Kodak will have a material adverse effect on our results of operations in the third and fourth quarters of Fiscal 2005 unless we are able to substantially increase sales to other customers. See Note 2 - Significant Customers in the Notes to Condensed Consolidated Financial Statements.

RSD net sales were $84.2 million for Fiscal 2005 YTD, a decrease of $13.5 million, or 13.8 %, as compared to the same period last year, and accounted for
86.6 % of total net sales.

RSD net sales from our operations in the Americas for Fiscal 2005 YTD were $36.5 million, a decrease of $32.9 million, or 47.4%, as compared to Fiscal 2004 YTD. The decrease in RSD net sales was due primarily to reduced sales to two significant customers. This decrease in sales had a material adverse impact on Fiscal 2005 YTD results of operations. The reduction in sales to one RSD customer was due to such customer's overstocked inventory levels of single use cameras. We expect sales of single use cameras to this customer to increase as its inventory levels decrease. The reduction in sales to the other RSD customer was attributable to a reduction in sales of digital cameras. See Note 2 - Significant Customers in the Notes to Condensed Consolidated Financial Statements. Lower digital camera average selling prices also contributed to the sales decline.

RSD net sales from our operations in Europe for Fiscal 2005 YTD were $43.6 million, an increase of $17.1 million, or 64.5%, as compared to the same period last year. This increase was attributable to the inclusion of Jenimage.

Net sales from our operations in Asia for Fiscal 2005 YTD were $17.2 million, a decrease of $9.3 million, or 35.1%, as compared to Fiscal 2004 YTD. The decrease was attributable primarily to a reduction in sales volume to Kodak partially offset by sales from our new subsidiary in Japan.

GROSS (DEFICIT) PROFIT

Gross (deficit) for Fiscal 2005 YTD was $(2.9) million, or (3.0)% of net sales, versus gross profit of $17.2 million, or 14.0% of net sales, in Fiscal 2004 YTD. During Fiscal 2005 YTD, gross profit (deficit), in dollars and as a percentage of net sales, was negatively affected by the following factors: (i) restructuring charges of $4.3 million consisting of $3.6 million reduction in the carrying value of certain finished goods, components, work-in process, raw material, and return camera inventory below their cost basis to their estimated market value and $0.7 million related to employee severance costs attributable to the Company's decision to significantly reduce its reliance on internally designed and manufactured digital cameras, (ii) a $5.2 million charge to reduce the carrying value of certain finished good, components, work-in process, raw material, and return camera inventory below their cost basis to their estimated market value resulting from price declines, (iii) reduced sales volume of single use cameras and lower average selling prices for digital cameras, (iv) lower production volumes in our manufacturing facilities created under absorption of manufacturing labor and overhead and other costs, and (v) increased depreciation of $0.5 million for molds and tooling related to certain digital cameras.

Product engineering, design and development costs for Fiscal 2005 YTD and Fiscal 2004 YTD, in dollars and as a percentage of net sales, were $5.7 million (5.8%) and $5.0 million (4.1%), respectively. We expect engineering, design and product development expenses to decrease during the remainder of Fiscal 2005 as we increase our purchases of digital cameras from third-party manufacturers in connection with our restructuring plan. For further discussion, see "Inventories" in the Critical Accounting Policies above, and Note 12 - Restructuring and Other Related Charges in the Notes to Condensed Consolidated Financial Statements.

OPERATING EXPENSES

Selling expenses for Fiscal 2005 YTD were $8.9 million, or 9.2% of net sales, compared to $6.1 million, or 5.0% of net sales, for Fiscal 2004 YTD. The increase was primarily due to the cost of additional sales and marketing personnel, royalty expense related to the Polaroid brand licenses and increases in freight-related shipping costs. Selling expenses in Fiscal 2005 YTD included costs incurred by Jenimage.

General and administrative ("G&A") expenses for Fiscal 2005 YTD were $12.1 million, or 12.4% of net sales, compared to $11.5 million, or 9.4% of net sales, for Fiscal 2004 YTD. The increase in G&A expenses was primarily due to recording expenses of $0.6 million related to previously capitalized costs incurred in connection with potential acquisitions, partially offset by decreases in professional fees associated with designing and installing our Enterprise Resource Planning System and costs associated with implementing measures necessary to comply with Sarbanes-Oxley. G&A expenses in Fiscal 2005 YTD include costs incurred by Jenimage. We expect costs associated with Sarbanes-Oxley compliance measures will increase during the third and fourth quarters of Fiscal 2005.

Variable stock-based compensation expense for Fiscal 2005 YTD was $0 because the common stock price was lower than the repriced options' exercise price of $5.97 at the beginning and end of the fiscal period. Variable stock-based compensation expense for Fiscal 2004 YTD was $3.1 million because the Company's stock price on December 27, 2003 was above the repriced options' exercise price of $5.97. See Note 3 - Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

INTEREST EXPENSE

Interest expense was $0.5 million and $0.4 million for Fiscal 2005 YTD and Fiscal 2004 YTD, respectively.

OTHER (INCOME) EXPENSE, NET

Other (income) expense, net was $(2.3) million and $0.2 million for Fiscal 2005 YTD and Fiscal 2004 YTD, respectively. The increase is primarily attributable to foreign exchange gains. See Note 3 - Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

INCOME TAXES

Management periodically evaluates the realizability of the Company's deferred income tax assets. In the Second Quarter Fiscal 2005 and Fourth Quarter of Fiscal 2004, based on all the available evidence, management determined that it was not more likely than not that its deferred income tax assets will be fully realized. Accordingly, the Company recorded a valuation allowance for the entire balance of its deferred income tax assets as of January 1, 2005 and July 3, 2004.

The Company estimates its interim effective tax rate before consideration of a valuation allowance based upon its projected consolidated annual effective income tax rate. This rate is largely a function of the amounts of pre-tax income or loss attributed to both domestic and foreign operations, the application of their respective statutory tax rates and the anticipated utilization of available net operating loss carryforwards to reduce taxable income. A significant portion of the Company's pre-tax loss was generated in Hong Kong, where the statutory tax rate is 8.75%. The Company recorded a provision (benefit) for income taxes of $0.1 million and $(0.5) million in Fiscal 2005 YTD and Fiscal 2004 YTD, respectively. Second Quarter Fiscal 2005 income tax provision relates to income tax liabilities incurred by certain of the Company's foreign subsidiaries. These foreign subsidiaries do not have net operating losses to offset such liabilities.

NET LOSS

As a result of the matters described above, we incurred a net loss of $(22.3) million, or $(0.76) per diluted common share, for Fiscal 2005 YTD as compared to a net loss of $(3.5) million, or $(0.12) per diluted common share, for Fiscal 2004 YTD.

RESTRUCTURING AND OTHER RELATED CHARGES:

During Second Quarter Fiscal 2005, the Company announced a restructuring plan and cost-reduction initiatives ("Restructuring Initiative") designed to significantly reduce the Company's reliance on internally designed and manufactured digital cameras and increase the design, co-development, and purchase of digital cameras from contract manufacturers so as to continue to provide competitive products to the retail market. The Company's reliance on internally designed and manufactured digital cameras is expected to be significantly reduced by the end of the fourth quarter of Fiscal 2005. The Restructuring Initiative is a result of the Company's previously announced strategic review process to determine how the Company may better compete in the digital camera market.

The Restructuring Initiative was substantially implemented by the end of Second Quarter Fiscal 2005 and consisted of the termination of approximately 1,200 employees either through involuntary or voluntary terminations. These employees were primarily employed in manufacturing, engineering, sales, marketing and administration functions in the PRC. During the Second Quarter Fiscal 2005, the Company incurred approximately $0.7 million in expense related to employee severance costs relating to the Restructuring Initiative and expects to incur an additional $0.7 million related to employee severance cost for the remainder of Fiscal 2005. At January 1, 2005, the Company had a restructuring reserve recorded in the amount of $0.2 million representing the unpaid amount of the accrued severance costs, and such expenses are included in the financial statement caption "Accrued expenses" in the accompanying condensed consolidated financial statements.

In connection with the Restructuring Initiative, the Company recorded restructuring-related inventory charges in the amount of $3.6 million during Second Quarter Fiscal 2005 primarily related to raw material, component, and finished goods inventories related to digital cameras the Company will no longer manufacture. Since the Company has ceased the production of most of its digital cameras, the Company reduced the carrying value of certain molds and tooling used in the production of these digital cameras during Second Quarter Fiscal 2005 because the products are either no longer in production or have a shortened product life and these specific molds and tooling do not have alternative production uses. The Company recorded an additional $0.5 million in depreciation expense related to the reduction in useful lives of the molds and tooling. See
Note 5 - Inventories and Note 6 - Property, Plant, and Equipment, Net in the notes to Condensed Consolidated Financial Statements.

(in thousands)
Restructuring Liability                     Severance
-----------------------                     ----------
Charges                                        $702
Payment                                        (542)
                                               ----
Accrual at 1/1/05                              $160
                                               ====
                                                         Inventory
Restructuring Charges                       Severance    Impairment    Total
---------------------                       ---------    ----------   -------
Cost of products sold                          $701        $3,601     $4,302
General and administrative expense                1             -          1
                                               ----        ------     ------
Total                                          $702        $3,601     $4,303
                                               ====        ======     ======

In connection with the Restructuring Initiative, the Company also incurred other charges related to retention cost of employees that were not terminated. The services of these employees benefit parts of the business other than the manufacture of digital cameras. During Second Quarter Fiscal 2005, the Company incurred approximately $30,000 in expenses related to employee retention costs and expects to incur a total expense of approximately $0.5 million in retention costs through December 31, 2005, provided that such employees are retained through that date.

Additional Cost-Reduction Initiatives. As a result of the Company's continued evaluation of its cost structure and the strategic review process, subsequent to January 1, 2005, the Company made a decision to reduce certain additional costs, including the elimination of certain employee positions. The Company anticipates incurring a charge in the amount of approximately $0.6 million in the third quarter of Fiscal 2005 for employee severance costs in connection with these additional cost-reduction initiatives. The cost reductions resulting from these additional cost-reduction initiatives are expected to be realized principally in Fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

We are not aware of factors that are reasonably likely to adversely affect liquidity trends, other than those factors summarized under the caption "Risk Factors" in this report and in our most recent Annual Report filed with the SEC on Form 10-K for Fiscal 2004. We do not have, nor do we engage in, transactions with any special purpose entities. We are not engaged in hedging activities and had no forward exchange contracts outstanding at January 1, 2005. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with accounting principles generally accepted in the United States, and are more fully discussed below.

We believe that our cash and cash equivalents, short-term investments, anticipated cash flow from working capital, and amounts available under our credit facilities provide sufficient liquidity and capital resources for our anticipated short-term working capital and capital expenditure requirements as well as our anticipated long-term working capital and capital expenditure requirements for at least the next twelve months.

Working Capital - At January 1, 2005, we had working capital of $79.7 million compared to $100.6 million at July 3, 2004, a decrease of $21.2 million.

Cash Used In Operating Activities - Cash used in operating activities during Fiscal 2005 YTD was $4.9 million, which compared favorably to cash used in operating activities of $31.9 million during Fiscal 2004 YTD. The changes in cash provided by operating activities for the respective fiscal periods were primarily attributable to net loss offset primarily by depreciation and other non-cash items and changes in accounts payable and accounts receivable.

Cash (Used in) Provided By Investing Activities - Capital expenditures for Fiscal 2005 YTD and Fiscal 2004 YTD were $(1.7) million and $(2.1) million, respectively, and related primarily to expenditures on plant and equipment for our manufacturing facilities in the PRC. Purchases of short-term investments were $(23.5) million offset partially by proceeds from sales of available-for-sale investments of $13.4 million in Fiscal 2005 YTD. Proceeds from the sale of available-for-sale investments were $5.0 million and proceeds from net sales of short-term investments were $23.3 million in Fiscal 2004 YTD.

Cash Provided by Financing Activities - Cash provided by financing activities during Fiscal 2005 YTD and Fiscal 2004 YTD was approximately $9.0 million and $1.1 million, respectively. The increase in Fiscal 2005 YTD related to proceeds received from borrowing under short-term credit facilities of approximately $8.9 million partially offset by a $.1 million reduction in proceeds received from the issuance of common stock.

Operating Leases- We enter into operating leases in the ordinary course of business (e.g., warehouse facilities, office space and equipment) where the economic profile is favorable. The effects of outstanding leases are not material to us in terms of either annual cash flow or total future minimum payments.

Purchase Commitments - As part of the ordinary course of our business, we enter into and have purchase commitments for materials, supplies, services, and property, plant and equipment. At January 1, 2005, the Company had $15.7 million in non-cancelable purchase commitments relating to the purchase of raw materials, components and finished goods inventory from various suppliers. Such commitments are not at prices in excess of current market values.

Other Contractual Obligations - We do not have any material financial guarantees or other contractual commitments that are reasonably likely to have an adverse affect on liquidity. See Hong Kong Financing Facilities below for additional information about our financial guarantees. See also Note 9-Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

Hong Kong Financing Facilities - The Company's Hong Kong subsidiary has various revolving demand credit facilities providing an aggregate of approximately $38.3 million in borrowing capacity. The revolving credit facilities are comprised of:
1) an approximate $24.0 million Import Facility with an approximate $2.6 million Packing Credit and Export sub-limit Facility, and 2) an approximate $1.9 million Foreign Exchange Facility and 3) an approximate $13.6 million Revolving Facility (the "Revolving Facility") (collectively, the "Hong Kong Financing Facilities"). The approximate $13.6 million Revolving Facility is denominated in European Central Bank Euros, whereas the other facilities are denominated in Hong Kong dollars. Since 1983 the Hong Kong Dollar has been pegged to the United States Dollar. The Company guarantees all of the amounts under the Hong Kong Financing Facilities. Pursuant to an agreement dated June 10, 2004, the Company's Hong Kong subsidiary granted a security interest in substantially all of its assets to HSBC. All of the Hong Kong Financing Facilities are subject to certain covenants, and the Company was in compliance with all such covenants as of January 1, 2005 and July 3, 2004. The Hong Kong Financing Facilities bear interest at variable rates. At January 1, 2005, the Company had $13.6 million and $4.5 million in short-term borrowings outstanding under the Revolving Facility and Import Facility, respectively. At July 3, 2004, the Company had $6.2 million and $3.0 million in short-term borrowings outstanding under the Revolving Facility and Import Facility, respectively. The weighted average borrowing rates on the short-term borrowings as of January 1, 2005 and July 3, 2004, were 3.74 % and 3.44%, respectively. Effective January 31, 2005, the Company's Hong Kong Subsidiary terminated the Revolving Facility and repaid approximately $13 million (decreased from January 1, 2005 quarter-end due to foreign currency rate fluctuations) constituting all obligations owed thereunder. Neither the Company nor the Company's Hong Kong subsidiary incurred any termination fees or penalties in connection with the repayment and termination of the Revolving Facility. On or around February 24, 2005, the Company and HSBC agreed, among other things, to reduce the Company's borrowing capacity under the Import Facility from approximately $24 million to approximately $14 million, and to subordinate approximately $20 million in inter-company payables from the Company's Hong Kong subsidiary to the Company to any amounts owing or which may in the future become owing to HSBC by the Company's Hong Kong subsidiary.

License Agreements - See Note 9-Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

Intellectual Property Claims - See Note 9 -- Commitments and Contingencies and
Note 10 -- Litigation and Settlements in the Notes to Condensed Consolidated Financial Statements.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as: "estimates," "projects," "anticipates," "expects," "intends," "believes," "plans," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors. For a discussion of some of the factors that could cause actual results to differ, see the discussion under "Risk Factors" below and in our most recent Annual Report on Form 10-K for Fiscal 2004 filed with the SEC and subsequently filed reports. We wish to caution the reader that these forward-looking statements, including statements regarding expected cost savings, our ability to meet customer demands and fulfill customer service obligations, anticipated or expected results, the implementation of our restructuring plan and additional cost-reduction initiatives, anticipated financial benefits of significantly reducing our reliance on internally designed and manufactured digital cameras and increasing the design, co-development, and purchase of digital cameras from contract manufacturers, the development of our business, anticipated revenues or capital expenditures, projected profits or losses and other statements contained in this report regarding matters that are not historical facts, are only estimates or predictions. No assurance can be given that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. In particular, our expected results could be adversely affected by production difficulties or economic conditions negatively affecting the market for our products or by our inability to successfully develop and maintain relationships with contract manufacturers. Obtaining the results expected from the introduction of new products may require timely completion of development, successful ramp-up of full-scale production on a timely basis and customer and consumer acceptance of those products. In addition, current or future DMS relationships or agreements may require an ability to meet high quality and performance standards, to successfully implement production at greatly increased volumes and to sustain production at greatly increased volumes, as to all of which there can be no assurance. There also can be no assurance that products under development will be successfully developed or that once developed such products will be commercially successful. Any forward-looking statements contained in this report represent our estimates only as of the date of this report, or as of such earlier dates as are indicated herein, and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.


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

Due to our delay in filing our quarterly report on Form 10-Q for First Quarter Fiscal 2005 ("First Quarter Form 10-Q"), the Company was notified by Nasdaq that the Company's securities are subject to delisting from The Nasdaq Stock Market. We have since notified Nasdaq that this Form 10-Q for Second Quarter Fiscal 2005 ("Second Quarter Form 10-Q") would not be timely filed either. Nasdaq notified the Company on February 10, 2005 that it granted the Company's request for an exception and for continued listing on the Nasdaq National Market, subject to
(a) the Company disclosing preliminary unaudited financial results for First Quarter Fiscal 2005 on or before February 15, 2005; (b) the Company filing its First Quarter Form 10-Q on or before February 18, 2005; and (c) the Company filing its Second Quarter Form 10-Q on or before March 31, 2005. The Company has complied with each of these requirements. In addition, Nasdaq specified that the Company must be able to demonstrate compliance with all requirements for continued listing on the Nasdaq National Market. Nasdaq reserved the right to reconsider the terms of this exception based on any event, condition, or circumstance that exists or develops that would make continued listing of the Company's securities on the Nasdaq National Market inadvisable or unwarranted. Furthermore, the Nasdaq Listing and Hearing Review Council (the "Review Council") may, on its own motion, review the decision within 45 calendar days, and may affirm, modify, reverse, dismiss or remand the decision. We cannot assure you that we will be able to satisfy the conditions specified by Nasdaq for continued listing, that the Review Council will not delist our common stock or that Nasdaq will not initiate delisting proceedings in the future if we are unable to file future periodic reports on time or comply with other listing requirements. See Note 13 - Subsequent Events in the Notes to Condensed Consolidated Financial Statements. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock which may result in a material reduction in the price of our common stock. In addition, any such delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the loss of confidence in our financial stability by suppliers, customers and employees. If our securities are delisted by Nasdaq, we may face a lengthy process to relist our securities if we are able to relist them at all.

WE MAY NOT BE SUCCESSFUL IN IMPLEMENTING OUR RESTRUCTURING PLAN AND ADDITIONAL COST-REDUCTION INITIATIVES.

In December 2004, we committed to implementing a restructuring plan and other cost-reduction initiatives that, among other things, involve significantly reducing our reliance on internally designed and manufactured digital cameras and increasing the design, co-development and purchase of digital cameras from contract manufacturers. We have already incurred significant restructuring charges and expenses as a result of these initiatives and expect to incur additional charges. In addition, as a result of the Company's continued evaluation of its cost structure and the strategic review process, subsequent to January 1, 2005, the Company made a decision to reduce certain additional costs, including the elimination of certain employee positions. The Company anticipates incurring a charge in the amount of approximately $.6 million in the third quarter of Fiscal 2005 for employee severance costs in connection with these additional cost-reduction initiatives. The expected benefits from the restructuring plan and additional cost-reduction initiatives are subject to many estimates and assumptions, including, but not limited to, assumptions regarding:
(1) the amount and timing of cost reductions we can achieve; (2) our ability to develop and maintain relationships with contract manufacturers for the design, co-development, and purchase of digital camera products; (3) our ability to meet customer demands and fulfill customer service obligations; and (4) the costs and timing of activities undertaken in connection with these initiatives. In addition, these estimates and assumptions are subject to significant economic, competitive and other uncertainties that are beyond our control. If these assumptions are not realized, or if other unforeseen events occur, our restructuring plan and other cost-reduction initiatives may not be successful, our results of operations could be adversely affected, and our ability to compete could be negatively affected. See Note 12 - Restructuring and Other Related Charges and Note 13 - Subsequent Events in the Notes to Condensed Consolidated Financial Statements.

IF WE CONTINUE TO INCUR SUBSTANTIAL LOSSES, WE MAY NOT HAVE SUFFICIENT LIQUIDITY TO MEET OUR WORKING CAPITAL NEEDS.

Although the Company believes that it has sufficient working capital to fund its operations for at least the next twelve months, the Company's ability to fund its operating requirements and maintain an adequate level of working capital and liquidity may be impaired if it continues to incur losses and fails to generate substantial growth in sales of its products and control operating expenses. In the event that the Company requires funding to meet its cash flow needs, it may seek to provide such funding through, among other things, loans or the issuance of debt or equity securities. To the extent the Company raises additional capital by issuing equity securities or provides for funding by obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result. Moreover, additional funding or capital may not be available to the Company on acceptable terms, or at all.

WE ARE DEPENDENT ON TWO THIRD-PARTY SERVICE PROVIDERS AND DISTRIBUTION FACILITIES FOR ALL OF OUR OPERATIONS IN THE UNITED STATES, LATIN AMERICA, AND EUROPE.

The warehousing and distribution services for the Company's (a) United States and Latin American operations are handled from a single distribution facility by a third-party service provider in San Pedro, California; and (b) European operations are handled from a single distribution facility by a third party service provider in Moerdijk, The Netherlands. The Company's products are prepared for shipment and shipped to our customers by such third-party service providers at either of the two distribution facilities noted above. Any failure by either third-party service provider to maintain a regular flow of products for us to our customers or any significant interruption in the business of either service provider or the operation of the two distribution facilities due to natural disasters, accidents, system failures, work stoppages or other causes would have a material adverse effect on the Company's business, financial condition and results of operations.

WE HAVE BEEN ADVISED OF TWO MATERIAL WEAKNESSES AS WELL AS SEVERAL REPORTABLE CONDITIONS IN OUR FINANCIAL CONTROLS RELATING TO THE ACCURACY AND TIMELINESS OF OUR FINANCIAL REPORTING.

In connection with its Fiscal 2004 audit of our financial statements, Ernst & Young LLP, the Company's independent registered public accounting firm ("E&Y"), communicated to the Company and the Audit Committee of the Board of Directors (the "Audit Committee") several reportable conditions involving the Company's internal financial controls. Reportable conditions involve matters relating to significant deficiencies in the design or operation of internal controls that could adversely affect our ability to record, process, summarize, and report financial data consistent with the assertions of management in the consolidated financial statements. The reportable conditions noted by E&Y related to the Company's inventory valuation, revenue recognition and reserves and allowances processes. E&Y also noted a reportable condition which it considered to be a material weakness in the Company's internal controls under standards established by the American Institute of Certified Public Accountants ("AICPA"). Under AICPA standards, a material weakness is defined as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. The material weakness noted by E&Y was that the Company's financial statement close process does not ensure that all material errors in accounts that involve significant estimation will be identified on a timely basis by employees in the normal course of their duties. Specifically, there were significant delays in accumulating data, performing analysis, and evaluating results.

In connection with its review of the Company's results for First Quarter Fiscal 2005, E&Y advised the Company and the Audit Committee that the Company continued to experience difficulties with the financial statement closing process, noting that the closing process had deteriorated significantly during First Quarter Fiscal 2005 and that the Company had insufficient resources within the finance department to address all assigned responsibilities, including financial reporting, budgeting and operational analysis. In addition, E&Y advised the Company that ineffective planning and execution of the conversion from the Company's Legacy systems to a fully integrated Enterprise Resource Planning ("ERP") System in First Quarter Fiscal 2005 caused a significant delay in the Company's ability to file its First Quarter Form 10-Q and constituted a material weakness in the Company's internal controls under standards established by the Public Company Accounting Oversight Board ("PCAOB"), which define a material weakness as a significant deficiency or combination of significant deficiencies that result in more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected. During the Second Quarter Fiscal 2005, the Company believes that it was able to stabilize and prevent further deterioration of its internal controls. Moreover, the Company did not detect or identify any new material weaknesses or reportable conditions. Although the Company believes that it made progress in operating the ERP System during Second Quarter Fiscal 2005 and subsequent thereto, the Company continues to experience inefficiencies and delays with the ERP system and the financial statement closing process. Accordingly, the reportable conditions and material weaknesses in the Company's internal controls continue to exist.

WE FACE THE RISK OF NON-COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.

Beginning this fiscal year, Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to include an internal control report of management in its Annual Report on Form 10-K. The internal control report must contain (i) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that the Company's independent registered public accounting firm has issued an attestation report on management's assessment of internal control over financial reporting.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. Beginning in Fiscal 2004, the Company initiated a process to document and evaluate its internal controls over financial reporting, but suspended such process until the Company implemented its new, world-wide fully integrated ERP System, which implementation commenced in August 2004. The Company expects to resume the process of documenting, evaluating and monitoring its internal control over financial reporting in the beginning of the fourth quarter of Fiscal 2005. The Company believes that it faces a significant risk of not completing its internal control assessment on a timely basis. E&Y has also advised the Board of Directors and the Audit Committee that it believes the Company may not complete the assessment on a timely basis, and that even if the Company's assessment is completed, E&Y may not have sufficient resources and/or time to complete its assessment. The existence of the above factors and circumstances create a risk that the Company or E&Y will not be able to conclude at July 2, 2005 that the Company's internal controls over financial reporting are effective and may result in a delay in the timely filing of the Company's Annual Report on Form 10-K for Fiscal 2005.

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

Although the U.S. Dollar is the functional currency for each of our subsidiaries, certain net sales to customers and purchases of certain components and services are transacted in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. The impact of foreign exchange transactions is reflected in our statements of operations. As of January 1, 2005, we were not engaged in any hedging activities and we had no forward exchange contracts outstanding. We continue to analyze the benefits and costs associated with hedging against foreign currency fluctuations.

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

Internal Controls. In performing its audit of our Consolidated Financial Statements for Fiscal 2004, and as reported in our Form 10-K for Fiscal 2004, E&Y notified the Company and the Audit Committee of several reportable conditions in Internal Controls under standards established by the American Institute of Certified Public Accountants. Reportable conditions involve matters relating to significant deficiencies in the design or operation of Internal Controls that could adversely affect our ability to record, process, summarize, and report financial data consistent with the assertions of management in the consolidated financial statements. E&Y noted reportable conditions relating to the Company's inventory valuation, revenue recognition and reserves and allowances processes. E&Y also noted one reportable condition which it considered to be a material weakness in the Company's Internal Controls. A material weakness is defined as a reportable condition in which the design or operation of one or more of the Internal Control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Specifically, E&Y indicated that because there are significant delays in accumulating data, performing analysis, and evaluating results, the Company's financial statement closing process does not ensure that on a timely basis employees in the normal course of their duties will identify all material errors to accounts that involve significant estimates. In connection with E&Y's review of the Company's results for First Quarter Fiscal 2005, E&Y advised the Company and the Audit Committee that the Company continued to experience difficulties with the financial statement closing process, noting that the closing process had deteriorated significantly during First Quarter Fiscal 2005 and that the Company had insufficient resources within the finance department to address all assigned responsibilities, including financial reporting, budgeting and operational analysis. In addition, E&Y advised the Company that ineffective planning and execution of the conversion from the Company's Legacy systems to a world-wide, fully integrated Enterprise Resource Planning ("ERP") System in First Quarter Fiscal 2005 caused a significant delay in the Company's ability to file its Quarterly Report on Form 10-Q for First Quarter Fiscal 2005 ("First Quarter Form 10-Q"), and constituted a material weakness in the Company's Internal Controls under standards established by the Public Company Accounting Oversight Board ("PCAOB"). PCAOB standards define a material weakness as a significant deficiency or combination of significant deficiencies that result in more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected.

The Company has assigned a high priority to the remediation of the material weaknesses and reportable conditions and believes that several of these issues will be substantially improved upon effective and efficient operation of the ERP System. As previously disclosed, the implementation of the new ERP System resulted in inefficiencies and delays in providing information necessary to complete the Company's First Quarter Form 10-Q on a timely basis. As a result, the financial statement closing process deteriorated significantly during First Quarter Fiscal 2005. The delay in filing the First Quarter Form 10-Q also impacted the Company's ability to timely file its Second Quarter Form 10-Q. During the Second Quarter Fiscal 2005, the Company believes that it was able to stabilize and prevent further deterioration of its internal controls. Moreover, the Company did not detect or identify any new material weaknesses or reportable conditions. During the Second Quarter Fiscal 2005 and subsequent thereto, the Company believes it made progress in operating the ERP System. Nevertheless, the Company continues to experience inefficiencies and delays with the ERP system and the financial statement closing process. Accordingly, the reportable conditions and material weaknesses discussed above continue to exist. We cannot assure you that ongoing issues relating to the operation of our ERP System or that other control issues will not affect our ability to file other future periodic reports on a timely basis.

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

Changes in Internal Controls. The Company implemented its new world-wide, fully integrated ERP System during First Quarter Fiscal 2005, in part to address the conditions described above and to improve the overall effectiveness of the Company's Internal Controls and Disclosure Controls. Although as discussed above, the Company believes that effective and efficient operation of the ERP System will reduce the reportable conditions and material weaknesses noted by E&Y and improve the overall effectiveness of the Company's Internal Controls and Disclosure Controls, the Company experienced significant operational issues in connection with the implementation of the ERP System that caused significant delays in accumulating data, performing analysis and evaluating results necessary to support the timely preparation of the Company's First Quarter Form 10-Q. As a result, the financial statement closing process deteriorated significantly during First Quarter Fiscal 2005, which also impacted the Company's ability to timely file its Second Quarter Form 10-Q.During Second Quarter Fiscal 2005, the Company believes that it was able to stabilize and prevent further deterioration of its internal controls. Moreover, the Company did not detect or identify any new material weaknesses or reportable conditions. During the Second Quarter Fiscal 2005 and subsequent thereto, the Company believes it made progress in operating the ERP System. Nevertheless, the Company continues to experience inefficiencies and delays with the ERP system and the financial statement closing process. Accordingly, the reportable conditions and material weaknesses discussed above continue to exist. As we become more proficient in operating the ERP System, we believe our Internal Controls and Disclosure Controls will improve.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Beginning this fiscal year, Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to include an internal control report of management in its Annual Report on Form 10-K. Beginning in Fiscal 2004, the Company initiated a process to document and evaluate its internal controls over financial reporting, but suspended such process until the Company implemented its new, world-wide fully integrated ERP System, which implementation commenced in August 2004. The Company expects to resume the process of documenting, evaluating and monitoring its internal control over financial reporting in the beginning of the fourth quarter of Fiscal 2005. The Company believes that it faces a significant risk of not completing its internal control assessment on a timely basis. E&Y has also advised the Board of Directors and the Audit Committee that it believes the Company may not complete the assessment on a timely basis, and that even if the Company's assessment is completed, E&Y may not have sufficient resources and/or time to complete its assessment. The existence of the above factors and circumstances create a risk that the Company or E&Y will not be able to conclude at July 2, 2005 that the Company's internal controls over financial reporting are effective and may result in a delay in the timely filing of the Company's Annual Report on Form 10-K for Fiscal 2005.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 10 - Litigation and Settlements in the Notes to Condensed Consolidated Financial Statements.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 30, 2004, a former employee of the Company exercised an option for 26,666 shares of the Company's common stock pursuant to the Concord Camera Corp. Incentive Plan (1993) at a price of $2.00 per share, following which he sold the underlying shares of Common Stock in the open market for $2.1334 per share. The Company had not timely filed its First Quarter Form 10-Q as of December 30, 2004, and inadvertently allowed the former employee to exercise the option. As a result of the untimely filing of the First Quarter Form 10-Q, the shares issued to the employee upon exercise of the option may not have been issued pursuant to an effective Form S-8 registration statement or pursuant to a valid exemption from registration.

ITEM 6.  EXHIBITS


No.                          Description                                Method of Filing
---                          -----------                                ----------------
3.1       Certificate of Incorporation, as amended through              Incorporated by reference to the Company's annual report
          May 9, 2000                                                   on Form 10-K for the year ended July 1, 2000.

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

31.1      Certification of Chief Executive Officer                      Filed herewith.
          pursuant to Rule 13a-14(a)/15d-14(a)

31.2      Certification of Chief Financial Officer                      Filed herewith.
          pursuant to Rule 13a-14(a)/15d-14(a)

32.1      Certification of Chief Executive Officer                      Filed herewith.
          pursuant to 18 U.S.C. ss.1350

32.2      Certification of Chief Financial Officer                      Filed herewith.
          pursuant to 18 U.S.C. ss.1350


                                S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CONCORD CAMERA CORP.
                                   -------------------------------------
                                               (Registrant)


DATE: March 31, 2005               By: /s/  Robert A. Bosi
                                       ----------------------------------
                                                (Signature)

                                       Robert A. Bosi
                                       Interim Senior Vice President and
                                       Chief Financial Officer
                                       DULY AUTHORIZED AND PRINCIPAL
                                       FINANCIAL OFFICER