Form 10-Q
period 2005-04-02
CONCORD CAMERA CORP
filed 2005-06-15
CIK 831861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended April 2, 2005
                                      -------------
                                       OR

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

                                 (954) 331-4200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

        Common Stock, no par value -28,680,842 shares as of June 10, 2005

                                      Index

                      Concord Camera Corp. and Subsidiaries

                                                                                                                           Page No.
                                                                                                                           --------
Part I.  FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

                    Condensed consolidated balance sheets as of April 2, 2005 (Unaudited) and July 3, 2004.......................3

                    Condensed consolidated statements of operations (Unaudited) for the quarter and nine months ended
                    April 2, 2005 and March 27, 2004.............................................................................4

                    Condensed consolidated statements of cash flows (Unaudited)
                    for the nine months ended April 2, 2005 and March 27, 2004...................................................5

                    Notes to condensed consolidated financial statements (Unaudited).............................................6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations..............................20

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.........................................................36

Item 4.       Controls and Procedures............................................................................................36

Part II.  OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................................................39


Item 6.
              Exhibits...........................................................................................................39

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS

CONCORD CAMERA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                                                   APRIL 2, 2005         JULY 3,
                                                                                                     (UNAUDITED)          2004
                                                                                                   ---------------  ---------------
ASSETS

Current Assets:

     Cash and cash equivalents                                                                     $        14,120  $        18,323
     Short-term investments                                                                                 34,000           39,600
     Accounts receivable, net                                                                               13,244           29,367
     Inventories                                                                                            41,558           52,418
     Prepaid expenses and other current assets                                                              12,716           11,563
                                                                                                   ---------------  ---------------
                           Total current assets                                                            115,638          151,271

Property, plant and equipment, net                                                                          18,300           20,597

Other assets                                                                                                 7,569           17,649
                                                                                                   ---------------  ---------------
                           Total assets                                                            $       141,507  $       189,517
                                                                                                   ===============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Short-term borrowings under credit facilities                                                 $         3,459  $         9,170
     Accounts payable                                                                                       21,731           18,783
     Accrued expenses                                                                                       12,943           16,395
     Other current liabilities                                                                              10,004            6,320
                                                                                                   ---------------  ---------------
                           Total current liabilities                                                        48,137           50,668

Other long-term liabilities                                                                                  3,345           11,724
                                                                                                   ---------------  ---------------
Total liabilities                                                                                           51,482           62,392

Commitments and contingencies

Stockholders' equity:

     Blank check preferred stock, no par value,
         1,000 shares authorized, none issued                                                                   --               --

     Common stock, no par value, 100,000 shares
         authorized;  30,925 and 30,572 shares issued
         as of April 2, 2005 and July 3, 2004, respectively                                                143,518          143,073

     Additional paid-in capital                                                                              4,853            4,853

     Deferred stock-based compensation                                                                          --              (29)

     Deferred share arrangement                                                                                624              413

     Accumulated deficit                                                                                   (53,353)         (16,152)
                                                                                                   ---------------  ---------------
                                                                                                            95,642          132,158
     Less: treasury stock, at cost, 1,735 and 1,599
         shares as of April 2, 2005 and July 3, 2004, respectively                                          (4,993)          (4,620)
     Less: common stock held in trust, 509 and 331
         shares as of April 2, 2005 and July 3, 2004, respectively                                            (624)            (413)
                                                                                                   ---------------  ---------------
                           Total stockholders' equity                                                       90,025          127,125
                                                                                                   ---------------  ---------------
                           Total liabilities and stockholders' equity                              $       141,507  $       189,517
                                                                                                   ===============  ===============

See accompanying notes.

CONCORD CAMERA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

                                                                             FOR THE QUARTER ENDED       FOR THE NINE MONTHS ENDED
                                                                          ---------------------------   ---------------------------
                                                                            APRIL 2,       MARCH 27,       APRIL 2,      MARCH 27,
                                                                              2005           2004           2005            2004
                                                                          ------------   ------------   ------------   ------------
Net sales                                                                 $     26,150   $     28,280   $    123,498   $    150,744

Cost of products sold                                                           31,857         33,952        132,137        139,214
                                                                          ------------   ------------   ------------   ------------
Gross (deficit) profit                                                          (5,707)        (5,672)        (8,639)        11,530

Selling expenses                                                                 3,773          3,234         12,676          9,322

General and administrative
    expenses                                                                     5,407          7,211         17,551         18,737

Variable stock-based
    compensation income                                                             --         (3,700)            --           (601)

Interest expense                                                                   235            124            767            494

Other income,
    net                                                                           (360)          (688)        (2,682)          (539)
                                                                          ------------   ------------   ------------   ------------
Loss before                                                                    (14,762)       (11,853)       (36,951)       (15,883)
    income taxes

Provision for
    income taxes                                                                   110          5,743            250          5,239
                                                                          ------------   ------------   ------------   ------------

Net loss                                                                  $    (14,872)  $    (17,596)  $    (37,201)  $    (21,122)
                                                                          ============   ============   ============   ============

Basic and diluted loss per
    common share                                                          $      (0.51)  $      (0.61)  $      (1.28)  $      (0.74)
                                                                          ============   ============   ============   ============

Weighted average
    common shares
    outstanding - basic
    and diluted                                                                 29,190         28,774         29,146         28,642
                                                                          ============   ============   ============   ============

See accompanying notes.

CONCORD CAMERA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

                                                                                                      FOR THE NINE MONTHS ENDED
                                                                                                 ----------------------------------
                                                                                                     APRIL 2,          MARCH 27,
                                                                                                       2005              2004
                                                                                                 ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                                         $       (37,201)   $       (21,122)

     Adjustments to reconcile net loss to net cash used in operating activities:

     Increase in deferred income tax valuation allowance                                                      --              7,153

     Depreciation and amortization                                                                         6,225              5,218

     (Gain) loss related to available-for-sale investments                                                (1,124)               916

     Variable stock-based compensation income                                                                 --               (601)

     Provision for specific inventory obsolescence                                                        12,433              9,374

     Changes in operating assets and liabilities:

         Accounts receivable, net                                                                         16,123             11,356

         Inventories                                                                                      (1,573)           (20,833)

         Prepaid expenses and other current assets                                                        (6,202)            (1,537)

         Other assets                                                                                      9,796             (3,038)

         Accounts payable                                                                                  3,493             (9,471)

         Accrued expenses                                                                                 (3,863)               (33)

         Other current liabilities                                                                         6,666                126

         Other long-term liabilities                                                                      (8,379)              (378)
                                                                                                 ---------------    ---------------
     Net cash used in operating activities                                                                (3,606)           (22,870)
                                                                                                 ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property, plant and equipment                                                           (1,682)            (3,842)

     Proceeds from sales of available-for-sale investments                                                13,401             50,429

     Purchases of short-term investments, net                                                             (6,677)           (31,880)
                                                                                                 ---------------    ---------------
     Net cash provided by investing activities                                                             5,042             14,707
                                                                                                 ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Short-term repayments under credit facilities, net                                                   (5,711)                --

     Net proceeds from issuance of common stock                                                               72              1,232
                                                                                                 ---------------    ---------------
     Net cash (used in) provided by financing activities                                                  (5,639)             1,232
                                                                                                 ---------------    ---------------
     Net decrease in cash and cash equivalents                                                            (4,203)            (6,931)

Cash and cash equivalents at beginning of period                                                          18,323             14,071
                                                                                                 ---------------    ---------------
Cash and cash equivalents at end of period                                                       $        14,120    $         7,140
                                                                                                 ===============    ===============

See accompanying notes

                      CONCORD CAMERA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  APRIL 2, 2005
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 2, 2005 ("Third Quarter Fiscal 2005") and the nine months ended April 2, 2005 ("Fiscal 2005 YTD") are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2005 ("Fiscal 2005"). For comparative purposes, the quarter ended March 27, 2004 has been defined as the ("Third Quarter Fiscal 2004"), and the nine months ended March 27, 2004 has been defined as ("Fiscal 2004 YTD"). The balance sheet at July 3, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Concord Camera Corp., a New Jersey corporation, and its consolidated subsidiaries (collectively referred to as the "Company") manage their business on the basis of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 2004 ("Fiscal 2004").

The Third Quarter Fiscal 2005 and Fiscal 2005 YTD results include three and nine months, respectively, of operating results of Jenimage Europe GmbH ("Jenimage"), a German corporation, acquired by the Company in the fourth quarter of Fiscal 2004. Pro forma results for Fiscal 2004 are not presented as the Fiscal 2004 results of Jenimage were not significant.

The Company reclassified certain auction rate securities totaling $55.2 million and $24.2 million as of March 27, 2004 and June 28, 2003, respectively, from cash and cash equivalents to short-term investments which resulted in a reclassification in the condensed consolidated statements of cash flows for the nine months ended March 27, 2004.

NOTE 2 - SIGNIFICANT CUSTOMERS:

During Fiscal 2005 YTD, we experienced a significant reduction in sales to three significant customers as compared to Fiscal 2004 YTD. This reduction in sales had a material adverse impact on the Company's results of operations. The Fiscal 2005 YTD reduction in sales to one customer was due to such customer's overstocked inventory levels of single use cameras, although sales to this customer ("Customer A") increased during Third Quarter Fiscal 2005 over the second quarter of fiscal 2005 ("Second Quarter Fiscal 2005"). We expect sales of single use cameras to Customer A to continue to increase as its inventory levels decrease. The Fiscal 2005 YTD reduction in sales to another customer ("Customer B") was attributable to a reduction in sales of digital cameras to such customer partially offset by an increase in single use camera sales to such customer. During Third Quarter Fiscal 2005, sales to Customer B increased over Third Quarter Fiscal 2004 primarily due to increased sales of single use cameras. As previously reported in our Form 10-K for Fiscal 2004, we received notification from the third customer, Eastman Kodak Company ("Kodak"), of its intent to cease purchases under our two design and manufacturing services ("DMS") contracts by the end of the Second Quarter Fiscal 2005. The winding down of sales to Kodak had a material adverse effect on the Company's results of operations for Fiscal 2005 YTD, and we expect it will continue to have a material adverse effect on our results of operations in future periods unless we are able to substantially increase sales to other customers. The loss of any other significant customers or substantially reduced sales to any other significant customers could have a material adverse impact on results of operations.

The following table illustrates the percentage of consolidated net sales for each significant customer during the quarter and nine months ended April 2, 2005 and March 27, 2004:

                                                                                            Percent of Net Sales
                                                                                            --------------------

                                                                             For the quarter ended       For the nine months ended
                                                                          ---------------------------   ---------------------------
                                                                            April 2,      March 27,       April 2,       March 27,
                                                                              2005           2004           2005           2004
                                                                          ------------   ------------   ------------   ------------
Customer A                                                                        20.3%          11.4%           7.2%          16.5%

Customer B                                                                        27.1%          11.1%          19.3%          22.6%

Kodak                                                                              0.3%          28.8%          10.2%          18.2%
                                                                          ------------   ------------   ------------   ------------
Total                                                                             47.7%          51.3%          36.7%          57.3%
                                                                          ============   ============   ============   ============

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

FOREIGN CURRENCY TRANSACTIONS

The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, Euro, British Pound Sterling, PRC Renminbi, Hong Kong Dollar and the Japanese Yen. Although certain net sales to customers and purchases of certain components and services are transacted in local currencies, each of the Company's foreign subsidiaries purchases substantially all of its finished goods inventories in U.S. Dollars. Accordingly, the Company has determined the U.S. Dollar is the functional currency for all of its subsidiaries. The accounting records for subsidiaries that are maintained in a local currency are remeasured into the U.S. Dollar. Accordingly, most non-monetary balance sheet items and related statement of operations accounts are remeasured from the applicable local currency to the U.S. Dollar using average historical exchange rates, producing substantially the same result as if the entity's accounting records had been maintained in the U.S. Dollar. Adjustments resulting from the remeasurement process are recorded into earnings. Gains or losses resulting from foreign currency transactions and remeasurement are included in "Other income, net" in the accompanying condensed consolidated statements of operations. For the Third Quarter Fiscal 2005 and the Third Quarter Fiscal 2004, included in "Other income, net" in the accompanying condensed consolidated statements of operations, are approximately $0.2 million and ($0.6) million, respectively, of net foreign currency losses (gains). For Fiscal 2005 YTD and Fiscal 2004 YTD, included in "Other income, net" in the accompanying condensed consolidated statements of operations, are approximately ($1.9) million and ($0.6) million, respectively, of net foreign currency gains.

HEDGING ACTIVITIES

During the Third Quarter Fiscal 2005 and the Third Quarter Fiscal 2004 and for Fiscal 2005 YTD and Fiscal 2004 YTD, the Company had no forward exchange contracts or other derivatives outstanding and did not participate in any other type of hedging activities.

INVESTMENTS

At April 2, 2005 and July 3, 2004, the Company's "Short-term investments," as classified in the accompanying condensed consolidated balance sheets, consisted of auction rate debt securities and are considered available-for-sale securities. During the Third Quarter Fiscal 2005 and Fiscal 2005 YTD, no other comprehensive income or loss is recorded because the variable interest rate feature and short maturities of the auction rate debt securities cause their carrying values to approximate market value. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss) reported in the stockholders' equity section unless the loss is other than temporary, and then it would be recorded as an expense. Realized gains and losses, interest and dividends are classified as investment income in "Other income, net" in the accompanying condensed consolidated statements of operations. During Fiscal 2005 YTD, the Company recorded a $1.1 million gain on the sale of a short-term investment denominated in European Central Bank Euros. The gain on the short-term investment is included in "Other income, net" in the accompanying condensed consolidated statements of operations. During Fiscal 2004 YTD, the Company recorded a $0.9 million loss as a result of a sale of its short term investments on December 30, 2003. The loss on the short term investments is included in "Other income, net" in the accompanying condensed consolidated statements of operations. Investment income of $0.3 million and $0 million related to the short-term investments is included in "Other income, net" for the Third Quarter Fiscal 2005 and the Third Quarter Fiscal 2004, respectively. Investment income of $0.7 million and $0.9 million related to short-term investments was included in "Other income, net" for Fiscal 2005 YTD and Fiscal 2004 YTD, respectively. Investments held in deferred compensation rabbi trusts directed by participants are classified as trading securities.

IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company continually evaluates whether events and circumstances have occurred that provide indications of impairment. The Company records an impairment loss when indications of impairment are present and when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The Company performs an impairment test by summarizing the undiscounted cash flows expected to result from the use and eventual sale of its long-lived assets. If the sum of the undiscounted cash flows exceeds the carrying values of these assets, then the Company concludes these carrying values are recoverable. As of April 2, 2005, the sum of the Company's undiscounted cash flows exceeded the carrying value of its long-lived assets. Assets reviewed include patents, prepaid amounts related to licensing and royalty agreements, and property, plant and equipment. No impairment charges were recorded during Fiscal 2005 YTD and Fiscal 2004 YTD.

REVENUE RECOGNITION

The Company recognizes revenue, in accordance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, and SAB No. 104, Revenue Recognition: Corrected Copy, when title and risk of loss are transferred to the customer, the sales price is fixed or determinable, persuasive evidence of an arrangement exists, and collectibility is probable. Title and risk of loss generally transfer when the product is delivered to the customer or upon shipment, depending upon negotiated contractual arrangements. Sales are recorded net of anticipated returns which the Company estimates based on historical rates of return, adjusted for current events as appropriate, in accordance with Statement of Financial Accounting Standard No. 48, Revenue Recognition When Right of Return Exists ("SFAS No. 48"). If actual future returns are higher than estimated, then net sales could be adversely affected. Management has assessed the appropriateness of the timing of revenue recognition in accordance with SFAS No. 48. After considering the requirements of SFAS No. 48, the Company concluded it would defer recognition of revenue from certain customers until such customers' transactions meet all of the requirements of SFAS No. 48.

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

ADVERTISING AND PROMOTIONAL ALLOWANCES

Advertising and promotional costs, which include advertising allowances and other discounts, have been expensed as incurred. In accordance with EITF Issue No. 01-09, Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), which addresses the statement of operations classification of consideration between a vendor and a retailer, the Company has recorded certain variable selling expenses, including advertising allowances, other discounts and other allowances, as a reduction of sales.

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

In Fiscal 2002, the Company consummated an exchange offer for certain outstanding stock options and, as a result, is required to apply variable stock-based compensation accounting for the new options issued in the exchange until they are exercised, cancelled or expired. For the repriced options, the Company is only subject to variable stock-based compensation expense when the Company's stock price is greater than $5.97. For the Third Quarter Fiscal 2005 and Fiscal 2005 YTD, the Company recorded $0 in variable stock-based compensation expense in the condensed consolidated statements of operations because its Common Stock price on April 2, 2005 was below the new repriced stock options' exercise price of $5.97. For the Third Quarter Fiscal 2004, the Company recorded $3.7 million of variable stock-based compensation income in the condensed consolidated statements of operations because the Company's stock price on March 27, 2004 was lower than the common stock price used to compute variable stock-based compensation expense in the previous quarters. For Fiscal 2004 YTD, the Company recorded $0.6 million of variable stock-based compensation income. Because the determination of variable stock-based compensation expense or income associated with the repriced stock options is significantly dependent upon the market price of the Common Stock at the end of the applicable reporting period, it is not possible to determine its future impact, either favorable or unfavorable, on the Company's consolidated financial statements for prospective reporting periods. The Company considers all of its variable stock-based compensation expense or income as a component of general and administrative expenses.

For purposes of pro forma disclosures under SFAS No. 123, as amended by SFAS No. 148, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

                                                                             For the quarter ended       For the nine months ended
                                                                          ---------------------------   ---------------------------
                                                                            April 2,       March 27,      April 2,       March 27,
                                                                              2005            2004          2005            2004
                                                                          ------------   ------------   ------------   ------------
Net loss, as reported                                                     $    (14,872)  $    (17,596)  $    (37,201)  $    (21,122)
Deduct: variable stock-based compensation
     income, net of related tax effects,
     included in the determination of net
     loss as reported                                                               --         (3,246)            --           (528)
Deduct:  total stock-based compensation
     expense determined under fair value
     based method for all awards, net of
     related tax effects                                                          (132)          (271)          (454)          (961)
                                                                          ------------   ------------   ------------   ------------
Pro forma net loss                                                        $    (15,004)  $    (21,113)  $    (37,655)  $    (22,611)
                                                                          ============   ============   ============   ============

Loss per common share:
     Basic and diluted - as reported                                      $      (0.51)  $      (0.61)  $      (1.28)  $      (0.74)
                                                                          ============   ============   ============   ============

     Basic and diluted - pro forma                                        $      (0.51)  $      (0.73)  $      (1.29)  $      (0.79)
                                                                          ============   ============   ============   ============

INCOME TAXES

The Company periodically evaluates the realizability of its deferred income tax assets. In the Third Quarter Fiscal 2005 and the quarter ended July 3, 2004 ("Fourth Quarter Fiscal 2004"), based on all the available evidence, the Company determined that it was not more likely than not that its deferred income tax assets will be fully realized. Accordingly, the Company has a valuation allowance for the entire balance of its deferred income tax assets as of April 2, 2005 and July 3, 2004.

As of March 27, 2004, the Company evaluated its deferred income tax assets and concluded it was not more likely than not that a portion of its deferred income tax asset will be realizable. Accordingly, the Company recorded an adjustment to increase the deferred income tax valuation allowance to $7.2 million. This adjustment reflected a change in circumstances which resulted in a judgment that, based on the provision in SFAS No. 109 that restricts the Company's ability to consider forecasts of future income on tax planning strategies and the effects of the current results and business environment, amounts of deferred income tax assets relating to the United States, Europe and Hong Kong may not be realized. The change in circumstances arose from an assessment of the then current economic climate, particularly the continuance of competitive pricing pressures in the industry that provided negative evidence about the Company's ability to realize certain deferred income tax assets.

The Company estimates its interim effective tax rate before consideration of a deferred income tax valuation allowance based upon its projected consolidated annual effective income tax rate. This rate is largely a function of the amounts of pre-tax income or loss attributed to both domestic and foreign operations, the application of their respective statutory tax rates and the anticipated utilization of available net operating loss carryforwards to reduce taxable income. A significant portion of the Company's pre-tax loss was generated in Hong Kong, where the statutory tax rate is 8.75%. The Company recorded a provision for income taxes of $0.1 million and $5.7 million for Third Quarter Fiscal 2005 and Third Quarter Fiscal 2004, respectively. The Company recorded a provision (benefit) for income taxes of $0.3 million and $5.2 million for Fiscal 2005 YTD and Fiscal 2004 YTD, respectively. The Third Quarter Fiscal 2005 and Fiscal 2005 YTD income tax provisions relate to income tax liabilities incurred by certain of the Company's foreign subsidiaries. These foreign subsidiaries do not have net operating losses to offset such liabilities.

COMPREHENSIVE LOSS

Comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130"), includes net loss adjusted for certain revenues, expenses, gains and losses that are excluded from net loss under accounting principles generally accepted in the U.S. Unrealized gains and losses related to the Company's available-for-sale investments are excluded from net loss. During the Third Quarter Fiscal 2005 and Fiscal Year 2005 YTD, the Company's comprehensive loss was ($14.9) million and ($37.2) million, respectively, the same as the net loss for both periods, because the Company did not have any items of other comprehensive income or loss. During the Third Quarter Fiscal 2004 and Fiscal Year 2004 YTD, the Company's comprehensive loss was ($17.6) million and ($21.1) million, respectively, the same as the net loss for both periods, because the Company did not have any items of other comprehensive income or loss. During the Second Quarter Fiscal 2004, the Company recorded a realized loss of $0.9 million related to its available-for-sale securities and reclassified an unrealized loss of $0.9 million into expense previously classified within "Accumulated other comprehensive loss" in the condensed consolidated balance sheet as of September 27, 2003. The $0.9 million reclassification included $0.2 million of unrealized loss recorded in the Second Quarter Fiscal 2004. See "Investments" above for a further discussion of available-for-sale securities.

LOSS PER SHARE

Basic and diluted loss per share are calculated in accordance with SFAS No. 128, Earnings per Share ("SFAS No. 128"). All applicable loss per share amounts have been presented in conformity with SFAS No. 128 requirements. During the Third Quarter Fiscal 2005 and the Third Quarter Fiscal 2004, the Company issued no shares and 53,499 shares of Common Stock, respectively, upon the exercise of stock options. During Fiscal 2005 YTD and Fiscal 2004 YTD, the Company issued 353,478 and 946,178 shares of Common Stock, respectively, upon the exercise of stock options. In the Third Quarter Fiscal 2005 and Fiscal 2005 YTD, the weighted average effect of 509,054 shares for which delivery has been deferred under the Company's Deferred Delivery Plan, was included in the denominator of both basic and diluted loss per share calculations for each respective period. In the Third Quarter Fiscal 2004 and Fiscal 2004 YTD, the weighted average effect of 331,011 shares for which delivery has been deferred under the Company's Deferred Delivery Plan was included in the denominator of both basic and diluted loss per share calculations for each respective period. In the Third Quarter Fiscal 2005 and Third Quarter Fiscal 2004, potentially dilutive securities were comprised of stock options to purchase 238,380 and 1,288,612 shares of Common Stock, respectively, that were not included in the calculation of diluted loss per share because their impact was antidilutive. In the Fiscal 2005 YTD and Fiscal 2004 YTD, potentially dilutive securities were comprised of stock options to purchase 253,479 and 1,733,395 shares of Common Stock, respectively, that were not included in the calculation of diluted loss per share because their impact was antidilutive. See Note 8 - Deferred Share Arrangement.


NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment, which revised of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than the first annual period beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) on July 3, 2005.

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

The Company plans to adopt SFAS No. 123 using the modified prospective method.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method per APB No. 25, Accounting for Stock Issued to Employees, and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method may have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based awards granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share in Note 3 - Summary of Significant Accounting Policies in the accompanying condensed consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the Company has not recognized any operating cash flows in prior periods for such excess tax deductions.

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


NOTE 5 - INVENTORIES:

Inventories consist of the following:
(in thousands)

                                                                       APRIL 2,                  JULY 3,
                                                                        2005                      2004
                                                                       -------                   -------
         Raw materials, components, and work-in-
         process                                                       $10,292                   $12,378

         Finished goods                                                 31,266                    40,040
                                                                       -------                   -------

         Total inventories                                             $41,558                   $52,418
                                                                       =======                   =======

Inventories, consisting of raw materials, components, work-in-process and finished goods, are stated at the lower of cost or market value and are determined on a first-in, first-out basis. Work-in-process and component inventory costs include materials, labor, and manufacturing overhead. The Company records lower of cost or market value adjustments based upon changes in market pricing, customer demand, technological developments and other economic factors and for on hand excess, obsolete or slow-moving inventory.

During the Third Quarter Fiscal 2005, the Company recorded inventory related pre-tax charges of approximately $3.7 million to reduce the carrying value of certain finished goods, components, work-in-process, raw material and return camera inventories below their cost basis, resulting from price declines, to their estimated market value at April 2, 2005. For Third Quarter Fiscal 2005, the inventory related pre-tax charges had the effect of decreasing inventories by $3.7 million and increasing cost of products sold by $3.7 million. For Fiscal 2005 YTD, the inventory pre-tax charges had the effect of decreasing inventories by $12.4 million and increasing cost of products sold by $12.4 million. The Fiscal 2005 YTD reduction of inventories includes restructuring related charges of $4.3 million attributable to the Company's decision to eliminate its reliance on internally designed and manufactured digital cameras and, to a lesser extent, price declines. See Note 12 - Restructuring and Other Charges.

During the Third Quarter Fiscal 2004, the Company recorded an inventory related pre-tax charge of $6.8 million primarily attributable to a then recent price decline in the digital camera market, increased competitive pricing pressures and excess customer inventory levels which negatively impacted the value of the Company's digital camera and component inventory. For Fiscal 2004 YTD, the inventory related pre-tax charges had the effect of decreasing inventory by $9.4 million and increasing cost of products sold by $9.4 million.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Certain tools and accessories used in production in the Peoples' Republic of China ("PRC") are charged to operations when purchased. Leasehold costs and improvements are amortized on a straight-line basis over the term of their lease or their estimated useful lives, whichever is shorter.

During the Second Quarter Fiscal 2005 and Second Quarter Fiscal 2004, the Company reduced the carrying value of certain molds and tooling used in the production of certain digital cameras because the products are either no longer in production or have a shortened product life due to market conditions and these specific molds and tooling do not have alternative production uses. For the Third Quarter Fiscal 2005, the reduction in the Second Quarter Fiscal 2005 of the remaining useful lives of the molds and tooling had the effect of decreasing property, plant and equipment, net by $0.7 million and increasing depreciation expense by $0.7 million, which is included in the cost of products sold. For the Third Quarter Fiscal 2004, the reduction in the Second Quarter Fiscal 2004 of the remaining useful lives of the molds and tooling had the effect of decreasing property, plant and equipment, net by $0.4 million and increasing depreciation expense by $0.4 million, which is included in the cost of products sold. See Note 5 - Inventories and Note 12 - Restructuring and Other Charges.

NOTE 7 - SHORT-TERM BORROWINGS AND FINANCING FACILITIES:

The Company's Hong Kong subsidiary has various revolving demand credit facilities with The Hongkong and Shanghai Banking Corporation Limited ("HSBC") providing an aggregate of approximately $15.9 million in borrowing capacity. The revolving credit facilities are comprised of: 1) an approximate $14.0 million Import Facility with an approximate $2.6 million Packing Credit and Export sub-limit Facility, and 2) an approximate $1.9 million Foreign Exchange Facility (collectively, the "Hong Kong Financing Facilities"). The Hong Kong Financing Facilities are denominated in Hong Kong Dollars. Since 1983, the Hong Kong Dollar has been pegged to the U.S. Dollar. The Company guarantees all of the amounts under the Hong Kong Financing Facilities. Pursuant to an agreement dated June 10, 2004, the Company's Hong Kong subsidiary granted a security interest in substantially all of its assets to HSBC. On January 31, 2005, the Company's Hong Kong subsidiary terminated and repaid its former Revolving Facility with HSBC, denominated in European Central Bank Euros, in an amount of approximately $13.0 million (decreased from January 1, 2005 quarter end due to foreign currency rate fluctuations) constituting all obligations owed thereunder. On or around February 24, 2005, the Company and HSBC agreed, among other things, to reduce the Company's borrowing capacity under the Import Facility from approximately $24 million to approximately $14 million, and to subordinate approximately $20 million in inter-company payables from the Company's Hong Kong subsidiary to the Company to any amounts owing or which may in the future become owing to HSBC by the Company's Hong Kong subsidiary. All of the Hong Kong Financing Facilities are subject to certain covenants, and the Company was in compliance with such covenants as of April 2, 2005 and July 3, 2004, respectively. The Hong Kong Financing Facilities bear interest at variable rates. At April 2, 2005, the Company had $3.5 million in short-term borrowings outstanding under the Import Facility. At July 3, 2004, the Company had $6.2 million and $3.0 million in short-term borrowings outstanding under the Revolving Facility and Import Facility, respectively. The weighted average borrowing rates on the short-term borrowings as of April 2, 2005 and July 3, 2004, were 4.17% and 3.44%, respectively.

NOTE 8 - DEFERRED SHARE ARRANGEMENT:

The Company's Deferred Delivery Plan allows designated executive officers to elect, subject to the approval of the Compensation and Stock Option Committee of the Company's Board of Directors, to defer the gains on certain stock option exercises by deferring delivery of the "profit" shares to be received upon exercise.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

LICENSE AND ROYALTY AGREEMENTS

In May 2004, the Company entered into a twenty year, worldwide trademark license agreement with Jenoptik AG for the exclusive use of the JENOPTIK trademark on non-professional consumer imaging products including, but not limited to, digital, single use and traditional cameras, and other imaging products and related accessories. The license agreement provided for a one-time payment of
(euro)1,500,000 or approximately $1.8 million, a royalty of one-half of one percent (0.5%) of net sales of licensed products for the first ten (10) years of the license and a royalty of six-tenths of one percent (0.6%) of net sales of licensed products for the second ten (10) years of the license. There are no minimum guaranteed royalty payments.

In August 2002, the Company entered into two worldwide trademark license agreements with Polaroid Corporation ("Polaroid"). These agreements provide for the exclusive (with the exception of products already released by Polaroid into the distribution chain), worldwide use by the Company of the POLAROID trademark in connection with the manufacture, distribution, promotion and sale of single use cameras and traditional film based cameras, including zoom cameras, and certain related accessories. The licenses do not include instant or digital cameras. Each license includes an initial term of three and one half years and may be renewed under the same economic terms at the Company's option for an additional three-year period. Each license agreement provides for the payment by the Company of $3.0 million of minimum royalties, or $6.0 million in total, which amounts have been paid and will be fully credited against percentage royalties. The minimum royalty payments were recorded as prepaid assets. These royalty-related assets are amortized based upon a percentage of estimated sales expected over the remaining life of the licensing agreements.

Effective January 1, 2001, the Company entered into a twenty year license agreement with Fuji Photo Film Ltd. ("Fuji"). Under the license agreement, Fuji granted to the Company a worldwide (excluding Japan until January 1, 2005) non-exclusive license to use certain of Fuji's patents and patent applications related to single use cameras. In consideration of the license, the Company agreed to pay a license fee and certain royalty payments to Fuji. Accordingly, a significant portion of the balance for patents, trademarks and licenses, net in "Other assets" in the accompanying condensed consolidated balance sheets at April 2, 2005 and July 3, 2004, was an asset associated with the Fuji license. The Company has also recorded as a liability a corresponding amount that was included in licensing related obligations in "Other long-term liabilities" in the accompanying condensed consolidated balance sheets at April 2, 2005 and July 3, 2004, which was equal to the present value of future license fee payments. These assets are amortized based on quantities of units produced.

Additionally, the Company has other license and royalty agreements that require the payment of royalties based on the manufacture, reproduction, and/or sale of certain products. Total amortization and royalty expense for all licensing and royalty agreements for Third Quarter Fiscal 2005 and Third Quarter Fiscal 2004, was $1.2 million for each period. Total amortization and royalty expense for all licensing and royalty agreements for Fiscal 2005 YTD and Fiscal 2004 YTD, was $4.3 million and $4.4 million, respectively.

INTELLECTUAL PROPERTY CLAIMS

From time to time, the Company receives patent infringement claims which it analyzes and, if appropriate, takes action to avoid infringement, settle the claim or negotiate a license. Those claims for which legal proceedings have been initiated against the Company are discussed in Note 10 - Litigation and Settlements. The Company has also received notifications from three entities, one of which was a significant customer of the Company, alleging that certain of the Company's digital cameras infringe upon those entities' respective patents. The Company is engaged in discussions with these three entities regarding resolution of the claims.

Based on our initial assessment of the first two claims, infringement of one or more patents is probable if the patents are valid. Based upon the licensing discussions to date, we preliminarily estimate the potential royalties due to these two claimants for digital camera sales through April 30, 2005 to be between $0 and approximately $4.5 million in the aggregate. The actual royalty amounts, if any, for past and future sales are dependent upon the outcome of the negotiations. The Company has notified certain of its suppliers of the Company's right to be indemnified by the suppliers in the event the Company is required to pay royalties or damages to either claimant. The Company is unable to reasonably estimate the amount of the potential loss, if any, within the range of estimates relating to these claims. Accordingly, no amounts have been accrued related to these claims as of April 2, 2005. With respect to the third claim, it is too early to assess the probability of a favorable or unfavorable outcome or the loss or range of loss, if any, and therefore, no amounts have been accrued relating to this claim as of April 2, 2005. The Company is assessing potential claims of indemnification against certain of its suppliers with respect to this claim.

PURCHASE COMMITMENTS

At April 2, 2005, the Company had $20.5 million in purchase commitments relating to the procurement of raw materials, components, and finished goods inventory from various suppliers.

NOTE 10 - LITIGATION AND SETTLEMENTS:

In July 2002, a class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be shareholders of the Company. On August 20, 2002, the Company filed a motion to dismiss the complaint and in December 2002, the Company's motion was granted by the court and the complaint was dismissed. In January 2003, an amended class action complaint (the "Amended Complaint") was filed adding certain of the Company's current and former directors as defendants. The lead plaintiffs in the Amended Complaint sought to act as representatives of a class consisting of all persons who purchased the Company's Common Stock (i) issued pursuant to the Company's September 26, 2000 secondary offering (the "Secondary Offering") or (ii) during the period from September 26, 2000 through June 22, 2001, inclusive. On April 18, 2003, the Company filed a motion to dismiss the Amended Complaint and on August 27, 2004, the court (i) dismissed all claims against the defendants related to the Secondary Offering and (ii) dismissed all claims against the defendants related to allegations of misconduct occurring before February 2001 or after April 2001 (the period February 2001 through April 2001 hereinafter referred to as the "Shortened Class Period"). The allegations remaining in the Amended Complaint are centered around claims that the Company failed to disclose, in periodic reports it filed with the Securities and Exchange Commission ("SEC") and in press releases it made to the public during the Shortened Class Period regarding its operations and financial results, that a large portion of its accounts receivable was represented by a delinquent and uncollectible balance due from then customer, KB Gear Interactive, Inc. ("KB Gear"), and claims that such failures artificially inflated the price of the Common Stock. The Amended Complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. Pursuant to a scheduling order of the court, trial in this matter is scheduled to commence on November 13, 2006. The Company intends to vigorously defend the lawsuit and will continue to engage in motion practice to dismiss or otherwise limit the claims set forth in the Amended Complaint. Although the Company believes this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained. On September 17, 2002, the Company was advised by the staff of the SEC that it is conducting an informal inquiry related to the matters described above and requested certain information and materials related thereto. On October 15, 2002, the staff of Nasdaq also requested certain information and materials related to the matters described above and as to matters related to the previously reported embezzlement of Company funds by a former employee, uncovered in April 2002. The Company provided the requested information to the SEC and Nasdaq. The Company has not received any further communication from the SEC with respect to the informal inquiry or from Nasdaq with respect to its request since the Company last responded in February 2003.

Between September and November 2004, a number of related class action complaints were filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be shareholders of the Company. If not dismissed by the court, the Company expects these cases to be consolidated into one case. The plaintiffs in these complaints seek to act as representatives of a class consisting of all persons who purchased the Company's Common Stock during either the period from August 14, 2003 through May 10, 2004, inclusive, or the period from August 14, 2003 through October 4, 2004, inclusive (the "Class Period"), and who were allegedly damaged thereby. The allegations in the complaints are centered around claims that the Company failed to disclose, in periodic reports it filed with the SEC and in press releases it made to the public during the Class Period regarding its operations and financial results, the full extent of the Company's excess, obsolete and otherwise impaired inventory, and claims that such failures artificially inflated the price of the Common Stock. The complaints seek unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The Company intends to vigorously defend the lawsuits. The lawsuits are in the earliest stage and discovery has not yet commenced. Although the Company believes the lawsuits are without merit, the outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained. In a letter dated November 19, 2004, the Company was advised by the staff of the SEC that it is conducting an investigation related to the matters described above. The Company has provided the requested information to the SEC and continues to communicate and cooperate with the SEC with respect to the investigation and any further requests for information.

On November 16, 2004, a shareholder derivative suit was initiated against certain of the Company's current and former officers and directors, and the Company as a nominal defendant, in the United States District Court for the District of New Jersey by an individual purporting to be a shareholder of the Company. The complaint alleges that the individual defendants breached their duties of loyalty and good faith by causing the Company to misrepresent its financial results and prospects, resulting in the class action complaints described in the immediately preceding paragraph. The complaint seeks unspecified damages, repayment of salaries and other remuneration from the individual defendants, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. In March 2005, the court granted a motion by the individual defendants and the Company to transfer the action to the United States District Court for the Southern District of Florida where the related class action suits are currently pending. In May 2005, the court consolidated this case with the related class action suits for discovery purposes only. The lawsuit is in the earliest stage and discovery has not yet commenced. Although the Company believes this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate effect on the Company, which could be material, cannot be ascertained.

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

In April 2004, a patent infringement complaint was filed by Compression Labs, Inc. against 28 defendants, including the Company, in the United States District Court for the Eastern District of Texas. The complaint asserts that the defendants have conducted activities which infringe U.S. Patent No. 4,698,672, entitled Coding System for Reducing Redundancy. The complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. In February 2005, pursuant to an order of the Judicial Panel on Multi-District Litigation, this action was transferred to the United States District Court for the Northern District of California. It is too early to assess the probability of a favorable or unfavorable outcome or the loss or range of loss, if any, and therefore, no amounts have been accrued relating to this action. The Company has notified several third parties of its intent to seek indemnity from such parties for any costs or damages incurred by the Company as a result of this action.

On October 6, 2004, a patent infringement complaint was filed by Honeywell International, Inc. and Honeywell Intellectual Properties, Inc., against 27 defendants, including the Company, in the United States District Court for the District of Delaware. The complaint asserts that the defendants have conducted activities which infringe U.S. Patent No. 5,280,371, entitled Directional Diffuser for a Liquid Crystal Display. The complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The proceedings in this action against the Company and other similarly situated defendants have been stayed by the court pending the resolution of the infringement actions against the liquid crystal display manufacturers. It is too early to assess the probability of a favorable or unfavorable outcome or the loss or range of loss, if any, and therefore, no amounts have been accrued relating to this action. The Company has notified several third parties of its intent to seek indemnity from such parties for any costs or damages incurred by the Company as a result of this action.

The Company is involved from time to time in routine legal matters incidental to its business. Based upon available information, the Company believes that the resolution of such matters will not have a material adverse effect on its financial position or results of operations.

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

NOTE 12 - RESTRUCTURING AND OTHER CHARGES:

During Second Quarter Fiscal 2005, the Company announced a restructuring plan and cost-reduction initiatives ("Restructuring Initiatives") designed to eliminate the Company's reliance on internally designed and manufactured digital cameras and increase the design, co-development and purchase of digital cameras from contract manufacturers so as to continue to provide competitive products to the retail market. The Company's reliance on internally designed and manufactured digital cameras is expected to be eliminated by the end of the fourth quarter of Fiscal 2005. The Restructuring Initiatives are a result of the Company's previously announced strategic review process to determine how the Company may better compete in the digital camera market.

The Restructuring Initiatives were substantially implemented by the end of Second Quarter Fiscal 2005 and also consisted of the termination of approximately 1,200 employees either as a result of voluntary or involuntary terminations. During the Third Quarter Fiscal 2005, approximately 400 additional employees were terminated either as a result of voluntary or involuntary terminations. These employees were primarily employed in manufacturing, engineering, sales, marketing and administration functions in the Peoples Republic of China ("PRC"). During the Third Quarter Fiscal 2005, the Company incurred approximately $0.3 million in expense related to employee severance costs and expects to incur an additional $0.3 million related to employee severance costs relating to the Restructuring Initiatives during the remainder of Fiscal 2005. During Fiscal 2005 YTD, the Company has incurred approximately $1.0 million in expense related to employee severance costs in connection with the Restructuring Initiatives. At April 2, 2005, the Company had a restructuring reserve recorded in the amount of $0.2 million representing the unpaid amount of the accrued employee severance costs, and such expenses are included in the financial statement caption "Accrued expenses" in the accompanying condensed consolidated financial statements.

In connection with the Restructuring Initiatives, the Company also recorded restructuring-related inventory charges in the amount of $0.7 million and $4.3 million during the Third Quarter Fiscal 2005 and Fiscal 2005 YTD, respectively, primarily related to raw material, component, and finished goods inventories related to digital cameras the Company will no longer manufacture. Since the Company has ceased the production of most of its digital cameras, the Company reduced the remaining useful lives of certain molds and tooling used in the production of these digital cameras during Second Quarter Fiscal 2005 because the products are either no longer in production or have a shortened product life and these specific molds and tooling do not have alternative production uses. During the Third Quarter Fiscal 2005 and Fiscal 2005 YTD, the Company recorded an additional $0.7 million and $1.2 million, respectively, in depreciation expense related to the reduction in useful lives of the molds and tooling. See
Note 5 - Inventories and Note 6 - Property, Plant, and Equipment, Net. The Table below reconciles the beginning and ending balances of the restructuring liability and details the restructuring charges incurred.

(in thousands)
Restructuring Liability

                                                                          Accrual                                          Accrual
                                           (+)             (-)               at             (+)             (-)               at
                                         Charges         Payment           1/1/05         Charges         Payment           4/2/05
                                        ---------       ---------        ---------       ---------       ---------        ---------
Severance                               $     702       $    (542)       $     160       $     262       $    (242)       $     180
                                        =========       =========        =========       =========       =========        =========

                                                                                         Inventory
Restructuring Charges                                         Severance                 Impairment                   Total
---------------------                                  ---------------------      -----------------------     ---------------------

Third Quarter Fiscal 2005
Cost of products sold                                              $248                       $671                        $919
General and administrative expense                                   10                          -                          10
Selling expense                                                       4                          -                           4
                                                       ---------------------      -----------------------     ---------------------
Total                                                              $262                       $671                        $933
                                                       =====================      =======================     =====================

Fiscal 2005 YTD
Cost of products sold                                              $949                     $4,272                      $5,221
General and administrative expense                                   11                          -                          11
Selling expense                                                       4                          -                           4
                                                       ---------------------      -----------------------     ---------------------
Total                                                              $964                     $4,272                      $5,236
                                                       =====================      =======================     =====================

In connection with the Restructuring Initiatives, the Company also incurred other charges related to retention costs of employees that were not terminated. The services of these employees benefit parts of the business other than the manufacture of digital cameras. During the Third Quarter Fiscal 2005 and Fiscal 2005 YTD, the Company incurred approximately $0.1 million, respectively, in expenses related to employee retention costs and expects to incur a total expense of approximately $0.3 million in retention costs through December 31, 2005, provided such employees are retained through that date.

Cost Reduction Initiatives. During Third Quarter Fiscal 2005, as a result of the Company's continued evaluation of its cost structure and the strategic review process, the Company made a decision to reduce certain additional costs including, among other things, eliminating certain employee positions and consolidating certain of the Company's operations in the United Kingdom, France, and Germany into its operations in Jena, Germany (the "Cost Reduction Initiatives"). During Third Quarter Fiscal 2005, the Company recorded a charge in the amount of approximately $0.4 million related to employee severance costs incurred in connection with the Cost Reduction Initiatives. The cost reductions resulting from the Cost Reduction Initiatives initiated during Third Quarter Fiscal 2005 are expected to be realized principally in Fiscal 2006. The Table below details the other charges incurred.

(in thousands)
Other Charges Liability (Prepaid)

                                                                           Accrual                                          Accrual
                                                                          (Prepaid)                                        (Prepaid)
                                           (+)              (-)              at             (+)             (-)               at
                                         Charges         Payment           1/1/05         Charges         Payment           4/2/05
                                        ---------       ---------        ---------       ---------       ---------        ---------
Retention                               $      30       $     (73)       $     (43)      $     100       $     (61)       $      (4)
Severance                                    --              --               --               377            --                377
                                        ---------       ---------        ---------       ---------       ---------        ---------
                                        $      30       $     (73)       $     (43)      $     477       $     (61)       $     373
                                        =========       =========        =========       =========       =========        =========

Other Charges                                                 Retention                  Severance                   Total
-------------                                          ---------------------      -----------------------     ---------------------
Third Quarter Fiscal 2005
Cost of products sold                                              $ 67                       $ --                        $ 67
General and administrative expense                                   26                        241                         267
Selling expense                                                       7                        136                         143
                                                       ---------------------      -----------------------     ---------------------
Total                                                              $100                       $377                        $477
                                                       =====================      =======================     =====================

Fiscal 2005 YTD
Cost of products sold                                               $86                       $ --                        $ 86
General and administrative expense                                   28                        241                         269
Selling expense                                                      16                        136                         152
                                                       ---------------------      -----------------------     ---------------------
Total                                                              $130                       $377                        $507
                                                       =====================      =======================     =====================

NOTE 13 - SUBSEQUENT EVENTS:

Nasdaq Delisting Notification. Due to our delay in filing our quarterly reports on Form 10-Q for First Quarter Fiscal 2005 ("First Quarter Form 10-Q") and Second Quarter Fiscal 2005 ("Second Quarter Form 10-Q"), the Company was notified by Nasdaq that the Company's securities were subject to delisting from The Nasdaq Stock Market ("Nasdaq"). The Company appealed that determination, and Nasdaq granted the Company's request for an exception, notifying the Company on April 11, 2005 that it had met all requirements for continued listing. On May 13, 2005, however, the Company received another notice from Nasdaq indicating that because Nasdaq had not received the Company's Quarterly Report on Form 10-Q for Third Quarter Fiscal 2005 ("Third Quarter 10-Q") and because the Company did not expect to file the Third Quarter 10-Q on or before May 17, 2005, the Company's securities were subject to delisting from Nasdaq at the opening of business on May 24, 2005 unless the Company requested a hearing in accordance with Nasdaq's Marketplace Rule 4800 Series. The Company requested a hearing before a Nasdaq Listing Qualifications Panel, and a hearing has been scheduled for June 30, 2005. As a result of the Company's filing delinquency, a fifth character, "E", was appended to its trading symbol at the opening of business on May 17, 2005. The Company's securities have remained listed pending Nasdaq's decision on the matter.

Deferred Compensation Distribution Election. Effective April 5, 2005, the Company's Chairman and its Chief Operating Officer made elections to have their vested deferred compensation account balances which were earned and vested prior to December 31, 2004 under their respective Amended and Restated Supplemental Executive Retirement Plan and Agreement established by the Company (the "SERPs"), paid to them in one lump sum payment on the business day following the first anniversary of the effective date of the election. The Company's Chairman and the Chief Operating Officer have advised the Company that they made these elections, due primarily to the potential exposure to penalties and the uncertainty of tax consequences related to the deferred compensation arrangements as a result of The American Jobs Creation Act of 2004. The amounts payable to the Company's Chairman and the Chief Operating Officer under their respective SERPs are $6.9 million and $1.3 million, respectively. An amount equal to the current deferred compensation account balances of the SERPS is held in "rabbi trusts" previously established by the Company to fund its obligations under the SERPs. As a result of these elections, the assets held in the rabbi trusts and the obligations of the Company have been reclassified from "Other assets" and "Other long-term liabilities" to "Prepaid expenses and other current assets" and "Other current liabilities," respectively, in the condensed consolidated balance sheet as of April 2, 2005.

Additional Personnel Reductions. As a result of the Company's continued evaluation of its cost structure, subsequent to April 2, 2005, the Company made a decision to make further personnel reductions. The Company anticipates incurring a charge in the amount of approximately $0.2 million in the Fourth Quarter of Fiscal 2005 for employee severance costs related to the additional personnel reductions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Annual Report on Form 10-K, including the consolidated financial statements, and the related notes thereto, for the fiscal year ended July 3, 2004 ("Fiscal 2004"), of Concord Camera Corp. and subsidiaries (collectively referred to as "Concord," the "Company," "we," "us," or "our"). Except for historical information contained herein, the matters discussed below are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including, but not limited to, economic, governmental, political, competitive and technological factors affecting our operations, markets, products, prices and other factors discussed elsewhere in this report and other reports filed by us with the SEC. These factors may cause results to differ materially from the statements made in this report or otherwise made by or on our behalf. See "Forward-Looking Information: Certain Cautionary Statements" below.

                                    OVERVIEW

This overview should be read in conjunction with the overview in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for Fiscal 2004 and our First Quarter Form 10-Q and Second Quarter Form 10-Q.

We design, develop, manufacture and sell on a worldwide basis popularly priced, easy-to-use image capture products. Our products include digital, 35 mm traditional and single use cameras. We manufacture and assemble products in the Peoples Republic of China ("PRC") for sale to our retail sales and distribution ("RSD") customers and to our design and manufacturing services ("DMS") customers. We also purchase a significant amount of products from third-party manufacturers for sale to our RSD customers. We expect purchases from third-party manufacturers to continue to increase in Fiscal 2005 and ensuing years as a result of our previously announced restructuring plan and cost-reduction initiatives.

During Fourth Quarter Fiscal 2004, the Company acquired Jenimage Europe GmbH, a German corporation ("Jenimage"). Accordingly, the Third Quarter Fiscal 2005 and Fiscal 2005 YTD results include three months and nine months, respectively, of Jenimage's operating results. Pro forma results for Fiscal 2004 are not presented as the Fiscal 2004 results of Jenimage were not significant.

As previously reported, Fiscal 2004 losses were primarily attributable to our digital camera products. As a result, in Fiscal 2004, we initiated a strategic review process to determine how we may better compete in the digital camera market. As part of this process, we evaluated and continue to evaluate a number of strategies related to digital cameras. The strategic review process led to the restructuring plan and other cost-reduction initiatives announced and substantially implemented in December 2004 (the "Restructuring Initiatives"), which contemplate eliminating our reliance on internally designed and manufactured digital cameras and increasing the design, co-development and purchase of digital cameras from contract manufacturers. The objective of the Restructuring Initiatives is to significantly reduce costs and expenses and to achieve a more competitive business model with a goal to return to profitability. In Third Quarter Fiscal 2005 and subsequent thereto, we implemented additional cost-reduction initiatives (the "Cost Reduction Initiatives") and more stringent sales guidelines designed to improve gross profit margins in the sale of the Company's products. The Cost-Reduction Initiatives included, among other things, eliminating certain employee positions and consolidating certain of the Company's operations in the United Kingdom, France, and Germany into its operations in Jena, Germany. We expect the more stringent sales guidelines to improve overall gross profit margins on the sale of digital cameras, but to decrease sales volume of digital cameras in the Americas. We are continuing to review our strategies, including the implementation of additional cost-reduction initiatives, as well as the extent of our future participation in the digital camera market.

During Third Quarter Fiscal 2005 and Fiscal 2005 YTD, the Company experienced a substantial reduction in DMS sales primarily as a result of Kodak's decision to cease purchases under its two DMS contracts. This reduction in DMS sales had a material adverse effect on our results of operations for Fiscal 2005 YTD and we expect it will continue to have a material adverse effect on our results of operations in future periods unless we are able to substantially increase sales to other customers. See Note 2 - Significant Customers. Although the Company continues to seek and evaluate DMS business opportunities, the Company does not expect DMS sales to be significant in the Fourth Quarter Fiscal 2005.

During First Quarter Fiscal 2005, the Company implemented its world-wide fully integrated Enterprise Resource Planning System ("ERP System"), in part to improve the overall effectiveness of the Company's internal control over financial reporting ("Internal Control"), as well as its disclosure controls and procedures. In the Third Quarter Fiscal 2005, the Company integrated the Jenimage operations onto the ERP System. As previously disclosed, the Company has identified material weaknesses relating to the planning and implementation of the ERP System and to the Company's financial statement closing process that resulted in significant delays in accumulating data, performing analysis and evaluating results necessary to support the timely preparation of the Company's First and Second Quarter Forms 10-Q. The migration of the Jenimage operations onto the ERP System in Third Quarter Fiscal 2005 further exacerbated problems with the ERP System and the financial statement closing process, and the material weaknesses in these areas continued to exist as of April 2, 2005. In addition, during Third Quarter Fiscal 2005, the Company and its independent registered public accounting firm also identified six additional material weaknesses in the Company's Internal Control in the following areas:

   o Ineffective Information Technology control environment, including the design of the Company's information security and data protection controls;

   o Untimely detection and assessment of impairment of long-lived assets where indicators of impairment are present;

   o Inadequate review of the valuation of certain inventory balances in its worldwide inventory that resulted in post-closing journal entries to write down certain inventory items to market value;

   o Foreign currency translation, including the ability of certain managers to record journal entries without adequate review or supporting documentation and an inability by management to adequately explain fluctuations in quarterly analyses;

   o Inadequate resources and senior management's involvement in the detailed compilation and preparation of the Company's financial reports and analysis, as a result of which senior management is unable to provide quality assurance in the financial statement review process; and

   o Lack of the necessary depth of personnel with sufficient technical accounting experience with U.S. GAAP to perform an adequate and effective secondary review of technical accounting matters.

The Company has implemented several steps and it intends to implement additional steps to remediate the material weaknesses in its Internal Control identified above, including the commitment of significant financial and IT personnel resources to resolving ERP System issues, the engagement of additional personnel in the finance and accounting department, and the implementation of several improvements in the area of general IT controls. In addition, the Company also performed significant additional manual controls, processes and procedures during the First, Second and Third Quarters Fiscal 2005 to ensure the integrity of its financial reporting process and to ensure that its financial statements fairly present in all material respects the financial condition and results of operation of the Company. See Item 4 - Controls and Procedures.

The loss before income taxes in Third Quarter Fiscal 2005 was approximately $0.8 million less than Third Quarter Fiscal 2004 after excluding variable stock-based income of $3.7 million recorded in Third Quarter Fiscal 2004. Additional factors included in the approximate $0.8 million change in quarter-over-quarter results of operations are as follows:

   1. Lower general and administrative expenses;

   2. Lower single use camera net sales and gross profit and lower digital camera gross profit;

   3. Lower single use and digital camera production volumes resulting in under absorption of manufacturing labor and overhead and other costs;

   4. Restructuring and other charges; and

   5. Higher selling costs.

1. Lower General and Administrative ("G&A") Expense

We incurred lower G&A expenses primarily due to decreases in professional fees associated with installing an ERP System and costs associated with implementing measures to comply with the Sarbanes-Oxley Act of 2002 ("Sarbanes Oxley"). However, we expect costs associated with Sarbanes Oxley compliance measures will increase significantly during Fourth Quarter Fiscal 2005. G&A expenses in the Third Quarter Fiscal 2005 include costs incurred by Jenimage.

2. Lower Single Use Camera Net Sales and Gross Profit and Lower Digital Camera Gross Profit.

During Third Quarter Fiscal 2005, we experienced a reduction in single use camera sales resulting primarily from reduced sales to Kodak as a result of the winding down of purchases under our two DMS contracts with Kodak in Second Quarter Fiscal 2005. Reduced single use camera sales volume resulted in lower gross profit. See Note 2 - Significant Customers in the Notes to Condensed Consolidated Financial Statements. While the aggregate volume of digital camera sales increased over last year's comparable period due to the inclusion of Jenimage, average digital camera selling prices continued to decline because of competitive pricing and lower inventory turnover experienced by certain RSD customers. These reduced selling prices led to a higher gross deficit on digital cameras.

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

4. Restructuring and Other Charges

As a result of the Restructuring Initiatives, we incurred approximately $0.9 million in restructuring and other charges during Third Quarter Fiscal 2005 and we expect to incur additional charges of approximately $0.7 million during the quarter ending July 2, 2005, ("Fourth Quarter Fiscal 2005") and approximately $0.4 million during Fiscal 2006. During Third Quarter Fiscal 2005, we incurred expenses relating to the other charges totaling approximately $0.5 million and we expect to incur additional charges of approximately $0.4 million during Fourth Quarter Fiscal 2005. During the Third Quarter Fiscal 2005, the Company recorded additional depreciation expense related to equipment, tooling, and other fixed assets of $0.7 million and expects to incur additional depreciation expense of approximately $0.3 million during the Fourth Quarter Fiscal 2005. See
Note 12 - Restructuring and Other Charges in the Notes to Condensed Consolidated Financial Statements. The cost reductions resulting from the Restructuring Initiatives and Cost-Reduction Initiatives are expected to be realized principally in Fiscal 2006. The Company expects to make payments relating to the restructuring and other charges of approximately $0.8 million during the Fourth Quarter Fiscal 2005 and expects to make payments of approximately $0.6 million during Fiscal 2006. The Company plans to fund these disbursements from its cash and cash equivalents.

5. Higher Selling Costs

We incurred higher selling costs primarily from the cost of additional sales and marketing personnel, royalty expense related to the Polaroid and Jenoptik brand licenses and increases in freight-related shipping costs. In addition, selling costs increased due to Jenimage.

The factors listed above more than offset the quarter-over-quarter decrease in digital camera and component inventory charges of $3.1 million. However, we still continue to experience significant competition and substantial price declines in digital cameras. During Third Quarter Fiscal 2005, these price declines resulted in a higher gross deficit and a $3.7 million inventory charge to lower the carrying values of certain digital camera components, finished goods and return camera inventory below their cost basis to their estimated market values as compared to a $6.8 million inventory charge in Third Quarter Fiscal 2004. Sales of certain digital cameras whose carrying values have been lowered in the prior and current periods to estimated market values resulted in significantly lower gross profit, or a higher gross deficit. Further, we continue to anticipate that for the remainder of Fiscal 2005 sales of certain digital cameras whose carrying values were reduced previously and within this quarter will result in significantly lower gross profit, or a higher gross deficit, in both dollars and as a percentage of net sales, as there will be lower selling prices on the sales of these products.

Net Loss. The net loss in Third Quarter Fiscal 2005 decreased from the net loss in Third Quarter Fiscal 2004 primarily due to a non-recurring increase in the deferred income tax valuation allowance that resulted in an increase of $6.2 million in the provision for income taxes during Third Quarter Fiscal 2004.

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

REVENUE RECOGNITION

The Company recognizes revenue, in accordance with SAB Nos. 101 and 104, when title and risk of loss are transferred to the customer, the sales price is fixed or determinable, persuasive evidence of an arrangement exists and collectibility is probable. Title and risk of loss generally transfer when the product is delivered to the customer or upon shipment, depending upon negotiated contractual arrangements. Sales are recorded net of anticipated returns which the Company estimates based on historical rates of return, adjusted for current events as appropriate, in accordance with Statement of Financial Accounting Standard No. 48, Revenue Recognition When Right of Return Exists ("SFAS No. 48"). If actual future returns are higher than estimated, then net sales could be adversely affected. The Company has assessed the appropriateness of the timing of revenue recognition in accordance with SFAS No. 48.

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

INVENTORIES

Inventory purchases and commitments are based upon future demand forecasts. If
(i) there is a sudden and significant decrease in demand for our products; (ii) there is a higher rate of inventory obsolescence because of rapidly changing technology and customer requirements; and/or (iii) the market value and selling prices of our products to our customers decline or the price at which these customers can purchase similar products from other manufacturers is lower than ours, we may be required to reduce our inventory values resulting from lower of cost or market value adjustments and our gross profit could be adversely affected. The obsolescence risk related to digital finished goods, components, work-in process, raw material, and return camera inventory is more significant than the same inventory classifications for traditional 35 mm and single use cameras due to rapid technological changes in the digital camera market.

DEFERRED INCOME TAXES

The deferred income tax asset valuation allowance is based on our assessment of the realizability of our deferred income tax assets on an ongoing basis and may be adjusted from time to time as necessary. In determining the deferred income tax valuation allowance, we have considered future taxable income and the feasibility of tax planning initiatives and strategies. Should we determine that it is more likely than not that we will realize certain of our deferred income tax assets in the future, an adjustment would be required to reduce the existing deferred income tax valuation allowance and increase income. Conversely, if we determine that we would not be able to realize a recorded deferred income tax asset, an adjustment to increase our deferred income tax valuation allowance would be charged to the results of operations in the period such conclusion was made. Such charge could have an adverse effect on our provision for income taxes included in our results of operations. Currently, the Company has recorded a deferred income tax valuation allowance for the entire balance of its deferred income tax assets as of April 2, 2005.

SALES RETURNS

We establish a provision for estimated sales returns based on historical product return trends. If the actual future returns are higher than we estimated, our net sales could be adversely affected.

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

ACCOUNTING FOR LITIGATION AND SETTLEMENTS

We are involved in various legal proceedings. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties and the possibility of governmental intervention. Management assesses the probability of loss for such contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. While certain of these matters involve substantial amounts, management believes based on available information that the ultimate resolution of such legal proceedings will not have a material adverse effect on the financial position or results of operations of the Company taken as a whole.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For a discussion of recently issued accounting pronouncements, see Note 4 - Recently Issued Accounting Pronouncements in the Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

QUARTER ENDED APRIL 2, 2005 COMPARED TO THE QUARTER ENDED MARCH 27, 2004

NET SALES

Net sales for the Third Quarter Fiscal 2005 were $26.2 million, a decrease of $2.1 million, or 7.5%, as compared to net sales for Third Quarter Fiscal 2004. The decrease in net sales was mostly due to a reduction in single use camera sales to Kodak that was partially offset by increased single use camera sales to two significant RSD customers and net sales related to Jenimage.

RSD net sales were $26.1 million for Third Quarter Fiscal 2005, an increase of $6.7 million, or 34.8%, as compared to the Third Quarter Fiscal 2004, and accounted for 99.7% of total net sales.

RSD net sales from our operations in the Americas for the Third Quarter Fiscal 2005 were $17.5 million, an increase of $4.3 million, or 32.2%, as compared to the Third Quarter Fiscal 2004. The increase in RSD net sales was due primarily to increased sales to two significant customers. The increase in sales to one RSD customer was due to a reduction in such customer's overstocked inventory levels of single use cameras. We expect sales of single use cameras to this customer to continue to increase as its inventory levels decrease. The increase in sales to the other RSD customer was attributable to increased sales of single use cameras to such customer. See Note 2 - Significant Customers in the Notes to Condensed Consolidated Financial Statements.

RSD net sales from our operations in Europe for the Third Quarter Fiscal 2005 were $8.3 million, an increase of $2.4 million, or 41.2%, as compared to the Third Quarter Fiscal 2004. This increase was attributable to the inclusion of Jenimage.

DMS net sales were $0.1 million for the Third Quarter Fiscal 2005, a decrease of $8.9 million, or 99.2%, as compared to the Third Quarter Fiscal 2004, and accounted for 0.3% of total net sales. The decrease in DMS net sales was primarily attributable to the winding down of sales to Kodak, for whom the Company had manufactured products under two DMS agreements. Sales to Kodak in the Third Quarter Fiscal 2005 accounted for 0.3% of total net sales as compared to 31.6% of total net sales in Third Quarter Fiscal 2004. As previously reported, Kodak advised the Company of its intent to cease purchases under the two DMS contracts during Second Quarter Fiscal 2005. The winding down of sales to Kodak had a material adverse effect on results of operations for Third Quarter Fiscal 2005, and we expect that the cessation of sales to Kodak will have a material adverse effect on our results of operations in future periods unless we are able to substantially increase sales to other customers. See Note 2 - Significant Customers in the Notes to Condensed Consolidated Financial Statements.

Net sales from our operations in Asia for the Third Quarter Fiscal 2005 were $0.3 million, a decrease of $8.8 million, or 96.9%, as compared to the Third Quarter Fiscal 2004. The decrease was attributable primarily to a reduction in sales volume to Kodak partially offset by sales from our new subsidiary in Japan.

GROSS (DEFICIT) PROFIT

Gross (deficit) for the Third Quarter Fiscal 2005 was $(5.7) million, or (21.8)% of net sales, versus gross (deficit) of $(5.7) million, or (20.1)% of net sales, in the Third Quarter Fiscal 2004. During Third Quarter Fiscal 2005, gross (deficit), in dollars and as a percentage of net sales, was negatively affected by the following factors: (i) reduced sales volume of single use cameras and lower average selling prices for digital cameras, (ii) a $3.7 million charge to reduce the carrying value of certain finished goods, components, work-in process, raw material, and return camera inventory below their cost basis to their estimated market value resulting from price declines, (iii) lower production volumes in our manufacturing facilities which created under absorption of manufacturing labor and overhead and other costs, (iv) increased depreciation of $0.7 million for molds and tooling related to certain digital cameras, and (v) restructuring charges of $0.3 million related to employee severance costs attributable to the Company's decision to eliminate its reliance on internally designed and manufactured digital cameras.

Product engineering, design and development costs for the Third Quarter Fiscal 2005 and the Third Quarter Fiscal 2004, in dollars and as a percentage of net sales, were $1.9 million (7.1%) and $2.4 million (8.6%), respectively. We expect engineering, design and product development costs, excluding restructuring and other charges, to decrease during the remainder of Fiscal 2005 as we increase our purchases of digital cameras from third-party manufacturers in connection with our Restructuring Initiatives. For further discussion, see "Inventories" in the Critical Accounting Policies above, and Note 12 - Restructuring and Other Charges in the Notes to Condensed Consolidated Financial Statements.

OPERATING EXPENSES

Selling expenses for the Third Quarter Fiscal 2005 were $3.8 million, or 14.4% of net sales, compared to $3.2 million, or 11.4% of net sales, for the Third Quarter Fiscal 2004. The increase was primarily due to the cost of additional sales and marketing personnel, royalty expense related to the Polaroid brand licenses, and increases in freight-related shipping costs. Selling expenses in the Third Quarter Fiscal 2005 included costs incurred by Jenimage.

General and administrative ("G&A") expenses for the Third Quarter Fiscal 2005 were $5.4 million, or 20.7% of net sales, compared to $7.2 million, or 25.5% of net sales, for the Third Quarter Fiscal 2004. The decrease in G&A expenses was primarily due to decreases in professional fees associated with installing an ERP System and costs associated with implementing measures to comply with the Sarbanes Oxley. We expect costs associated with Sarbanes-Oxley compliance measures will increase during Fourth Quarter Fiscal 2005. G&A expenses in the Third Quarter Fiscal 2005 include costs incurred by Jenimage.

Variable stock-based compensation expense for the Third Quarter Fiscal 2005 was $0 because the common stock price was lower than the repriced options' exercise price of $5.97 at the beginning and end of the fiscal period. Variable stock-based compensation income for the Third Quarter Fiscal 2004 was $3.7 million because the Company's stock price on March 27, 2004 was lower than the common stock prices used to compute variable stock-based compensation expense in the previous quarters. See Note 3 - Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

INTEREST EXPENSE

Interest expense was $0.2 million and $0.1 million for the Third Quarter Fiscal 2005 and the Third Quarter Fiscal 2004, respectively.

OTHER INCOME, NET

Other income, net was $0.4 million and $0.7 million for the Third Quarter Fiscal 2005 and the Third Quarter Fiscal 2004, respectively. The decrease is primarily attributable to a reduction in foreign exchange gains. See Note 3 - Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

INCOME TAXES

Management periodically evaluates the realizability of the Company's deferred income tax assets. In the Third Quarter Fiscal 2005 and Fourth Quarter of Fiscal 2004, based on all the available evidence, management determined that it was not more likely than not that its deferred income tax assets will be fully realized. Accordingly, the Company has a deferred income tax valuation allowance for the entire balance of its deferred income tax assets as of April 2, 2005 and July 3, 2004.

As of March 27, 2004, management evaluated the Company's deferred tax assets and concluded it was not more likely than not that a portion of its deferred income tax asset will be realizable. Accordingly, the Company recorded an adjustment to increase the deferred income tax valuation allowance to $7.2 million. This adjustment reflected a change in circumstances which resulted in a judgment that, based on the provision in SFAS No. 109 that restricts the Company's ability to consider forecasts of future income on tax planning strategies and the effects of the current results and business environment, amounts of deferred tax assets relating to the United States, Europe and Hong Kong, may not be realized. The change in circumstances arose from an assessment of the then current economic climate, particularly the continuance of competitive pricing pressures in the industry, that provided negative evidence about the Company's ability to realize certain deferred income tax assets.

The Company estimates its interim effective tax rate before consideration of a valuation allowance based upon its projected consolidated annual effective income tax rate. This rate is largely a function of the amounts of pre-tax income or loss attributed to both domestic and foreign operations, the application of their respective statutory tax rates and the anticipated utilization of available net operating loss carryforwards to reduce taxable income. A significant portion of the Company's pre-tax loss was generated in Hong Kong, where the statutory tax rate is 8.75%. The Company recorded a provision for income taxes of $0.1 million and $5.7 million for Third Quarter Fiscal 2005 and Third Quarter Fiscal 2004, respectively. The Third Quarter Fiscal 2005 income tax provision relates to income tax liabilities incurred by certain of the Company's foreign subsidiaries. These foreign subsidiaries do not have net operating losses to offset such liabilities.

NET LOSS

As a result of the matters described above, we incurred a net loss of $(14.9) million, or $(0.51) per diluted common share, for the Third Quarter Fiscal 2005 as compared to a net loss of $(17.6) million, or $(0.61) per diluted common share, for the Third Quarter Fiscal 2004.

RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 2, 2005 COMPARED TO THE NINE MONTHS ENDED MARCH 27, 2004

NET SALES

Net sales for the nine months ended April 2, 2005 ("Fiscal 2005 YTD") were $123.5 million, a decrease of $27.2 million, or 18.1%, as compared to net sales for the nine months ended March 27, 2004 ("Fiscal 2004 YTD"). The decrease in net sales was mostly due to a reduction in single use cameras sold to significant RSD and DMS customers and lower average selling prices for digital cameras resulting from significant pricing competition. This reduction in net sales was partially offset by net sales related to Jenimage.

RSD net sales were $110.4 million for Fiscal 2005 YTD, a decrease of $6.8 million, or 5.8%, as compared to the same period last year, and accounted for 89.4% of total net sales.

RSD net sales from our operations in the Americas for Fiscal 2005 YTD were $54.8 million, a decrease of $27.8 million, or 33.6%, as compared to Fiscal 2004 YTD. The decrease in RSD net sales was due primarily to reduced sales to two significant customers. This decrease in sales had a material adverse impact on Fiscal 2005 YTD results of operations. The reduction in sales to one RSD customer was due to such customer's overstocked inventory levels of single use cameras during the first and second quarters of Fiscal 2005. During Third Quarter Fiscal 2005, sales to this customer increased over Second Quarter Fiscal 2005, and we expect sales of single use cameras to this customer will continue to increase as its inventory levels decrease. The reduction in sales to the other RSD customer was attributable to a reduction in sales of digital cameras partially offset by an increase in sales of single use cameras to such customer. See Note 2 - Significant Customers in the Notes to Condensed Consolidated Financial Statements.

RSD net sales from our operations in Europe for Fiscal 2005 YTD were $50.9 million, an increase of $18.2 million, or 55.8%, as compared to the same period last year. This increase was attributable to the inclusion of Jenimage.

DMS net sales were $13.1 million for Fiscal 2005 YTD, a decrease of $20.5 million, or 60.9%, as compared to Fiscal 2004 YTD, and accounted for 10.6% of total net sales. The decrease in DMS net sales was primarily attributable to lower sales to Kodak, for whom the Company manufactured products under two DMS agreements. Sales to Kodak in Fiscal 2005 YTD accounted for 10.2% of total net sales, while in Fiscal 2004 YTD, sales to Kodak accounted for 18.2% of total net sales. As previously reported, Kodak advised the Company that it intended to cease purchases under the two DMS contracts during Second Quarter Fiscal 2005. The winding down of sales to Kodak had a material adverse effect on the Company's results of operations for Fiscal 2005 YTD, and we expect that the cessation of sales to Kodak will have a material adverse effect on our results of operations in future periods unless we are able to substantially increase sales to other customers. See Note 2 - Significant Customers in the Notes to Condensed Consolidated Financial Statements.

Net sales from our operations in Asia for Fiscal 2005 YTD were $17.8 million, a decrease of $17.7 million, or 49.9%, as compared to Fiscal 2004 YTD. The decrease was attributable primarily to a reduction in sales to Kodak partially offset by sales from our new subsidiary in Japan.

GROSS (DEFICIT) PROFIT

Gross (deficit) for Fiscal 2005 YTD was $(8.6) million, or (7.0)% of net sales, versus gross profit of $11.5 million, or 7.6% of net sales, in Fiscal 2004 YTD. During Fiscal 2005 YTD, gross profit (deficit), in dollars and as a percentage of net sales, was negatively affected by the following factors: (i) reduced sales volume of single use cameras and lower average selling prices for digital cameras, (ii) a $8.1 million charge to reduce the carrying value of certain finished goods, components, work-in process, raw material, and return camera inventory below their cost basis to their estimated market value resulting from price declines, (iii) restructuring charges of $5.2 million consisting of a $4.3 million reduction in the carrying value of certain finished goods, components, work-in process, raw material, and return camera inventory below their cost basis to their estimated market value and $0.9 million related to employee severance costs attributable to the Company's Restructuring Initiatives, (iv) lower production volumes in our manufacturing facilities which created under absorption of manufacturing labor and overhead and other costs, and (v) increased depreciation of $1.2 million for molds and tooling related to certain digital cameras in connection with the Restructuring Initiatives.

Product engineering, design and development costs for Fiscal 2005 YTD and Fiscal 2004 YTD, in dollars and as a percentage of net sales, were $7.5 million (6.1%) and $7.6 million (5.0%), respectively. We expect engineering, design and product development costs, excluding restructuring and other charges, to decrease during the remainder of Fiscal 2005 as we increase our purchases of digital cameras from third-party manufacturers in connection with our Restructuring Initiatives. For further discussion, see "Inventories" in the Critical Accounting Policies above, and Note 12 - Restructuring and Other Charges in the Notes to Condensed Consolidated Financial Statements.

OPERATING EXPENSES

Selling expenses for Fiscal 2005 YTD were $12.7 million, or 10.3% of net sales, compared to $9.3 million, or 6.2% of net sales, for Fiscal 2004 YTD. The increase was primarily due to the cost of additional sales and marketing personnel, royalty expense related to the Polaroid brand licenses and increases in freight-related shipping costs. Selling expenses in Fiscal 2005 YTD included costs incurred by Jenimage.

G&A expenses for Fiscal 2005 YTD were $17.6 million, or 14.2% of net sales, compared to $18.7 million, or 12.4% of net sales, for Fiscal 2004 YTD. The decrease in G&A expenses was primarily due to decreases in professional fees associated with designing and installing our ERP System and costs associated with implementing measures necessary to comply with Sarbanes-Oxley partially offset by recording expenses of $0.6 million related to previously capitalized costs incurred in connection with potential acquisitions. We expect costs associated with Sarbanes-Oxley compliance measures will increase during the Fourth Quarter Fiscal 2005. G&A expenses in Fiscal 2005 YTD include costs incurred by Jenimage.

Variable stock-based compensation expense for Fiscal 2005 YTD was $0 because the common stock price was lower than the repriced options' exercise price of $5.97 at the beginning and end of the fiscal period. Variable stock-based compensation income for Fiscal 2004 YTD was $0.6 million because the Company's stock price on March 27, 2004 was lower than the common stock prices used to compute variable stock based compensation expense in previous quarters. See Note 3 - Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

INTEREST EXPENSE

Interest expense was $0.8 million and $0.5 million for Fiscal 2005 YTD and Fiscal 2004 YTD, respectively. The increase was due to increased short-term borrowings under credit facilities during Fiscal 2005 YTD as compared to Fiscal 2004 YTD.

OTHER INCOME, NET

Other income, net was $2.7 million and $0.5 million for Fiscal 2005 YTD and Fiscal 2004 YTD, respectively. The increase is primarily attributable to foreign exchange gains. See Note 3 - Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

INCOME TAXES

Management periodically evaluates the realizability of the Company's deferred income tax assets. In the Third Quarter Fiscal 2005 and Fourth Quarter of Fiscal 2004, based on all the available evidence, management determined that it was not more likely than not that its deferred income tax assets will be fully realized. Accordingly, the Company has a valuation allowance for the entire balance of its deferred income tax assets as of April 2, 2005 and July 3, 2004.

As of March 27, 2004, management evaluated the Company's deferred income tax assets and concluded it was not more likely than not that a portion of its deferred income tax asset will be realizable. Accordingly, the Company recorded an adjustment to increase the deferred income tax valuation allowance to $7.2 million. This adjustment reflected a change in circumstances which resulted in a judgment that, based on the provision in SFAS No. 109 that restricts the Company's ability to consider forecasts of future income on tax planning strategies and the effects of the current results and business environment, amounts of deferred income tax assets relating to the United States, Europe and Hong Kong, may not be realized. The change in circumstances arose from an assessment of the then current economic climate, particularly the continuance of competitive pricing pressures in the industry, that have provided negative evidence about the Company's ability to realize certain deferred income tax assets.

The Company estimates its interim effective tax rate before consideration of a valuation allowance based upon its projected consolidated annual effective income tax rate. This rate is largely a function of the amounts of pre-tax income or loss attributed to both domestic and foreign operations, the application of their respective statutory tax rates and the anticipated utilization of available net operating loss carryforwards to reduce taxable income. A significant portion of the Company's pre-tax loss was generated in Hong Kong, where the statutory tax rate is 8.75%. The Company recorded a provision for income taxes of $0.3 million and $5.2 million in Fiscal 2005 YTD and Fiscal 2004 YTD, respectively. Fiscal 2005 YTD income tax provision relates to income tax liabilities incurred by certain of the Company's foreign subsidiaries. These foreign subsidiaries do not have net operating losses to offset such liabilities.

NET LOSS

As a result of the matters described above, we incurred a net loss of $(37.2) million, or $(1.28) per diluted common share, for Fiscal 2005 YTD as compared to a net loss of $(21.1) million, or $(0.74) per diluted common share, for Fiscal 2004 YTD.

RESTRUCTURING AND OTHER CHARGES:

During Second Quarter Fiscal 2005, the Company announced a restructuring plan and cost reduction initiatives (the "Restructuring Initiatives") designed to eliminate the Company's reliance on internally designed and manufactured digital cameras and increase the design, co-development and purchase of digital cameras from contract manufacturers so as to continue to provide competitive products to the retail market. The Company's reliance on internally designed and manufactured digital cameras is expected to be eliminated by the end of the fourth quarter of Fiscal 2005. The Restructuring Initiatives are a result of the Company's previously announced strategic review process to determine how the Company may better compete in the digital camera market.

The Restructuring Initiatives were substantially implemented by the end of Second Quarter Fiscal 2005 and also consisted of the termination of approximately 1,200 employees either as a result of voluntary or involuntary terminations. During the Third Quarter Fiscal 2005, approximately 400 additional employees were terminated either as a result of voluntary or involuntary terminations. These employees were primarily employed in manufacturing, engineering, sales, marketing and administration functions in the PRC. During the Third Quarter Fiscal 2005, the Company incurred approximately $0.3 million in expense related to employee severance costs and expects to incur an additional $0.3 million related to employee severance costs relating to the Restructuring Initiatives during the remainder of Fiscal 2005. During Fiscal 2005 YTD, the Company has incurred approximately $1.0 million in expense related to employee severance costs in connection with the Restructuring Initiatives. At April 2, 2005, the Company had a restructuring reserve recorded in the amount of $0.2 million representing the unpaid amount of the accrued employee severance costs, and such expenses are included in the financial statement caption "Accrued expenses" in the accompanying condensed consolidated financial statements.

In connection with the Restructuring Initiatives, the Company also recorded restructuring-related inventory charges in the amount of $0.7 and $4.3 million during the Third Quarter Fiscal 2005 and Fiscal 2005 YTD, respectively, primarily related to raw material, component, and finished goods inventories related to digital cameras the Company will no longer manufacture. Since the Company has ceased the production of most of its digital cameras, the Company reduced the remaining useful lives of certain molds and tooling used in the production of these digital cameras during Second Quarter Fiscal 2005 because the products are either no longer in production or have a shortened product life and these specific molds and tooling do not have alternative production uses. During the Third Quarter Fiscal 2005 and Fiscal 2005 YTD, the Company recorded an additional $0.7 million and $1.2 million, respectively, in depreciation expense related to the reduction in useful lives of the molds and tooling. See
Note 5 - Inventories, Note 6 - Property, Plant, and Equipment, Net and Note 12 - Restructuring and Other Charges. The Table below details the restructuring charges incurred.

(in thousands)

                                                                                         Inventory
Restructuring Charges                                         Severance                  Impairment                   Total
---------------------                                  ---------------------      -----------------------     ---------------------

Third Quarter Fiscal 2005
Cost of products sold                                              $248                       $671                        $919
General and administrative expense                                   10                          -                          10
Selling expense                                                       4                          -                           4
                                                       ---------------------      -----------------------     ---------------------
Total                                                              $262                       $671                        $933
                                                       =====================      =======================     =====================

Fiscal 2005 YTD
Cost of products sold                                              $949                     $4,272                      $5,221
General and administrative expense                                   11                          -                          11
Selling expense                                                       4                          -                           4
                                                       ---------------------      -----------------------     ---------------------
Total                                                              $964                     $4,272                      $5,236
                                                       =====================      =======================     =====================

In connection with the Restructuring Initiatives, the Company also incurred other charges related to retention costs of employees that were not terminated. The services of these employees benefit parts of the business other than the manufacture of digital cameras. During the Third Quarter Fiscal 2005 and Fiscal 2005 YTD, the Company incurred approximately $0.1 million in expenses related to employee retention costs and expects to incur a total expense of approximately $0.3 million in retention costs through December 31, 2005, provided such employees are retained through that date.

During Third Quarter Fiscal 2005, as a result of the Company's continued evaluation of its cost structure and the strategic review process, the Company made a decision to reduce certain additional costs, including, among other things, eliminating certain employee positions and consolidating certain of the Company's operations in the United Kingdom, France and Germany into its operations in Jena, Germany (the "Cost Reduction Initiatives"). During Third Quarter Fiscal 2005, the Company recorded a charge in the amount of approximately $0.4 million related to employee severance costs incurred in connection with the Cost Reduction Initiatives. The cost reductions resulting from the Cost Reduction Initiatives initiated during Third Quarter Fiscal 2005 are expected to be realized principally in Fiscal 2006.

The Table below details the other charges incurred.

(in thousands)

Other Charges                                                 Retention                  Severance                   Total
-------------                                          ---------------------      -----------------------     ---------------------
Third Quarter Fiscal 2005
Cost of products sold                                              $ 67                      $  --                       $  67
General and administrative expense                                   26                        241                         267
Selling expense                                                       7                        136                         143
                                                       ---------------------      -----------------------     ---------------------
Total                                                              $100                       $377                        $477
                                                       =====================      =======================     =====================

Fiscal 2005 YTD
Cost of products sold                                              $ 86                      $  --                       $  86
General and administrative expense                                   28                        241                         269
Selling expense                                                      16                        136                         152
                                                       ---------------------      -----------------------     ---------------------
Total                                                              $130                       $377                        $507
                                                       =====================      =======================     =====================

Additional Personnel Reductions. As a result of the Company's continued evaluation of its cost structure, subsequent to April 2, 2005, the Company made a decision to make further personnel reductions. The Company anticipates incurring a charge in the amount of approximately $0.2 million in the fourth quarter of Fiscal 2005 for employee severance costs related to the additional personnel reductions.

LIQUIDITY AND CAPITAL RESOURCES

We are not aware of factors that are reasonably likely to adversely affect liquidity trends, other than those factors summarized under the caption "Risk Factors" in this report and in our most recent Annual Report filed with the SEC on Form 10-K for Fiscal 2004. We do not have, nor do we engage in, transactions with any special purpose entities. We are not engaged in hedging activities and had no forward exchange contracts outstanding at April 2, 2005. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with accounting principles generally accepted in the United States, and are more fully discussed below.

We believe that our cash and cash equivalents, short-term investments, anticipated cash flow from working capital, and amounts available under our credit facilities provide sufficient liquidity and capital resources for our anticipated working capital and capital expenditure requirements for at least the next twelve months.

Working Capital - At April 2, 2005, we had working capital of $67.5 million compared to $100.6 million at July 3, 2004, a decrease of $33.1 million.

Cash Used In Operating Activities - Cash used in operating activities during Fiscal 2005 YTD was $3.6 million, which compared favorably to cash used in operating activities of $22.9 million during Fiscal 2004 YTD. The changes in cash used in operating activities for the respective fiscal periods were primarily attributable to the net loss offset primarily by depreciation and other non-cash items and changes in accounts receivable and accounts payable.

Cash Provided By Investing Activities - Capital expenditures for Fiscal 2005 YTD and Fiscal 2004 YTD were $(1.7) million and $(3.8) million, respectively. The decrease related primarily to reduced expenditures on plant and equipment for our manufacturing facilities in the PRC. Purchases of short-term investments were $(6.7) million offset by proceeds from sales of available-for-sale investments of $13.4 million in Fiscal 2005 YTD. Proceeds from the sale of available-for-sale investments were $50.4 million and net purchases of short-term investments were $(31.9) million in Fiscal 2004 YTD.

Cash (Used in) Provided by Financing Activities - Cash (used in) provided by financing activities during Fiscal 2005 YTD and Fiscal 2004 YTD was approximately $(5.6) million and $1.2 million, respectively. The decrease in Fiscal 2005 YTD relates to the repayment of short-term borrowings under credit facilities.

Operating Leases- We enter into operating leases in the ordinary course of business (e.g., warehouse facilities, office space and equipment) where the economic profile is favorable. The effects of outstanding leases are not material to us in terms of either annual cash flow or total future minimum payments.

Purchase Commitments - As part of the ordinary course of our business, we enter into and have purchase commitments for materials, supplies, services, and property, plant and equipment. At April 2, 2005, the Company had $20.5 million in non-cancelable purchase commitments relating to the purchase of raw materials, components and finished goods inventory from various suppliers. Such commitments are not at prices in excess of current market values.

Other Contractual Obligations - We do not have any material financial guarantees or other contractual commitments that are reasonably likely to have an adverse affect on liquidity. See Hong Kong Financing Facilities below for additional information about our financial guarantees. See also Note 9-Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

Hong Kong Financing Facilities - The Company's Hong Kong subsidiary has various revolving demand credit facilities with The Hongkong and Shanghai Banking Corporation Limited ("HSBC") providing an aggregate of approximately $15.9 million in borrowing capacity. The revolving credit facilities are comprised of:
1) an approximate $14.0 million Import Facility with an approximate $2.6 million Packing Credit and Export sub-limit Facility, and 2) an approximate $1.9 million Foreign Exchange Facility (collectively, the "Hong Kong Financing Facilities"). The Hong Kong Financing Facilities are denominated in Hong Kong Dollars. Since 1983, the Hong Kong Dollar has been pegged to the U.S. Dollar. The Company guarantees all of the amounts under the Hong Kong Financing Facilities. Pursuant to an agreement dated June 10, 2004, the Company's Hong Kong subsidiary granted a security interest in substantially all of its assets to HSBC. Effective January 31, 2005, the Company's Hong Kong Subsidiary terminated and repaid its former Revolving Facility, denominated in European Central Bank Euros, in an amount of approximately $13 million (decreased from January 1, 2005 quarter-end due to foreign currency rate fluctuations) constituting all obligations owed thereunder. Neither the Company nor the Company's Hong Kong subsidiary incurred any termination fees or penalties in connection with the repayment and termination of the Revolving Facility. On or around February 24, 2005, the Company and HSBC agreed, among other things, to reduce the Company's borrowing capacity under the Import Facility from approximately $24 million to approximately $14 million, and to subordinate approximately $20 million in inter-company payables from the Company's Hong Kong subsidiary to the Company to any amounts owing or which may in the future become owing to HSBC by the Company's Hong Kong subsidiary. All of the Hong Kong Financing Facilities are subject to certain covenants, and the Company was in compliance with all such covenants as of April 2, 2005 and July 3, 2004. The Hong Kong Financing Facilities bear interest at variable rates. At April 2, 2005, the Company had $3.5 million short-term borrowings under the Import Facility. At July 3, 2004, the Company had $6.2 million and $3.0 million in short-term borrowings outstanding under the Revolving Facility and Import Facility, respectively. The weighted average borrowing rates on the short-term borrowings as of April 2, 2005 and July 3, 2004, were 4.17 % and 3.44%, respectively.

License Agreements - See Note 9-Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

Intellectual Property Claims - See Note 9-Commitments and Contingencies and Note 10 - Litigation and Settlements in the Notes to Condensed Consolidated Financial Statements.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as: "estimates," "projects," "anticipates," "expects," "intends," "believes," "plans," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors. For a discussion of some of the factors that could cause actual results to differ, see the discussion under "Risk Factors" below and in our most recent Annual Report on Form 10-K for Fiscal 2004 filed with the SEC and subsequently filed reports. We wish to caution the reader that these forward-looking statements, including statements regarding expected cost savings, anticipated or expected results, the implementation of our restructuring plan and additional cost-reduction initiatives, anticipated financial benefits of eliminating our reliance on internally designed and manufactured digital cameras and increasing the design, co-development, and purchase of digital cameras from contract manufacturers, the development of our business, anticipated revenues or capital expenditures, our ability to improve gross profit margin on the sale of our digital products, projected profits or losses and other statements contained in this report regarding matters that are not historical facts, are only estimates or predictions. No assurance can be given that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. In particular, our expected results could be adversely affected by production difficulties or economic conditions negatively affecting the market for our products or by our inability to successfully develop and maintain relationships with contract manufacturers. Obtaining the results expected from the introduction of any new products or product lines may require timely completion of development, successful ramp-up of full-scale production on a timely basis and customer and consumer acceptance of those products. In addition, future DMS relationships or agreements may require an ability to meet high quality and performance standards, to successfully implement production at greatly increased volumes and to sustain production at greatly increased volumes, as to all of which there can be no assurance. There also can be no assurance that products under consideration or development will be successfully developed or that once developed such products will be commercially successful. Any forward-looking statements contained in this report represent our estimates only as of the date of this report, or as of such earlier dates as are indicated herein, and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

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

On May 13, 2005, the Company received notice from Nasdaq, indicating that because Nasdaq had not received the Company's Third Quarter 10-Q and because the Company did not expect to file the Third Quarter 10-Q on or before May 17, 2005, the Company's securities were subject to delisting from the Nasdaq Stock Market at the opening of business on May 24, 2005 unless Concord requested a hearing in accordance with Nasdaq's Marketplace Rule 4800 Series. The Company has requested a hearing before a Nasdaq Listing Qualification Panel, and a hearing has been scheduled for June 30, 2005. Although the Company's securities have remained listed pending Nasdaq's decision on the matter, we cannot assure you that Nasdaq will not delist our stock, that we will be able to meet or satisfy all conditions and requirements for continued listing, or that Nasdaq will not initiate delisting proceedings in the future if we are unable to file future periodic reports on time or comply with other listing requirements. See Note 13
- Subsequent Events in the Notes to Condensed Consolidated Financial Statements. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock which may result in a material reduction in the price of our common stock. In addition, any such delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the loss of confidence in our financial stability by suppliers, customers and employees. If our securities are delisted by Nasdaq, we may face a lengthy process to relist our securities if we are able to relist them at all.

WE MAY NOT BE SUCCESSFUL IN IMPLEMENTING OUR RESTRUCTURING INITIATIVES AND COST-REDUCTION INITIATIVES.

In December 2004, we committed to implementing Restructuring Initiatives that, among other things, involve eliminating our reliance on internally designed and manufactured digital cameras and increasing the design, co-development and purchase of digital cameras from contract manufacturers. We have already incurred significant restructuring charges and expenses as a result of the Restructuring Initiatives and expect to incur additional charges. In addition, as a result of the Company's continued evaluation of its cost structure and the strategic review process during Third Quarter Fiscal 2005, the Company made a decision to reduce certain additional costs including, among other things, eliminating certain employee positions and consolidating certain of the Company's operation in the United Kingdom, France, and Germany into its operations in Jena, Germany (the "Cost-Reduction Initiatives"). The expected benefits from these initiatives are subject to many estimates and assumptions, including, but not limited to, assumptions regarding: (1) the amount and timing of cost reductions we can achieve; (2) our ability to develop and maintain relationships with contract manufacturers for the design, co-development, and purchase of digital camera products; (3) our ability to meet customer demands and fulfill customer service obligations; and (4) the costs and timing of activities undertaken in connection with these initiatives. In addition, these estimates and assumptions are subject to significant economic, competitive and other uncertainties that are beyond our control. If these assumptions are not realized, or if other unforeseen events occur, our Restructuring Initiatives and Cost-Reduction Initiatives may not be successful, our results of operations could be adversely affected, and our ability to compete could be negatively affected. See Note 12 - Restructuring and Other Charges and Note 13 - Subsequent Events in the Notes to Condensed Consolidated Financial Statements.

IF WE CONTINUE TO INCUR SUBSTANTIAL LOSSES, WE MAY NOT HAVE SUFFICIENT LIQUIDITY TO MEET OUR WORKING CAPITAL NEEDS.

Although the Company believes that it has sufficient working capital to fund its operations for at least the next twelve months, the Company's ability to fund its operating requirements and maintain an adequate level of working capital and liquidity may be impaired if it continues to incur losses and fails to generate substantial growth in sales of its products and control operating expenses. In the event that the Company requires funding to meet its cash flow needs, it may seek to obtain such funding through, among other things, loans or the issuance of debt or equity securities. To the extent the Company raises additional capital by issuing equity securities or by issuing debt which is convertible into equity, ownership dilution to existing shareholders will result. Moreover, additional funding or capital may not be available to the Company on acceptable terms, or at all.

WE ARE DEPENDENT ON TWO THIRD-PARTY SERVICE PROVIDERS TO PROVIDE DISTRIBUTION FACILITIES FOR ALL OF OUR OPERATIONS IN THE UNITED STATES, LATIN AMERICA AND EUROPE.

The warehousing and distribution services for the Company's (a) United States and Latin American operations are handled from a single distribution facility operated by a third-party service provider in San Pedro, California; and (b) European operations are handled from a single distribution facility operated by a third-party service provider in Moerdijk, The Netherlands. The Company's products are prepared for shipment and shipped to our customers by such third-party service providers at either of the two distribution facilities noted above. Any failure by either third-party service provider to maintain a regular flow of products from us to our customers or any significant interruption in the business of either service provider or the operation of either of the two distribution facilities due to natural disasters, accidents, system failures, work stoppages or other causes would have a material adverse effect on the Company's business, financial condition and results of operations.

WE HAVE IDENTIFIED MATERIAL WEAKNESSES AND DEFICIENCIES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING.

The Company and its independent registered public accounting firm have identified a variety of significant deficiencies in the Company's internal control over financial reporting ("Internal Control"), including deficiencies that rise to the level of material weaknesses. Under standards established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is defined as a significant deficiency or combination of significant deficiencies that result in more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected. Although the Company has performed additional manual controls, processes and procedures to ensure the integrity of its financial reporting process and to ensure that its financial statements are presented fairly in all material respects, the failure to remediate the material weaknesses identified creates increased risk of misstatement of our financial results which, if material, may require restatement.

WE FACE A SIGNIFICANT RISK OF NON-COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.

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

Although the Company believes that it will be required to conclude that its Internal Control over financial reporting is ineffective as of year end as a result of material weaknesses that have already been identified, there is a significant risk that the Company may not complete the full scope of its Internal Control assessment on a timely basis. The Company's independent registered public accounting firm has also advised the Board of Directors and the Audit Committee that it believes the Company may not complete the assessment on a timely basis, and that even if the Company's assessment is completed, the independent registered public accounting firm may not have sufficient resources and/or time to complete its assessment. An inability by either the Company or its independent registered public accounting firm to complete their required respective assessments on a timely basis would result in a delay in the filing of the Company's 2005 Form 10-K. A delay in filing our 2005 Form 10-K may subject us to delisting by The Nasdaq Stock Market or possibly to enforcement proceedings by the SEC. In addition, as a result of the material weaknesses in our Internal Control, it is likely that our independent registered public accounting firm will be required to issue an adverse opinion on the effectiveness of our Internal Control. We are uncertain what impact an adverse opinion would have on our stock price, if any.

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

Although the U.S. Dollar is the functional currency for each of our subsidiaries, certain net sales to customers and purchases of certain components and services are transacted in local currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. The impact of foreign exchange transactions is reflected in our statements of operations. As of April 2, 2005, we were not engaged in any hedging activities and we had no forward exchange contracts outstanding. We continue to analyze the benefits and costs associated with hedging against foreign currency fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

Certification. The certifications of the principal executive officer and the principal financial officer (or persons performing similar functions) required by Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the "Certifications") are filed as exhibits to this report. This section of the report contains the information concerning the evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) ("Disclosure Controls") and changes to internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) ("Internal Control") referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

Limitations on the Effectiveness of Controls. Our management, including the principal executive officer and principal financial officer, does not expect that our Disclosure Controls or Internal Control will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in any and all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Further, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected even when effective Disclosure Controls and Internal Control are in place.

Evaluation of Disclosure Controls. Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report and as a result of the matters described below, our principal executive officer and principal financial officer have concluded that our Disclosure Controls were not effective in providing reasonable assurance of achieving their objectives to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Internal Control Deficiencies. In performing its audit of our Consolidated Financial Statements for Fiscal 2004, and as reported in our Form 10-K for Fiscal 2004, our independent registered public accounting firm noted the existence of several reportable conditions in the Company's Internal Control under standards established by the American Institute of Certified Public Accountants, including reportable conditions relating to the Company's inventory valuation, revenue recognition and reserves and allowances processes. One reportable condition relating to the Company's financial statement closing process rose to the level of a material weakness in the Company's Internal Control. Specifically, because there were significant delays in accumulating data, performing analysis, and evaluating results, the Company's financial statement closing process did not ensure that on a timely basis employees in the normal course of their duties would identify all material errors to accounts that involve significant estimates. In our filings on Form 10-Q for First Quarter Fiscal 2005 and Second Quarter Fiscal 2005, the Company also disclosed that its financial statement closing process deteriorated significantly during First Quarter Fiscal 2005 and that the Company had insufficient resources within the finance department to address all assigned responsibilities, including financial reporting, budgeting and operational analysis. In addition, we disclosed that ineffective planning and execution of the conversion from the Company's Legacy systems to a world-wide, fully integrated Enterprise Resource Planning ("ERP") System in First Quarter Fiscal 2005 also constituted a material weakness in the Company's Internal Control under standards established by the Public Company Accounting Oversight Board. These material weaknesses relating to the Company's ERP System planning and execution and the financial statement closing process continued to exist at the end of Third Quarter Fiscal 2005 and were exacerbated by the migration of the Jenimage operations onto the ERP System during Third Quarter Fiscal 2005.

In addition to the material weaknesses relating to the Company's ERP System and the financial statement closing process, and as a result of analysis done in connection with the Company's Internal Control review and the ongoing issues with respect to the financial statement closing process, the Company's management and the Company's independent registered public accounting firm have identified additional deficiencies that each constitute material weaknesses in the Company's Internal Control as of April 2, 2005. The identified material weaknesses in our Internal Control relate to the following areas:

   o Ineffective Information Technology control environment, including the design of the Company's information security and data protection controls;

   o Untimely detection and assessment of impairment of long-lived assets where indicators of impairment are present;

   o Inadequate review of the valuation of certain inventory balances in its worldwide inventory that resulted in post-closing journal entries to write down certain inventory items to market value;

   o Foreign currency translation, including the ability of certain managers to record journal entries without adequate review or supporting documentation and an inability by management to adequately explain fluctuations in quarterly analyses;

   o Inadequate resources and senior management's involvement in the detailed compilation and preparation of the Company's financial reports and analysis, as a result of which senior management is unable to provide quality assurance in the financial statement review process; and

   o Lack of the necessary depth of personnel with sufficient technical accounting experience with U.S. GAAP to perform an adequate and effective secondary review of technical accounting matters.

Remediation. The Company has assigned a high priority to the remediation of the material weaknesses noted above. Following are some of the actions that the Company has implemented or is planning to implement in order to remediate the material weaknesses described above:

         ERP System. We have committed and continue to commit significant financial and IT personnel resources to resolving issues with the ERP System, including the recent engagement of a Worldwide ERP Director and other additional personnel whose primary functions are to identify and remediate ERP System issues.

         IT Controls. Beginning in Third Quarter Fiscal 2005 and continuing into the Fourth Quarter of Fiscal 2005, the Company took certain remedial actions to address deficiencies in the Company's general IT controls, including changes to the core operating system and implementation of security and data protection policies, procedures and controls.

         Additional Personnel. The Company is actively seeking to hire additional, qualified finance and accounting staff with significant depth and expertise to supplement existing personnel. We have also retained a financial consultant to advise the Company on the organization and composition of the finance and accounting department.

         Engagement of Outside Consultants. During Third Quarter Fiscal 2005 and subsequent thereto, the Company engaged the services of several outside consultants to assist the Company in establishing and testing its Internal Control and to supplement the personnel resources in the accounting and finance department.

         Additional Steps. The Company also performed significant additional manual controls, processes and procedures in order to ensure the integrity of our financial reporting process during Third Quarter Fiscal 2005 and to ensure our financial statements fairly present in all material respects the financial condition and results of operation of the Company in accordance with U.S. GAAP.


Changes in Internal Control. Other than as set forth above, there have been no material changes in the Company's Internal Control during Third Quarter Fiscal 2005 that have materially affected, or are reasonably likely to materially affect, the Company's Internal Control.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's Internal Control and assert in the Company's Annual Report on Form 10-K for the year ending July 2, 2005 ("2005 Form 10-K"), whether the Internal Control at July 2, 2005 is effective. In addition, the Company's independent registered public accounting firm must attest to and report on management's assessment of the effectiveness of the Company's Internal Control. Any material weaknesses in Internal Control existing at that date, including the matters discussed above, will require the Company to conclude its Internal Control is ineffective.

As previously disclosed, the Company initiated a process in Fiscal 2004 to document and evaluate its Internal Control, but suspended such process until the Company implemented its new, fully integrated ERP System, which implementation commenced in August 2004. The Company resumed the process of documenting, evaluating and monitoring its Internal Control in the fourth quarter of Fiscal 2005 ("Fourth Quarter Fiscal 2005"). At this time, the Company believes that management's assessment of Internal Control will conclude that the Company's Internal Control is ineffective as of year end as a result of material weaknesses that have already been identified. In addition, as a result of the material weaknesses, it is likely that our independent registered public accounting firm will be required to issue an adverse opinion on the effectiveness of our Internal Control. During the course of our ongoing assessment of Internal Control, management may identify additional material weaknesses and other deficiencies. Although the Company believes that it will be required to conclude that its Internal Control is ineffective as of year end as a result of material weaknesses that have already been identified, there is a significant risk that the Company may not complete the full scope of its Internal Control assessment on a timely basis. The Company's independent registered public accounting firm has also advised the Board of Directors and the Audit Committee that it believes the Company may not complete the assessment on a timely basis, and that even if the Company's assessment is completed, the independent registered public accounting firm may not have sufficient resources and/or time to complete its assessment. An inability by either the Company or its independent registered public accounting firm to complete their respective assessments may result in a delay in the timely filing of the Company's 2005 Form 10-K.

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

10.1      Robert Bosi Terms of Employment Amendment                     Filed herewith
          effective as of June 2, 2005

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


                                          CONCORD CAMERA CORP.
                                 -----------------------------------------------
                                             (Registrant)


DATE:  June 14, 2005             By:    /s/  Robert A. Bosi
                                    --------------------------------------------
                                            (Signature)

                                        Robert A. Bosi
                                        Interim Senior Vice President and
                                        Chief Financial Officer
                                        DULY AUTHORIZED AND PRINCIPAL
                                        FINANCIAL OFFICER