Form 10-K
period 2005-07-02
CONCORD CAMERA CORP
filed 2005-10-03
CIK 831861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 2, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of the Common Stock held by non-affiliates of the registrant on December 31, 2004 was approximately $51,694,000 based on the price at which the Common Stock was last sold on NASDAQ/NMS on such date of $2.30 per share. Solely for the purpose of this calculation, shares held by directors, executive officers and 10% shareholders of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that these individuals are, in fact, affiliates of the registrant.

As of September 14, 2005, there were 28,680,842 shares of the Company's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                TABLE OF CONTENTS


Item                                                                                         Page
                                              PART I

   1.      Business ........................................................................   1
   2.      Properties ......................................................................   7
   3.      Legal Proceedings ...............................................................   8
   4.      Submission of Matters to a Vote of Security Holders .............................  10

                                              PART II

   5.      Market for Registrant's Common Equity, Related Shareholder Matters
           and Issuer Purchases of Equity Securities........................................  11
   6.      Selected Financial Data .........................................................  12
   7.      Management's Discussion and Analysis of Financial Condition
           and Results of Operations .......................................................  13
   7A.     Quantitative and Qualitative Disclosures About Market Risk ......................  39
   8.      Financial Statements and Supplementary Data .....................................  40
   9.      Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure ..........................................  40
   9A.     Controls and Procedures .........................................................  41
   9B.     Other Information ...............................................................  45

                                             PART III

   10.     Directors and Executive Officers of the Registrant...............................  46
   11.     Executive Compensation ..........................................................  49
   12.     Security Ownership of Certain Beneficial Owners
           and Management and Related Shareholder Matters ..................................  57
   13.     Certain Relationships and Related Transactions ..................................  61
   14.     Principal Accountant Fees and Services ..........................................  61

                                              PART IV

   15.     Exhibits and Financial Statement Schedules ......................................  63

           Signatures ......................................................................  72


                                     PART I

Unless the context indicates otherwise, when used in this report, "we," "us," "our," "Concord" and the "Company" refer to Concord Camera Corp. and its subsidiaries. The Company's fiscal year ends on the Saturday closest to June 30. Fiscal 2006 refers to the fiscal year ending July 1, 2006; fiscal 2005 refers to the fiscal year ended July 2, 2005; fiscal 2004 refers to the fiscal year ended July 3, 2004; fiscal 2003 refers to the fiscal year ended June 28, 2003; fiscal 2002 refers to the fiscal year ended June 29, 2002; and fiscal 2001 refers to the fiscal year ended June 30, 2001. References to "Common Stock" mean the common stock, no par value per share, of the Company.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as: "estimates," "projects," "anticipates," "expects," "intends," "believes," "plans," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors. For a discussion of some of the factors that could cause actual results to differ, see the discussion under "Risk Factors" below. We wish to caution the reader that these forward-looking statements, including statements regarding expected cost savings, anticipated or expected results, the implementation of our restructuring plan and additional cost-reduction initiatives, anticipated financial benefits of eliminating our reliance on internally designed and manufactured digital cameras and increasing the design, co-development, and purchase of digital cameras from contract manufacturers, the development and growth of our business, anticipated revenues or capital expenditures, our ability to improve gross profit margin on the sale of our digital products, projected profits or losses and other statements contained in this report regarding matters that are not historical facts, are only estimates or predictions. No assurance can be given that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. In particular, our expected results could be adversely affected by production difficulties or economic conditions negatively affecting the market for our products or by our inability to successfully develop and maintain relationships with contract manufacturers. Obtaining the results expected from the introduction of any new products or product lines may require timely completion of development, successful ramp-up of full-scale production on a timely basis and customer and consumer acceptance of those products. In addition, any future DMS relationships or agreements may require an ability to meet high quality and performance standards, to successfully implement production at greatly increased volumes and to sustain production at greatly increased volumes, as to all of which there can be no assurance. There also can be no assurance that products under consideration or development will be successfully developed or that once developed such products will be commercially successful. Any forward-looking statements contained in this report represent our estimates only as of the date of this report, or as of such earlier dates as are indicated herein, and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

ITEM 1.  BUSINESS.

OVERVIEW

We incorporated our Company in New Jersey in 1982 and relocated our executive offices from New Jersey to Hollywood, Florida in January 1999. We design, develop, manufacture, outsource and sell popularly priced, easy-to-use image capture products worldwide. Our products include single-use, digital and 35 mm traditional film cameras. We manufacture and assemble our products in the Peoples Republic of China ("PRC") for sale to retail sales and distribution ("RSD") and design and manufacturing services ("DMS") customers. We sell our private label and brand name products to our RSD customers worldwide (either directly or through third-party distributors). During fiscal 2005, we experienced a substantial reduction in DMS single-use camera sales primarily as a result of the decision of Eastman Kodak Company ("Kodak") to cease purchases under its two DMS contracts with us. Although we continue to seek and evaluate DMS business opportunities, we expect DMS sales to be nominal in fiscal 2006. In fiscal 2005, we increased purchases of digital cameras from outsourced manufacturers, and we expect that our reliance on the outsourced manufacture of the digital camera products we provide to our RSD customers will continue to increase in fiscal 2006. We ceased manufacturing digital cameras at the end of the fourth quarter of fiscal 2005.

The primary causes of our loss in Fiscal 2005 were lower single-use camera sales and production volumes, lower digital camera prices, digital camera and component inventory charges and restructuring and other charges. In fiscal 2004 and continuing in fiscal 2005, we initiated a strategic review process to determine how we may better compete in the digital camera market, increase sales of our popular single-use cameras and reduce our costs of doing business. The strategic review led to our initiating a restructuring plan. You can find more information on our restructuring plan and cost-reduction initiatives and on our fiscal 2005 results of operations in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

We anticipate that in fiscal 2006, we will make more extensive use of the JENOPTIK brand, which we licensed in connection with our acquisition of Jenimage Europe GmbH ("Jenimage"), a German corporation located in Jena, Germany, to increase sales of our branded digital cameras. In late fiscal 2005, we initiated a project to identify, assess and, as appropriate, commercialize new business opportunities and products. There can be no assurances, however, that any new business initiatives we may undertake will successfully reverse our losses, increase our revenues, decrease costs or have a positive effect on our financial position.

The mailing address of our headquarters is 4000 Hollywood Boulevard, 6th Floor, North Tower, Hollywood, Florida 33021, and our telephone number is (954) 331-4200. Through a link on the Investor Relations section of our website, www.concord-camera.com, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We also make available through a link in the Investor Relations section of our website Section 16 reports filed with respect to our securities. All such filings are available free of charge. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

THE PHOTOGRAPHY MARKET

There are three main types of cameras within the amateur photography market:

     o SINGLE-USE CAMERAS - Single-use cameras are sold preloaded with film and batteries and are designed to be used only once by the consumer. After use, the consumer returns the entire camera to the photo processor. The processor then extracts the film and either disposes of the used camera or returns and/or sells it for recycling.

     o DIGITAL CAMERAS - Digital cameras use an electronic sensor and other components to capture and process an image electronically (versus silver halide film), that is then stored within memory. Most digital cameras possess an image review capability that enables instantaneous viewing and/or deletion. In addition, images can be downloaded to a computer for viewing, manipulation, storage, transmission (via the Internet) or printing.

     o 35MM TRADITIONAL FILM CAMERAS - This category includes all other (non-single-use) cameras that use silver halide film.

MARKET TRENDS

Market trends within the image capture industry include the following:

     o SINGLE-USE CAMERAS - Single-use cameras are inexpensive, easy-to-use and deliver high quality photographs. According to available third-party market research data, after years of robust growth, the single-use camera market is estimated to have reached a peak of 450 million units sold worldwide in calendar year 2004. Going forward, growth in unit sales is expected to be essentially flat in calendar year 2005, after which it is projected to decline over time, yet remain a large and viable category.

     o DIGITAL CAMERAS - Digital photography is one of the fastest growing areas of the photography market. According to available third-party market research data, worldwide consumer digital camera unit sales are projected to grow 18% in calendar year 2005 but decrease an average of 3% per year from calendar year 2005 to 2009. Although lower mega pixel ("MP") cameras are declining in unit terms (2, 3 and 4 MP), most of the growth is driven by products with 5 MP or greater (6, 7 and 8 MP). From calendar year 2005 to 2009, Western Europe unit sales of 6, 7 and 8 MP cameras are expected to grow at an annual rate of approximately 51%, 66% and 75%, respectively. In comparison, United States unit sales of 6, 7 and 8 MP cameras are expected to grow at an annual rate of approximately 34%, 24% and 8%, respectively, during the same period.

     o 35MM TRADITIONAL FILM CAMERAS - Although we expect 35mm traditional film cameras to continue to be sold in certain markets and channels in the foreseeable future, we believe that this market will decline significantly over the next several years as consumers increasingly use digital cameras and related digital capture products as substitutes for 35mm traditional film cameras.

In light of these market trends, we are focusing on increasing our sales of single-use cameras through various sales and marketing initiatives and the development of new single-use camera designs and products with lower costs, improved performance, enhanced quality, greater consumer appeal and new features. We plan on using the JENOPTIK brand more extensively to increase sales of our branded digital cameras. We are also exploring various new business opportunities and products.

PRODUCTS

Our products include single-use, digital and 35mm traditional film cameras. We sell to our retail customers our own branded and private label products, a number of which we have developed, designed and manufactured. We have also served as an outsourced manufacturer of developed and co-developed products for our customers.

We offer a complete line of single-use cameras, including outdoor, flash, auto-wind and underwater models. We believe that we are uniquely structured to provide encasements, finishes and packaging to accommodate different user and customer preferences.

We offer a variety of digital cameras, including complementary metal-oxide semiconductor (CMOS) and charge-coupled device (CCD)-imager based digital cameras, ranging from video graphics array (VGA) resolution up to and including 8 MP.

Our 35mm traditional film cameras range from entry-level to higher priced, fully featured zoom models and include models used by certain RSD customers to support special promotion and loyalty programs offered to their customers.

Our expenditures for product design and development decreased to $8.4 million in fiscal 2005 from $10.5 million in fiscal 2004 and $8.5 million in fiscal 2003. We expect design and product development expense to continue to decrease in fiscal 2006 as we no longer rely on internally designed and manufactured digital cameras. For additional information regarding product development costs, see
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

SALES AND MARKETING

We sell to retailers on a worldwide basis through offices and/or representatives in the Americas and offices in the United Kingdom, France and Germany ("Europe") and Hong Kong, China and Japan ("Asia"). We currently market our products to retailers on a private label basis and/or under the following brand names:

               o Concord               o Keystone
               o EasyShot              o Le Clic
               o Fun Shooter           o Polaroid
               o Jenoptik

We have established our presence with our retail customers by offering attractive, easy-to-use and popularly priced single-use, digital and 35mm traditional film cameras. We produce and/or market many different styles of cameras that are sold through thousands of retail outlets.

We have in-house sales and marketing personnel who make the majority of our direct sales to our customers. We also have independent sales representatives who serve specific geographic areas. Sales representatives generally receive commissions ranging from 1.0% to 3.0% of net sales to retail customers, depending on the type of customer and product, and may act as sales representatives for manufacturers of other photographic and non-photographic products. We also sell products to distributors on a wholesale basis who, in turn, sell our products to retailers.

COMPETITION

The image capture industry, and particularly digital products, is highly competitive with over 50 companies marketing products to the retail market. As a producer and/or marketer of popularly priced image capture products, we encounter substantial competition from a number of companies, many of which have longer operating histories, more established markets and brand recognition, and more extensive research, development and manufacturing capabilities than we have. Key competitors include: Canon, Fuji, Hewlett-Packard, Kodak, Olympus, Nikon, Sony, Pentax, Konica/Minolta, Panasonic, Samsung and Vivitar. Many of these competitors have greater resources than we have or may reasonably be expected to have in the foreseeable future. Maintaining a competitive advantage depends on our ability to develop and manufacture or purchase from outsourced manufacturers high quality products at the lowest cost.

BACKLOG

Due to the lead time required for production and shipping and the need to build inventory to meet seasonal demand, we may at times have a backlog of orders for products. We define backlog as unfulfilled orders supported by signed contracts or purchase orders for delivery of our products generally within the next six months. Our backlog at July 2, 2005 was approximately $32.8 million. We experience fluctuations in our backlog at various times during our fiscal year. We expect that approximately $27.5 million of the unfulfilled orders at July 2, 2005 will be shipped during the first quarter of fiscal 2006. Although we believe that our entire backlog consists of firm orders, our backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer cancellations, order changes, changes in delivery schedules and delays inherent in the shipments of products. No assurance can be given that the current backlog will necessarily lead to revenue in any specific future period.

MAJOR CUSTOMERS

In fiscal 2005, we had two retail customers each of whose purchases represented in excess of 10% of our total net sales: (i) Wal-Mart represented 22.6% of total net sales; and (ii) Walgreens represented 11.7% of total net sales. Kodak, our largest DMS customer, ceased purchases under our two DMS contracts during fiscal 2005. In fiscal 2005, sales to Kodak accounted for $12.7 million, or 7.3%, of our total net sales as compared to $39.7 million or, 19.5%, of our total net sales in fiscal 2004. Although we continue to seek and evaluate DMS business opportunities, we expect DMS sales to be nominal in fiscal 2006. See Note 22--Geographic Area and Significant Customer Information, in the Notes to Consolidated Financial Statements.

SEASONALITY

Sales of our products are linked to the timing of vacations, holidays and other leisure activities. Sales are normally strongest in the first and second quarters (summer, fall and early winter) of our fiscal year when demand is high as retailers prepare for the holiday season. Sales are also strong in the fourth quarter of our fiscal year (spring to early summer) due to demand driven by heavy vacation activity and events such as weddings and graduations. Sales are normally lowest in the third quarter of our fiscal year (winter to early spring) with the absence of holidays and fewer people taking vacations.

LICENSING ACTIVITIES

We have a worldwide non-exclusive license (which excluded Japan until January 1, 2005) to use certain of the single-use camera patents and patent applications of Fuji Photo Film Ltd. ("Fuji") in connection with the manufacture, remanufacture and sale of single-use cameras. The license extends until the later of February 26, 2021 or the expiration of the last of the licensed Fuji patents and provides for payment of a license fee and certain royalty payments to Fuji. Our ability to manufacture and sell single-use cameras depends on the continuation of our right to use the Fuji patents. As a result, the loss of the Fuji license prior to the expiration of the patents could have a material adverse effect on our financial position and results of operation.

We have two license agreements with Polaroid Corporation ("Polaroid"), each of which will expire in February 2006 and are renewable at our option for an additional three-year term. These licenses provide for the exclusive (with the exception of products already previously released by Polaroid into the distribution chain), worldwide use of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of single-use and 35mm traditional film cameras and certain related accessories. The licenses do not include instant or digital cameras. Each license agreement provides for our payment of $3.0 million of minimum royalties, or $6.0 million in total, which were paid in full as of August 2004 and are fully credited against percentage royalties. We are currently in discussions with Polaroid regarding the renewal of the license agreements. We believe that the loss of the Polaroid license would not have a material adverse effect on our financial position or results of operations.

As part of our acquisition of Jenimage, we entered into a twenty-year, worldwide trademark license agreement with Jenoptik AG for the exclusive use of the JENOPTIK brand name and trademark on non-professional consumer imaging products including, but not limited to, digital, single-use and traditional cameras, and other imaging products and related accessories. The license does not contain any minimum guaranteed royalty payments.

For further discussion of our license and royalty agreements, see Note 17--Commitments and Contingencies, "License and Royalty Agreements," in the Notes to Consolidated Financial Statements.

MANUFACTURING

We conduct all of our manufacturing in the PRC. Our vertically integrated manufacturing facilities include plastic injection molding of lenses and other parts, stamping and machining of metal parts, manufacturing of printed circuit boards ("PCBs"), assembly of PCBs using surface mount technology machinery and manual insertion, application specific integrated circuit bonding, quality control, quality assurance, painting and final assembly and testing. In connection with our restructuring plan and cost-reduction initiatives, in fiscal 2005, our manufacturing facilities were transitioned from the manufacture of digital, single-use and 35mm traditional film cameras to a factory focused on the manufacture of high volume, low cost single-use and 35mm traditional film cameras. We ceased manufacturing digital cameras at the end of the fourth quarter of fiscal 2005.

Our manufacturing and related dormitory facilities in the PRC occupy over 600,000 square feet. See Item 2, Properties. Our PRC manufacturing facilities have been certified under the Social Accountability 8000 standard ("SA8000") since November 2001. The SA8000 is an international standard designed to ensure safe working conditions, fair management practices and the protection of workers' rights. Our PRC manufacturing facilities are ISO 9000 and 9001 accredited.

EQUIPMENT, COMPONENTS, RAW MATERIALS AND PRODUCTS FROM OUTSOURCED MANUFACTURERS

We own the tools and equipment necessary to manufacture a significant number of our products and components used in our products. Manufacturers and suppliers located in the Far East and other parts of the world supply us with raw materials, components and finished products that we do not manufacture. In fiscal 2005, we purchased raw materials and components such as film, batteries, glass lenses, plastic resins, metal, packaging, electronic components, sensors, digital signal processors, memory and displays. In fiscal 2006, we do not expect to purchase components relating to the manufacture of digital cameras since we have outsourced the manufacture of these products.

Digital camera procurement and component procurement for digital cameras is more complex than for traditional and single-use cameras. Availability, longer procurement lead times, delays in procurement, and price fluctuations of digital cameras and the components for digital cameras, which are outside our control, adversely impacted our business, inventory position, results of operations and financial condition in fiscal 2005. In fiscal 2006, we do not expect to purchase components relating to the manufacture of digital cameras since we have outsourced the manufacture of these products. (See "Risk Factors" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation).

PRC OPERATIONS

Our operations are substantially dependent upon our manufacturing and assembly activities in the PRC. Our current processing agreement with the PRC governmental entities, which allows us to operate in the PRC, expires in October 2006. See Item 2, Properties, for information on the leases and land use agreements related to our manufacturing facilities in the PRC. We expect to continue manufacturing in the PRC after October 2006 either under a renewal of our processing agreement or pursuant to some other form of legal authorization.

In 2002, we established, registered and commenced operations of a wholly foreign owned enterprise, Concord Camera (Shenzhen) Company Limited ("Concord Shenzhen"), pursuant to the laws of the PRC relating to enterprises with a sole foreign investor. The business license of Concord Shenzhen, which is a wholly-owned subsidiary of Concord Camera HK Limited ("Concord HK"), permits it to manufacture and sell its products both in the PRC and internationally.

TRADEMARKS AND PATENTS

Our trademarks include, among others, CONCORD, CONCORD EYE Q, GO WIRELESS, FUN SHOOTER, EASYSHOT, LE CLIC, KEYSTONE, APEX and GOLDLINE for cameras sold in the United States and/or numerous foreign countries. We license the POLAROID trademark for exclusive use worldwide in connection with the manufacture, distribution, promotion and sale of single-use and 35mm traditional film cameras (excluding instant and digital cameras). We also license the JENOPTIK trademark for exclusive use worldwide for non-professional consumer imaging products and accessories (both digital and film-based). We own numerous patents, certain of which are used in our current products. We have applied for, and will continue to apply for, in the United States and foreign countries, patents to protect the inventions and technologies developed by or for the Company. We do not believe our competitiveness and market share are dependent on the ultimate disposition of our patent applications. We license patents and patent applications related to single-use cameras from Fuji in connection with the manufacture and sale of single-use cameras.

EMPLOYEE RELATIONS

As of September 1, 2005, we had 181 employees, 42.5% of whom were located in Hong Kong and the PRC. We currently have one collective bargaining agreement covering six employees in France that has no stated expiration date. During fiscal 2005, pursuant to our agreements with PRC governmental entities, and based upon production demand, approximately 3,000 to 5,000 people worked in our PRC manufacturing facilities, a reduction of approximately 2,000 to 2,500 workers from fiscal 2004 levels as a result of our restructuring plan and cost-reduction initiatives. We believe that our relationship with our employees and workers is satisfactory.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

For financial information about geographic areas, see Note 22--Geographic Area and Significant Customer Information, in the Notes to Consolidated Financial Statements.

ITEM 2. PROPERTIES.

In Hollywood, Florida, we lease approximately 20,000 square feet of office space. The lease expires on January 31, 2014.

In Hong Kong, we own approximately 6,600 square feet of office space occupying one floor and lease approximately 13,200 square feet of office space comprised of one floor under a lease expiring in 2047 and one floor under a lease expiring in October 2006. In fiscal 2005, we sold an 11,000 square foot building on a one-half acre parcel located in the United Kingdom. We also lease warehouse and/or office space in the United Kingdom, France, Germany and Japan in connection with the activities of our subsidiaries in these jurisdictions. The lease for our facility in Canada expires October 31, 2005 and is not expected to be renewed or extended. We plan, instead, to use a third-party to provide warehousing services.

In the PRC, we own manufacturing facilities in the Longgang District of Shenzhen and we lease several employee dormitories, a cafeteria and warehouse space. The size of the entire facility is in excess of 600,000 square feet. Pursuant to land use agreements entered into with certain PRC governmental entities, we obtained the title and rights to use approximately eight acres of land for factory buildings, dormitories and related ancillary buildings. Under the land use agreements, we have the right to use the land through 2038. At the end of the term, a PRC governmental entity will own the facilities and we will have the right to lease the land and improvements at then prevailing lease terms.

We also lease a 13,700 sq. ft. warehouse in Fort Lauderdale, Florida that we previously used to warehouse and distribute products. We now sublease this space to a subtenant through January 2009.

ITEM 3. LEGAL PROCEEDINGS.

In July 2002, a class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be shareholders of the Company. On August 20, 2002, the Company filed a motion to dismiss the complaint and in December 2002, the Company's motion was granted by the court and the complaint was dismissed. In January 2003, an amended class action complaint (the "Amended Complaint") was filed adding certain of the Company's current and former directors as defendants. The lead plaintiffs in the Amended Complaint sought to act as representatives of a class consisting of all persons who purchased the Company's Common Stock (i) issued pursuant to the Company's September 26, 2000 secondary offering (the "Secondary Offering") or (ii) during the period from September 26, 2000 through June 22, 2001, inclusive. On April 18, 2003, the Company filed a motion to dismiss the Amended Complaint and on August 27, 2004, the court (i) dismissed all claims against the defendants related to the Secondary Offering and (ii) ruled that the allegations occurring before January 2001 or after April 2001 were not actionable. On September 8, 2005, the court granted the plaintiffs' motion for class certification and certified as plaintiffs all persons who purchased the Common Stock between January 18, 2001 and June 22, 2001, inclusive, and who were allegedly damaged thereby (the period January 18, 2001 through June 22, 2001 hereinafter referred to as the "Class Period"). The allegations remaining in the Amended Complaint are centered around claims that the Company failed to disclose in periodic reports it filed with the SEC and in press releases it made to the public during the Class Period regarding its operations and financial results, that a large portion of its accounts receivable was represented by a delinquent and uncollectible balance due from then customer KB Gear Interactive, Inc. ("KB Gear"), and that a material portion of its inventory consisted of customized components for KB Gear products that have no alternative usage. The Amended Complaint claims that such failures artificially inflated the price of the Common Stock. The Amended Complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. Pursuant to a scheduling order of the court, trial in this matter is scheduled to commence on November 13, 2006. The Company intends to vigorously defend the lawsuit and will continue to engage in motion practice to dismiss or otherwise limit the claims set forth in the Amended Complaint. Although the Company believes this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained. On September 17, 2002, the Company was advised by the staff of the SEC that it is conducting an informal inquiry related to the matters described above and requested certain information and materials related thereto. On October 15, 2002, the staff of Nasdaq also requested certain information and materials related to the matters described above and as to matters related to the previously reported embezzlement of Company funds by a former employee, uncovered in April 2002. The Company provided the requested information to the SEC and Nasdaq. The Company has not received any further communication from the SEC with respect to the informal inquiry or from Nasdaq with respect to its request since the Company last responded in February 2003.

Between September and November 2004, a number of related class action complaints were filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be shareholders of the Company. In August 2005, an amended consolidated complaint (the "Amended Complaint") was filed adding a former officer of the Company as a defendant. The lead plaintiff in the Amended Complaint seeks to act as a representative of a class consisting of all persons who purchased the Company's Common Stock during the period from August 14, 2003 through August 31, 2004, inclusive (the "Class Period"), and who were allegedly damaged thereby. The allegations in the Amended Complaint are centered around claims that the Company failed to disclose, in periodic reports it filed with the SEC and in press releases it made to the public during the Class Period regarding its operations and financial results, (i) the full extent of the Company's excess, obsolete and otherwise impaired inventory; (ii) the departure of a former officer from the Company until several months after his departure; and (iii) that Kodak would cancel its DMS contracts with the Company due to the Company's alleged infringement of Kodak's patents. The Amended Complaint also alleges that the Company improperly recognized revenue contrary to GAAP due to an inability to reasonably estimate digital camera returns. The Amended Complaint claims that such failures artificially inflated the price of the Common Stock. The Amended Complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The Company intends to vigorously defend the lawsuit. Although the Company believes the lawsuit is without merit, the outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained. In a letter dated November 19, 2004, the Company was advised by the staff of the SEC that it is conducting an investigation related to the matters described above. The Company has provided the requested information to the SEC and has not received any further communication from the SEC with respect to its request since the Company last responded in May 2005.

On November 16, 2004, a shareholder derivative suit was initiated against certain of the Company's current and former officers and directors, and the Company as a nominal defendant, in the United States District Court for the District of New Jersey by an individual purporting to be a shareholder of the Company. The complaint alleges that the individual defendants breached their duties of loyalty and good faith by causing the Company to misrepresent its financial results and prospects, resulting in the class action complaints described in the immediately preceding paragraph. The complaint seeks unspecified damages, repayment of salaries and other remuneration from the individual defendants, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. In March 2005, the court granted a motion by the individual defendants and the Company to transfer the action to the United States District Court for the Southern District of Florida where the related class action suits are currently pending. In May 2005, the court consolidated this case with the related class action suit for discovery purposes only. Although the Company believes this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate effect on the Company, which could be material, cannot be ascertained.

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

In April 2004, a patent infringement complaint was filed by Compression Labs, Inc. against 28 defendants, including the Company, in the United States District Court for the Eastern District of Texas. The complaint asserts that the defendants have conducted activities which infringe U.S. Patent No. 4,698,672, entitled, "Coding System for Reducing Redundancy." The complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. In February 2005, pursuant to an order of the Judicial Panel on Multi-District Litigation, this action was transferred to the United States District Court for the Northern District of California. It is too early to assess the probability of a favorable or unfavorable outcome or the loss or range of loss, if any, and therefore, no amounts have been accrued relating to this action. The Company has notified several third parties of its intent to seek indemnity from such parties for any costs or damages incurred by the Company as a result of this action.

On October 6, 2004, a patent infringement complaint was filed by Honeywell International, Inc. and Honeywell Intellectual Properties, Inc., against 27 defendants, including the Company, in the United States District Court for the District of Delaware. The complaint asserts that the defendants have conducted activities which infringe U.S. Patent No. 5,280,371, entitled, "Directional Diffuser for a Liquid Crystal Display." The complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The proceedings in this action against the Company and other similarly situated defendants have been stayed by the court pending the resolution of the infringement actions against the liquid crystal display manufacturers. It is too early to assess the probability of a favorable or unfavorable outcome or the loss or range of loss, if any, and therefore, no amounts have been accrued relating to this action. The Company has notified several third parties of its intent to seek indemnity from such parties for any costs or damages incurred by the Company as a result of this action.

The Company is involved from time to time in routine legal matters incidental to its business. Based upon available information, the Company believes that the resolution of such matters will not have a material adverse effect on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock has been quoted on the NASDAQ/NMS under the symbol "LENS" since July 12, 1988. During part of fiscal 2005, we were subject to delisting proceedings as a result of the late filing of all of our fiscal 2005 quarterly reports on Form 10-Q with the SEC. Our symbol was "LENSE" while the delisting proceedings were pending. Effective June 20, 2005, all delisting proceedings were discontinued. The following table shows, for each quarter in fiscal 2005 and fiscal 2004, the high and low sales prices per share of our Common Stock as reported by the NASDAQ/NMS.

           Quarter Ended                 High                  Low
           -------------                 ----                  ---
           July 2, 2005                 $1.65                $1.12
           April 2, 2005                $2.30                $1.55
           January 1, 2005              $2.76                $1.47
           October 2, 2004              $3.36                $1.62

           July 3, 2004                 $6.46                $2.64
           March 27, 2004              $10.14                $5.53
           December 27, 2003           $14.06                $9.62
           September 27, 2003          $12.65                $6.84

The closing price of our Common Stock on the NASDAQ/NMS on September 14, 2005 was $1.40 per share. As of September 9, 2005, there were 974 shareholders of record of our Common Stock, not including the number of persons whose stock is held in nominee or "street name" accounts through brokers.

On December 30, 2004, a former employee of the Company exercised an option for 26,666 shares of our Common Stock pursuant to the Concord Camera Corp. Incentive Plan (1993) at a price of $2.00 per share, following which he sold the underlying shares of Common Stock in the open market for $2.1334 per share. We had not timely filed our quarterly report on Form 10-Q for the fiscal quarter ended as of January 1, 2005, and inadvertently allowed the former employee to exercise the option. As a result of the untimely filing of the Form 10-Q, the shares issued to the employee upon exercise of the option may not have been issued pursuant to an effective Form S-8 registration statement or pursuant to a valid exemption from registration.

The Company has never paid cash dividends and does not presently intend to pay cash dividends.

We did not repurchase any of our shares during the fourth quarter of fiscal
2005.

ITEM 6. SELECTED FINANCIAL DATA.

(Dollars in thousands, except per share data)


                                                                          Fiscal Year Ended
                                                   -----------------------------------------------------------------
STATEMENT OF                                         July  2,     July 3,       June 28,    June 29,       June 30,
OPERATIONS DATA:                                       2005         2004          2003        2002           2001
                                                       ----         ----          ----        ----           ----
Net sales                                           $174,348     $203,132       $189,783    $129,317       $180,061

Cost of products sold                                180,130      188,954        153,532     110,345        152,598
                                                    --------     --------       --------    --------       --------

Gross (deficit) profit                                (5,782)      14,178         36,251      18,972         27,463

Operating expenses                                    39,794       43,426(c)      30,421(b)   26,161         42,262
                                                    --------     --------       --------    --------       --------

Operating (loss) income                              (45,576)     (29,248)         5,830      (7,189)       (14,799)

Interest expense                                         931          715          1,230       2,522          2,794

Other income, net                                     (1,770)        (500)        (2,372)     (3,060)        (4,892)
                                                    --------     --------       --------    --------       --------

(Loss) income before income taxes
   and extraordinary item                            (44,737)     (29,463)         6,972      (6,651)       (12,701)

Provision (benefit) for income taxes                     186        7,537            569      (1,403)          (931)
                                                    --------     --------       --------    --------       --------

(Loss) income before extraordinary item              (44,923)     (37,000)         6,403      (5,248)       (11,770)

Extraordinary gain                                         -        5,778(d)          -            -              -
                                                    --------     --------       --------    --------       --------

Net (loss) income                                   $(44,923)    $(31,222)      $  6,403    $ (5,248)      $(11,770)
                                                    ========     ========       ========    ========       ========

Net (loss) income per common share:

Basic:

(Loss) income before extraordinary item             $  (1.54)    $  (1.29)      $   0.23    $  (0.19)      $  (0.45)

Extraordinary gain                                         -         0.20              -           -              -
                                                    --------     --------       --------    --------       --------

(Loss) income per common share                      $  (1.54)    $  (1.09)      $   0.23    $  (0.19)      $  (0.45)
                                                    ========     ========       ========    ========       ========

Diluted:

(Loss) income before extraordinary item             $  (1.54)    $  (1.29)      $   0.22    $  (0.19)      $  (0.45)

Extraordinary gain                                         -         0.20              -           -              -
                                                    --------     --------       --------    --------       --------

(Loss) income per common share                      $  (1.54)    $  (1.09)      $   0.22    $  (0.19)      $  (0.45)
                                                    ========     ========       ========    ========       ========

BALANCE SHEET DATA:


Working capital                             $ 61,761      $100,603      $121,077      $128,382         $131,003
                                            ========      ========      ========      ========         ========

Total assets                                $146,756      $189,517      $205,814      $198,076         $213,666
                                            ========      ========      ========      ========         ========

Total debt                                  $  2,936      $  9,170      $      -      $ 14,934(a)      $ 15,416
                                            ========      ========      ========      ========         ========

Total stockholders' equity                  $ 82,303      $127,125      $156,828      $149,156         $154,337
                                            ========      ========      ========      ========         ========


(a) This debt was retired in August 2002. For further discussion, see Note 10--Senior Notes, in the Notes to Consolidated Financial Statements.

(b) Includes $0.9 million of variable stock-based compensation expense. For further discussion, see Note 1 and Note 14--Description of Business and Summary of Significant Accounting Policies and Stock Option Plans, respectively, in the Notes to Consolidated Financial Statements.

(c) Includes $0.7 million of variable stock-based compensation income. For further discussion, see Note 1 and Note 14--Description of Business and Summary of Significant Accounting Policies and Stock Option Plans, respectively, in the Notes to Consolidated Financial Statements.

(d) Represents the excess of estimated fair value of net assets acquired over cost (negative goodwill) for the Jenimage acquisition. For further discussion, see Note 2--Acquisition, in the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the fiscal 2005 consolidated financial statements and the related notes thereto. Except for historical information contained herein, the matters discussed below are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including, but not limited to, economic, governmental, political, competitive and technological factors affecting the Company's operations, markets, products, prices and other factors discussed elsewhere in this report and other reports filed with the SEC. See "Risk Factors" below. These factors may cause results to differ materially from the statements made in this report or otherwise made by or on behalf of the Company.

                                    OVERVIEW

We design, develop, manufacture, outsource and sell popularly priced, easy-to-use image capture products worldwide. Our products include single-use, digital and 35mm traditional film cameras. We manufacture and assemble our products in the Peoples Republic of China ("PRC") for sale to retail sales and distribution ("RSD") and design and manufacturing services ("DMS") customers. We sell our private label and brand name products to our RSD customers worldwide (either directly or through third-party distributors). During fiscal 2005, we experienced a substantial reduction in DMS single-use camera sales primarily as a result of the decision of Eastman Kodak Company ("Kodak") to cease purchases under its two DMS contracts with us. Although we continue to seek and evaluate DMS business opportunities, we expect DMS sales to be nominal in fiscal 2006. In fiscal 2005, we increased purchases of digital cameras from outsourced manufacturers, and we expect that our reliance on the outsourced manufacture of the digital camera products we provide to our RSD customers will continue to increase in fiscal 2006. We ceased manufacturing digital cameras at the end of the fourth quarter of fiscal 2005.

During the fourth quarter of fiscal 2004, we acquired Jenimage Europe GmbH, a German Corporation ("Jenimage"). Accordingly, the fiscal 2005 and fiscal 2004 results include twelve months and approximately two months, respectively, of the operating results of Jenimage. Pro forma results for fiscal 2004 are not presented as the fiscal 2004 results of Jenimage were not significant. Additionally, since Jenimage was operationally integrated and legally merged into our existing German subsidiary and operations, we are unable to separately present Jenimage's effect on results of operations for fiscal 2005.

The primary causes of our loss in fiscal 2005 were lower single-use camera sales and production volumes, lower digital camera prices, digital camera and component inventory charges and restructuring and other charges. In fiscal 2004 and continuing in fiscal 2005, we initiated a strategic review process to determine how we may better compete in the digital camera market. As part of this process, we evaluated and continue to evaluate a number of strategies related to digital cameras. The strategic review process led to the restructuring plan and other cost-reduction initiatives announced and initially implemented in the second quarter of fiscal 2005. These initiatives were designed to eliminate our reliance on internally designed and manufactured digital cameras and increase the design, co-development and purchase of digital cameras from outsourced manufacturers. We expect these initiatives to significantly reduce costs and expenses in connection with our sales of digital cameras and to achieve a more competitive business model. We ceased manufacturing digital cameras at the end of the fourth quarter of fiscal 2005 and expect to realize the benefits of these initiatives in fiscal 2006.

We incurred costs in integrating Jenimage with our European operations and consolidating certain European operations and departments at our offices in Jena, Germany. Subsequent to the acquisition, Jenimage was merged with the Company's subsidiary (Concord Camera GmbH) which is now a distributor and marketer of JENOPTIK branded photographic and imaging products. The JENOPTIK brand, which we have licensed from Jenoptik AG for a twenty-year period, is recognized in Germany and other German-speaking countries. Other costs incurred in fiscal 2005 included, among other things, restructuring charges incurred in connection with our restructuring and cost-reduction initiatives, the cost of implementing a new, worldwide Enterprise Resource Planning system ("ERP System"), compliance costs associated with Section 404 of the Sarbanes-Oxley Act of 2002 (the "SOX 404 Project"), costs incurred in connection with potential acquisitions, strategic planning consulting costs and additional audit and review fees, including the SOX 404 Project.

Our worldwide, fully integrated ERP System was launched during the first quarter of fiscal 2005 in part to improve the overall effectiveness of our internal control over financial reporting and our disclosure controls and procedures. During fiscal 2005, we identified eight material weaknesses in our internal control over financial reporting. Two of the material weaknesses related to the planning and implementation of the ERP System and to our financial statement closing process. These material weaknesses resulted in significant delays in accumulating data, performing analyses and evaluating results necessary to support the timely preparation of our quarterly reports on Form 10-Q during fiscal 2005. As a result, each of our quarterly reports for fiscal 2005 was not timely filed with the Securities and Exchange Commission ("SEC"). The migration of our Jenimage operations onto the ERP System in the third quarter of fiscal 2005 further exacerbated problems with the ERP System and the financial statement closing process, and the material weaknesses in these and other areas continued to exist as of the end of fiscal 2005. For further discussion regarding our disclosure controls and procedures, internal control over financial reporting and material weaknesses, see Item 9A, Controls and Procedures.

Due to continuing losses in the first two quarters of fiscal 2005, in the third and fourth quarters of fiscal 2005, we implemented additional cost-reduction initiatives and adopted sales guidelines which were designed to mitigate inventory risks and improve profitability. These initiatives included, among other things, eliminating certain employee positions and consolidating certain of our European operations and departments at our offices in Jena, Germany. As a result, we reduced our operations in the United Kingdom and France and expanded our operations in Jena, Germany. We expect the sales guidelines to improve overall gross profit margins on the sale of digital cameras, but to decrease sales volume of digital cameras in the United States, Canada and Latin America (the "Americas"). We expect to realize the benefits of the sales guidelines and additional cost-reduction initiatives in fiscal 2006. We are continuing to review our strategies, including the implementation of additional cost-reduction initiatives and possible new business initiatives. There can be no assurances that implementing any such initiatives will successfully reverse our losses, increase our revenues, decrease costs or have a positive effect on our financial position.

Significant factors affecting the change in year-over-year results of operations are as follows:

         1.   lower single-use sales and production volumes;
         2.   lower digital camera prices;
         3.   digital camera and component inventory charges; and
         4.   restructuring and other charges.

1. Lower Single-Use Camera Sales and Production Volumes

During fiscal 2005, we experienced a substantial reduction in DMS single-use camera sales primarily as a result of the decision of Kodak to cease purchases under its two DMS contracts with us. This reduction in DMS single-use camera sales had a material adverse effect on our results of operations in fiscal 2005, and we expect it will continue to have a material adverse effect on our results of operations in future periods unless we are able to substantially increase sales to other customers or sales of other products. Although we continue to seek and evaluate DMS business opportunities, we expect DMS sales to be nominal in fiscal 2006. In addition, sales of single-use cameras to two of our significant RSD customers declined. See Note 22--Geographic Area and Significant Customer Information, in the Notes to Consolidated Financial Statements for a discussion of significant customers. These declines in single-use camera sales volumes led to lower production volumes in our manufacturing facilities. The lower production volumes created under absorption of manufacturing labor and overhead and other costs and inefficiencies. These factors contributed to a significant decrease in gross profit.

2. Lower Digital Camera Prices

During fiscal 2005, we experienced a significant decline in average digital camera selling prices resulting from competitive pricing and weak end customer sales of our products with certain retail customers. However, this decline was partially offset by a year-over-year increase in digital camera sales volume resulting from including a complete year of net sales related to Jenimage. Price declines in digital cameras also led to significant inventory charges because we lowered the carrying values of certain digital camera inventories below their cost bases.

3. Digital Camera and Component Inventory Charges

We continue to experience significant competition and substantial price declines in digital cameras. We decreased the carrying values of certain digital camera components, finished goods and return camera inventory below their cost basis to their estimated market values during fiscal 2005. In fiscal 2005, we recorded inventory charges of approximately $8.7 million mainly related to digital camera and component inventory. Sales of certain digital cameras whose carrying values were lowered to estimated market values also resulted in significantly lower gross profit. Further, we anticipate that sales of certain digital cameras whose carrying values were lowered in fiscal 2005 will have an adverse effect on our fiscal 2006 results of operations resulting from significantly lower and/or no gross profit on these sales.

4. Restructuring and Other Charges

As a result of our restructuring and cost-reduction initiatives, we incurred approximately $6.1 million in restructuring and other charges during fiscal 2005. During fiscal 2005, we recorded additional depreciation expense of $1.4 million related to the reduction in the remaining useful lives of certain equipment, tooling and other fixed assets used in the manufacture of certain digital cameras. See Note 20--Restructuring and Other Charges, in the Notes to Consolidated Financial Statements. The benefits resulting from these initiatives are expected to be realized in fiscal 2006. We expect to make payments relating to the restructuring and other charges of approximately $0.5 million during fiscal 2006 and plan to fund these disbursements from our cash and cash equivalents.

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

REVENUE RECOGNITION

We recognize revenue, in accordance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition: Corrected Copy, when title and risk of loss are transferred to the customer, the sales price is fixed or determinable, persuasive evidence of an arrangement exists, and collectibility is probable. Title and risk of loss generally transfer when the product is delivered to the customer or upon shipment, depending upon negotiated contractual arrangements. Sales are recorded net of anticipated returns which we estimate based on historical rates of return, adjusted for current events as appropriate, in accordance with Statement of Financial Accounting Standard No. 48, Revenue Recognition When Right of Return Exists ("SFAS No. 48"). If actual future returns are higher than estimated, then net sales could be adversely affected. Management has assessed the appropriateness of the timing of revenue recognition in accordance with SFAS No. 48. After considering the requirements of SFAS No. 48, we concluded we would defer recognition of revenue from certain customers until such customers' transactions meet all of the requirements of SFAS No. 48.

We may enter into arrangements to offer certain pricing discounts and allowances that do not provide an identifiable separate benefit or service or may enter into arrangements to provide certain free products. In accordance with Emerging Issues Task Force ("EITF") Issue No. 01-09, Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), we record the pricing discounts and allowances as a reduction of sales and record the cost of free products ratably into cost of products sold based upon the underlying revenue transaction.

SALES RETURNS

We establish a provision for estimated sales returns based on historical product return trends. If the actual future returns are higher than we originally estimated, which we based upon historical data, our net sales could be adversely affected.

PROVISION FOR DOUBTFUL ACCOUNTS

We base the provision for doubtful accounts on our assessment of the collectibility of specific customer accounts and the aging of accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts owed to us could be adversely affected.

INVENTORIES

Inventory purchases and commitments are based upon estimates of future demand that are difficult to forecast. If (i) there is a sudden and significant decrease in demand for our products; (ii) there is a higher rate of inventory obsolescence because of rapidly changing technology and customer requirements; and/or (iii) the market value and selling prices of our products to our customers decline or the price at which these customers can purchase similar products from other manufacturers is lower than ours, we may be required to reduce our inventory values which would result in lower-of-cost-or-market value adjustments. Such a reduction could have a material adverse effect on our gross profit. The obsolescence risk related to digital cameras is more significant than 35mm traditional film and single-use cameras due to, among other factors, the shorter life cycles of digital products. See Risk Factors below.

DEFERRED INCOME TAXES

The deferred income tax asset valuation allowance is based on our assessment of the realizability of our deferred income tax assets on an ongoing basis and may be adjusted from time to time as necessary. In determining the valuation allowance, we have considered future taxable income and the feasibility of tax planning initiatives and strategies. We have a full valuation allowance on all of our deferred income tax assets as of July 2, 2005 and July 3, 2004. Should we determine that it is more likely than not that we will realize certain of our deferred income tax assets in the future, an adjustment would be required to reduce the existing valuation allowance and increase income. Alternatively, if we determine that we would not be able to realize a recorded deferred income tax asset, an adjustment to increase our valuation allowance would be charged to the results of operations in the period in which we reach such a conclusion.

IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS

Periodically, we review our long-lived assets for impairment. We record an impairment loss when indications of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying values. Since we incurred significant operating losses in fiscal 2004 and fiscal 2005, a potential impairment indicator, we performed an impairment test of our long-lived and other assets as of July 2, 2005 by summarizing the undiscounted cash flows expected to result from the use and eventual sale of our long-lived and other assets, excluding goodwill. The sum of the undiscounted cash flows exceeded the carrying values of these assets and, accordingly, we concluded these carrying values are recoverable. Assets reviewed included patents, prepaid amounts related to licensing and royalty agreements and property, plant and equipment. No impairment charges were recorded for fiscal 2005, fiscal 2004 and fiscal 2003.

ACCOUNTING FOR LITIGATION AND SETTLEMENTS

We are involved in various legal proceedings. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties and the possibility of governmental intervention. Management assesses the probability of loss for such contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. While certain of these matters involve substantial amounts, management believes based on available information that the ultimate resolution of such legal proceedings will not have a material adverse effect on our financial condition taken as a whole.

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

         -    Any obligation under certain derivative instruments; and

         - Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements pursuant to these regulations, other than those described in the Notes to Consolidated Financial Statements. We do not have, nor do we believe we engage in, transactions with any special purpose entities. We are not engaged in hedging activities and had no forward exchange contracts or other derivatives outstanding at July 2, 2005. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States and are more fully discussed below under the caption Liquidity and Capital Resources.

                   CONTRACTUAL OBLIGATIONS AS OF JULY 2, 2005
                                  (IN MILLIONS)


                                                                           PAYMENTS DUE BY PERIOD
                                                                       LESS THAN      1-3        3-5      MORE THAN
                CONTRACTUAL OBLIGATIONS                     TOTAL       1 YEAR       YEARS      YEARS      5 YEARS
                                                            -----       ------       -----      -----      -------
Purchase Obligations                                         $14.1        $14.1       $  -      $  -        $ -
Operating Leases                                               4.1          1.0        1.2       0.7         1.2
Patent, Trademark, Licensing and Royalty Obligations           3.3          0.5        1.0       0.6         1.2
                                                             -----        -----       ----      ----        ---
Total                                                        $21.5        $15.6       $2.2      $1.3        $2.4
                                                             =====        =====       ====      ====        ====


                    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For a discussion of recently issued accounting pronouncements, see Note 1--Description of Business and Summary of Significant Accounting Policies, "Recently Issued Accounting Pronouncements", in the Notes to Consolidated Financial Statements.

                              RESULTS OF OPERATIONS

FISCAL 2005 COMPARED TO FISCAL 2004

Net Sales

Net sales for fiscal 2005 were $174.3 million, a decrease of $28.8 million, or 14.2%, as compared to net sales for fiscal 2004. The decrease in net sales was primarily due to a reduction in the sales volume of single-use cameras sold to significant RSD and DMS customers and lower average selling prices for digital cameras resulting from significant pricing competition and weak end customer sales of our products with certain retail customers. This reduction in net sales was partially offset by the inclusion of a complete fiscal year of net sales related to Jenimage.

RSD net sales were $160.7 million for fiscal 2005, an increase of $4.7 million, or 3.0%, as compared to the same period last year, and accounted for 92.2% of total net sales.

RSD net sales from our operations in the U.S., Canada and Latin America ("Americas") for fiscal 2005 were $87.2 million, a decrease of $18.8 million, or 17.7%, as compared to fiscal 2004. The decrease in RSD net sales was due primarily to reduced sales of single-use and digital cameras to two significant customers. This decrease in sales had a material adverse effect on fiscal 2005 results of operations. The reduction in sales to one significant RSD customer was due to the customer's overstocked inventory levels of single-use cameras during the first and second quarters of fiscal 2005. During the third and fourth quarters of fiscal 2005, sales of single-use cameras to this customer increased over the levels of the second quarter of fiscal 2005, and we expect sales of single-use cameras to this customer will continue to increase as its inventory levels decrease. The reduction in sales to the other significant RSD customer was attributable to a reduction in sales of digital cameras partially offset by an increase in sales of single-use cameras to such customer.

RSD net sales from our operations in Europe for fiscal 2005 were $68.2 million, an increase of $20.8 million, or 44.1%, as compared to the same period last year. This increase was principally attributable to the acquisition of Jenimage.

DMS net sales were $13.6 million for fiscal 2005, a decrease of $33.7 million, or 71.2%, as compared to fiscal 2004, and accounted for 7.8% of total net sales. The decrease in DMS net sales was primarily attributable to lower sales to Kodak, for whom we manufactured products under two DMS agreements. Sales to Kodak in fiscal 2005 accounted for 7.3% of total net sales, while in fiscal 2004, sales to Kodak accounted for 19.6% of total net sales. As previously reported, Kodak advised us that it would cease purchases under the two DMS contracts during the second quarter of fiscal 2005. The winding down of sales to Kodak had a material adverse effect on our results of operations for fiscal 2005, and we expect that the cessation of sales to Kodak will have a material adverse effect on our results of operations in future periods unless we are able to substantially increase sales to other customers or sales of other products.

Net sales from our operations in Asia for fiscal 2005 were $18.9 million, a decrease of $30.8 million, or 62.0%, as compared to fiscal 2004. Net sales from our operations in Asia for fiscal 2005 include RSD sales of $5.3 million and all of our DMS sales. The decrease was attributable primarily to a reduction in sales to Kodak partially offset by sales from our subsidiary in Japan.

Gross (Deficit) Profit

Gross (deficit) for fiscal 2005 was $(5.8) million, or (3.3)% of net sales, versus gross profit of $14.2 million, or 7.0% of net sales, in fiscal 2004. During fiscal 2005, gross (deficit), in dollars and as a percentage of net sales, was negatively affected by the following factors: (i) reduced sales volume of single-use cameras and lower average selling prices for digital cameras; (ii) a $8.7 million charge to reduce the carrying value of certain finished goods, components, work-in-process, raw material and return camera inventory below its cost basis to its estimated market value resulting from price declines; (iii) restructuring and other charges of $5.6 million consisting of a reduction in the carrying value of certain finished goods, components, work-in-process, raw material and return camera inventory below its cost basis to its estimated market value and employee severance costs attributable to our Restructuring Initiatives and Cost Initiatives; (iv) lower production volumes in our manufacturing facilities which created under-absorption of manufacturing labor and overhead and other costs of $5.5 million; and (v) additional depreciation expense of $1.4 million related to the reduction in the remaining useful lives of certain molds and tooling used in the production of certain digital cameras.

Product engineering, design and development costs for fiscal 2005 and fiscal 2004, in dollars and as a percentage of net sales, were $8.4 million (4.8%) and $10.5 million (5.2%), respectively. We expect engineering, design and product development costs, excluding restructuring and other charges, to continue to decrease as we increase our purchases of digital cameras from outsourced manufacturers as a result of our Restructuring Initiatives. For further discussion, see "Inventories" under the caption, Critical Accounting Policies above, and Note 20-Restructuring and Other Charges, in the Notes to Consolidated Financial Statements.

Operating Expenses

Selling expenses for fiscal 2005 were $16.8 million, or 9.6% of net sales, compared to $13.5 million, or 6.6% of net sales, for fiscal 2004. The increase was primarily due to the cost of additional sales and marketing personnel and increases in freight-related shipping costs. Selling expenses in fiscal 2005 also included costs incurred by Jenimage.

General and administrative ("G&A") expenses, excluding variable stock-based compensation or income, for fiscal 2005 were $22.9 million, or 13.1% of net sales, compared to $26.8 million, or 13.2% of net sales, for fiscal 2004. The decrease in G&A expenses was primarily due to decreases in personnel costs and decreases in professional fees associated with designing and installing our ERP System, partially offset by increased costs and the recording of expenses related to previously capitalized costs incurred in connection with potential acquisitions. G&A expenses in fiscal 2005 also included costs incurred by Jenimage. During the first quarter of fiscal 2006, we expect to incur approximately $1.3 million of costs related to compliance with the SOX 404 Project.

We did not recognize any variable stock-based compensation expense for fiscal 2005 because the price of our Common Stock was lower than the exercise price of $5.97 of our repriced options at the beginning and end of the fiscal year. Variable stock-based compensation income for fiscal 2004 was $0.7 million because the Company's stock price on July 3, 2004 was lower than the price of our Common Stock used to compute variable stock-based compensation expense in previous quarters. We consider all of our variable stock-based compensation or income as a component of G&A expenses. See Note 1-Description of Business and Summary of Significant Accounting Policies, "Stock-Based Compensation", in the Notes to Consolidated Financial Statements.

Interest Expense

Interest expense was $0.9 million and $0.7 million for fiscal 2005 and fiscal 2004, respectively. The increase was primarily due to an increase in average outstanding indebtedness under financing facilities during fiscal 2005 as compared to fiscal 2004. See Hong Kong Financing Facilities included in Liquidity and Capital Resources.

Other Income, Net

Other income, net was $1.8 million and $0.5 million for fiscal 2005 and fiscal 2004, respectively. The increase is primarily attributable to the gain on the sale of an available-for-sale investment and the gain on the sale of a building in the United Kingdom. See Note 1-Description of Business and Summary of Significant Accounting Policies, "Investments," and Note 6-Property, Plant and Equipment, Net, in the Notes to Consolidated Financial Statements.

Income Taxes

Income attributable to Hong Kong business activities is taxed separately from the PRC. The Company's Hong Kong subsidiary's annual effective income tax rate is 8.75%.

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

The Company has historically not provided for U.S. federal and state income taxes on the undistributed earnings of its foreign subsidiaries on the basis that such earnings will be indefinitely reinvested outside the U.S. As a result of current year losses realized by its foreign subsidiaries, the foreign subsidiaries have an accumulated earnings deficit of approximately $19.9 million as of July 2, 2005. Consequently, there is no basis to provide for U.S. federal and state income taxes for the results of the foreign operations. It is not practicable to estimate the amount of tax that might be payable if such earnings were ever remitted. However, no foreign withholding taxes would be payable under current law. As of July 2, 2005, the Company had net operating loss carryforwards for U.S. tax purposes of approximately $11.4 million. The net operating loss carryforwards are scheduled to expire between 2006 and 2025. Additionally, the Company has approximately $43.0 million of net operating loss carryforwards related to its foreign operations, of which $37.9 million relates to Hong Kong. A significant portion of these net operating loss carryforwards have no expiration dates.

In Fiscal 2005, management evaluated the realizability of the Company's deferred income tax assets. As part of assessing the realizability of its deferred income tax assets, management evaluated whether it is more likely than not that some portion, or all of its deferred income tax assets, will be realized. The realization of its U.S., Europe and Hong Kong deferred income tax assets relates directly to the Company's tax planning initiatives and strategies for U.S. federal and state, Europe and Hong Kong tax purposes In fiscal 2005, based on all the available evidence, management determined that it is not more likely than not that its deferred income tax assets will be fully realized. Accordingly, a full valuation allowance was recorded against all of the Company's deferred income tax assets in fiscal 2005. For fiscal 2005, fiscal 2004 and fiscal 2003, the Company's effective tax rate was 0.4%, 25.6% and 8.2%, respectively. The Company's future effective tax rate will depend on the apportionment between foreign and domestic taxable income and losses, the statutory rates of the related tax jurisdictions and any changes to the valuation allowance.

Net Loss

As a result of the matters described above, we incurred a net loss of $44.9 million, or $1.54 per basic and diluted common share, for fiscal 2005 as compared to a net loss of $31.2 million, or $1.09 per basic and diluted common share, for fiscal 2004.

RESTRUCTURING AND OTHER CHARGES

Restructuring Initiatives

During the second quarter of fiscal 2005, we announced Restructuring Initiatives designed to eliminate our reliance on internally designed and manufactured digital cameras and increase the design, co-development and purchase of digital cameras from outsourced manufacturers to provide competitive products to the retail market. We ceased manufacturing digital cameras at the end of the fourth quarter of fiscal 2005. The Restructuring Initiatives are a result of our previously announced strategic review process to determine how we may better compete in the digital camera market.

The Restructuring Initiatives were substantially implemented by the end of second quarter fiscal 2005 and resulted in the termination of approximately 1,200 employees either as a result of voluntary or involuntary terminations. During the fourth quarter of fiscal 2005 and fiscal 2005, approximately 1,700 and 3,300 employees, respectively, were terminated either as a result of voluntary or involuntary terminations. These employees were primarily employed in manufacturing, engineering, sales, marketing and administration functions in the PRC. During the fourth quarter of fiscal 2005 and fiscal 2005, we incurred approximately $0.2 million and $1.2 million, respectively, in expenses related to employee severance costs incurred in connection with the Restructuring Initiatives. At July 2, 2005, we had a restructuring reserve recorded in the amount of $0.1 million representing the unpaid amount of the accrued employee severance costs. Such liability is included under "accrued expenses" in the accompanying Consolidated Financial Statements.

In connection with the Restructuring Initiatives, we also recorded restructuring-related inventory charges in the amount of $4.5 million during fiscal 2005 primarily related to raw material, component and finished goods inventories related to digital cameras that we will no longer manufacture. During the second quarter of fiscal 2005, we reduced the remaining useful lives of certain molds and tooling used in the manufacture of these digital cameras because we decided to exit the manufacture of digital cameras. The products were either no longer in production or had a shortened product life and these specific molds and tooling do not have alternative production uses. During the fourth quarter of fiscal 2005 and fiscal 2005, we recorded an additional $0.2 million and $1.4 million, respectively, in depreciation expense related to the reduction in the useful lives of such molds and tooling. See Note 5--Inventories and Note 6--Property, Plant and Equipment, Net, in the Notes to Consolidated Financial Statements. Below, Table I--Restructuring Charges reconciles the beginning and ending balances of the restructuring reserve and presents the income statement classification of the restructuring charges.

Table I -- Restructuring Charges

(in thousands)

Restructuring Reserve


Fiscal Year        Beginning                                                            Ending
   2005             Balance               Charges              Payments                 Balance
   ----             -------               -------              --------                 -------
    Q2         $         -            $     702            $      (542)           $        160
               ==================     ================     ==================     ====================
    Q3         $       160            $     262            $      (242)           $        180
               ==================     ================     ==================     ====================
    Q4         $       180            $     253            $      (323)           $        110
               ==================     ================     ==================     ====================
    YTD        $         -            $   1,217            $    (1,107)           $        110
               ==================     ================     ==================     ====================

(in thousands)
                                                          Inventory
Expense                                       Severance   Impairment    Total
-------                                       ---------   ----------    -----
Fourth Quarter Fiscal 2005
--------------------------
Cost of products sold                           $  227        $    -       227
Selling expense                                      -             -         -
General and administrative expense                  26             -        26
                                                ------        ------    ------
Total                                           $  253        $    -    $  253
                                                ======        ======    ======

Fiscal 2005 YTD
---------------
Cost of products sold                           $1,176        $4,272    $5,448
Selling expense                                      4             -         4
General and administrative expense                  37             -        37
                                                ------        ------    ------
Total                                           $1,217        $4,272    $5,489
                                                ======        ======    ======


In connection with the Restructuring Initiatives, we also incurred other charges related to retention costs of employees that were not terminated. The services of these employees benefit parts of the business other than the manufacture of digital cameras. Accordingly, these retention costs are classified as other charges in Table II below. During the fourth quarter of fiscal 2005 and fiscal 2005, we incurred approximately $0.1 million and $0.2 million, respectively, in expenses related to employee retention costs and expect to incur additional expenses of approximately $0.2 million related to retention costs through December 31, 2005, provided such employees are retained through that date.

Cost-Reduction Initiatives. During the third quarter of fiscal 2005, as a result of our continued evaluation of our cost structure and the strategic review process, we implemented additional Cost-Reduction Initiatives including, among other things, eliminating certain employee positions and consolidating certain operations in the United Kingdom, France and Germany into our offices in Jena, Germany. During the third quarter of fiscal 2005, we recorded a charge in the amount of approximately $0.4 million related to employee severance costs incurred in connection with the Cost-Reduction Initiatives. During the fourth quarter of fiscal 2005, we decided to eliminate certain employee positions in Canada and reverse certain decisions made at the end of the third quarter of fiscal 2005 regarding the elimination of certain employee positions. Accordingly, we recorded a net reduction in severance expense in the amount of approximately $0.1 million. In addition, we entered into retention agreements with certain employees affected by our decision to consolidate certain European operations. As a result, we recorded an expense of approximately $0.1 million related to the retention of certain European employees. The benefits of the Cost-Reduction Initiatives initiated during the third quarter of fiscal 2005 are expected to be realized in fiscal 2006. Below, Table II--Other Charges reconciles the beginning and ending balances of the accrual (prepaid) amounts related to other charges and presents the income statement classification of the other charges.

Table II -- Other Charges

(in thousands)

Accrual (Prepaid)


    Fiscal
     Year                                        Beginning            Charges                                   Ending
     2005                   Item                  Balance           (Reversals)            Payments             Balance
---------------      --------------------      ---------------     ---------------      ----------------      ------------
                     Retention                 $       -           $      30            $     (73)            $  (43)
                     Severance                         -                   -                    -                  -
                                               ---------------     ---------------      ----------------      ------------
      Q2             Total                     $       -           $      30            $     (73)            $  (43)
                                               ===============     ===============      ================      ============

                     Retention                 $     (43)          $     100            $     (61)            $   (4)
                     Severance                         -                 377                    -                377
                                               ---------------     ---------------      ----------------      ------------
      Q3             Total                     $     (43)          $     477            $     (61)            $  373
                                               ===============     ===============      ================      ============

                     Retention                 $      (4)          $     206            $     (73)            $  129
                     Severance                       377                (117)                 (70)               190
                                               ---------------     ---------------      ----------------      ------------
      Q4             Total                     $     373           $      89            $    (143)            $  319
                                               ===============     ===============      ================      ============

                     Retention                 $       -           $     336            $    (207)            $  129
                     Severance                         -                 260                  (70)               190
                                               ---------------     ---------------      ----------------      ------------
     YTD             Total                     $       -           $     596            $    (277)            $  319
                                               ===============     ===============      ================      ============


(in thousands)


Other Charges                                                  Retention               Severance             Total
-------------                                                  ---------               ---------             -----
Fourth Quarter Fiscal 2005
--------------------------
Cost of products sold                                        $      56             $         -            $     56
Selling expense                                                     38                     (29)                  9
General and administrative expense                                 112                     (88)                 24
                                                             ---------------       ------------------     ------------
Total                                                        $     206             $      (117)           $     89
                                                             ===============       ==================     ============

Fiscal 2005
-----------
Cost of products sold                                        $     142             $         -            $    142
Selling expense                                                     47                     107                 154
General and administrative expense                                 147                     153                 300
                                                             ---------------       ------------------     ------------
Total                                                        $     336             $       260            $    596
                                                             ===============       ==================     ============


FISCAL 2004 COMPARED TO FISCAL 2003

Net Sales

Net sales for fiscal 2004 were $203.1 million, an increase of $13.3 million, or 7.0%, as compared to net sales for fiscal 2003. The increase in net sales was primarily due to new single-use and 35mm traditional film cameras sold to our RSD and DMS customers. RSD net sales were $156.0 million for fiscal 2004, an increase of $10.2 million, or 7.0%, as compared to fiscal 2003, and accounted for 76.8% of total net sales. The growth in RSD net sales was primarily due to sales of private label 35mm traditional film cameras and Polaroid branded single-use cameras, new customers and organic growth from customers due to sell-through and new product introductions. DMS net sales were $47.3 million in fiscal 2004, an increase of $3.1 million, or 7.0%, as compared to fiscal 2003, and accounted for 23.3% of total net sales. The increase in DMS net sales was primarily attributable to sales of single-use cameras to Kodak, partially offset by lower sales to existing customers. In fiscal 2004, sales to Kodak accounted for 19.6% of total net sales or $39.8 million as compared to $29.7 million, or 15.6%, of total net sales in fiscal 2003.

RSD net sales in the Americas for fiscal 2004 were $106.0 million, an increase of $4.1 million, or 4.0%, as compared to fiscal 2003. The increase in RSD net sales in fiscal 2004 was due to sales of Polaroid branded and other single-use and 35mm traditional film cameras to new and existing customers resulting in increased market penetration, new digital camera product sales and organic growth from existing customers due to sell-through and new product introductions.

RSD net sales in Europe for fiscal 2004 were $47.4 million, an increase of $5.7 million, or 13.7%, as compared to fiscal 2003. This increase was primarily attributable to offering new digital products to new and existing customers and the inclusion of sales to customers of Jenimage for the last two months of fiscal 2004.

Net sales in Asia for fiscal 2004 were $49.7 million, an increase of $3.5 million, or 7.6%, as compared to fiscal 2003. The increase was primarily attributable to growth in sales to our DMS customers and, to a lesser extent, sales by our new subsidiary in Japan which was established in fiscal 2004.

Gross Profit

Gross profit for fiscal 2004 was $14.2 million, or 7.0% of net sales, as compared to $36.3 million, or 19.1% of net sales, in fiscal 2003. During fiscal 2004, gross profit was negatively affected by an $11.1 million pre-tax charge to cost of products sold to lower the carrying value of certain digital camera and component inventories below their cost basis to their estimated net realizable value and increased depreciation expense by $1.8 million related to the reduction of the remaining useful lives of molds and tooling related to certain digital cameras. The lower carrying value resulted from the negative effect of price declines in the digital camera market, competitive pricing pressure and excess customer inventory levels. In addition, higher manufacturing costs mainly resulting from production inefficiencies related to the production of digital camera products contributed to the decrease in gross profit, in dollars and as a percentage of sales. Incremental overhead costs associated with the costs incurred in designing our ERP system throughout fiscal 2004 also contributed to lower gross profit in fiscal 2004. Changing our method of applying manufacturing labor and overhead costs to inventories during the first quarter of fiscal 2004 resulted in the cost of products sold and net loss in fiscal 2004 each being approximately $1.7 million higher ($0.06 per diluted share) than under the prior method of applying manufacturing labor and overhead costs to inventories. See
Note 5--Inventories, in the Notes to Consolidated Financial Statements. The comparable prior year period included a $2.2 million benefit resulting from the favorable resolution of a previously disclosed disputed claim with a DMS customer in the third quarter of fiscal 2003 partially offset by $0.8 million of additional air freight costs resulting from a West Coast dock workers' labor dispute. Product engineering, design and development costs for fiscal 2004 and fiscal 2003, in dollars and as a percentage of net sales, were $10.5 million (5.2 %) and $8.5 million (4.5%), respectively. For further discussion on inventory valuation, see "Inventories" under the caption, Critical Accounting Policies above.

Operating Expenses

Selling expenses for fiscal 2004 were $13.5 million, or 6.6% of net sales as compared to $8.9 million, or 4.7% of net sales in fiscal 2003. The increase was primarily due to the cost of additional sales and marketing personnel, royalties related to the Polaroid brand licenses, the cost of attending tradeshows and higher variable costs including freight and handling, all of which were attributable to the year-over-year increase in sales. Selling expenses in fiscal 2004 included costs incurred by Jenimage during the last two months of fiscal 2004.

G&A expenses were $26.8 million, or 13.2% of net sales, for fiscal 2004, as compared to $20.6 million, or 10.9% of net sales, for fiscal 2003. The increase in G&A expenses was primarily the result of increases in personnel, severance costs, professional fees associated with designing and installing the ERP System, costs associated with the SOX 404 Project, and additional costs associated with our anticipated sales growth. G&A expenses in fiscal 2004 included costs incurred by Jenimage during the last two months of fiscal 2004. During fiscal 2003, G&A expenses were reduced by a $0.5 million recovery of a previously reserved accounts receivable amount due from Polaroid Corporation.

Variable stock-based compensation income for fiscal 2004 was $0.7 million because our Common Stock price on July 3, 2004 was below the exercise price of our repriced stock options of $5.97. Variable stock-based compensation income cannot exceed the cumulative expense recorded to date of $0.9 million for the outstanding repriced options. For fiscal 2003, we recorded $0.9 million of variable stock-based compensation expense in the consolidated statement of operations because our Common Stock price on June 28, 2003 was higher than the exercise price of our repriced stock options of $5.97. See Note 1--Description of Business and Summary of Significant Accounting Policies, "Stock-Based Compensation," in the Notes to Consolidated Financial Statements for further discussion.

Interest expense for fiscal 2004 was $0.7 million as compared to $1.2 million for fiscal 2003. The decrease of $0.5 million was attributable to the reduction in interest expense related to the repurchase of Senior Notes in August 2002 and the related non-recurring write-off of deferred finance costs of $0.3 million recorded in fiscal 2003. See Note 10--Senior Notes, in the Notes to the Consolidated Financial Statements for further discussion.

Goodwill Impairment

Goodwill impairment was $3.7 million for fiscal 2004 compared to no expense incurred in fiscal 2003. Under FAS 142, goodwill impairment exists if the carrying value of the reporting unit exceeds its fair value. We utilized our market capitalization at July 3, 2004 to estimate the fair value of our reporting units. As a result of the impairment tests, we recorded a $3.7 million impairment charge for all of our goodwill.

Other Income, Net

Other income, net was $0.5 million and $2.4 million for fiscal 2004 and fiscal 2003, respectively. The decrease of $1.9 million related primarily to the loss of $0.9 million recorded in the second quarter of fiscal 2004 as a result of the sale of short-term investments. Over the holding period of the short-term investments, we realized a net positive return of $0.6 million after giving effect to the dividend income received which more than offset the loss. See Note 1--Description of Business and Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements.

Income Taxes

Income tax provision was $7.5 million and $0.6 million for fiscal 2004 and fiscal 2003, respectively. The increase in income tax in fiscal 2004 compared to fiscal 2003 is primarily due to the increase in our income tax valuation allowance as a result of management's assessment of the realizability of its deferred tax assets and an increase in losses generated from our foreign operations. See Income Taxes under "Fiscal 2005 Compared to Fiscal 2004" for additional income tax information.

Extraordinary Gain - Acquired Net Assets in Excess of Cost

We completed the acquisition of Jenimage in the fourth quarter of fiscal 2004. The acquisition, recorded under the purchase method of accounting, included the purchase of 100% of the outstanding stock of Jenimage for $13.4 million in cash, excluding any related acquisitions costs. A portion of the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market value at the date of acquisition. The $20.3 million of net assets acquired exceeded the total purchase price of $14.5 million and, as a result, $5.8 million was recorded as an extraordinary gain.

Net (Loss) Income

As a result of the matters described above, we reported a net loss of ($31.2) million, or ($1.09) per basic and diluted share, for fiscal 2004 as compared to net income of $6.4 million, or $0.23 and $0.22 per basic and diluted share, respectively, for fiscal 2003.

                         LIQUIDITY AND CAPITAL RESOURCES

We are not engaged in hedging activities and had no forward exchange contracts outstanding at July 2, 2005. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States and are more fully discussed below.

We believe that our cash and cash equivalents, short-term investments, anticipated cash flow from working capital and amounts available under our credit facilities provide sufficient liquidity and capital resources for our anticipated working capital and capital expenditure requirements for at least the next twelve months.

Cash and Cash Equivalents - Cash and cash equivalents decreased by $10.3 million from $18.3 million at July 3, 2004 to $8.0 million at July 2, 2005, primarily as a result of cash used in operating activities of $7.8 million, a net repayment of $6.2 million related to borrowings under credit facilities and $2.8 million used for capital expenditures. These uses of cash, totaling $16.8 million, were partially offset by $5.5 million of net proceeds provided by the sale of short-term and available-for-sale investments.

Short-Term Investments - Short-term investments, including available-for-sale investments, decreased by $4.4 million from $39.6 million at July 3, 2004 to $35.2 million at July 2, 2005, primarily as a result of the sale of investments to provide cash flow for operations and debt repayment. Net proceeds from sales of short-term and available-for-sale investments resulted in total cash of $5.5 million including a net gain of $1.1 million.

Cash (Used in) Provided by Operating Activities - Cash used in operations in fiscal 2005 was ($7.8) million, which compared favorably to cash used in operating activities of ($24.6) million for fiscal 2004 but unfavorably to cash provided by operating activities of $5.0 million for fiscal 2003. The changes in cash provided by operating activities for the respective fiscal years were primarily attributable to net (loss) income, inventory charges, depreciation and other non-cash items, and changes in accounts receivable, inventories and accounts payable.

Cash Provided by (Used in) Investing Activities - Capital expenditures for fiscal 2005, fiscal 2004 and fiscal 2003 were ($2.8) million, ($6.8) million, and ($5.8) million, respectively, and related primarily to expenditures on plant and equipment for our manufacturing facilities in the PRC. The decrease in fiscal 2005 was primarily the result of significantly reduced expenditures related to the ERP System purchased in fiscal 2004 and a reduction in expenditures primarily related to digital camera production tooling and other plant and equipment at our manufacturing facilities in the PRC. In fiscal 2005, we received proceeds of approximately $0.9 million upon the sale of an 11,000 square foot building on a one-half acre parcel in Coalville, England that was used in connection with our operations in the United Kingdom. For fiscal 2004, the increase in cash from investing activities related to proceeds received from the sale of short-term and available-for-sale investments, offset by cash used in the Jenimage acquisition, net of cash received.

Cash (Used in) Provided by Financing Activities - Cash flow used in financing activities in fiscal 2005 was ($6.2) million resulting from the repayments of net borrowings under credit facilities. Cash provided from financing activities in the amount of $10.7 million during fiscal 2004 resulted from proceeds of $9.2 million received from borrowings under our short-term financing facilities and proceeds of $1.5 million received from the issuance of Common Stock from stock option exercises.

Operating Leases - We enter into operating leases in the ordinary course of business (e.g., warehouse facilities, office space and equipment). The effects of outstanding leases are not material to us either in terms of annual cash flow or in total future minimum payments. See Note 17--Commitments and Contingencies, in the Notes to Consolidated Financial Statements.

Purchase Commitments -In the ordinary course of our business, we enter into purchase commitments for components, raw materials, supplies, services, finished camera products, and property, plant and equipment. In the aggregate, such commitments are not at prices in excess of current market prices (except for those instances in which the cost basis has been lowered to net realizable value) and typically do not exceed one year.

Related Party Transactions - We engaged in related party transactions as discussed in Note 19--Related Party Transactions, in the Notes to Consolidated Financial Statements. These transactions do not materially affect our results of operations, cash flows or financial condition.

Other Contractual Obligations - We do not have any material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. See Hong Kong Financing Facilities below for information about our financial guarantees.

Hong Kong Financing Facilities - Our Hong Kong subsidiary has various revolving demand financing facilities with The Hongkong and Shanghai Banking Corporation Limited ("HSBC") providing an aggregate of approximately $15.9 million in borrowing capacity. The revolving financing facilities are comprised of: (i) an import facility of approximately $14.0 million with a packing credit and export sub-limit facility of approximately $2.6 million; and (ii) a foreign exchange facility of approximately $1.9 million (collectively, the "Hong Kong Financing Facilities"). The Hong Kong Financing Facilities are denominated in Hong Kong Dollars. Since 1983, the Hong Kong Dollar has been pegged to the U.S. Dollar. The Company guarantees all of the amounts under the Hong Kong Financing Facilities. Pursuant to an agreement dated June 10, 2004, our Hong Kong subsidiary granted a security interest in substantially all of its assets to HSBC. Effective January 31, 2005, our Hong Kong subsidiary terminated and repaid its then outstanding revolving facility, denominated in Euros, in an amount of approximately $13 million (decreased from January 1, 2005 quarter-end due to foreign currency rate fluctuations) constituting all obligations owed thereunder. Neither the Company nor its Hong Kong subsidiary incurred any termination fees or penalties in connection with the repayment and termination of the revolving facility. On or around February 24, 2005, the Company and HSBC agreed, among other things, to reduce the Company's borrowing capacity under the import facility from approximately $24 million to approximately $14 million, and to subordinate approximately $20 million in inter-company payables from the Hong Kong subsidiary to the Company to any amounts owing or that may in the future become owing to HSBC by the Hong Kong subsidiary. The Hong Kong Financing Facilities are subject to certain covenants, and we were in compliance with all such covenants as of July 2, 2005 and July 3, 2004. The Hong Kong Financing Facilities bear interest at variable rates. At July 2, 2005, we had $2.9 million short-term borrowings under the import facility. At July 3, 2004, we had $6.2 million and $3.0 million in short-term borrowings outstanding under the revolving facility and import facility, respectively. The weighted average borrowing rates on the short-term borrowings as of July 2, 2005 and July 3, 2004, were 4.15% and 3.44%, respectively. We are currently in discussions with HSBC regarding reducing the availability of the Financing Facilities and providing additional security in the form of cash.

Exchange Offer - On August 28, 2001, we launched an offer to exchange outstanding stock options that had an exercise price of more than $7.00 per share for new options to purchase 75% of the shares subject to the outstanding options at an exercise price of $5.97 per share representing the closing price of the Common Stock reported on the NASDAQ/NMS on the date the Board of Directors approved the exchange offer. The exchange offer expired on October
16, 2001. We accepted for exchange and cancelled options to purchase a total of 1,375,876 shares of Common Stock and issued new options to purchase a total of 1,031,908 shares of Common Stock in exchange for the cancelled options. As a result of the exchange offer, we are now required to apply variable accounting to these new stock options until the options are exercised, cancelled or expired unless the price of our Common Stock at fiscal year end is less than the exercise price of the repriced stock options. For fiscal 2005, we did not record any variable stock-based compensation expense in our consolidated statement of operations because the stock price of our Common Stock on July 2, 2005 was below the exercise price of $5.97. For fiscal 2004, variable stock-based compensation income was $0.7 million because the Company's stock price on July 3, 2004 was lower than the price of our Common Stock used to compute variable stock-based compensation expense in previous quarters. For fiscal 2003, we recorded $0.9 million of variable stock-based compensation expense in the consolidated statement of operations because our closing Common Stock price on June 28, 2003 was above the exercise price of $5.97. Because the determination of variable accounting expense associated with the repriced stock options is dependent, in part, on our closing stock price at the end of each prospective reporting period, it is not possible to determine its future impact, either favorable or unfavorable, on our results of operations.

Senior Notes - In fiscal 1999, we consummated a private placement of $15.0 million of unsecured senior notes that bore interest at 11%. During fiscal 2003, we repurchased all of these senior notes at slightly below par.

License Agreements - See Note 17--Commitments and Contingencies, in the Notes to Consolidated Financial Statements.

Intellectual Property Claims - See Note 17--Commitments and Contingencies and
Note 18--Litigation and Settlements, in the Notes to Consolidated Financial Statements.

Growth Opportunities - We are evaluating various growth opportunities that could require significant funding commitments. We have from time to time held, and will continue to hold, discussions and negotiations with (i) companies that represent potential acquisition or investment opportunities; (ii) potential strategic and financial investors who have expressed an interest in making an investment in or acquiring us; (iii) potential joint venture partners looking toward formation of strategic alliances that would broaden our product base or enable us to enter new lines of business; and (iv) potential new customers where the design, development and production of new products, including certain new technologies, would enable us to expand our existing business and enter new markets. There can be no assurance, however, that any definitive agreement will be reached regarding any of the foregoing.

RECENT EVENTS

It has recently come to our attention that in fiscal 2005 and fiscal 2004, certain foreign subsidiaries inadvertently sold approximately $16,000 and $22,000, respectively, of our products that were shipped to Cuba, Iran and Syria. One of more of the shipments may be in violation of regulations of the U.S. Treasury Department's Office of Foreign Assets Control ("OFAC"). We intend to inform the U.S. Treasury Department of these matters and to take steps to ensure future compliance with all OFAC regulations. To the extent we violated any regulations with respect to the above or other transactions, we may be subject to civil fines or other sanctions, which we believe will not be material. We do not expect these matters to have a material adverse effect on our financial position and results of operations.

                                  RISK FACTORS

You should carefully consider the following risks regarding our Company. These and other risks could materially and adversely affect our business, results of operations or financial condition. You should also refer to the other information contained or incorporated by reference in this report.

THERE ARE MATERIAL WEAKNESSES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING. OUR INTERNAL CONTROL MAY BE INSUFFICIENT TO DETECT IN A TIMELY MANNER MISSTATEMENTS THAT COULD OCCUR IN OUR FINANCIAL STATEMENTS IN AMOUNTS THAT MAY BE MATERIAL.

During fiscal 2005, we identified eight material weaknesses in our internal control over financial reporting. For a discussion of the material weaknesses, see Item 9A, Controls and Procedures below.

We have taken the following steps to remediate our material weaknesses:

         ERP System. We have committed and continue to commit significant financial resources and IT personnel resources, whose primary functions are to identify and remediate ERP System issues to resolving issues.

         IT Controls. Beginning in the third quarter of fiscal 2005 and continuing into fiscal 2006, we took certain remedial actions to address deficiencies in our general IT controls, including changes to the configuration of the system and implementation of security and data protection policies, procedures and controls.

         Additional Personnel. We are actively seeking to hire additional, qualified finance and accounting staff with significant depth and expertise to supplement existing personnel, including a Director of Internal Audit. During the fourth quarter of fiscal 2005, we also retained a financial consultant to advise us on the organization and composition of the finance and accounting department.

         Foreign Currency Translation. During the fourth quarter of fiscal 2005, we initiated training of our financial staff in the utilization of the foreign currency functionality within the ERP System and implemented a system enhancement designed to mitigate the possibility of errors.

         Asset Impairment. During the fourth quarter of fiscal 2005, we implemented additional procedures and levels of approval to timely assess impairment indicators of long-lived assets.

Engagement of Outside Consultants. In the fourth quarter of fiscal 2005, we engaged the services of a significant number of outside consultants to assist us in documenting and testing our internal control over financial reporting.

         Additional Steps. We performed significant additional manual controls, processes and procedures designed to ensure the integrity of our financial reporting process and to ensure that our financial statements fairly present in all material respects the financial condition and results of operation of the Company in accordance with U.S. GAAP.

Despite these steps, we may experience significant deficiencies and material weaknesses in our internal control over financial reporting in the future, which, if not remediated, may render us unable to detect in a timely manner misstatements that could occur in our financial statements in amounts that may be material. We cannot assure you that our independent registered public accounting firm will determine that the material weaknesses have been remedied by the end of fiscal 2006.

OUR BUSINESS STRATEGIES MAY NOT SUCCEED.

During the normal course of our business, we evaluate, develop and implement various short-term and long-term business strategies. Some of these strategies, if implemented, may require significant financial and human resources. There can be no assurance that any such strategies, if implemented, will be successful. If such strategies do not succeed, it could have a material adverse effect on our business.

SPECIFICALLY, WE MAY NOT BE SUCCESSFUL IN IMPLEMENTING OUR RESTRUCTURING INITIATIVES AND COST-REDUCTION INITIATIVES.

In December 2004, we implemented Restructuring Initiatives that, among other things, were designed to eliminate our reliance on internally designed and manufactured digital cameras and increase the design, co-development and purchase of digital cameras from outsourced manufacturers. We incurred significant restructuring charges and expenses as a result of the Restructuring Initiatives in fiscal 2005 and may incur additional charges. In addition, as a result of our continued evaluation of our cost structure and the on-going strategic review process, we reduced certain additional costs including, among other things, eliminating certain employee positions and consolidating certain of our operations in the United Kingdom, France and Germany to our offices in Jena, Germany. The expected benefits from these initiatives are subject to many estimates and assumptions, including, but not limited to, assumptions regarding
(i) the amount and timing of cost reductions we can achieve; (ii) our ability to develop and maintain relationships with outsourced manufacturers for the design, co-development and purchase of digital camera products; (iii) our ability to meet customer demands and fulfill customer service obligations; and (iv) the costs and timing of activities undertaken in connection with these initiatives. In addition, these estimates and assumptions are subject to significant economic, competitive and other uncertainties that are beyond our control. If these assumptions are not realized, or if other unforeseen events occur, the initiatives may not be successful and our results of operations and our ability to compete in the image capture industry could be adversely affected. See Note 20-Restructuring and Other Charges, in the Notes to Consolidated Financial Statements.

IF WE CONTINUE TO INCUR SUBSTANTIAL LOSSES, WE MAY NOT HAVE SUFFICIENT LIQUIDITY TO MEET OUR WORKING CAPITAL NEEDS.

Although we believe that we have sufficient working capital to fund our operations for at least the next twelve months, our ability to fund our operating requirements and maintain an adequate level of working capital and liquidity may be impaired if we continue to incur losses and fail to generate substantial growth in sales of our products and fail to control operating expenses. If we require funding to meet our cash flow needs, we may seek to obtain such funding through, among other things, loans or the issuance of debt or equity securities. To the extent we raise additional capital by issuing equity securities or by issuing debt that is convertible into equity, existing shareholders will experience dilution in their ownership percentage. Moreover, additional funding or capital may not be available to us on acceptable terms or at all.

WE FACE SIGNIFICANT RISKS RELATED TO THE DIGITAL, SINGLE-USE AND 35MM TRADITIONAL FILM CAMERA MARKETS.

Based upon available third-party market research data, the digital camera market is expected to continue to grow in the United States and Europe for a number of years but then flatten, the 35mm traditional film camera market has been in decline and is expected to continue to decline, and the single-use camera market is expected to flatten through calendar 2005 and then decline. There is no assurance that our digital and single-use camera sales will increase, or that, even if they do increase, they will be profitable or that we will be able to maintain our market share in each of the digital, single-use and 35mm traditional film camera markets.

WE ARE DEPENDENT ON A SMALL NUMBER OF CUSTOMERS.

We have a small number of customers that represent a high percentage of our revenues. Our products are sold in very competitive markets. Our competitors may adopt more aggressive policies and devote greater resources to the development, promotion and sale of their products, which could result in a loss of sales or of customers. The loss of sales or of one or more of these important customers could have a material adverse effect on our business, results of operations and financial condition.

THE CAMERA AND PHOTOGRAPHIC PRODUCTS INDUSTRY IS HIGHLY COMPETITIVE.

As a manufacturer, marketer and distributor of low cost, popularly priced image capture products, we encounter intense competition from a number of companies, including without limitation, Canon, Fuji, Hewlett-Packard, Kodak, Olympus, Nikon, Sony, Pentax, Konica/Minolta, Panasonic, Samsung and Vivitar, each of which has or may have longer operating histories, more established markets, better brand recognition, more extensive facilities and, in some cases, greater resources than us. Maintaining a competitive advantage against our competitors depends on our ability to develop and manufacture or purchase from outsourced manufacturers high quality products at the lowest cost. These competitive pressures may result in decreased sales volumes, price reductions, and/or increased operating costs, such as for marketing and sales incentives, resulting in lower revenues, gross margins and income.

DIGITAL CAMERA PRODUCTS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGES, PRICE EROSION, OBSOLESCENCE AND HIGHER RATES OF RETURNS AND ALLOWANCES.

Digital camera products are subject to rapid technological changes, price erosion, rapid obsolescence and rates of returns and allowances to a greater extent than 35mm traditional film and single-use camera products. When our average selling prices decline, our revenues decline unless we sell more units, and our gross profits and margins decline unless we are able to reduce our product costs by commensurate amounts and percentages or find new customers. To be successful in the market, we have to respond quickly to technological advances and market conditions and manage our inventory effectively to accommodate price declines and erosion resulting from such factors as competition and the short life span of such products. Due to price competition, allowances for digital cameras are considerably higher than those provided to customers for traditional and single-use cameras. These uncertainties, individually or in the aggregate, could have a material adverse effect on our gross profits and profit margins.

DIGITAL CAMERA PRODUCTS INVOLVE MORE COMPLEX DESIGN, DEVELOPMENT AND MANUFACTURING PROCESSES, AND WE ARE DEPENDENT UPON THE CONTINUED AVAILABILITY OF FINISHED DIGITAL CAMERA PRODUCTS.

We currently purchase all of our digital camera products from outsourced manufacturers for sale to our RSD customers worldwide. Digital cameras involve more complex design, development, manufacturing and product procurement processes and component procurement processes than 35mm traditional film and single-use cameras. Production delays by outsourced manufacturers including delays or shortages and their timely introduction and delivery of new products, which may be outside our control, could adversely impact our business, results of operations and financial condition. Any disruption in the availability of products or in our suppliers' ability to deliver quality products in time to meet critical distribution schedules could adversely affect our ability to achieve our sales objectives. We may experience a short supply of certain products as a result of problems experienced by our suppliers. If shortages or delays persist, the price of products may increase, products may not be available, and we may be exposed to component and/or product quality issues. We may not be able to secure sufficient products at reasonable prices or acceptable quality in a timely manner in the quantities needed. Accordingly, our revenue, gross profits, margins and market share could suffer until other sources can be developed.

WE DEPEND ON THIRD PARTY SUPPLIERS, AND OUR REVENUE, GROSS PROFITS AND MARGINS COULD SUFFER IF WE FAIL TO MANAGE SUPPLIER ISSUES PROPERLY.

Our manufacturing, sales and distribution operations depend on our ability to anticipate our needs for components and products and our suppliers' ability to deliver sufficient quantities of quality components and products at reasonable prices in time to meet critical manufacturing, sales and distribution schedules. Given the variety of products that we offer, the large number of our suppliers and outsourced manufacturers that are dispersed across the globe, and the long lead times that are required to manufacture, assemble and deliver certain components and products, adverse circumstances, issues and problems could arise in planning production, procurement and managing inventory levels that could negatively impact our business and increase our financial exposure and risk. Other supplier problems that we could face include component and product shortages, excess supply, and risks related to fixed-price contracts that would require us to pay more than the open market price, as more fully described below.

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

     o Oversupply. In order to secure products or components for the production of new products, at times we may make advance payments to suppliers, or we may enter into non-cancelable commitments with suppliers. If we fail to adequately anticipate customer demand properly, an oversupply of products and/or components could result in potential excess or obsolete inventory. This potential excess or obsolete inventory may result in lowering the carrying value of these components and/or products by recording an inventory charge which could adversely affect our gross profits and margins.

     o Long-term pricing commitments. As a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components and/or products at prices that are higher than those available in the current market and be limited in our ability to respond to changing market conditions. In the event that we become committed to purchase components and/or products for prices in excess of the current market price, we may be at a disadvantage to competitors who have access to components and/or products at lower prices. This excess of current market price may result in lowering the carrying value of those components and/or products by recording an inventory charge which could adversely affect our gross profits and margins.

In many instances we rely on offshore suppliers, including, but not limited to, manufacturers in the PRC for the production of cameras and other suppliers in Asia for product assembly and manufacture. Regional economic, business, environmental, political, medical, or military conditions or events could disrupt supplies in foreign locations.

We ceased manufacturing digital cameras at the end of fiscal 2005. We began purchasing digital camera products exclusively from outsourced manufacturers in the first quarter of fiscal 2006. The risks identified above will be significant as a result of our purchases of products from these manufacturers.

WE ARE DEPENDENT ON THIRD-PARTY SERVICE PROVIDERS TO PROVIDE DISTRIBUTION FACILITIES FOR ALL OF OUR OPERATIONS IN THE UNITED STATES, LATIN AMERICA AND EUROPE.

The warehousing and distribution services for our (i) United States and Latin American operations are handled from a single distribution facility operated by a third-party service provider in San Pedro, California; and (ii) European operations are handled from a single distribution facility operated by a third-party service provider in Moerdijk, The Netherlands. In fiscal 2006, we plan to utilize a third-party service provider in Canada to service our Canadian customers. Our products are prepared for shipment and shipped to our customers by such third-party service providers at these distribution facilities. Any failure by these third-party service providers to maintain a regular flow of products from us to our customers or any significant interruption in the business of these service providers or the operation of these distribution facilities due to natural disasters, accidents, system failures, work stoppages or other causes would have a material adverse effect on our business, financial condition and results of operations.

THE IMPLEMENTATION OF A NEW ERP SYSTEM REPRESENTS A MATERIAL WEAKNESS IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING.

During August 2004, we converted from our existing legacy systems to a new ERP System. This design and implementation project began in July 2003 and now includes our accounting, financial and operating functions and systems, including sales, supply chain and manufacturing systems. Implementing the ERP System involved significant costs, in terms of both the financial and human resources incurred and expended. As disclosed in this report and in earlier reports filed with the SEC, the ineffective planning and implementation of the ERP System constitutes a material weakness in our internal control over financial reporting. See Item 9A, Controls and Procedures below. If we are unsuccessful in remediating this material weakness within a reasonable time, our reliance on the ERP System could continue to interfere with our ability to file our periodic reports with the SEC on a timely basis and continue to have a material adverse effect on our results of operations and our ability to manage our business.

MOST OF OUR OPERATIONS IN THE PRC ARE SUBJECT TO REGULATION BY LOCAL GOVERNMENTAL AGENCIES.

The continuing viability of our PRC agreements is critical to our business operations in the PRC. We manufacture a large number of the components used in our cameras and assemble all of our own manufactured finished products at our facilities in the PRC. During fiscal 2005, based upon production demand, we had approximately 3,000 to 5,000 workers at our manufacturing facilities in the PRC either employed by our PRC subsidiary or provided through our agreements with various PRC government or quasi-government entities. We are responsible for their wages, food and housing and must comply with a variety of local labor and employee benefit laws covering these workers. While we believe we are in substantial compliance with applicable laws as currently enforced, these laws are subject to modification and interpretation by local governmental authorities. We cannot predict the effect of any future modifications to or strict enforcement of the existing laws. In addition, the termination or material modification of any of our agreements with the PRC governmental or quasi-government entities could have a material adverse impact on our revenues and results of operations.

WE ARE EXPOSED TO CREDIT RISK ASSOCIATED WITH SALES TO OUR CUSTOMERS.

We sell a significant number of products to a small number of customers. Receivables arising from these sales are generally not collateralized. We monitor the creditworthiness of our customers and review outstanding receivable balances for collectibility on a regular basis and record provisions for doubtful accounts, allowances and returns, as necessary. In the past, we have had customers file for protection from their creditors under Chapter 11 of the U.S. Bankruptcy Code. As a result, we have recognized provisions related to accounts receivable and inventory. See Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations above. If we are unable to collect or timely collect outstanding receivables from our customers or our customers seek protection from their creditors under the Bankruptcy Code or applicable foreign bankruptcy regulations, our business and results of operations may be materially adversely affected.

WE ARE EXPOSED TO RISKS ASSOCIATED WITH INTELLECTUAL PROPERTY USED IN IMAGE CAPTURE DEVICES.

Image capture devices use technology which may be protected by United States or foreign patents. The right to use such intellectual property is subject to the availability of licenses from the owners of the intellectual property. If licenses are not available, or are only available on onerous terms, our business could be materially and adversely affected. In addition, the defense of infringement claims could be time consuming and costly.

Third parties also may claim that we, or the customers we indemnify, are infringing upon their intellectual property rights. Even if we believe that the claims are without merit, the claims can be time-consuming and costly to defend and divert management's attention and resources away from our business. Claims of intellectual property infringement also may require us to redesign affected products, enter into costly settlement or license agreements, pay costly damage awards or cease marketing of certain products subject to the claims. Even if we have an agreement with a third party to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations to us. If we cannot or do not license the infringed technology at all or on reasonable terms or substitute similar technology from another source, our operations could suffer.

From time to time, we receive patent infringement claims which we analyze and, if appropriate, take action to avoid infringement, settle the claim or negotiate a license. Those claims for which legal proceedings have been initiated against us are discussed in Item 3, Legal Proceedings and in Note 18--Litigation and Settlements, in the Notes to Consolidated Financial Statements. We have also received notifications from three entities, one of which was a significant customer, alleging that certain of our digital cameras infringe upon those entities' respective patents. We are engaged in discussions with these three entities regarding resolution of the claims.

Based on our initial assessment of the first two claims, infringement of one or more patents is probable if the patents are valid. Based upon the licensing discussions to date, we preliminarily estimate the potential royalties due to these two claimants for digital camera sales through July 2, 2005 to be between $0 and approximately $5.6 million in the aggregate. The actual royalty amounts, if any, for past and future sales are dependent upon the outcome of the negotiations. We have notified certain of our suppliers of our right to be indemnified by the suppliers in the event we are required to pay royalties or damages to either claimant. We are unable to reasonably estimate the amount of the potential loss, if any, within the range of estimates relating to these claims. Accordingly, no amounts have been accrued related to these claims as of July 2, 2005. With respect to the third claim, it is too early to assess the probability of a favorable or unfavorable outcome or the loss or range of loss, if any, and therefore, no amounts have been accrued relating to this claim as of July 2, 2005. We are assessing potential claims of indemnification against certain of our suppliers with respect to this claim.

OUR ABILITY TO MANUFACTURE AND SELL SINGLE-USE CAMERAS DEPENDS ON OUR LICENSING AGREEMENT WITH FUJI.

Our business is substantially dependent on our license from Fuji, which granted us a worldwide (excluding Japan until January 1, 2005), non-exclusive right to use certain Fuji patents and patent applications related to single-use cameras. The license extends until the later of the expiration of the last of the licensed Fuji patents or February 26, 2021. After the term of the license expires, we expect to continue to be able to manufacture and sell single-use cameras without a license. If, however, the license is terminated prior to the expiration of the patents, we may not be able to continue to manufacture and sell single-use cameras and, as a result, our financial position and results of operations could be materially adversely affected.

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

Our business depends in part on our ability to successfully anticipate and effectively manage these and other risks. We cannot assure you that such risks will not have a material adverse effect on our business, financial condition and results of operations.

RELOCATION TIME AND EXPENSES COULD RESULT IN SUBSTANTIAL LOSSES.

If we determine it is necessary to relocate our manufacturing facilities from the PRC, or to another location within the PRC, due to confiscation, expropriation, nationalization, embargoes, governmental restrictions or for other regulatory, business and/or financial reasons, we would incur substantial operating and capital losses including losses resulting from business interruption and delays in production. In addition, as a result of a relocation of our manufacturing equipment and other assets, we may incur relatively higher manufacturing costs, which could reduce sales and decrease the gross profits and margins on the products we manufacture. Relocation of our manufacturing operations could also result in disruption in the delivery of our products, which could, in turn, reduce demand for our products in the future.

WE ARE EXPOSED TO INTEREST RATE AND EXCHANGE RATE RISK.

As a result of our global operating and financing activities, we are exposed to fluctuation in currency exchange rates and interest rates, which may adversely affect our results of operations and financial position. Exchange rates and interest rates in certain markets in which we do business tend to be more volatile than those in the United States and Western Europe. If there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country's currency and our products may be less competitive in that country. We generally do not engage in currency hedging activities.

The PRC government announced on July 21, 2005 that its currency will no longer be pegged to the U.S. dollar. Instead, the exchange rates for the Chinese yuan, or Renminbi, will be determined by a basket of foreign currencies. This change effected a de facto revaluation of the yuan to the U.S. dollar from 8.28 yuan to
8.11 yuan per U.S. dollar. Currently, we generate nominal net sales valued in Renminbi. Net sales recorded in Hong Kong are denominated in Hong Kong dollars, the exchange rate of which has not been affected by the yuan revaluation and is still pegged to the U.S. dollar. We expect that the revaluation may initially have an immaterial negative effect on our manufacturing operations in the PRC by immaterially increasing our cost of doing business in the PRC.

The interest rate related to our Hong Kong Financing Facilities is based on a spread over the Singapore Interbank Offered Rate ("SIBOR"). A significant change in the SIBOR rate could have an adverse effect on our business, financial condition and results of operations. Currently, we are not utilizing any interest rate protection agreements to limit our exposure to this risk.

WE MAY EXPERIENCE LIQUIDITY ISSUES IF OUR RELIANCE ON FINANCING FACILITIES INCREASES.

Our primary source of liquidity has been provided by our short-term investments, reductions in working capital balances and borrowing availability under our $15.9 million Hong Kong Financing Facilities. We are currently in discussion with HSBC regarding reducing the availability under the Hong Kong Financing Facilities. Due to recent losses, our level of reliance on our Hong Kong Financing Facilities could increase and, as a result, create liquidity issues for us due to potential funding limits and debt service requirements imposed by lenders. A significant increase in our indebtedness could increase costs and interfere with our ability to operate our business effectively and have a material adverse effect on our results of operations.

A DELISTING OF OUR COMMON STOCK COULD HAVE A SUBSTANTIAL EFFECT ON THE PRICE AND LIQUIDITY OF OUR COMMON STOCK AND ADVERSELY AFFECT OUR ABILITY TO ACCESS CAPITAL MARKETS.

As a result of the material weaknesses that we have identified in this report and in earlier reports filed with the SEC, including, among others, the material weaknesses in our financial statement closing process and in our ERP System, we were unable to timely file our quarterly reports on Form 10-Q during fiscal 2005. Should we continue to experience such difficulties in filing our reports on time, we cannot assure you that our Common Stock will not be delisted from NASDAQ/NMS, that we will be able to meet or satisfy all conditions and requirements for continued listing or that NASDAQ/NMS will not initiate delisting proceedings in the future if we are unable to file future periodic reports on time or comply with other listing requirements. A delisting of our Common Stock could materially reduce the liquidity of our Common Stock that may result in a material reduction in our per-share price of our Common Stock. In addition, any such delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the loss of confidence in our financial stability by suppliers, customers and employees. If our securities are delisted from NASDAQ/NMS, we may face a lengthy process to relist our securities if we are able to relist them at all.

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

INTERNATIONAL TRADE RESTRICTIONS COULD ADVERSELY AFFECT OUR BUSINESS AND GROWTH.

The United States, the PRC, Hong Kong, the European Union or other countries where we do business may impose trade restrictions that could adversely affect our operations. In addition, the United States is currently monitoring various PRC practices, including trade, investment and government procurement, as well as the PRC's compliance with various multilateral and bilateral agreements. We cannot predict whether the United States will take future trade actions against the PRC that may result in increased tariffs against PRC products, including products that we import.

OUR OPERATIONS MAY BE IMPAIRED AS A RESULT OF DISASTERS, BUSINESS INTERRUPTIONS OR SIMILAR EVENTS.

Disasters such as hurricanes, typhoons, earthquakes, or acts of nature or God, terrorist attacks, water, fire, electricity failure, or accidents affecting our operating activities, facilities, and employees' and customers' health could materially and adversely affect our results of operations and financial condition. In particular, our operations in the PRC, as well as most of our outsourced manufacturers, suppliers and service providers involved in the manufacturing of components and products are located within a relatively close proximity of one another in the PRC. Therefore, any disaster that strikes within close proximity of that geographic area could disrupt our business and could materially and adversely affect our results of operations and financial condition. We do not currently have a disaster recovery plan.

In the event of another outbreak of severe acute respiratory syndrome, or SARS, or some other disease or health-related issue, our facilities and/or the facilities of our outsourced manufacturers and service providers located in Hong Kong, the PRC and other parts of the world could be quarantined, temporarily closed or disrupted. If such an outbreak occurs, it could delay or prevent us from developing new products or manufacturing, testing or shipping our current or future products, and may require us to find other providers of such services and/or products, which may be unavailable or more expensive. Further, if a SARS outbreak has an adverse impact on the businesses of our customers, it could reduce the size and/or frequency of our customers' purchases, which could adversely impact our results of operations.

OUR FUTURE INCOME TAX RATES COULD INCREASE.

A number of factors will affect our income tax rate in the future, and the combined effect of these factors could result in an increase in our effective income tax rate as compared to our effective income tax rate in fiscal 2005. This potential increase in future effective income tax rates would adversely affect net income in future periods. We operate in different countries that have different income tax rates. Based upon our apportionment of income, our effective income tax rate could fluctuate. Changes in income tax laws in the United States or countries where we presently have operations may further limit our ability to utilize our net operating losses. Any further limitation on our ability to utilize our net operating losses could adversely affect our results of operations.

WE MAY NOT BE ABLE TO IDENTIFY AND INTEGRATE FUTURE ACQUISITIONS.

We may pursue strategic acquisitions that we consider reasonable in light of the revenues and the results of operations we believe we will be able to achieve, from these acquisitions, once combined and integrated with the Company. The cost of acquisitions within the industry has generally increased over time. Additionally, we compete for acquisitions with certain other industry competitors, some of which have greater financial and other resources than us. Increased demand for acquisitions may result in fewer acquisition opportunities for us as well as higher acquisition prices. Although we believe opportunities may exist for us to grow through acquisitions, we may not be able to identify and consummate acquisitions on acceptable terms. If we do acquire another company or companies, we may not be able to profitably manage and successfully integrate the acquired company or companies with our operations, sales and marketing efforts without substantial costs or delays. Acquisitions involve a number of potential risks, including the potential loss of customers and contracts, increased leverage and debt service requirements, combining disparate company cultures and facilities and operating in geographically diverse markets. An inability to identify and/or integrate future acquisitions may have a material adverse effect on our financial condition and results of operations.

THE MARKET PRICE OF OUR COMMON STOCK MAY FLUCTUATE.

The stock markets, and in particular the NASDAQ/NMS, have experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many companies and that often have been unrelated or disproportionate to the operating results of such companies. These broad market movements may adversely affect the market price of our Common Stock. In many instances, securities class action litigation has been instituted following periods of volatility in the market price of a company's securities. Such litigations have been instituted against us and could continue to result in substantial costs and a diversion of management's attention and resources, which could harm our business. See Note 18--Litigation and Settlements, in the Notes to Consolidated Financial Statements.


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

At July 2, 2005, our exposure to changes in interest rates was limited, since we had no significant debt outstanding. Since we have no significant debt outstanding, we do not deem interest rate risk to be significant or material to our financial condition or results of operations. We do not presently use derivative instruments to adjust our interest rate risk profile. We do not utilize financial instruments for trading or speculative purposes, nor do we utilize leveraged financial instruments.

Each of our foreign subsidiaries purchases their inventories in U.S. Dollars and certain of their sales are in foreign currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. We have purchased and continue to purchase in foreign currencies certain components, products, raw materials and services needed to manufacture and sell our products. The impact of foreign exchange transactions is reflected in our statements of operations. Although we continue to analyze the benefits and costs associated with hedging against foreign currency fluctuations, as of July 2, 2005, we were not engaged in any hedging activities, and we had no forward exchange contracts outstanding.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements listed in Item 15(a)(1) and (2) are included in this report beginning on page F-3.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 16, 2005, the Audit Committee of our Board of Directors engaged BDO Seidman, LLP ("BDO") to serve as our independent registered public accounting firm effective immediately and we dismissed Ernst & Young LLP ("E&Y") as our independent registered public accounting firm. Our Audit Committee approved the decision to dismiss E&Y.

The reports of E&Y on our financial statements for the fiscal years ended July 3, 2004 and June 28, 2003 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During the fiscal years ended July 3, 2004 and June 28, 2003, and through June 16, 2005, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference thereto in its reports on the financial statements of the Company for such periods.

During the fiscal years ended July 3, 2004 and June 28, 2003, and through June 16, 2005, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), except that in connection with our audit for the fiscal year ended July 3, 2004 and the review of the Company's quarterly results for the first, second and third quarters of fiscal 2005, our management and E&Y identified several deficiencies, including deficiencies that rose to the level of material weaknesses, in our internal control over financial reporting ("Internal Control"). A complete description of the material weaknesses in Internal Control and our efforts to remediate them can be found under Item 9A, Controls and Procedures of this report. The material weaknesses identified by our management and E&Y relate to the following areas:

         o Planning and implementation of the Company's Enterprise Resource Planning System;

         o  Financial Statement closing process;

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

We furnished a copy of the above disclosures to E&Y and requested that E&Y furnish us with a letter addressed to the SEC stating whether or not E&Y agrees with the above disclosures, and if not, stating the respects in which it does not agree. E&Y's response was attached as Exhibit 16.1 to the Current Report on Form 8-K that we filed with the SEC on June 20, 2005.

Prior to the engagement of BDO, neither we nor anyone on our behalf consulted with BDO during our two most recent fiscal years, or the first three fiscal quarters of fiscal 2005, in any manner regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was the subject of either a disagreement or a reportable event with E&Y.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). This evaluation included consideration of the controls, processes and procedures that comprise our internal control over financial reporting. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2005, our disclosure controls and procedures were ineffective in providing reasonable assurance of achieving their objectives and were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management's Evaluation of Internal Control. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control includes those policies and procedures that:

         i. pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

         ii. provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

         iii. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and the Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in any and all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within the Company have been detected. Further, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Despite substantial efforts and committing significant financial and human resources, we were unable to complete our assessment of the effectiveness of our internal control over financial reporting as of July 2, 2005. Accordingly, we concluded that we are unable to complete the management assessment of internal control over financial reporting as of July 2, 2005 as required under Section 404 of the Sarbanes-Oxley Act of 2002. Furthermore, our auditors have issued a disclaimer of opinion to our internal control over financial reporting. While our assessment is not complete, to date we have identified a number of material weaknesses in internal control over financial reporting which cause us to conclude that internal control over financial reporting is ineffective as of July 2, 2005.

Management assessed the effectiveness of our internal control over financial reporting as of July 2, 2005. In conducting its assessment of internal control over financial reporting, management based its evaluation on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). A material weakness is defined as a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of performing their assigned functions.

Based on our preliminary assessment performed to date, we identified the following material weaknesses in internal control over financial reporting as of July 2, 2005:

o  ERP System

   After ineffective planning and execution of the conversion from our legacy systems to a world-wide, fully integrated ERP System beginning in the first quarter of fiscal 2005, we did not provide our employees with effective training on use of the system and identified certain configuration deficiencies in the system that resulted in operational inefficiencies. Such inefficiencies adversely affected, among other business processes, our financial statement closing process, our control of inventory valuation and management's financial statement review process.

o  Information Technology

   We had inadequate controls related to application access and system administrator rights. In certain instances, an improper number of, or inappropriate personnel were, assigned system administrator rights or had excessive system rights, which impairs our ability to maintain adequate segregation of duties.

o  Financial Statement Closing Process

   We had inadequate controls related to our financial statement closing process, including limited evidence of review of reconciliations, account analysis and journal entries by an individual with direct oversight of the process. This material weakness adversely affected the efficiency and timeliness of our financial reporting.

o  Accounting Personnel

   We lacked the ability to recruit and retain a sufficient number of accounting personnel with knowledge of, and technical expertise in, U.S. GAAP for our U.S. operations and certain of our foreign offices. In addition, we identified inadequate controls related to the training and supervision of our accounting staff and to the segregation of duties necessary to ensure that all our key internal controls are and remain effective.

o  Ineffective Review

   Because of inadequate financial and human resources, including an inadequate number of accounting personnel, management was overly involved in the detailed compilation and preparation of our financial reports and analyses. As a result, management was unable to provide the necessary quality assurance in the financial statement review process.

o  Inventory

   We had inadequate controls related to valuation of certain inventory balances in our worldwide inventory which could adversely effect data integrity. In particular, the lack of certain ERP System functionality required complex manual processes to compile data necessary to determine the fair market value of our inventory.

o  Foreign Currency Translation

   We had inadequate controls related to foreign currency translation, including the ability of certain managers to record journal entries without adequate review or supporting documentation and an inability of management to adequately explain fluctuations in quarterly analyses.

o  Asset Impairment

   We identified inadequate controls related to the untimely assessment of impairment of long-lived assets where indicators of impairment were present.

Because of the material weaknesses described above and as a result of our initial assessment, we concluded that, as of July 2, 2005, we did not maintain effective internal control over financial reporting based on the COSO criteria. Since our assessment is preliminary, we cannot assure you that the material weaknesses in our internal control over financial reporting are limited to the weaknesses listed above.

In light of the material weaknesses, we performed additional manual controls, procedures and analyses and other pre- and post-closing procedures designed to ensure that our consolidated financial statements are presented fairly in all material respects in accordance with U.S. GAAP. We relied on increased monitoring and review to compensate for the weaknesses noted above in the preventative and detective controls. Accordingly, management believes that the consolidated financial statements and schedules included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

We have taken the following steps to remediate our material weaknesses.

         ERP System. We have committed and continue to commit significant financial resources and IT personnel resources, whose primary functions are to identify and remediate ERP System issues.

         IT Controls. Beginning in the third quarter of fiscal 2005 and continuing into fiscal 2006, we took certain remedial actions to address deficiencies in our general IT controls, including changes to the configurations of the system and implementation of security and data protection policies, procedures and controls.

         Additional Personnel. We are actively seeking to hire additional, qualified finance and accounting staff with significant depth and expertise to supplement existing personnel, including a Director of Internal Audit. During the fourth quarter of fiscal 2005, we also retained a financial consultant to advise us on the organization and composition of the finance and accounting department.

         Foreign Currency Translation. During the fourth quarter of fiscal 2005, we initiated training of our financial staff in the utilization of the foreign currency functionality within the ERP System and implemented a system enhancement designed to mitigate the possibility of errors.

         Asset Impairment. During the fourth quarter of fiscal 2005, we implemented additional procedures and levels of approval to timely assess impairment indicators of long-lived assets.

         Engagement of Outside Consultants. In the fourth quarter of fiscal 2005, we engaged the services of a significant number of outside consultants to assist us in documenting and testing our internal control over financial reporting.

We have assigned a high priority to remediating the material weaknesses in our internal control over financial reporting. We cannot, however, assure you that we will not identify additional material weaknesses or significant deficiencies in our internal control over financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than as discussed in the preceding paragraphs, there were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We were engaged to audit management's assessment of the effectiveness of internal control over financial reporting of Concord Camera Corp. (the Company) as of July 2, 2005, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

Management has not yet completed its assessment of the effectiveness of internal control over financial reporting but has concluded its internal control over financial reporting is ineffective.

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's preliminary disclosure on the effectiveness of internal control over financial reporting.:

o  ERP System

   The Company has acknowledged an ineffective planning and execution of the conversion from its legacy systems to a world-wide, fully integrated ERP System beginning in the first quarter of fiscal 2005, that it did not provide its employees with effective training on use of the system and identified certain configuration deficiencies in the system that resulted in operational inefficiencies. Such inefficiencies adversely affected, among other business processes, the financial statement closing process, the control of inventory valuation and the financial statement review process.

o  Information Technology

   The Company had inadequate controls related to application access and system administrator rights. In certain instances, an improper number of, or inappropriate personnel were, assigned system administrator rights or had excessive system rights, which impairs the Company's ability to maintain adequate segregation of duties.

o  Financial Statement Closing Process

   The Company had inadequate controls related to our financial statement closing process, including limited evidence of review of reconciliations, account analysis and journal entries by an individual with direct oversight of the process. This material weakness adversely affected the efficiency and timeliness of its financial reporting.

o  Accounting Personnel

   The Company lacked the ability to recruit and retain a sufficient number of accounting personnel with knowledge of, and technical expertise in, U.S. GAAP for our U.S. operations and certain of its foreign offices. In addition, the Company identified inadequate controls related to the training and supervision of its accounting staff and to the segregation of duties necessary to ensure that all its key internal controls are and remain effective.

o  Ineffective Review

   Because of inadequate financial and human resources, including an inadequate number of accounting personnel, the Company's management was overly involved in the detailed compilation and preparation of its financial reports and analyses. As a result, the Company's management was unable to provide the necessary quality assurance in the financial statement review process.

o  Inventory

   The Company had inadequate controls related to valuation of certain inventory balances in its worldwide inventory which could adversely effect data integrity. In particular, the lack of certain ERP System functionality required complex manual processes to compile data necessary to determine the fair market value of its inventory.

o  Foreign Currency Translation

   The Company had inadequate controls related to foreign currency translation, including the ability of certain managers to record journal entries without adequate review or supporting documentation and an inability of the Company's management to adequately explain fluctuations in quarterly analyses.

o  Asset Impairment

   The Company identified inadequate controls related to the untimely assessment of impairment of long-lived assets where indicators of impairment were present.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements of the Company as of July 2, 2005 and for the year then ended, and this report does not affect our report dated September 29, 2005 on those financial statements.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Since management was not able to complete its assessment on internal control over financial reporting as of July 2, 2005, and we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company's internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management's assessment or on the effectiveness of the Company's internal control over financial reporting. We also do not express an opinion or any form of assurance on management's plan of remediation described above.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of July 2, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended July 2, 2005 and our report dated September 29, 2005, expressed an unqualified opinion on those consolidated financial statements.


/s/ BDO Seidman LLP
September 29, 2005
Miami, Florida


ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers and directors, their respective ages and positions as of September 1, 2005, are as follows:

Name                                      Age         Position
----                                      ---         --------
Ira B. Lampert(3)(4)                      60          Chairman,   Chief  Executive   Officer  and  President
                                                      (principal executive officer)
Gerald J. Angeli                          52          Vice President of Worldwide Engineering and
                                                      Technology for the Company and Managing Director of
                                                      Concord Camera HK Limited ("Concord HK")
Robert A. Bosi                            49          Interim  Senior  Vice  President  and Chief  Financial
                                                      Officer (principal financial officer)
Keith L. Lampert                          35          Executive Vice President and Chief Operating Officer
Harlan I. Press                           41          Vice President, Treasurer and Assistant Secretary
Blaine A. Robinson                        46          Corporate Controller (principal accounting officer)
Alan Schutzman                            49          Senior Vice President, General Counsel and Secretary
Urs W. Stampfli                           54          Senior Vice  President  and  Director of Global  Sales
                                                      and Marketing
Ronald S. Cooper(1)(2)                    67          Director
Morris H. Gindi(1)(5)                     60          Director
William J. O'Neill, Jr.(1)(2)(3)(4)(5)    63          Director


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

Gerald J. Angeli joined the Company in April 2000 as Vice President, DMS Product Supply. Since March 2001, he has served as the Company's Vice President of Worldwide Engineering and Technology. In addition, from March to August 2004, Mr. Angeli served as a Co-Managing Director of Concord HK and became its sole Managing Director in August 2004. From July 1997 to April 2000, Mr. Angeli was Vice President, Global Manufacturing and Products Supply for NCR Corporation's Systemedia Group, where he was responsible for manufacturing, customer service, distribution and logistics. Prior to that, Mr. Angeli was employed by Eastman Kodak Company for 20 years in various capacities, most recently as Manager of Worldwide Manufacturing and Supply Chain and Vice President, Consumer Imaging.

Robert A. Bosi has been Interim Senior Vice President and Chief Financial Officer of the Company since October 21, 2004. Mr. Bosi is affiliated with Tatum CFO Partners, LLP, a nationwide partnership that provides financial and information technology leadership. Mr. Bosi was Vice President and Chief Financial Officer of Vesper Corporation from September 2002 to December 2003. From 1991 to 2001, he was Vice President of Finance/Chief Financial Officer of Curtiss-Wright Corporation, having joined the company as Treasurer in 1989. Mr. Bosi is a member of the New Jersey State Society of Certified Public Accountants, the Institute of Management Accountants and the Financial Executives Institute.

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

Harlan I. Press has been Vice President and Treasurer since April 2000 and Assistant Secretary of the Company since October 1996. Mr. Press served as the Corporate Controller of the Company from October 1996 through April 2000, as Chief Accounting Officer from November 1994 to September 20, 2004 and Principal Financial Officer from October 31, 1997 to July 22, 2002 and from September 20, 2004 to October 21, 2004. Mr. Press is a member of the American Institute of Certified Public Accountants, the New York State Society of Certified Public Accountants and the Financial Executives Institute.

Blaine A. Robinson has been Corporate Controller of the Company since February 2003 and Principal Accounting Officer since September 20, 2004. Prior to joining the Company, from May 2002 to February 2003, Mr. Robinson was employed by Spherion Corporation and served as a financial and accounting consultant to the Company. Previously, Mr. Robinson was Chief Financial Officer of Green2go.com, Inc. from March 2000 to September 2001 and Assistant Corporate Controller of AutoNation, Inc. from March 1997 to March 2000. Mr. Robinson is a member of the American Institute of Certified Public Accountants, the Florida Institute of Certified Public Accountants and Financial Executives Institute.

Alan Schutzman joined the Company in September 2003 as Senior Vice President, General Counsel and Secretary. From January 2001 until joining the Company, Mr. Schutzman was Associate General Counsel of Jacuzzi Brands, Inc. ("Jacuzzi"), and Vice President, Associate General Counsel and Assistant Secretary of Jacuzzi since September 2001. From July 1996 to December 2000, he served as Vice President and General Counsel of various operating subsidiaries of Jacuzzi, including Ames True Temper and Keller Ladders, Inc. Mr. Schutzman is an Adjunct Professor of Law at the Shepard Broad Law Center, Nova Southeastern University, Fort Lauderdale, Florida for the Fall 2005 semester.

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

The Board of Directors has determined that the Company has two "audit committee financial experts" serving on its Audit Committee, as that term is defined in
Item 401(h)(2) of Regulation S-K, namely Ronald S. Cooper and William J. O'Neill, Jr. Mr. Cooper has over 35 years of experience in the field of public accounting, retiring in 1998 from Ernst & Young LLP. Mr. O'Neill was Chief Financial Officer (and Executive Vice President) of Polaroid from 1990 to 1998, having held various other positions with Polaroid including that of Corporate Controller for four years. All of the members of the Audit Committee are independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and controller, as well as all other employees and the directors of the Company. The Code of Ethics, which the Company calls its Code of Conduct, is posted on the Company's website at www.concord-camera.com on the Investor Relations page. If the Company makes any substantive amendments to, or grants a waiver (including an implicit waiver) from, a provision of its Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, and that relates to any element of the Code of Ethics definition enumerated in Item 406(b) of Regulation S-K, the Company will disclose the nature of such amendment or waiver on the aforementioned website or in a current report on Form 8-K.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors, executive officers and ten percent (10%) shareholders ("Reporting Persons") to file initial reports of ownership and reports of changes in ownership of the Common Stock and any other equity securities with the SEC. Reporting Persons are required to furnish us with copies of all Section 16(a) reports they file. Based on a review of the copies of the reports furnished to us and written representations from our directors and executive officers that no other reports were required, with respect to Fiscal 2005, we believe that the Reporting Persons timely complied with all
Section 16(a) filing requirements applicable to them, except that Blaine Robinson filed a Form 4 one date late reporting one transaction.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table contains certain information regarding aggregate compensation earned, paid or payable during fiscal 2005, fiscal 2004 and fiscal 2003, for services rendered to the Company during these fiscal years, to: (a) the Chief Executive Officer; (b) each of the other four most highly compensated executive officers who were serving as executive officers at the end of fiscal 2004; and (c) one former executive officer, Richard Finkbeiner, who would have been among the executive officers described in (b) had he still been serving as an executive officer of the Company at the end of fiscal 2005 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                     Long-Term
                                                                                   Compensation
                                               Annual Compensation                    Awards
                                        ---------------------------------------   ---------------------
                                                                                    Shares       LTIP
                                                                   Other Annual   Underlying    Payouts       All Other
Name and                   Fiscal       Salary        Bonus(e)     Compensation     Options       (f)        Compensation
Principal Position          Year          ($)           ($)             ($)          (#)          ($)              ($)
------------------         ------       ------        --------     ------------   ----------    -------      ------------
Ira B. Lampert(a)           2005      $853,333(1)            -     $816,855(2)          -            -         $53,892(7)
  Chairman, Chief           2004       975,000(1)            -      696,508(2)          -            -          54,102(7)
  Executive Officer         2003       916,667(1)     $424,834      715,109(2)          -      235,919         982,595(7)
  and President


Robert A. Bosi(b)           2005       207,994
  Interim Senior Vice
  President and Chief
  Financial Officer


Richard M. Finkbeiner(c)    2005       268,245(1)            -       21,068(3)          -            -          65,270(8)
  Senior Vice President     2004       262,500               -       13,391(3)          -            -          29,621(8)
  and Chief Financial       2003       243,110          94,459       16,825(3)     75,000            -          13,643(8)
  Officer


Keith L. Lampert            2005       350,000               -      227,376(4)          -            -         137,956(9)
  Executive Vice            2004       350,000               -       43,583(4)          -            -          33,136(9)
  President and Chief       2003       317,070         158,762      136,049(4)    100,000       76,674         402,555(9)
  Operating Officer


Alan Schutzman(d)           2005       275,000               -       22,000(5)          -            -          49,173(10)
  Senior Vice President,    2004       218,766               -       19,500(5)     60,000            -           3,510(10)
 General Counsel and        2003             -               -            -             -            -               -
 Secretary


Urs W. Stampfli             2005       250,000               -       32,787(6)          -            -         104,582(1)
  Senior Vice President     2004       257,245               -       19,310(6)          -            -          10,273(11)
  and Director of Global    2003       264,320(1)      119,685       21,805(6)          -       69,449          48,322(11)
  Sales and Marketing

-------------------------

(a) Ira B. Lampert voluntarily reduced his base salary by $100,000 for the period from July 1, 2004 to June 30, 2005, and the amount of the annual credit for January 2005 under his supplemental executive retirement plan and agreement ("SERP") by $150,000, for a total of $250,000. See Executive Employment Contracts, Termination of Employment and Change in Control Arrangements below.
(b) Mr. Bosi joined the Company on October 21, 2004 (in the first quarter of fiscal 2005).
(c) Mr. Finkbeiner's employment with the Company terminated as of July 27, 2004. See Executive Employment Contracts, Termination of Employment and Change in Control Arrangements below.
(d) Mr. Schutzman joined the Company on September 15, 2003 (in the first quarter of fiscal 2004).
(e) For fiscal 2003, represents bonuses awarded on August 6, 2003 under the Annual Incentive Compensation Plan ("AICP") in effect for fiscal 2003. No bonuses were awarded under the AICP in effect for fiscal 2005 or fiscal 2004.
(f) Represents payments received in September 2003 under awards approved on August 6, 2003 under the Company's Amended and Restated 2002 Long-Term Cash Incentive Plan (the "LTCIP") in effect for the fiscal 2002-2003 performance period. The LTCIP awards made to certain Named Executive Officers (each, an "NEO") for this performance period were in the form of contingent deferred compensation to be earned over three years and governed by the terms and conditions of the Supplemental Executive Retirement Plan ("SERP") of each such NEO. The contingent deferred portion of these awards is included under "All Other Compensation." in the Summary Compensation Table as and when the conditions to vesting have been met and the amounts have been earned and/or paid out. See Executive Employment Contracts, Termination of Employment and Change in Control Arrangements-"Supplemental Executive Retirement Plans for Named Executive Officers" and "Deferred Long-Term Compensation" below.
(1)  Includes payment for accrued but unused vacation.
(2) Includes: (a) auto allowances and costs, partial housing costs and reimbursement of taxes, respectively, of $30,000, $48,000 and $76,694 in fiscal 2005; of $30,000, $48,000 and $105,114 in fiscal 2004; and $30,000,
     $48,000 and $120,911 in fiscal 2003; (b) the yearly credit under the Lampert SERP (described below under Executive Employment Contracts, Termination of Employment and Change in Control Arrangements) of $350,000 in fiscal 2005, and $500,000 in fiscal 2004 and fiscal 2003; (c) for fiscal 2005, $302,209 in earnings on vested amounts under the Lampert SERP; (d) for fiscal 2005, payment of $9,952 in expenses pursuant to Mr. Lampert's employment agreement; and (e) for fiscal 2004 and fiscal 2003, reimbursements under the Company's Flexible Perquisite Spending Account Program for Corporate Officers (the "Flexible Perquisite Program").
(3) For fiscal 2005, this amount represents (a) a $937 auto allowance; (b) payment of $10,131 under the Company's Executive Management Tax Equalization Policy (the "Tax Equalization Policy"); and (c) $10,000 reimbursed under the Flexible Perquisite Policy. For fiscal 2004 and fiscal 2003, this amount represents auto allowances of $7,500 and $6,825, respectively, and reimbursements under the Flexible Perquisite Program.
(4) For fiscal 2005, this amount represents (a) earnings of $193,774 on amounts vested under Mr. Lampert's SERP; (b) earnings of $2,111 on the vested portion of Mr. Lampert's August 6, 2003 LTCIP award; (c) an $18,000 auto allowance; (d) payment of $7,001 in home closing costs under the terms of Mr. Lampert's employment agreement; (e) payment of $15,583 under the Tax Equalization Policy, offset by a repayment of $19,047 under such policy; and (f) reimbursements of $9,954 under the Flexible Perquisite Policy. For fiscal 2004, this represents $18,000 in auto allowance paid, reimbursement of $15,583 in taxes, and reimbursements under the Flexible Perquisite Policy. For fiscal 2003, this includes: (a) amounts paid pursuant to the Tax Equalization Policy of $23,700; (b) an overseas allowance of $25,000 per annum for fiscal 2002, $12,500 of which was received for fiscal 2003;
     (c) overseas housing costs of $84,599; (d) a $5,250 auto allowance; and (e) reimbursements under the Flexible Perquisite Program.
(5) This amount represents a $12,000 and $9,500, auto allowance in each of fiscal 2005 and fiscal 2004, respectively, and $10,000 reimbursed under the Flexible Perquisite Program in each of fiscal 2005 and fiscal 2004.

(6) For fiscal 2005, this amount includes $9,829 in earnings on Mr. Stampfli's SERP (all of which has vested) and earnings of $1,485 on the vested portion of his August 6, 2003 LTCIP award. For each of fiscal 2005, fiscal 2004 and fiscal 2003, this amount represents $12,000 in auto allowance and reimbursements under the Flexible Perquisite Program of $9,473, $7,310 and $9,805, respectively.
(7) For fiscal 2005, this amount represents earnings of $10,899 on the August 6, 2003 LTCIP award, no portion of which had vested as of July 2, 2005, and payments by the Company of $42,993 of insurance premiums. For fiscal 2004, this amount represents payments by the Company for insurance premiums. For fiscal 2003, this amount represents: (a) $516,666, the final installment of the April 19, 2000 grant of deferred compensation that vested in three equal annual installments beginning January 1, 2001 (as described under Supplemental Executive Retirement Plans for Names Executive Officers below); (b) payments by the Company for insurance premiums of $37,939; (c) payments by the Company for companion travel; and (d) $404,883 repaid to Ira B. Lampert as deferred compensation pursuant to the conditional release program (which, as described under Management Equity Provisions of 1993 Incentive Plan below, began in May 1999 and continued on January 1 each year through January 1, 2003) because he prepaid the total amount of the indebtedness before it was scheduled to be forgiven by the Company.
(8) Pursuant to the Separation Agreement between the Company and Mr. Finkbeiner dated as of August 18, 2004 (the "Separation Agreement") (see Executive Employment Contracts, Termination of Employment and Change in Control Arrangements below), Mr. Finkbeiner was paid a total of $75,000 of the $100,000 granted to him on July 22, 2002, which vested in four equal annual installments beginning on July 22, 2003 (the "2002 Grant"). The remaining $25,000 of the 2002 Grant was forfeited. For fiscal 2005, this amount represents payment of $2,770 in insurance premiums, $12,500 of additional compensation under the Separation Agreement and $50,000 paid out representing the $25,000 installment of the 2002 Grant that vested in fiscal 2005 and half of the remaining two installments ($25,000) that were to have vested in fiscal 2006 and fiscal 2007. For fiscal 2004, this amount represents $25,000, the amount of the 2002 Grant that vested on July 22, 2003 and was paid in fiscal 2005, for a total payout in fiscal 2005 of $75,000 in accordance with the Separation Agreement, and insurance premiums of $6,025 paid by the Company. For fiscal 2003, this amount represents $7,618 of housing benefits received by Mr. Finkbeiner in connection with his relocation, and insurance premiums paid by the Company.
(9) For fiscal 2005, this amount represents (a) $129,876, the portion of the August 6, 2003 LTCIP award that vested on August 6, 2004 pursuant to Mr. Lampert's SERP; and (b) earnings of $4,223 on the unvested portion of Mr. Lampert's August 6, 2003 LTCIP award; (c) insurance premiums of $3,857 paid by the Company. For fiscal 2004, this amount represents $28,878 in housing benefits received in connection with Mr. Lampert's promotion to Chief Operating Officer and as an inducement to his repatriation to the United States, and payments for insurance premiums. For fiscal 2003, this amount represents: (a) $150,000, the amount of the April 19, 2000 grant of deferred compensation that vested in fiscal 2003 (as described under Supplemental Executive Retirement Plans for Names Executive Officers below, this grant vested in three equal annual installments beginning January 1,
     2001); (b) payments by the Company for insurance premiums; (c) $78,857 repaid to Keith L. Lampert in fiscal 2003, as deferred compensation pursuant to the conditional release program (which, as described under Management Equity Provisions of 1993 Incentive Plan below, began in May 1999 and continued on January 1 each year through January 1, 2003) because he prepaid the total amount of the indebtedness before it was scheduled to be forgiven by the Company; and (d) for fiscal 2003, a one-time grant of $100,000 in deferred compensation, a $58,333 relocation payment, and certain housing benefits, all of which were received in connection with Mr. Lampert's promotion to Chief Operating Officer and as an inducement to his repatriation to the United States. See Executive Employment Contracts, Termination of Employment and Change in Control Arrangements below.
(10) For fiscal 2005, this amount represents (a) $33,333 that vested and was paid out pursuant to a grant made under Mr. Schutzman's SERP (see Supplement Executive Retirement Plans for Named Executive Officers below);
     (b) earnings of $12,132 on the unvested unpaid portion of Mr. Schutzman's SERP; and (c) $3,708 in insurance premiums paid by the Company. For fiscal 2004, this amount represents insurance premiums paid by the Company.

(11) For fiscal 2005, this amount represents (a) $91,340, the portion of the grant of the August 6, 2003 LTCIP award that vested on August 6, 2004 pursuant to Mr. Stampfli's SERP; (b) earnings of $2,969 on the unvested portion of Mr. Stampfli's August 6, 2003 LTCIP award; and (c) insurance premiums of $10,273 paid by the Company. For fiscal 2004, this amount represents insurance premiums paid by the Company. For fiscal 2003, this amount represents $36,667, the final installment of the April 19, 2000 grant of deferred compensation that vested in three equal annual installments beginning January 1, 2001 (as described under Supplemental Executive Retirement Plans for Named Executive Officers below), and insurance premiums of $11,655 paid by the Company.

STOCK OPTIONS

The following table sets forth information concerning stock option exercises during fiscal 2005 by each of the NEOs and the fiscal year-end value of unexercised options held by such officers, based on the closing price of $1.21 for the Common Stock on July 1, 2005, the last trading day before fiscal year end.


                AGGREGATED STOCK OPTION EXERCISES IN FISCAL 2005
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                                      Value of Unexercised
                              Shares         Value           Number of Shares Underlying             In-the-Money Options
                           Acquired on      Realized        Unexercised Options at FY End                at FY End ($)
Name                       Exercise (#)       ($)           Exercisable     Unexercisable        Exercisable     Unexercisable
----                       ------------       ---           -----------     -------------        -----------     -------------
Ira B. Lampert               314,312(a)   $373,375(b)           640,660                -            $114,694               -
Gerald J. Angeli                     -              -            67,500                -                   -               -
Richard M. Finkbeiner                -              -                 -                -                   -               -
Keith L. Lampert                     -              -           283,022           33,334             $ 5,200               -
Alan Schutzman                       -              -            20,000           40,000                   -               -
Urs W. Stampfli                      -              -            63,665                -                   -               -


----------------
     (a) On August 9, 2004, Ira B. Lampert tendered 136,269 fully paid and owned shares of Common Stock to the Company in payment of the exercise price of these options and deferred delivery of the remaining 178,043 of those shares under the Company's Deferred Delivery Plan.
     (b) No shares were sold upon exercise of the referenced options. A monetary value was assigned to the option exercises for accounting purposes only.

EXECUTIVE EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT
AND CHANGE IN CONTROL ARRANGEMENTS

The following is a summary of the employment agreements between the Company and each of the NEOs. The employment agreements provide for each named executive to serve in the respective capacities indicated in the Summary Compensation Table.

Effective as of July 1, 2005, the employment agreement between the Company and Ira B. Lampert (the "Lampert Agreement") was amended to provide a four-year term that expires on July 1, 2009 and to end the Company's obligation to make $500,000 annual contributions to a SERP adopted for the benefit of Ira B. Lampert. The term of the employment agreements between the Company and each of Keith L. Lampert and Urs W. Stampfli expires on January 1, 2006, inclusive, and between the Company and Alan Schutzman on September 14, 2006, inclusive, unless renewed by mutual agreement of the parties, and may be terminated by the Company on thirty (30) days' notice at any time or by the executive after the expiration of the stated term. The Company and Mr. Bosi entered into an employment agreement signed on October 21, 2004, which was extended beginning June 2, 2005 and may be terminated by either party for any reason or no reason with 30 days' prior written notice to the other party. Mr. Finkbeiner's employment terminated effective as of July 27, 2004 pursuant to the terms of a separation agreement, which is described below.

The employment agreements provide that the Company will pay Ira B. Lampert and Keith L. Lampert annual base salaries of $900,000 and $350,000, respectively, effective as of January 1, 2003; an annual base salary of $250,000 to Urs W. Stampfli effective as of July 1, 2003; an annual base salary of $275,000 to Alan Schutzman effective as of September 15, 2003; and a monthly salary to Robert A. Bosi of $24,990 effective as of October 21, 2004. Ira B. Lampert voluntarily reduced his base salary from $900,000 to $800,000 per annum for the period from July 1, 2004 to June 30, 2005. The employment agreement of Richard M. Finkbeiner, which terminated effective as of July 27, 2004, provided for an annual base salary of $262,500.

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

Pursuant to their employment agreements, Mr. Finkbeiner was provided with a relocation package; and Messrs. Finkbeiner and Schutzman were each provided with a one-time grant of $100,000 in deferred compensation. These grants of deferred compensation are described below under "Supplemental Executive Retirement Plans for NEOs."

The Lampert Agreement provides that if his employment with the Company is terminated by reason of death or disability, Mr. Lampert, or his legal representative, would be entitled to receive, in addition to accrued compensation (including, without limitation, any earned but unpaid bonus or long-term incentive awards, any amount of base salary accrued or earned but unpaid, any deferred compensation earned but unpaid, any earnings on deferred compensation under the Lampert SERP (as defined below), any accrued but unused vacation pay and unreimbursed business expenses (the "Accrued Amounts")), his base salary for the scheduled balance of the term (payable in the case of death in a lump sum), a prorated bonus for the year in which the death or disability occurred, and any other or additional benefits owed to the executive under the then applicable employee benefit plans or policies of the Company, subject in the case of disability to offset against the base salary payment by the amount of any disability benefits provided to him by the Company or under any disability insurance provided by or paid for by the Company.

The Lampert Agreement entitles Ira B. Lampert to participate generally in all pension, retirement, insurance, savings, welfare and other employee benefit plans and arrangements and fringe benefits and perquisites maintained by the Company from time to time for senior executives of a comparable level. In addition to any life insurance provided pursuant to one of the Company's plans, Mr. Lampert is also provided with term life insurance, for such beneficiaries as are designated by Mr. Lampert, of $5 million face value, and long-term disability coverage with a $600,000 annual benefit payable in the event that Mr. Lampert's employment with the Company is terminated due to his disability (the "Additional Life and Disability Insurance"). In addition, the Company may purchase key person life insurance on the life of Mr. Lampert, which may be used to satisfy the Company's obligations under the Lampert Agreement in the event of Mr. Lampert's death. The Company currently maintains $5 million in key person life insurance on the life of Mr. Lampert.

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

Pursuant to the employment agreements for Keith L. Lampert, Urs W. Stampfli and Alan Schutzman, if the Company terminates the executive's employment at any time without cause, or if the executive terminates his employment after the stated term of his employment agreement, the executive is entitled to severance payments equal to one year of the executive's then base salary and his automobile allowance, payable in installments in accordance with the normal payroll schedule.

Pursuant to Mr. Bosi's employment agreement, the Company will reimburse Mr. Bosi for all documented reasonable expenses he incurs in the performance of his duties. In addition, the Company reimburses Mr. Bosi (i) for the cost of one (1) round-trip, economy class flight per month during the term of the agreement between the Company's Florida offices and his out-of-state residence; and (ii) $1,000 for the cost of an automobile rental for his use while in Florida. The Company also leases an apartment for Mr. Bosi in Florida.

Mr. Finkbeiner's employment agreement provided that, if the Company terminates his employment without cause, Mr. Finkbeiner is entitled to severance payments equal to twelve months' of his then base salary, a provision memorialized under his separation agreement, which is described below. The employment agreement for Keith L. Lampert also provides that if his employment were to be terminated by the Company without cause, or upon a change of control, the stock option for 100,000 shares granted to Mr. Lampert on November 11, 2002 would automatically become exercisable in full. In accordance with its vesting terms, the option will vest in full and become exercisable on November 11, 2005.

The employment agreement of each NEO prohibits him from competing with the Company for one year following the termination of his employment with the Company; however, if Ira B. Lampert's employment is terminated without cause, the duration of his non-compete covenants would extend throughout the period in which his base salary and other benefits are continued if such period exceeds twelve months.

Richard M. Finkbeiner's employment with the Company terminated effective as of July 27, 2004. Mr. Finkbeiner and the Company entered into a separation agreement, dated as of August 18, 2004, pursuant to which, in addition to any other benefits he is entitled to receive under the Company's 401(k) plan, he was to receive: (a) the equivalent of his base salary of $262,500 per annum (in installments in accordance with the normal payroll schedule) through July 26, 2005, in accordance with the severance provisions of his employment agreement;
(b) a lump sum payment of $12,500; (c) pay for accrued but unused vacation; and
(d) a lump sum payment of $75,000, representing the funds in his SERP that had vested prior to or as a result of the termination of his employment.

Under the separation agreement, Mr. Finkbeiner is prohibited from competing with the Company for one year and is required to provide the Company with certain cooperation and assistance (without receiving additional compensation for same during the period covered by the severance payments). As a condition to receiving any severance payments, Mr. Finkbeiner released the Company from any and all liability.

Supplemental Executive Retirement Plans for Named Executive Officers

Pursuant to the Lampert Agreement, the Company adopted a SERP for the benefit of Ira B. Lampert (the "Lampert SERP"). A specified amount of deferred compensation, which was $500,000 through June 30, 2005, was credited to the Lampert SERP account each year. These yearly credits are 100% vested and not subject to forfeiture. Mr. Lampert voluntarily reduced the amount of the credit that was made in January 2005 from $500,000 to $350,000. Effective as of July 1, 2005, the Company will no longer be obligated to make $500,000 annual contributions to the Lampert SERP. However, if a change of control of the Company occurs and Mr. Lampert remains employed by the Company thereafter, the Company will be obligated to pay Mr. Lampert $500,000 within 30 days after the date of the change of control and annually during the remaining term of his employment with the Company on the first business day of each calendar year following the change of control.

Effective as of April 19, 2000, in connection with a one-time grant of deferred compensation to certain executive officers, the Company adopted certain SERPs, including those with respect to deferred compensation in the following amounts for the following NEOs (the "Executive SERPs"): (i) Keith L. Lampert, $450,000; and (ii) Urs W. Stampfli, $110,000. The amounts in the Executive SERP accounts vested in three equal annual installments on January 1st of 2001, 2002 and 2003. The Company simultaneously approved a one-time grant of deferred compensation to Ira B. Lampert in the amount of $1,549,998 with the same vesting schedule as under the Executive SERPs, and the Lampert SERP was amended to include appropriate terms to govern this one-time grant of deferred compensation.

In connection with a one-time grant of $100,000 in deferred compensation to Richard M. Finkbeiner as of July 22, 2002, the Company adopted a SERP for his benefit (the "Finkbeiner SERP"). Pursuant to his SERP, the amounts in the SERP accounts vested, so long as Mr. Finkbeiner continued to be employed by the Company, in four annual installments of $25,000 each on July 22nd of 2003, 2004, 2005 and 2006. Under the terms of his SERP, if the Company terminated Mr. Finkbeiner's employment without cause, half of each year's installment would immediately become vested. When Mr. Finkbeiner's employment terminated on July 27, 2004, half of the installments scheduled to vest on July 22, 2005 and July 22, 2006 were forfeited and the other half, representing an amount of $37,500, immediately vested. Following his termination, the Company paid out a total of $75,000 to Mr. Finkbeiner in a lump sum. The remaining $25,000 of the $100,000 award was forfeited.

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

Each time the Company credits an executive's account under a SERP agreement, the Company simultaneously contributes an equal amount to a trust established for the purpose of accumulating funds to satisfy the obligations incurred by the Company pursuant to the SERP. In addition, each account under a SERP agreement is subject to adjustment for income, expenses, gains or losses sustained as a result of investment of the SERP funds as directed by the executive (or an investment manager chosen by the executive) in his sole discretion, except that the Company directs the investment, in accordance with its Cash Investment Policy, of any unvested balances in an account established as a result of the deferred LTCIP awards to Ira B. Lampert and Keith L. Lampert described under the caption Deferred Long-Term Compensation below.

Deferred Long-Term Compensation

During fiscal 2004, certain NEOs were awarded the following amounts of contingent deferred compensation under the 2002 LTCIP with respect to the fiscal 2002-2003 performance period (the "Deferred LTCIP Awards"): (i) Ira B. Lampert, $670,474; (ii) Richard M. Finkbeiner, $224,722; (iii) Keith L. Lampert, $389,629; and (iv) Urs W. Stampfli, $274,021.

The Deferred LTCIP Awards to Keith L. Lampert and Urs W. Stampfli vest, so long as the executive continues to be employed by the Company, in three equal annual installments on August 6, 2004, 2005 and 2006, or immediately upon: (i) a change of control of the Company; or (ii) the executive's death or disability. The Deferred LTCIP Award to Richard M. Finkbeiner was forfeited when his employment terminated before any vesting occurred.

Ira B. Lampert voluntarily agreed to delay the vesting of his Deferred LTCIP Award by one year, such that it vests in three equal installments beginning on August 6, 2005, 2006 and 2007 instead of August 6, 2004, 2005 and 2006.
Otherwise, the Deferred LTCIP Award granted to Ira B. Lampert has substantially the same terms and conditions as the other Deferred LTCIP Awards, except that, in addition to the events that will accelerate the vesting of the other Deferred LTCIP Awards, it provides for immediate vesting in the event of termination without cause, a constructive termination of employment without cause, or the non-renewal of his employment contract.

The Lampert SERP, the Executive SERPs and the Finkbeiner SERP were all amended to include appropriate terms to govern the Deferred LTCIP Awards. The Company contributed the foregoing amounts to trusts established for the purpose of holding funds to satisfy the Company's obligations under the Deferred LTCIP Awards. The Company anticipates amending certain provisions of each SERP in response to the tax treatment of non-qualified deferred compensation required by the American Jobs Creation Act of 2004 after the Internal Revenue Service provides further guidance.

MANAGEMENT EQUITY PROVISIONS OF 1993 INCENTIVE PLAN

In August 1995, the Compensation Committee of the Board approved stock purchase awards under the Management Equity Provisions ("MEP") of the Company's 1993 Incentive Plan. The Company received commitments for the purchase of 888,000 shares (the "Purchased Shares"). Each purchaser was also granted the right to receive a contingent restricted stock award covering a number of shares equal to the number of shares he had purchased based upon attainment of increases in shareholder value in accordance with the plan.

In November 1995, each then participating member of the MEP Group entered into a Voting Agreement pursuant to which each member agreed to vote all of his Purchased Shares and contingent restricted stock awarded pursuant to the MEP in accordance with the determination of the holder of a majority of all of the Purchased Shares and contingent restricted stock held by the purchasers. To effect the foregoing, each of the members delivered an irrevocable proxy to Ira
B. Lampert. In February 1997, the Voting Agreement and the irrevocable proxies were amended and restated to govern the options to purchase shares of Common Stock ("Option Shares") awarded to the then members of the MEP Group in December 1996 in lieu of the contingent restricted stock.

At the end of fiscal 2004, the MEP Group consisted of the following employees or former employees of the Company: Ira B. Lampert, Keith L. Lampert, Harlan I. Press, Brian F. King, whose employment with the Company terminated as of July 1, 2004, and Arthur Zawodny, whose consulting services to the Company terminated as of January 1, 2005. During fiscal 2005, Messrs. Press and King ceased to be members of the MEP Group when they sold all of their Purchased Shares and Option Shares in August 2003 and August 2004, respectively, and Mr. Zawodny ceased to be a member of the MEP Group when he forfeited his Option Shares in April 2005 and sold his Purchased Shares in May 2005.

As of August 4, 2005, Ira B. Lampert held 432,344 Purchased Shares and 377,656 Option Shares and Keith L. Lampert held 110,000 Purchased Shares. Ira B. Lampert holds an irrevocable proxy entitling him to vote, in addition to his own voting shares of Common Stock, the Purchased Shares held by Keith L. Lampert.

DIRECTOR COMPENSATION

During fiscal 2005, each non-employee member of the Board was paid the following: (i) an annual fee of $15,000 for serving on the Board; (ii) a $2,500 annual fee for each Board committee on which he served ($3,500 for serving as Chairman); and (iii) $1,000 for each Board or committee meeting attended. The Company reimburses all reasonable expenses incurred by both employee and non-employee directors in connection with such meetings. Independent directors do not receive additional compensation for meetings held separately from Board meetings. Effective as of July 4, 2004, the annual fee for serving as Chairman of the Audit Committee and Chairman of the Compensation and Stock Option Committee was increased to $10,000 and $5,000, respectively, in light of the additional duties and responsibilities associated with chairing those committees.

In addition, pursuant to the formula award provisions of the Company's 1993 Incentive Plan, as amended, prior to January 20, 2003, each non-employee director automatically received the following options to purchase shares of the Common Stock. Upon appointment to the Board, each non-employee director received: (i) an option to purchase up to 40,000 shares, vesting as to 8,000 shares on the following January 1 and on each January 1 thereafter (provided that, if a director fails to attend at least 75% of the Board meetings in any calendar year, then the portion of the option that would have vested on the next January 1 is forfeited); and (ii) an immediately exercisable option to purchase 13,000 shares. On each anniversary of his appointment, each non-employee director received another immediately exercisable option to purchase 13,000 shares. All of the foregoing options have an exercise price equal to the closing price of the Common Stock on the date of grant and expire on the earlier of: (i) five years from the grant date; or (ii) one year after the recipient ceases to be a member of the Board. On January 20, 2003, the 1993 Incentive Plan was amended to remove the provisions regarding formula awards to non-employee directors and, in lieu of the anniversary grant that would have been received in 2003, each non-employee director was granted an option to purchase 26,000 shares of Common Stock at an exercise price of $5.52 per share. The foregoing options were immediately exercisable as to 13,000 shares and vested as to the remaining 13,000 shares on January 20, 2004 provided the director continued to serve on the Board.

Effective July 31, 2003, the Company amended each option held by William J. Lloyd, who was a member of the Board until such date, to extend its exercise period until its expiration and to permit the continued vesting of an unvested option to purchase 12,000 shares of Common Stock through January 2005, in light of the valuable years of advice and service that Mr. Lloyd provided during his tenure as a member of the Board. The foregoing amendments did not apply to the portion of an option representing the right to purchase 13,000 shares that would have vested on January 20, 2004 under the grant made to him on January 20, 2003, which was forfeited. Effective December 1, 2004, in light of the valuable years of advice and service that J. David. Hakman provided during his tenure as a member of the Board, the Company amended each option to purchase shares of Common Stock that he held to extend its exercise period until its expiration. All the options held by Mr. Hakman had vested and become exercisable prior to his resignation from the Board as of December 1, 2004.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following table sets forth certain information as of August 4, 2005 about the beneficial ownership of our Common Stock by: (i) each person or group who we know beneficially owns more than 5% of our Common Stock; (ii) each director;
(iii) each NEO; and (iv) all directors and executive officers as a group:


                                                                     Amount and Nature of         Percent
Name of Beneficial Owner                                            Beneficial Ownership(1)     of Class (1)
------------------------                                            -----------------------     ------------
(i) Beneficial Owners of More Than 5% of the Common Stock

MT Trading LLC, Sondra Beit, RH Trading LLC and                            4,700,002(2)            16.4%
LTC Racing LLC as a group
    c/o  MT Trading LLC
    530 Silas Deane Highway, Suite 130
    Wethersfield, CT 06109

MT Trading LLC                                                             3,930,862(2)            13.7%
    530 Silas Deane Highway, Suite 130
    Wethersfield, CT 06109

Dimensional Fund Advisors Inc.                                             1,798,561(2)             6.3%
    1299 Ocean Avenue, 11th Floor
    Santa Monica, CA 90401

"MEP Group" of Company Officers or                                         2,366,468(3)             7.9%
    Employees as described in note (3) below

(ii) Directors

Ira B. Lampert                                                             1,983,446(3)(4)           6.6%
Ronald S. Cooper                                                              61,750(5)               *
Morris H. Gindi                                                               67,000(6)               *
William J. O'Neill, Jr.                                                       84,000(7)               *

(iii) Named Executive Officers

Robert A. Bosi                                                                 - 0 -                  *
Keith L. Lampert                                                             493,022(3)(8)           1.7%
Alan Schutzman                                                                43,000(9)               *
Urs W. Stampfli                                                               63,665(7)               *
Richard M. Finkbeiner                                                          - 0 -                  *

(iv) Directors and executive officers as a group (11 persons)(10)          2,893,581                9.5%


--------------------

     *        Indicates less than one percent (1%).
     (1) For purposes of this table, beneficial ownership was determined in accordance with Rule 13d-3 under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the SEC; the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of Section 16 of the Exchange Act. As of August 4, 2005, the Company had 28,680,842 shares of Common Stock issued and outstanding. All shares were owned directly with sole voting and investment power unless otherwise indicated.
     (2) Based on information contained in Schedule 13D/A filed December 2, 2004 by MT Trading LLC and the other members of the group as to their beneficial ownership at December 2, 2004, a Form 4 filed on May 13, 2005 by LTC Racing LLC as to its beneficial ownership at May 11, 2005 and a Schedule 13G filed February 6, 2004 by Dimensional Fund Advisors Inc. as to its beneficial ownership at December 31, 2003. The 3,930,862 shares of Common Stock beneficially owned by MT Trading LLC at December 2, 2004 constitute the majority of the 4,700,002 shares beneficially owned by MT Trading LLC and the other members of the group listed first in this table.

     (3) As of August 4, 2005, a group comprised of Messrs. Ira B. Lampert and Keith L. Lampert (collectively, the "MEP Group") beneficially owned, in the aggregate, 1,442,786 shares and options to purchase 923,682 shares of Common Stock, or 7.9% of 30,113,578 shares, consisting of the 28,680,842 shares of Common Stock outstanding on that date plus the 923,682 shares of Common Stock that would have been outstanding if the fully vested options held by the members of the MEP Group were exercised and the 509,054 shares deferred by Ira B. Lampert were outstanding). Of that total, 542,344 shares and an option to purchase 377,656 shares of Common Stock were purchased under the Management Equity Provisions ("MEP") of the Company's 1993 Incentive Plan and are subject to the terms of an Amended and Restated Voting Agreement, dated February 28, 1997, as amended (the "Voting Agreement") pursuant to which MEP shares are voted in accordance with the will of the holders of a majority of the shares governed by the Voting Agreement. The balance of 900,442 shares and options to purchase 546,026 shares of Common Stock were purchased or held outside the MEP. See "Management Equity Provisions of 1993 Incentive Plan" above. The MEP Group's address is c/o Concord Camera Corp., 4000 Hollywood Boulevard, Presidential Circle - 6th Floor, North Tower, Hollywood, Florida 33021.
      (4) Represents: (i) 640,660 shares that may be acquired pursuant to stock options exercisable within 60 days after August 4, 2005;
              (ii) 695,732 shares owned, as to all of which Mr. Lampert has sole dispositive power; (iii) 509,054 shares, the delivery of which was deferred by Mr. Lampert into future years under the Company's Deferred Delivery Plan, but which could be acquired by him within 60 days after August 4, 2005 under certain limited circumstances described in that plan; (iv) 28,000 shares held by a ss.501(c)(3) charitable trust of which Mr. Lampert is a trustee with voting and dispositive power; and (v) 110,000 additional MEP shares held by Keith L. Lampert that Ira B. Lampert has the right to vote since he currently owns a majority of the shares governed by the Voting Agreement. The MEP Group is deemed to have acquired the shares beneficially owned by any member of the MEP Group described in footnote (3) above. Since Mr. Lampert is part of the MEP Group, the shares beneficially owned by him are included in footnote (3) above.
     (5) Includes 48,750 shares that may be acquired pursuant to stock options exercisable within 60 days after August 4, 2005.
     (6) Represents 52,000 shares that may be acquired pursuant to stock options exercisable within 60 days after August 4, 2005, and shares held by the Notra Trading Inc. Profit Sharing Plan & Trust, a retirement plan of which Mr. Gindi is a co-trustee and participant.
     (7) Represents shares that may be acquired pursuant to stock options exercisable within 60 days after August 4, 2005.
     (8) Represents 283,022 shares of Common Stock that may be acquired pursuant to stock options exercisable within 60 days after August 4, 2005 and 210,000 shares owned, as to all of which Keith Lampert has sole dispositive power. The MEP Group is deemed to have acquired the shares beneficially owned by any member of the MEP Group described in footnote (3) above. Since Mr. Lampert is part of the MEP Group, the shares beneficially owned by him are included in footnote (3) above.
     (9) Represents 40,000 shares that may be acquired pursuant to stock options exercisable within 60 days after August 4, 2005 and 3,000 shares owned by an IRA account of Mr. Schutzman.
     (10) The group is comprised of Messrs. Ira B. Lampert, Cooper, Gindi, O'Neill, Angeli, Bosi, Keith L. Lampert, Press, Robinson, Schutzman and Stampfli. The group does not include any securities of the Company beneficially owned by Mr. Finkbeiner.

FISCAL YEAR-END EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth aggregated information concerning our equity compensation plans outstanding at July 2, 2005.


                                                                                                No. of Securities
                                      No. of Securities to                                     Remaining Available
                                         be Issued upon                                        for Future Issuance
                                         Exercise of               Weighted-Average                under Equity
                                      Options, Warrants           Exercise Price of             Compensation Plans
                                         and Rights             Options, Warrants and           (excluding shares
                                         Outstanding              Rights Outstanding               reflected in
  Plan Category                         at FY End (#)               at FY End ($)                the 1st column)
  -------------                         -------------           ---------------------            ---------------
  Equity Compensation Plans
  Approved by Shareholders               1,623,805                      $4.15                              --

  Equity Compensation Plans
  Not Approved by
  Shareholders                             642,084                       5.04                        620,500
                                     --------------------       -----------------------       -----------------------

  Total                                  2,265,889                      $4.40                        620,500
                                     ====================       =======================       =======================

At July 2, 2005, we had a total of fourteen (14) compensation plans under which Common Stock was authorized for issuance that were adopted without shareholder approval: (i) the 2002 Incentive Plan for Non-Officer Employees, New Recruits and Consultants (the "First 2002 Incentive Plan") and the 2002 Incentive Plan for New Recruits (the "Second 2002 Incentive Plan", collectively with the First 2002 Incentive Plan, the "2002 Plans"); and (ii) twelve (12) individual stock option plans, eleven (11) of which were issued to employees (two of whom are executive officers) as an inducement to their employment with the Company and one (1) of which was issued to a consultant as a retention inducement. None of the options issued under any of these plans qualifies as an incentive stock option for federal tax purposes.

At July 2, 2005, 498,000 and 500,000 shares of Common Stock were reserved for issuance pursuant to outstanding options granted under and options available for grant under the First 2002 Incentive Plan and the Second 2002 Incentive Plan, respectively. New recruits (including officers), non-officer employees and consultants in our service are eligible to participate in the First 2002 Incentive Plan. Only new recruits (including officers) are eligible to participate in the Second 2002 Incentive Plan. The 2002 Plans generally provide for the granting of stock, stock options, stock appreciation rights, restricted shares or any combination of the foregoing to eligible participants. Shares subject to any outstanding options under each of these plans which expire or otherwise terminate prior to exercise will be available for subsequent issuance under the plan. Except as otherwise required by law or the plan, the Compensation and Stock Option Committee or our Board of Directors determine which eligible individuals are to receive option grants, the number of shares subject to each such grant, the vesting schedule for the option grant, the maximum term for which any granted option is to remain outstanding, and the exercise price. The exercise price may not be less than the fair market value of the option shares on the grant date.

At July 2, 2005, 264,584 shares of Common Stock in the aggregate were reserved for issuance under individual stock option plans that were issued to employees (two of whom are executive officers) as an inducement to their becoming employed by the Company, and to a consultant as an inducement for his continued services, or were subsequently received by the employee or consultant, in exchange for their inducement option, in connection with a stock option repricing program. These plans were adopted for inducement of new employees and consultants and have substantially the same terms and conditions as options issued under the 2002 Plans. These stock options generally vest in three annual installments beginning on the first anniversary of the employee's start date or the grant date, have an exercise price equal to the closing price of the Common Stock on the date of grant, and expire ten years after the grant date. For those stock options that were received in exchange for the person's inducement option, the vesting schedule and expiration date of the inducement option were carried forward into the person's repriced stock option. The consultant's stock option began vesting on the date of grant, continued vesting in annual installments and became vested in full on April 24, 2004 since the consultant continued to make his services available to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees for professional services provided by Ernst & Young LLP to the Company during fiscal 2005 and fiscal 2004 are (in thousands):

                                   FY 2005           FY 2004
                                   -------          -------
Audit Fees                        $    858          $  1,422
Audit Related Fees                     228               421
Tax Fees                                 -                 -
All Other Fees                           -                 -
                                  --------          --------
Total                             $  1,086          $  1,843
                                  ========          ========

Audit Fees include fees for services rendered for the audit of the Company's annual financial statements, advisory services related to Section 404 of the Sarbanes-Oxley Act, reviews of financial statements included in the Company's quarterly reports on Form 10-Q, and consents and other services normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees principally include fees for due diligence in connection with the Jenimage acquisition and other possible transactions, and accounting consultations.

Tax Fees would include fees for services rendered for tax compliance, tax advice and tax planning. The Company obtains these types of services from an accounting firm other than Ernst & Young LLP and BDO Seidman, LLP.

All Other Fees would include fees for all other services rendered to the Company that do not constitute Audit Fees, Audit-Related Fees or Tax Fees.

In considering the nature of the services provided by BDO Seidman, LLP and Ernst & Young LLP, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with each of BDO Seidman, LLP and Ernst & Young LLP and management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

APPROVAL POLICY

All services rendered by the Company's independent auditors are pre-approved by the Audit Committee in accordance with the Company's Audit and Non-Audit Pre-Approval Policy for independent auditor services and are monitored both as to spending level and work content by the Audit Committee to maintain the appropriate objectivity and independence of the core service of the independent registered public accounting firm, which is the audit of the Company's consolidated financial statements. Under the policy, the terms and fees of annual audit services, and any changes thereto, must be approved by the Audit Committee.

The policy also sets forth detailed pre-approved categories of other audit, audit-related and other non-audit services that may be performed by the Company's independent auditors during the fiscal year, subject to the dollar limitations set by the Audit Committee. The Audit Committee may, in accordance with the policy, delegate to any of its members the authority to approve audit and non-audit services to be performed by the independent auditors. Any Audit Committee member who exercises this delegated authority must report any approval decisions to the Audit Committee at its next scheduled meeting. The foregoing pre-approval requirements are subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the Audit Committee prior to completion of the audit.

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


(a)(1)       Financial Statements Page
             Report of Independent Registered Public Accounting Firm                  F-1
             Report of Independent Registered Public Accounting Firm                  F-2
             Consolidated Balance Sheets at July 2, 2005 and July 3, 2004             F-3
             Consolidated Statements of Operations for the years ended                F-4
                      July 2, 2005, July 3, 2004 and June 28, 2003 Consolidated
             Statements of Stockholders' Equity for the years
                      ended July 2, 2005, July 3, 2004 and June 28, 2003              F-5
             Consolidated Statements of Cash Flows for the years
                      ended July 2, 2005, July 3, 2004 and June 28, 2003              F-6
             Notes to Consolidated Financial Statements                               F-7

(a)(2)       Financial Statement Schedule
             Schedule II--Valuation and Qualifying Accounts and Reserves              F-44


All other financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the instructions to Item 8 or are inapplicable and therefore have been omitted.

(A)(3) EXHIBITS


No.                             Description                                Method of Filing
---                             -----------                                ----------------
2.1          Purchase of Share and Claims and Transfer          Incorporated by reference to the Company's
             Agreement, dated May 10, 2004, by and between      current report on Form 8-K filed on May
             Concord Camera GmbH and 4MBO International         25, 2004.
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

3.2          Restated By-Laws, as amended through July          Incorporated by reference to the Company's
             12, 2004                                           10-K for the year ended July 3, 2004.



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

10.3         Contract for Grant of State-Owned Land Use         Incorporated by reference to the Company's
             Right, dated November 8, 1994, with the            10-Q for the quarter ended September 30,
             Shenzhen Land Bureau (English translation)         2000.

10.4         Hong Kong Credit Facility and Factoring            Incorporated by reference to the Company's
             Agreement, dated September 8, 1999, between        10-Q for the quarter ended January 1, 2000.
             The Hongkong and Shanghai Banking
             Corporation Limited ("HSBC") and Concord HK

10.5         Letter agreements between HSBC and Concord         Incorporated by reference to the Company's
             HK dated June 1, 2002 and June 4, 2002,            10-K for the year ended June 29, 2002.
             relating to and amending the Hong Kong
             Credit Facility and Factoring Agreement

10.6         Letter agreement between HSBC and Concord          Incorporated by reference to the Company's
             HK dated December 13, 2003, relating to            10-K for the year ended July 3, 2004.
             cancellation of  Hong Kong Factoring
             Facility



10.7         Letter agreement between HSBC and Concord          Incorporated by reference to the Company's
             HK, dated as of November 7, 2003, relating         10-Q for the quarter ended December 27,
             to the provision of certain banking                2003.
             facilities and the guarantee of same by the
             Company

10.8         Letter agreement between HSBC and Concord          Incorporated by reference to the Company's
             HK, dated as of April 23, 2004, relating to        10-K for the year ended July 3, 2004.
             the provision of certain banking facilities
             and the guarantee of same by the Company

10.9         Debenture, dated June 10, 2004, by Concord         Incorporated by reference to the Company's
             HK in favor of HSBC                                10-K for the year ended July 3, 2004.

10.10        Form of Guarantee from the Company to HSBC         Incorporated by reference to the Company's
             in connection with the Hong Kong credit            10-K for the year ended July 3, 2004.
             facilities, with schedule of outstanding
             Guarantees

10.11        Renewal of Business License of Concord             Incorporated by reference to the Company's
             Camera (Shenzhen) Company Limited, issued          10-K for the year ended July 3, 2004.
             by the Shenzhen Municipal Administration
             for Industry and Commerce on May 17, 2004
             (English translation)

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

10.21*       Amended and Restated Deferred Delivery             Incorporated by reference to the Company's
             Plan, as amended through June 30, 2004             10-K for the year ended July 3, 2004.

10.22*       Amended and Restated Annual Incentive              Incorporated by reference to the Company's
             Compensation Plan, as amended through              June 10-K for the year ended July 3, 2004.
             30, 2004

10.23*       Amended and Restated Long Term Incentive           Incorporated by reference to the Company's
             Plan Commencing Fiscal 2004, as amended            10-K for the year ended July 3, 2004.
             through June 30, 2004, and 2004-2006
             Performance Criteria

10.24*       Restated Flexible Perquisite Spending              Incorporated by reference to the Company's
             Account Program for Corporate Officers, as         10-K for the year ended July 3, 2004.
             amended through July 12, 2004

10.25*       Appendix A, dated June 6, 2002, to Flexible        Incorporated by reference to the Company's
             Perquisite Spending Account Program                quarterly report on Form 10-Q for the
                                                                quarter ended December 28, 2002.

10.26*       Amended and Restated Employment Agreement,         Incorporated by reference to the Company's
             dated as of May 1, 1997, between the               10-K for the year ended July 3, 2004.
             Company and Ira B. Lampert



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

10.28*       Amendment No. 2, dated as of January 1,            Incorporated by reference to the Company's
             1999, to Amended and Restated Employment           10-Q for the quarter ended January 2,
             Agreement dated as of May 1, 1997, between 1999.
             Ira B. Lampert and the Company

10.29*       Amendment No. 5, dated as of December 2,           Incorporated by reference to the Company's
             2002, to Amended and Restated Employment           10-Q for the quarter ended December 28,
             Agreement dated as of May 1, 1997, between 2002.
             Ira B. Lampert and the Company

10.30*       Amendment No. 6, dated February 10, 2003,          Incorporated by reference to the Company's
             to Amended and Restated Employment                 10-Q for the quarter ended March 29, 2003.
             Agreement dated as of May 1, 1997, between
             Ira B. Lampert and the Company

10.31*       Memorandum from Ira B. Lampert dated July          Incorporated by reference to the Company's
             28, 2004 to the Company regarding the              10-K for the year ended July 3, 2004.
             waiver of certain compensation and
             modification to vesting dates, along with
             releases signed by Ira B. Lampert

10.32*       Amended and Restated Supplemental Executive        Incorporated by reference to the Company's
             Retirement Plan and Agreement ("SERP") for         10-K for the year ended July 3, 2004.
             Ira B. Lampert, dated as of August 18,
             2004, between Ira B. Lampert and the Company

10.33*       Amended and Restated SERP for Keith L.             Incorporated by reference to the Company's
             Lampert, dated as of August 18, 2004,              10-K for the year ended July 3, 2004.
             between Keith L. Lampert and the Company

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

10.37*       Separation Agreement dated as of March 29,         Incorporated by reference to the Company's
             2004 between Brian F. King and the Company         10-K for the year ended July 3, 2004.

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

10.44*       Separation Agreement dated as of August 18,        Incorporated by reference to the Company's
             2004 between Richard Finkbeiner and the            10-K for the year ended July 3, 2004.
             Company



10.45*       Terms of Employment between Alan Schutzman         Incorporated by reference to the Company's
             and the Company, effective as of September         10-K for the year ended July 3, 2004.
             15, 2003, and Amendment No. 1 to same dated
             January 23, 2004

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

10.52*       SERP, dated as of September 15, 2003,              Incorporated by reference to the Company's
             between the Company and Alan Schutzman             10-K for the year ended July 3, 2004.

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

10.60*       Terms of Employment  between Robert Bosi and       Terms of Employment incorporated by
             the Company, effective as of October 21,           reference to the Company's 10-Q for the
             2004 and Amendment to same extending the           quarter ended October 2, 2004 and Amendment
             Terms of Employment beginning June 2, 2005.        to same incorporated by reference to the
                                                                Company's Current Report on Form 8-K filed
                                                                with the SEC on June 3, 2005.

10.61*       Terms of Employment  between Blaine Robinson       Incorporated by reference to the Company's
             and the  Company,  effective  as of February       10-Q for the quarter ended October 2, 2004.
             11, 2003 and  Amendment  No. 1 to same dated
             as of January 7, 2005.

10.62*       Amendment No. 7 to the Employment Agreement       Incorporated by reference to the Company's
             and Amendment No. 1 to the Supplemental           Current Report on Form 8-K filed with the
             Executive Retirement Plan, dated as of July       SEC on September 9, 2005.
             1,  2005, between Ira B. Lampert and the
             Company.

16.1         Letter from Ernst & Young LLP to the              Incorporated by reference to the Company's
             Securities and Exchange Commission dated          Current Report on Form 8-K filed with the
             June 20, 2005.                                    SEC on June 20, 2005.

17.1         Resignation  of J. David  Hakman as a member       Incorporated by reference to the Company's
             of the Board of Directors                          Current Report on Form 8-K filed with the
                                                                SEC on November 23, 2004.

21           Subsidiaries of the Company                        Filed herewith.

23.1         Consent of BDO Seidman, LLP                        Filed herewith.



23.2         Consent of Ernst & Young, LLP                      Filed herewith.

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

                                     CONCORD CAMERA CORP.

Date: September 30, 2005             By:  /s/  Ira B. Lampert
                                          -------------------------------------
                                          Ira B. Lampert, Chairman, Chief
                                          Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, and on the date set forth above.


       Signature                                Title
       ---------                                -----
       /s/ Ira B. Lampert                       Chairman of the Board, Chief Executive Officer
       ------------------------------           and President
       Ira B. Lampert                           (Principal Executive Officer)


       /s/  Robert A. Bosi                      Interim Senior Vice President and Chief
       ------------------------------           Financial Officer
       Robert A. Bosi                           (Principal Financial Officer)


       /s/  Blaine A. Robinson                  Corporate Controller
       ------------------------------           (Principal Accounting Officer)
       Blaine A. Robinson

       /s/  Morris H. Gindi                     Director
       ------------------------------
       Morris H. Gindi

       /s/  Ronald S. Cooper                    Director
       ------------------------------
       Ronald S. Cooper

       /s/ William J. O'Neill, Jr.              Director
       ------------------------------
       William J. O'Neill, Jr.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Concord Camera Corp.

We have audited the accompanying consolidated balance sheet of Concord Camera Corp. and subsidiaries as of July 2, 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. We have also audited the schedule for the year ended July 2, 2005 listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and the schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concord Camera Corp. and subsidiaries at July 2, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the 2005 schedule presents fairly, in all material respects, the information set forth therein.

We were also engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Concord Camera Corp.'s internal control over financial reporting as of July 2, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and have issued our report dated September 29, 2005, which disclaimed an opinion on Concord Camera Corp.'s internal controls over financial reporting.

                                                   /s/ BDO Seidman, LLP

Miami, Florida
September 29, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Concord Camera Corp.

We have audited the accompanying consolidated balance sheet of Concord Camera Corp. and subsidiaries as of July 3, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended July 3, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concord Camera Corp. and subsidiaries as of July 3, 2004, and the consolidated results of operations and cash flows for each of the two years in the period ended July 3, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, in the year ended July 3, 2004, the Company changed its method of accounting with respect to the allocation of manufacturing labor and overhead costs to inventories.

                                                 /s/Ernst & Young LLP
                                                 Certified Public Accountants

Fort Lauderdale, Florida
September 28, 2004

CONCORD CAMERA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)


                                                                                JULY 2,         JULY 3,
                                                                                 2005            2004
                                                                               ---------       ---------
ASSETS
Current Assets:
     Cash and cash equivalents                                                 $   8,016       $  18,323
     Short-term investments                                                       35,200          39,600
     Accounts receivable, net                                                     31,860          29,367
     Inventories                                                                  36,382          52,418
     Deferred compensation assets                                                  8,711               -
     Prepaid expenses and other current assets                                     2,708          11,563
                                                                               ---------       ---------
                           Total current assets                                  122,877         151,271
Property, plant and equipment, net                                                16,672          20,597
Other assets                                                                       7,207          17,649
                                                                               ---------       ---------
                           Total  assets                                       $ 146,756       $ 189,517
                                                                               =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Short-term borrowings under credit facilities                              $   2,936       $   9,170
     Accounts payable                                                              32,257          18,783
     Accrued expenses                                                              14,108          16,395
     Deferred compensation liabilities                                              8,688               -
     Other current liabilities                                                      3,127           6,320
                                                                                ---------       ---------
                           Total current liabilities                               61,116          50,668
Other long-term liabilities                                                         3,337          11,724
                                                                                ---------       ---------
                           Total liabilities                                       64,453          62,392
Commitments and contingencies

Stockholders' Equity:
     Blank check preferred stock, no par value,
         1,000 shares authorized, none issued                                           -               -

     Common stock, no par value, 100,000 shares
         authorized; 30,925 and 30,572 shares issued
         as of July 2, 2005 and July 3, 2004, respectively                        143,518         143,073
     Additional paid-in capital                                                     4,853           4,853
     Deferred stock-based compensation                                                  -             (29)
     Deferred share arrangement                                                       624             413
     Accumulated deficit                                                          (61,075)        (16,152)
                                                                                ---------       ---------
                                                                                   87,920         132,158
     Less: treasury stock, at cost, 1,735 and 1,599 shares as
            of July 2, 2005 and July 3, 2004, respectively                         (4,993)         (4,620)

        Less: common stock held in trust, 509 and 331 shares as
            of July 2, 2005 and July 3, 2004, respectively                           (624)           (413)
                                                                                ---------       ---------
                           Total stockholders' equity                              82,303         127,125
                                                                                ---------       ---------
                           Total liabilities and stockholders' equity           $ 146,756       $ 189,517
                                                                                =========       =========


See accompanying notes to consolidated financial statements.

CONCORD CAMERA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)


                                                                    Fiscal Year Ended
                                                             ------------------------------
                                                              July 2,    July 3,   June 28,
                                                               2005       2004       2003
                                                             ---------  ---------  ---------
Net sales                                                    $ 174,348  $ 203,132  $ 189,783
Cost of products sold                                          180,130    188,954    153,532
                                                             ---------  ---------  ---------
Gross (deficit) profit                                          (5,782)    14,178     36,251
Selling expenses                                                16,846     13,522      8,905
General and administrative expenses                             22,948     26,842     20,616
Goodwill impairment                                                  -      3,721          -

Variable stock-based compensation
   (income) expense                                                  -       (659)       900
                                                             ---------  ---------  ---------
Operating (loss) income                                        (45,576)   (29,248)     5,830
Interest expense                                                   931        715      1,230
Other income, net                                               (1,770)      (500)    (2,372)
                                                             ---------  ---------  ---------
(Loss) income before income taxes                              (44,737)   (29,463)     6,972
Provision for income taxes                                         186      7,537        569
                                                             ---------  ---------  ---------
(Loss) income before extraordinary item                        (44,923)   (37,000)     6,403

Extraordinary gain - acquired net assets in
   excess of cost                                                    -      5,778          -
                                                             ---------  ---------  ---------
Net (loss) income                                            $ (44,923) $ (31,222) $   6,403
                                                             =========  =========  =========

Net (loss) income per common share:
Basic:
   (Loss) income before extraordinary item                   $   (1.54) $   (1.29) $    0.23
   Extraordinary gain                                                -       0.20          -
                                                             ---------  ---------  ---------
   (Loss) income per common share                            $   (1.54) $   (1.09) $    0.23
                                                             =========  =========  =========
Diluted:
   (Loss) income before extraordinary item                   $   (1.54) $   (1.29) $    0.22
   Extraordinary gain                                                -       0.20          -
                                                             ---------  ---------  ---------
   (Loss) income per common share                            $   (1.54) $   (1.09) $    0.22
                                                             =========  =========  =========
Weighted average                                                29,157     28,716     27,874
   common shares outstanding - basic
Dilutive effect of common stock options                              -          -      1,571
                                                             ---------  ---------  ---------
Weighted average
   common shares outstanding - diluted                          29,157     28,716     29,445
                                                             =========  =========  =========

See accompanying notes to consolidated financial statements.

CONCORD CAMERA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)


                                                                                                  (Accumulated
                                        Common Stock      Additional    Deferred      Deferred       Deficit)
                                      Issued     Stated    Paid-in    Stock-Based      Share         Retained
                                      Shares      Value    Capital    Compensation   Arrangement     Earnings
                                      -----      -------  ---------   -----------    ----------     ----------
Balance as of June 29, 2002           29,029    $140,547     $4,412      $(332)       $    -           $8,667
Exercise of stock
  options and warrants                   435        562          -         -               -               -
Deferred stock-based
   compensation                            -          -           -        142             -               -
Officers' notes forgiven on
   stock purchases                         -          -           -          -             -               -
Stock-based compensation                   -          -         995          -             -               -
Net income                                 -          -           -          -             -            6,403
Unrealized loss on securities              -          -           -          -             -               -
Comprehensive income                       -          -           -          -             -               -
------------------------------       --------   --------    ---------    ----------   -----------    -----------
Balance as of June 28, 2003           29,464    141,109       5,407       (190)            -           15,070
Exercise of stock options and
    warrants                           1,108      1,964           -          -             -               -
Deferred stock-based
   compensation                            -          -           -        161             -               -
Purchase of treasury stock                 -          -           -          -             -               -
Common stock held in Trust                 -           -          -          -             -               -
Deferred share arrangement                 -           -          -          -           413               -
Stock-based compensation                   -          -        (554)         -             -               -
Net loss                                   -          -           -          -             -          (31,222)
Realized loss on securities                -          -           -          -             -               -
Comprehensive loss                         -          -           -          -             -               -
------------------------------       --------   --------    ---------    ----------   -----------     --------
Balance as of July 3, 2004            30,572    143,073       4,853      $ (29)       $   413         (16,152)
Exercise of stock options
   and warrants                          353        445           -          -             -               -
Deferred stock-based
   compensation                            -          -           -         29             -               -
Purchase of treasury stock                 -          -           -          -             -               -
Common stock held in Trust                 -          -           -          -             -               -
Deferred share arrangement                 -          -           -          -           211               -
Net loss                                   -          -           -          -             -           (44,923)
------------------------------       --------   --------    ---------    ----------   -----------     ---------
   Balance as of July 2, 2005         30,925    $143,518     $4,853        $-         $  624          $(61,075)
                                     ========   ========    =========    ==========   ===========     =========


                                       Notes
                                    Receivable
                                     arising
                                       from
                                      Common                                                      Accumulated
                                       Stock                                Common Stock            Other
                                     Purchase       Treasury Stock          Held in Trust        Comprehensive
                                    Agreements     Shares     Cost        Shares       Cost          Loss          Total
                                    ---------    ---------   -------      --------    -------    -------------   --------
Balance as of June 29, 2002            $(1)        1,543     $(4,137)          -        $-          $    -       $149,156
Exercise of stock
  options and warrants                   -             -           -           -         -               -            562
Deferred stock-based
   compensation                          -             -           -           -         -               -            142
Officers' notes forgiven on
   stock purchases                       1             -           -           -         -               -              1
Stock-based compensation                 -             -           -           -         -               -            995
Net income                               -             -           -           -         -               -          6,403
Unrealized loss on securities            -             -           -           -         -            (431)          (431)
Comprehensive income                     -             -           -           -         -               -          5,972
------------------------------       --------    --------    --------   ---------    ------       ---------      ---------
Balance as of June 28, 2003              -         1,543      (4,137)          -         -            (431)       156,828
Exercise of stock options and
    warrants                             -             -           -           -         -               -          1,964
Deferred stock-based
   compensation                          -             -           -           -         -               -            161
Purchase of treasury stock               -            56        (483)          -         -               -           (483)
Common stock held in Trust               -             -           -         331      (413)              -           (413)
Deferred share arrangement               -             -           -           -         -               -            413
Stock-based compensation                 -             -           -           -         -               -           (554)
Net loss                                 -             -           -           -         -               -        (31,222)
Realized loss on securities              -             -           -           -         -             431            431
Comprehensive loss                       -             -           -           -         0               -        (30,791)
------------------------------       --------    --------    --------   ---------    ------       ---------      ---------
Balance as of July 3, 2004               -         1,599      (4,620)        331      (413)              -        127,125
Exercise of stock options
   and warrants                          -             -           -           -         -               -            445
Deferred stock-based
   compensation                          -             -           -           -         -               -             29
Purchase of treasury stock               -           136        (373)          -         -               -           (373)
Common stock held in Trust               -             -           -         178      (211)              -           (211)
Deferred share arrangement               -             -           -           -         -               -            211
Net loss                                 -             -           -           -         -               -        (44,923)
------------------------------       --------    --------    --------   ---------    ------       ---------      ---------
   Balance as of July 2, 2005            -         1,735     $(4,993)        509     $(624)        $     -        $82,303
                                     ========    ========    ========   =========    ======       =========      =========

See accompanying notes to consolidated financial statements.

CONCORD CAMERA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                         Fiscal Year Ended
                                                       ----------------------------------------------------
                                                        July 2, 2005        July 3, 2003     June 28, 2003
                                                       --------------      --------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                        $ (44,923)          $  (31,222)     $    6,403
Adjustments to reconcile net (loss) income to net
   cash (used in) provided by operating
   activities:
   Provision for specific inventory obsolescence            12,954               11,100              22
   Depreciation and amortization                             8,823                7,872           6,068
   (Gain) loss on sale of short-term investments            (1,124)                 916               -
   Gain on sale of building                                   (450)                   -               -
   Deferred income taxes                                         -                7,204             340
   Extraordinary gain                                            -               (5,778)              -
   Goodwill impairment                                           -                3,721               -
   Variable stock-based compensation (income)
   expense                                                       -                 (659)            900
   Settlement of net accrued product costs                       -                    -          (2,234)
   Changes in operating assets and liabilities:
        Accounts receivable, net                            (2,493)              11,643          (9,510)
        Inventories                                          3,081              (23,021)         (9,854)
        Deferred compensation assets                           (34)              (2,206)         (1,378)
        Prepaid expenses and other current assets            3,806               (6,310)             73
        Other assets                                         1,159                2,976          (1,083)
        Accounts payable                                    13,474               (3,694)          9,603
        Accrued expenses                                    (2,289)               1,159           3,249
        Deferred compensation liabilities                      773                  957           2,325
        Other current liabilities                              (75)               1,893             351
        Other long-term liabilities                           (473)              (1,146)           (289)
                                                         ------------        -----------     -------------
   Net cash (used in) provided by operating                 (7,791)             (24,595)          4,986
        activities
                                                         ------------        -----------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of available-for-sale
      investments                                           13,401                    -               -
   (Purchases) proceeds from sale of short-term
      investments, net                                      (1,846)              40,254         (74,616)
   Purchase of available-for-sale investments               (6,031)              (6,155)              -
   Purchases of property, plant and equipment               (2,819)              (6,806)         (5,795)
   Proceeds from sale of property, plant and
      equipment                                                941                    -               -
   Acquisition, net of cash received                             -               (9,097)              -
                                                         ------------        -----------     -------------
   Net cash provided by (used in) investing
      activities                                             3,646               18,196         (80,411)
                                                         -------------       -----------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   (Repayments) borrowings under financing
      facilities, net                                       (6,234)               9,170               -
   Net proceeds from issuance of common stock                   72                1,481             562
   Repayments of senior notes                                    -                    -         (14,934)
                                                         ------------        -----------     -------------
   Net cash (used in) provided by financing
      activities                                            (6,162)              10,651         (14,372)
                                                         ------------        -----------     -------------
   Net (decrease) increase in cash and cash                (10,307)               4,252         (89,797)
      equivalents
Cash and cash equivalents at beginning of the year          18,323               14,071         103,868
                                                         ------------        -----------     -------------
Cash and cash equivalents at end of the year             $   8,016           $   18,323      $   14,071
                                                         ============        ===========     =============

See Note 3, "Supplemental Cash Flow Information," and accompanying notes to consolidated financial statements.

CONCORD CAMERA CORP.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Concord Camera Corp., a New Jersey corporation, and its consolidated subsidiaries (collectively referred to as the "Company" or "Concord") designs, develops, manufactures, outsources and sells on a worldwide basis popularly priced, easy-to-use image capture products. Its products include single-use, digital and 35mm traditional film cameras. The Company manufactures and assembles products in its manufacturing facilities located in the People's Republic of China ("PRC") for sale to its retail sales and distribution ("RSD") customers and to its design and manufacturing services ("DMS") customers. The proportion of DMS customers to RSD customers decreased during the fiscal year ended July 2, 2005 ("Fiscal 2005"). The Company expects sales to DMS customers to be nominal in Fiscal 2006. The Company's products consist of private label and brand name image capture products sold to retailers worldwide. The Company purchases a significant amount of products from outsourced manufacturers for sale to its RSD customers and offers product and package design to its retail customers.

FISCAL PERIODS

The Company's fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to June 30. Fiscal 2005 and Fiscal 2003 were each comprised of 52 weeks whereas, Fiscal 2004 was comprised of 53 weeks.

For reference purposes, the Company's Fiscal 2005 quarters are defined as the quarter ended: October 2, 2004 ("First Quarter Fiscal 2005"), January 1, 2005 ("Second Quarter Fiscal 2005"), April 2, 2005 ("Third Quarter Fiscal 2005"), and July 2, 2005 ("Fourth Quarter Fiscal 2005"). Also for reference purposes, the Company's fiscal year ending on July 1, 2006 is designated as "Fiscal 2006."

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and include the accounts of the Company. All significant intercompany balances and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant of the Company's estimates includes sales returns and allowances, provision for bad debts, inventory valuation charges, realizability of intangibles including goodwill, realizability of deferred tax assets, and accounting for litigation and settlements, among others.

FOREIGN CURRENCY TRANSACTIONS

The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, European Euro, British Pound Sterling, PRC Renminbi, Hong Kong Dollar and the Japanese Yen. Although certain net sales to customers and purchases of certain components and services are transacted in local currencies, each of the Company's foreign subsidiaries purchases substantially all of its finished goods inventories in U.S. Dollars. Therefore, the Company has determined the U.S. Dollar is the functional currency for all of its subsidiaries. The accounting records for subsidiaries that are maintained in a local currency are remeasured into the U.S. Dollar. Accordingly, most non-monetary balance sheet items and related income statement accounts are remeasured from the applicable local currency to the U.S. Dollar using average historical exchange rates, producing substantially the same result as if the entity's accounting records had been maintained in the U.S. Dollar. Adjustments resulting from the remeasurement process are recorded into earnings. Gains or losses resulting from foreign currency transactions and remeasurement are included in "Other income, net" in the accompanying consolidated statements of operations. For Fiscal 2005, Fiscal 2004 and Fiscal 2003 included in "Other income, net" in the accompanying consolidated statements of operations are approximately $0.4 million, ($0.7) million, and ($1.4) million, respectively, of net foreign currency losses (gains).

HEDGING ACTIVITIES

During Fiscal 2005, Fiscal 2004 and Fiscal 2003 the Company had no forward exchange contracts or other derivatives outstanding and did not participate in any other type of hedging activities.

CONCENTRATION OF CREDIT RISK

The Company sells a significant percentage of its products to a relatively small number of customers. These customers operate in markets located principally in the United States, Canada, the United Kingdom, Germany, France and Japan. Receivables arising from these sales are generally not collateralized. The Company's credit terms extended to customers are generally 60 days or less. The Company does not charge interest on amounts outstanding. The Company monitors the credit-worthiness of its customers and reviews outstanding receivable balances for collectibility on a regular basis and records allowances for doubtful accounts, sales returns and allowances, as necessary. Customers that individually account for greater than 10% of the Company's total net sales create a concentration of credit risk. During Fiscal 2005, there were two such customers. See Note 22, "Geographic Area and Significant Customer Information," for further discussion of significant customers.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents; short-term investments; accounts receivable, net; short-term borrowings under credit or revolving facilities; accounts payable; and accrued expenses approximate fair value because of their liquidity, short duration to maturity or short repayment term. Deferred compensation related assets and liabilities are valued at fair market value based upon the fair market value of their underlying investments. Because judgment is required in interpreting market data to develop estimates of fair value, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies may be material to the estimated fair value amounts.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

INVESTMENTS

At July 2, 2005 and July 3, 2004, the Company's "Short-term investments" as classified in the accompanying consolidated balance sheet consisted of auction rate debt securities and are considered to be available-for-sale securities. During Fiscal 2005, no other comprehensive income or loss is recorded because the variable interest rate feature and short maturities of the auction rate debt securities cause their carrying values to approximate market value. Realized gains and losses, interest and dividends are classified as investment income in "Other income, net" in the accompanying consolidated statements of operations. During Fiscal 2005, the Company recorded a $1.1 million gain on the sale of a short-term investment denominated in European Central Bank Euros. During Fiscal 2004, the Company recorded a $0.9 million loss as a result of its sale of short-term investments. The (gain) loss on the sale of short-term investments is included in "Other income, net" in the accompanying consolidated statement of operations. Investment income of $1.0 million, $1.3 million and $1.5 million related to the short-term investments is included in "Other income, net" for Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively. See "Comprehensive Income (Loss)" below for further discussion of unrealized losses related to available-for-sale securities. Investments held in deferred compensation rabbi trusts directed by participants are classified as trading, and changes in the fair value of such investments are recorded in earnings.

INVENTORIES

Inventories, consisting of raw materials, components, work-in-progress and finished goods, are stated at the lower of cost or market value and are determined on a first-in, first-out basis. Work-in-process and component inventory costs include materials, labor and manufacturing overhead. The Company records lower of cost or market value adjustments based upon changes in market pricing, customer demand, technological developments or other economic factors and for on-hand excess, obsolete or slow-moving inventory.

See Note 5, "Inventories," for discussion of the change in the method of applying manufacturing labor and overhead costs charged to inventory implemented in fiscal 2004.

PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net are carried at cost less accumulated depreciation and amortization. Depreciation is computed by use of the straight-line method over the estimated useful lives of the respective assets. Small tools and accessories used in production in the PRC are charged to operations when purchased. Leasehold costs and improvements are amortized on a straight-line basis over the term of the lease or the estimated useful lives of such improvements, whichever is shorter. Depreciation expense for Fiscal 2005, Fiscal 2004 and Fiscal 2003 was approximately $8.2 million, $7.5 million and $5.4 million, respectively. Depreciation expense for Fiscal 2005 and Fiscal 2004 includes $1.4 million and $1.8 million, respectively, related to a reduction in the remaining useful lives of certain molds and tooling. See Note 6, "Property, Plant and Equipment, Net," and Note 20, "Restructuring and Other Charges." for further discussion.

                                                                    Useful Lives
                    Asset Class                                      (in years)
                    -----------                                       --------

Buildings                                                               30-50
Equipment, including tooling                                             1-10
Office furniture and equipment                                           3-7
Transportation equipment                                                 5-7
Leasehold improvements                                                   3-11

GOODWILL, NET

Goodwill represents the excess of purchase price over the fair value of net assets acquired. Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, ("SFAS No. 142") and ceased amortizing its remaining goodwill balances. Under SFAS No. 142, the Company's goodwill is subject to an impairment test, at least annually. The Company determined its remaining goodwill of $3.7 million at July 3, 2004 was impaired and, accordingly, this goodwill was written-off during Fiscal 2004. Identifiable intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company's amortizable intangible assets include patents, trademarks and licenses and their respective costs are amortized on a straight-line basis over their estimated useful lives. See Note 7, "Goodwill, Net," and Note 8, "Other Assets".

IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company records impairment losses when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Since the Company incurred a significant operating loss during Fiscal 2005 and Fiscal 2004, a potential impairment indicator, it performed an impairment test of its long-lived assets as of July 2, 2005 and July 3, 2004. The Company performed the impairment tests by summarizing the undiscounted cash flows expected to result from the use and eventual sale of its long-lived assets for each year tested, excluding goodwill. The sum of the undiscounted cash flows exceeded the carrying values of these assets and, accordingly, the Company concluded these carrying values are recoverable. Assets reviewed include patents, prepaid amounts related to licensing and royalty agreements and property, plant and equipment. No impairment charges were recorded for Fiscal 2005, Fiscal 2004 and for Fiscal 2003.

REVENUE RECOGNITION

The Company recognizes revenue, in accordance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition: Corrected Copy, when title and risk of loss are transferred to the customer, the sales price is fixed or determinable, persuasive evidence of an arrangement exists, and collectibility is probable. Title and risk of loss generally transfer when the product is delivered to the customer or upon shipment, depending upon negotiated contractual arrangements. Sales are recorded net of anticipated returns which the Company estimates based on historical rates of return, adjusted for current events as appropriate, in accordance with Statement of Financial Accounting Standard No. 48, Revenue Recognition When Right of Return Exists ("SFAS No. 48"). If actual future returns are higher than estimated, then net sales could be adversely affected. Management has assessed the appropriateness of the timing of revenue recognition in accordance with SFAS No. 48. After considering the requirements of SFAS No. 48, the Company concluded it would defer recognition of revenue from certain customers until such customers' transactions meet all of the requirements of SFAS No. 48.

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

In Fiscal 2003, net sales included reimbursements of $1.7 million, for certain development costs incurred in connection with joint development agreements with third parties. During Fiscal 2005 and Fiscal 2004, the Company did not receive any such reimbursements. Revenue is recognized on these arrangements as contractual milestones are achieved.

SHIPPING, HANDLING AND RELATED COSTS

The Company incurred shipping, handling and related costs of approximately $3.6 million, $2.4 million and $2.1 million during Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively, which are included in the accompanying consolidated statements of operations under the caption "Selling expenses." Shipping, handling and related costs incurred by the Company that ready products for sale (i.e., freight, duty and custom charges incurred to deliver products to the Company's manufacturing facilities and warehouses) are included in the accompanying consolidated statements of operations under the caption "Cost of products sold."

PRODUCT DESIGN AND DEVELOPMENT COSTS

Product design and development costs, which include costs in connection with new product development, product design, fundamental and exploratory research, process improvement, product use technology, and product quality assurance, are part of the production process and are expensed as incurred. Certain of the Company's products are developed, designed and engineered by its own engineers in the Company's facilities located in the U.S., Hong Kong and the PRC. The Company incurred $8.4 million, $10.5 million and $8.5 million during Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively, for product design and development. These costs are included in the accompanying consolidated statements of operations under the caption, "Cost of products sold."

ADVERTISING AND PROMOTIONAL ALLOWANCES

Advertising and promotional costs, which include advertising allowances and other discounts, have been expensed as incurred. In accordance with EITF Issue No. 01-09, Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), which addresses the statement of operations classification of consideration between a vendor and a retailer, the Company has recorded certain revenue net of certain allowances provided to customers, including those related to advertising, discounts and other promotions.

STOCK-BASED COMPENSATION

As currently permitted by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation and Disclosure ("SFAS No. 148"), the Company has elected to follow Accounting Principles Board Opinion ("APB Opinion") No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), using the intrinsic value method and related interpretations in accounting for its employee stock-based transactions and has complied with the disclosure requirement of SFAS No. 148. See Note 12, "Stockholders' Equity" and Note 14, "Stock Option Plans." Under APB No. 25, compensation expense is calculated at the time of option grant, based upon the difference between the exercise price of the option and the fair market value of the Company's no par value common stock ("Common Stock"). Compensation expense is recognized over the option's vesting period. No compensation expense for stock options is recognized for stock option awards granted at or above fair market value.

In Fiscal 2002, the Company consummated an exchange offer for certain outstanding stock options and, as a result, is required to apply variable stock-based compensation accounting for the new options issued in the exchange until they are exercised, cancelled or expired. For the repriced options, the Company is only subject to variable stock-based compensation expense when the Company's stock price is greater than $5.97. In Fiscal 2005 the Company recorded $0 variable stock-based compensation expense in the consolidated statement of operations because its Common Stock price on July 2, 2005, was below the new repriced stock options exercise price of $5.97 at the beginning and end of the fiscal year. For Fiscal 2004, the Company recorded $0.7 million in variable stock-based compensation income in the consolidated statement of operations because its Common Stock price on July 3, 2004 was lower than the Common Stock price used to compute variable stock-based compensation expense earlier in the previous quarters. For Fiscal 2003, the Company recorded $0.9 million of variable stock-based compensation expense in the consolidated statement of operations because its Common Stock price on June 28, 2003 was higher than the new repriced stock options' exercise price of $5.97. Because the determination of variable stock-based compensation expense or income associated with the repriced stock options is significantly dependent upon the market price of the Common Stock price at the end of the applicable reporting period, it is not possible to determine its future impact, either favorable or unfavorable, on the Company's consolidated financial statements for prospective reporting periods. The Company considers all of its variable stock-based compensation expense or income as a component of general and administrative expenses.

Pro forma information regarding net (loss) income and (loss) income per share required by SFAS No. 123, as amended by SFAS No. 148, has been determined as if the Company had accounted for its employee stock options under the fair value method. The effects of applying SFAS No. 148 for either recognizing compensation expense or providing pro forma disclosures are not likely to be representative of the effects on reported net income or loss for future years. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for the three years ended July 2, 2005:

                                                   Fiscal Year
                                 --------------------------------------------
                                   2005            2004           2003
                                 --------------------------------------------
Risk-Free Interest Rates                  3.8%            2.8%          2.5%
Expected Option Lives                3-5 years       3-5 years     3-5 years
Expected Volatilities                     75.1            75.6          84.9
Expected Dividend Yields                    0%              0%            0%

Weighted Average Fair Value
     of Options Granted                  $1.16           $5.82         $3.39

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


                                                                                   Fiscal Year
                                                                ---------------------------------------------
                                                                   2005             2004             2003
                                                                -----------      -----------      ------------
Net (loss) income, as reported                                 $  (44,923)      $ (31,222)        $  6,403
Deduct/Add: variable stock-based compensation (income)
     expense, net of related tax effects, included in the
     determination of net (loss) income as reported                     -            (659)             743
Deduct: total stock-based compensation
     expense determined under fair value based
     method for all awards, net of related tax effects               (858)         (1,319)          (1,712)
                                                                -----------      -------------     ----------
Pro forma net (loss) income                                    $  (45,781)      $ (33,200)        $  5,434
                                                                ===========      =============     ==========

(Loss) income per share:
     Basic - as reported                                       $    (1.54)      $   (1.09)        $   0.23
                                                                ===========      =============     ==========
     Basic - pro forma                                         $    (1.57)      $   (1.16)        $   0.19
                                                                ===========      =============     ==========
     Diluted - as reported                                     $    (1.54)      $   (1.09)        $   0.22
                                                                ===========      =============     ==========
     Diluted - pro forma                                       $    (1.57)      $   (1.16)        $   0.18
                                                                ===========      =============     ==========

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

COMPREHENSIVE INCOME (LOSS)

Comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, ("SFAS No. 130") includes net (loss) income adjusted for certain revenues, expenses, gains and losses that are excluded from net (loss) income under accounting principles generally accepted in the U.S. Unrealized gains and losses related to the Company's available-for-sale investments are included as a component of "Accumulated other comprehensive loss" reported in the accompanying consolidated statement of stockholders' equity as of June 28, 2003. Unrealized gains related to the Company's available-for-sale investments are excluded from net (loss) income. During Fiscal 2005, Fiscal 2004 and Fiscal 2003 the Company's comprehensive (loss) income was ($44.9) million, ($30.8) million and $6.0 million. During Fiscal 2005, the Company did not have any items of other comprehensive income or (loss). During Fiscal 2004 and Fiscal 2003, the Company had items of other comprehensive income or (loss) of $0.4 million and $(0.4) million, respectively, related to realized and unrealized loss, respectively, on available-for-sale securities. See "Investments" above for a further discussion of available-for-sale securities.

(LOSS) INCOME PER SHARE

Basic and diluted (loss) income per share are calculated in accordance with SFAS No. 128, Earnings per Share ("SFAS No. 128"). All applicable (loss) income per share amounts have been presented in conformity with SFAS No. 128 requirements. During the past three fiscal years, the Company has issued shares of Common Stock upon the exercise of stock options as follows: Fiscal 2005 (353,478 shares), Fiscal 2004 (1,107,679 shares), and Fiscal 2003 (434,665 shares). In Fiscal 2005, Fiscal 2004 and Fiscal 2003, potentially dilutive securities comprised of options to purchase 2,265,889 shares, 3,325,944 shares, and 120,000 shares of Common Stock, respectively, were not included in the calculation of diluted (loss) income per share because their impact was antidilutive.

For Fiscal 2005, the weighted average effect of 509,054 shares for which delivery has been deferred under the Company's Deferred Delivery Plan, was included in the denominator of both basic and diluted loss per share calculations. For Fiscal 2004, the weighted average effect of 331,011 shares for which delivery has been deferred under the Company's Deferred Delivery Plan, was included in the denominator of both basic and diluted loss per share calculations. See Note 13--Deferred Share Arrangement.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections SFAS No. 154. FAS 154 replaces APB Opinion No. 20, "Accounting Changes" and FAS No. 3, Reporting Accounting Changes in Interim Financial Statement". FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a "restatement". FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on the Company's consolidated financial statements.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than the first annual period beginning after June 15, 2005. The Company adopted SFAS No. 123(R) on July 3, 2005.

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

The Company adopted SFAS No. 123 in Fiscal 2006 using the modified prospective method.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method per APB No. 25, Accounting for Stock Issued to Employees, and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method may have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based awards granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share in "Stock-Based Compensation" in Note 1--"Description of Business and Summary of Significant Accounting Policies" in the accompanying consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the Company has not recognized any operating cash flows in prior periods for such excess tax deductions.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends ARB 43, Chapter 4 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, the statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of the statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 on July 3, 2005.

RECLASSIFICATIONS

Certain amounts in prior years have been reclassified to conform to the current year presentation.


NOTE 2 - ACQUISITION
(tables in thousands)

On May 10, 2004, the Company completed the acquisition of Jenimage Europe GmbH ("Jenimage"), a German corporation. Jenimage, based in Jena, Germany, was merged with the Company's subsidiary, Concord Camera GmbH, which is now a distributor and marketer of JENOPTIK branded photographic and imaging products including digital cameras, APS and 35mm cameras, binoculars and accessories. The acquisition expanded the Company's retail sales and distribution business in Germany and other parts of Europe and resulted in the consolidation of certain European operations and departments at our office in Jena, Germany. The acquisition, recorded under the purchase method of accounting, included the purchase of 100% of the outstanding stock of Jenimage plus acquisition costs together totaling approximately $14.5 million in an all cash transaction. The assets acquired and liabilities assumed are recorded at estimated fair market value at the date of acquisition which resulted in an excess of estimated fair value of net assets acquired over cost, or negative goodwill, of $5.8 million, which was recorded as an extraordinary gain. As the negative goodwill is a permanent income tax difference, no income taxes have been provided relating to the extraordinary gain.

The operating results of Jenimage have been included in the accompanying consolidated statements of operations beginning on its date of acquisition.

The components of the purchase price and its allocation are as follows:

Consideration and Acquisition Costs:

Cash paid for Jenimage common stock                       $  13,382
Acquisition costs                                             1,162
                                                           ----------
                                                          $  14,544
                                                           ==========


Allocation of purchase price:

Current assets, including cash of $4,285                  $  25,499
Liabilities assumed                                          (5,177)
Excess of estimated fair value of net assets acquired
    over cost                                                (5,778)
                                                           ----------
                                                          $  14,544
                                                           ==========

Proforma amounts as if the acquisition had occurred at the beginning of the earliest period presented are not required as the acquisition was not significant.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:
(in thousands)

                                                 Fiscal Year
                                 -----------------------------------------
                                  2005            2004          2003
                                 -----------   -------------  ------------

Cash paid for interest          $   442       $       6      $     212
                                 ===========   =============  ============

Cash paid for income taxes      $     -       $     353      $       -
                                 ===========   =============  ============


Non-cash Investing Activities:

Deferred Share Arrangement                                 2005         2004
                                                        -----------   ----------
Common stock issued to participant and trust           $    373      $   483
Treasury stock received by Company                         (373)        (483)
Deferred share arrangement obligation to participant        211          413
Common stock received and held in trust                    (211)        (413)
                                                        -----------   ----------
                                                       $      -      $     -
                                                        ===========   ==========

The Company did not have any non-cash investing activities in Fiscal 2003. See
Note 13-"Deferred Share Arrangement" for a description of the deferred share arrangement transactions in Fiscal 2005 and Fiscal 2004.

NOTE 4 - ACCOUNTS RECEIVABLE, NET:
(in thousands)

Accounts receivable, net consist of the following:

                                                         July 2,       July 3,
                                                          2005          2004
                                                        ----------   -----------

Trade accounts receivable                              $   39,971   $    39,098
Less: allowances for  sales returns and allowances,
      discounts, and doubtful accounts                     (8,111)       (9,731)
                                                        ----------   -----------
Total accounts receivable, net                         $   31,860   $    29,367
                                                        ==========   ===========


NOTE 5 - INVENTORIES:
(table in thousands)

Inventories consist of the following:

                                                        July 2,       July 3,
                                                         2005          2004
                                                      -----------   -----------

Raw material, components and work-in-process         $    6,507    $    12,378
Finished goods                                           29,875         40,040
                                                      -----------   -----------
Total inventories                                    $   36,382    $    52,418
                                                      ===========   ===========

During Fiscal 2005 and Fiscal 2004, the Company recorded inventory related pre-tax charges of approximately $13.0 million and $11.1 million, respectively, primarily attributable to price declines in the digital camera market, increased competitive pricing pressures and excess customer inventory levels that adversely affected the value of the Company's digital camera inventories of finished goods, components, work-in-process and raw material. The Company reduced the carrying value of inventories below their cost basis to their estimated net realizable value at July 2, 2005. The Fiscal 2005 pre-tax charge of $13.0 million includes restructuring related charges of $4.3 million attributable to the Company's decision to eliminate its reliance on internally designed and manufactured digital cameras and, to a lesser extent, price declines. For Fiscal 2005, the inventory related pre-tax charges had the effect of decreasing inventory by $13.0 million and increasing cost of products sold by $13.0 million. For Fiscal 2004, the inventory related pre-tax charges had the effect of decreasing inventory by $11.1 million and increasing cost of products sold by $11.1 million. See Note 20-- "Restructuring and Other Charges."

During the First Quarter Fiscal 2004, the Company changed its method of applying manufacturing labor and overhead costs to inventories. Previously, the Company used the ratio of labor and overhead costs compared to material costs incurred during a twelve-month period to estimate labor and overhead costs to be applied to material costs in inventories at the end of the period. Under this method, manufacturing labor and overhead costs are applied to inventories using a standard cost approach to estimate the costs incurred during the procurement and production processes.

The standard cost approach was made possible by the Company's efforts to update its information systems and capture additional information related to its standard costs of manufacturing. Management believes that applying manufacturing labor and overhead costs to inventories improves the matching of costs incurred to manufacture the product with their flow through the production process. Under APB Opinion No. 20, Accounting Changes, this accounting change was considered to be a change in accounting estimate inseparable from a change in accounting method. The effect of changing its method of applying manufacturing labor and overhead costs to inventories during the Fiscal 2004, resulted in an increase in each of cost of products sold and net loss in Fiscal 2004 of approximately $1.7 million ($0.06 per diluted common share) compared to the prior method.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET
(in thousands)

Property, plant and equipment, net consists of the following:

                                                        July 2,       July3,
                                                         2005         2004
                                                      -----------  -----------

Buildings                                            $     6,804  $    7,385
Equipment, including tooling                              35,686      35,884
Office furniture and equipment                            15,440      12,621
Transportation equipment                                     567         688
Leasehold improvements                                     5,571       6,538
                                                      -----------  -----------
                                                          64,068      63,116
Less: accumulated depreciation and amortization          (47,396)    (42,519)
                                                      -----------  -----------
Total property, plant and equipment, net             $    16,672  $   20,597
                                                      ===========  ===========

In Fiscal 2005, the Company sold an 11,000 square foot building on a one-half acre parcel in Coalville, England that was used in connection with its operations in the UK. Under the terms of sale, the building was sold for approximately $0.9 million with a carrying value of approximately $0.5 million. Accordingly, in Fiscal 2005, the Company recorded a gain on the sale of the building in the accompanying consolidated statement of operations of approximately $0.4 million.

During Fiscal 2005 and Fiscal 2004, the Company reduced the carrying value and the remaining useful lives of certain molds and tooling used in the production of certain digital cameras since the Company believed these products had a shortened product life due to market conditions and these specific molds and tooling did not have alternative production uses. In Fiscal 2005 and Fiscal 2004, the reduction of the remaining useful lives of the molds and tooling had the effect of decreasing property, plant and equipment, net by $1.4 million and $1.8 million, respectively, and increasing depreciation expense by $1.4 ($.05 per diluted common share) and $1.8 million, respectively, which amounts are included in the cost of products sold. See Note 20--"Restructuring and Other Charges."

NOTE 7 - GOODWILL, NET

The Company currently does not present any indefinite-lived intangible assets in its balance sheets. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. During Fiscal 2004 and in accordance with SFAS No. 142, the Company performed its annual impairment test of its existing goodwill on a date established by the Company to be the first day of the fourth quarter, March 28, 2004, and concluded that no impairment existed at that date. Subsequent to that date, the Company's stock price experienced a significant decline in market value indicating the possible existence of impairment. Since the Company evaluates goodwill impairment at the entity level utilizing a single reporting unit approach, it used the market value of its common stock as the basis to compute the fair value of the entity. Accordingly, the Company reassessed the realizability of goodwill as of July 3, 2004 and concluded its goodwill was impaired. As a result, the Company recorded an impairment charge in the amount of $3.7 million for the full carrying value of goodwill during Fiscal 2004.

NOTE 8 - OTHER ASSETS
 (tables in thousands)

Other assets consists of:
                                                          July 2,     July 3,
                                                           2005        2004
                                                        ----------  ----------
Patents, trademarks and licenses, net                  $     5,227 $     5,863
Deferred compensation assets                                 1,878      10,555
Prepaid royalties                                                -       1,174
Other                                                          102          57
                                                        ----------  ----------
Total other assets                                     $     7,207 $    17,649
                                                        ==========  ==========


Patents, trademarks, and licenses, net
 consist of the following:


                                       Useful Lives      July 2,     July 3,
                                        (in Years)         2005       2004
                                       --------------   ----------  ----------

Patents, trademarks and licenses          5 - 20       $   10,486  $   10,486
Less:  accumulated amortization                            (5,259)     (4,623)
                                                        ----------  ----------
Patents, trademarks and licenses, net                  $    5,227  $    5,863
                                                        ==========  ==========

As of July 2, 2005, the aggregate weighted average amortization period for patents, trademarks, and licenses was approximately 15 years. For Fiscal 2005, Fiscal 2004 and Fiscal 2003, intangible asset amortization expense was $0.6 million, $0.3 million and $0.6 million, respectively. Estimated future aggregate annual amortization expense is as follows:

                                                        Estimated Aggregate
                             Fiscal Year                Amortization Expense
                           -----------------        --------------------------
                                 2006                           $386
                                 2007                            353
                                 2008                            326
                                 2009                            326
                                 2010                            326

The current portion of total deferred compensation assets is recorded in "Deferred compensation asset" in the accompanying balance sheets as of July 2, 2005 and July 3, 2004.

See Note 11, "Other Long-Term Liabilities," for a description of deferred compensation, Note 16, "Income Taxes," for a description of deferred income tax assets, and Note 17, "Commitments and Contingencies," for a description of license and royalty agreements.

NOTE 9 - SHORT-TERM BORROWINGS AND FINANCING FACILITIES

HONG KONG FINANCING FACILITIES

The Company's Hong Kong subsidiary has various revolving demand financing facilities with The Hongkong and Shanghai Banking Corporation Limited ("HSBC") providing an aggregate of approximately $15.9 million in borrowing capacity. The revolving financing facilities are comprised of: (i) an approximate $14.0 million import facility with an approximate $2.6 million packing credit and export sub-limit facility, and (ii) an approximate $1.9 million foreign exchange facility (collectively, the "Hong Kong Financing Facilities"). The Hong Kong Financing Facilities are denominated in Hong Kong Dollars. Since 1983, the Hong Kong Dollar has been pegged to the U.S. Dollar. The Company guarantees all of the amounts under the Hong Kong Financing Facilities. Pursuant to an agreement dated June 10, 2004, the Company's Hong Kong subsidiary granted a security interest in substantially all of its assets to HSBC.

On January 31, 2005, the Company's Hong Kong subsidiary terminated and repaid its former revolving facility with HSBC, denominated in European Central Bank Euros, in an amount of approximately $13.0 million (decreased from January 1, 2005 quarter end due to foreign currency rate fluctuations) constituting all obligations owed thereunder. In February 2005, the Company and HSBC agreed, among other things, to reduce the Company's borrowing capacity under the Import Facility from approximately $24 million to approximately $14 million, and to subordinate approximately $20 million in inter-company payables from the Company's Hong Kong subsidiary to the Company to any amounts owing or which may in the future become owing to HSBC by the Company's Hong Kong subsidiary and further agreed to recapitalize the Hong Kong subsidiary. All of the Hong Kong Financing Facilities are subject to certain covenants, and the Company was in compliance with such covenants as of July 2, 2005 and July 3, 2004, respectively. The Hong Kong Financing Facilities bear interest at variable rates. At July 2, 2005, the Company had $2.9 million in short-term borrowings outstanding under the import facility. At July 3, 2004, the Company had $6.2 million and $3.0 million in short-term borrowings outstanding under the revolving facility and import facility, respectively. The weighted average borrowing rates on the short-term borrowings for the fiscal years ended July 2, 2005 and July 3, 2004 were 4.15% and 3.44%, respectively.


NOTE 10 - SENIOR NOTES

On July 30, 1998, the Company consummated a private placement of $15.0 million of unsecured senior notes ("Senior Notes"). The notes bore interest at 11%, payable quarterly maturing on July 15, 2005. The amortization of the deferred costs associated with the Senior Notes was included in interest expense in the accompanying consolidated statements of operations.

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


NOTE 11 - OTHER LONG-TERM LIABILITIES
(tables in thousands)

Other long-term liabilities consist of the following:
                                                           July 2,      July 3,
                                                            2005         2004
                                                         ----------   ----------

Deferred compensation liabilities                       $     1,228  $    9,317
Licensing and royalty related obligations                     1,891       2,170
Other                                                           218         237
                                                         ----------   ----------
Total other long-term liabilities                        $     3,337  $   11,724
                                                         ==========   ==========

Deferred compensation obligations represent the total vested account balances for all participants included in the Company's supplemental executive retirement plans ("SERPs") and for those participants who have individual deferred compensation arrangements under SERPs between the Company and certain of its executive officers. The current portion related to deferred compensation liabilities is recorded in "Deferred Compensation Liabilities" in the accompanying balance sheets as of July 2, 2005 and July 3, 2004. Current and long-term assets associated with such deferred compensation arrangements were also recorded in "Deferred Compensation Assets" and "Other assets", respectively, in the accompanying balance sheets as of July 2, 2005 and July 3, 2004, respectively. In connection with the SERPs, the Company contributed funds into separate trusts established for the purpose of satisfying the Company's obligations under each SERP. The underlying assets are recorded at fair value and primarily represent cash, marketable equity and fixed income securities invested at the participants' direction. Changes in the vested account balances of the deferred compensation obligations as well as changes in the fair value of the underlying assets are recorded in earnings. Licensing and royalty related obligations represent the total of future minimum royalty payment amounts and an amount equal to the present value of future payments related to various licensing agreements. See Note 17, "Commitments and Contingencies."

NOTE 12 - STOCKHOLDERS' EQUITY:

In the fourth quarter of the year ended July 1, 2000 ("Fiscal 2000"), the shareholders authorized the Company to issue up to 1.0 million shares of blank check preferred stock, with such rights and preferences as may be determined by the Board from time to time. No preferred stock has been issued to date.

The Company has not declared or paid any cash dividends for any of the fiscal years presented in the accompanying consolidated financial statements.


NOTE 13 - DEFERRED SHARE ARRANGEMENT

The Company's Deferred Delivery Plan allows designated executive officers to elect, subject to the approval of the Compensation and Stock Option Committee of the Company's Board of Directors (the "Compensation Committee"), to defer the gains on certain stock option exercises by deferring delivery of the "profit" shares to be received upon exercise.

Pursuant to the Deferred Delivery Plan and an election previously made thereunder, on August 9, 2004, the Company's Chairman, Chief Executive Officer and President ("Chairman") tendered 136,269 fully paid and owned shares of Common Stock to the Company in payment of the exercise price (the "Payment Shares") of his option to purchase 314,312 shares of Common Stock ("2005 Delivery Plan Transaction"). Upon consummation of the 2005 Delivery Plan Transaction, the 136,269 Payment Shares were classified as "Treasury stock" and recorded at a cost of $373,375. The Company issued 314,312 new shares of Common Stock and classified them as "Common stock" at a cost of $373,375, of which 136,269 shares were issued to the Chairman in exchange for the Payment Shares. The remaining 178,043 shares, the delivery of which was deferred by the Chairman, were issued to a rabbi trust. The 178,043 shares held in the rabbi trust have been recorded at a cost of $211,500 and are classified as "Common stock held in trust." The corresponding liability to the Chairman has been recorded at $211,500 and is classified as "Deferred share arrangement" in the stockholders' equity section of the accompanying consolidated balance sheet.

Pursuant to an election previously made under the Deferred Delivery Plan on July 14, 2003, the Chairman exercised an option to purchase 387,000 shares of Common Stock and tendered 55,989 fully paid and owned shares of Common Stock to the Company in payment of the exercise price ("2004 Delivery Plan Transaction"). Upon the consummation of 2004 Delivery Plan Transaction, the 55,989 Payment Shares were classified as "Treasury stock" and recorded at a cost of $482,625. The Company issued 387,000 new shares of Common Stock and classified them as "Common stock" at a cost of $482,625, of which 55,989 shares were issued to the Chairman in exchange for the Payment Shares. The remaining 331,011 shares, the delivery of which was deferred by the Chairman, were issued to a rabbi trust. The 331,011 shares held in the rabbi trust have been recorded at a cost of $412,825 and have been classified as "Common stock held in trust." The corresponding liability to the Chairman has been recorded at $412,825 and is classified as "Deferred share arrangement" in the stockholders' equity section of the accompanying consolidated balance sheet.

NOTE 14 - STOCK OPTION PLANS

On September 4, 2002, the Company adopted a non-qualified stock option plan that provides for a maximum number of 500,000 shares of Common Stock for awards issuable to new employees ("SEP 2002 Plan"). The SEP 2002 Plan permits the Compensation Committee or the Board of Directors (the "Board") to grant, at their discretion, a variety of Common Stock awards on a stand-alone, combination, or tandem basis. The SEP 2002 Plan expires in September 2012.

On April 26, 2002, the Company adopted a non-qualified stock option plan that provides for a maximum number of 500,000 shares of Common Stock for awards issuable to non-officer employees, new employees, and consultants ("APR 2002 Plan"). The APR 2002 Plan permits the Compensation Committee or the Board to grant, at their discretion, a variety of Common Stock awards on a stand-alone, combination or tandem basis. The APR 2002 Plan expires in April 2013.

On August 28, 2001, the Company launched an offer to exchange outstanding stock options with an exercise price of more than $7.00 per share for new options to purchase 75% of the shares subject to the outstanding options at an exercise price of $5.97 per share (the closing price of the Common Stock as reported on the NASDAQ/NMS on the date the Board approved the exchange offer). The exchange offer expired on October 16, 2001. The Company accepted for exchange and cancelled options to purchase a total of 1,375,876 shares of Common Stock and issued new options to purchase a total of 1,031,908 shares of Common Stock in exchange for the cancelled options. As a result of the exchange offer, the Company is required to apply variable accounting for these new stock options until the options are exercised, cancelled or expired. See "Stock-Based Compensation" in Note 1, "Description of Business and Summary of Significant Accounting Policies.".

The Company's 1993 Incentive Plan permitted the Compensation Committee to grant a variety of Common Stock awards. As amended as of July 2, 2005, 1,623,805 shares of Common Stock were subject to the 1993 Incentive Plan. The 1993 Incentive Plan expired on December 1, 2003.

In addition, the Company, from time to time, has granted stock options to certain individuals as an inducement to employment.

For all plans, options granted have a maximum term of ten years and generally vest annually over a three- to five-year period, provided that the optionee remains a full-time employee of the Company.

Stock option activity was as follows:


                                         1993 Plan                 APR 2002 Plan
                               ----------------------------- ---------------------------
                                                 Weighted                    Weighted
                                 Number of       Average     Number of        Average
                                  Shares      Exercise Price   Shares     Exercise Price
                               ----------------------------- ---------------------------
Outstanding at June 29, 2002     3,211,342         $3.18         6,000          $5.35
Canceled                           (23,300)        $3.63       (40,000)         $4.65
Granted                            309,999         $5.30       143,000          $4.45
Exercised                         (348,665)        $0.99             -              -
                               ----------------------------- ---------------------------
Outstanding at June 28, 2003     3,149,376         $3.59       109,000          $4.43
Canceled                           (79,169)        $6.48             -              -
Granted                             63,000        $10.49        24,000          $7.52
Exercised                         (596,513)        $1.71        (2,000)         $4.87
                               ----------------------------- ---------------------------
Outstanding at July 3, 2004      2,536,694         $4.11       131,000          $4.99
Canceled                          (559,411)        $5.81       (87,500)         $3.81
Granted                                  -             -        53,000          $2.14
Exercised                         (353,478)        $1.26             -              -
                               ----------------------------- ---------------------------
Outstanding at July 2, 2005      1,623,805         $4.15        96,500          $4.50
                               ============================= ===========================

Exercisable at July 2, 2005      1,559,806         $4.03        33,001          $6.10
                               ============================= ===========================
Exercisable at July 3, 2004      2,366,694         $3.93        40,334          $4.59
                               ============================= ===========================
Exercisable at June 28, 2003     2,780,927         $3.33         1,000          $5.35
                               ============================= ===========================

                                       SEP 2002 Plan              Individual Plans
                               ----------------------------- ---------------------------
                                                 Weighted                    Weighted
                                 Number of       Average     Number of        Average
                                  Shares      Exercise Price   Shares     Exercise Price
                               ----------------------------- ---------------------------
Outstanding at June 29, 2002             -             -     1,150,166          $3.44
Canceled                                 -             -      (147,916)         $2.46
Granted                             42,000         $5.24             -              -
Exercised                                -             -       (86,000)         $1.52
                               ----------------------------- ---------------------------
Outstanding at June 28, 2003        42,000         $5.24       916,250          $4.13
Canceled                           (14,500)        $5.93       (47,334)         $6.58
Granted                            271,000         $6.76             -              -
Exercised                                -             -      (509,166)         $2.78
                               ----------------------------- ---------------------------
Outstanding at July 3, 2004        298,500         $6.58       359,750          $5.71
Canceled                          (135,000)        $6.19       (95,166)         $6.49
Granted                            117,500         $2.01             -              -
Exercised                                -             -             -              -
                               ----------------------------- ---------------------------
Outstanding at July 2, 2005        281,000         $4.86       264,584          $5.43
                               ============================= ===========================

Exercisable at July 2, 2005         64,534         $6.65       264,134          $5.43
                               ============================= ===========================
Exercisable at July 3, 2004         13,334         $5.24       335,349          $5.68
                               ============================= ===========================
Exercisable at June 28, 2003             -             -       790,314          $3.77
                               ============================= ===========================


           1993 Plan                           Options Outstanding                        Options Exercisable
           ---------             --------------------------------------------------  ---------------------------------
                                                     Weighted
                                                     Average
                                     Number         Remaining        Weighted            Number         Weighted
    Range of Exercise Prices      Outstanding      Contractual       Average          Outstanding       Average
At Least              Less Than   July 2, 2005         Life       Exercise Price      July 2, 2005   Exercise Price
--------              ---------  --------------------------------------------------  ---------------------------------
   $0.50               $1.00         397,656           1.5            $0.91              397,656         $0.91
   $1.00               $2.00         171,000           1.7            $1.44              171,000         $1.44
   $2.00               $4.00         109,000           3.5            $2.68              109,000         $2.68
   $4.00               $6.00         726,149           3.7            $5.73              684,816         $5.75
   $6.00               $8.00         141,000           3.2            $6.73              141,000         $6.73
   $8.00               $9.00          45,000           2.5            $8.23               45,000         $8.23
   $9.00              $11.00          34,000           8.4           $10.49               11,334        $10.49
                                --------------  --------------  ------------------  ----------------- --------------
   $0.50              $11.00       1,623,805           3.0            $4.15            1,559,806         $4.03
                                ==============  ==============  ==================  ================= ==============


         APR 2002 Plan                         Options Outstanding                        Options Exercisable
         -------------           --------------------------------------------------  -------------------------------
                                                     Weighted
                                                     Average
                                     Number         Remaining        Weighted            Number         Weighted
   Range of Exercise Prices       Outstanding      Contractual       Average          Outstanding       Average
At Least              Less Than   July 2, 2005         Life       Exercise Price      July 2, 2005   Exercise Price
--------              ---------  --------------------------------------------------  -------------------------------
   $1.00                $2.00       12,000              9.5            $1.59                    -             -
   $2.00                $6.00       65,500              8.4            $3.83               26,666         $5.49
   $6.00                $9.00       19,000              8.1            $8.67                6,335         $8.67
                                --------------  --------------  ------------------  ----------------- --------------
   $2.00                $9.00       96,500              8.5            $4.50               33,001         $6.10
                                ==============   ============== ==================  ================= ==============


         SEP 2002 Plan                         Options Outstanding                        Options Exercisable
         -------------          --------------------------------------------------  ---------------------------------
                                                   Weighted
                                                   Average
                                     Number       Remaining        Weighted             Number         Weighted
   Range of Exercise Prices       Outstanding    Contractual       Average           Outstanding       Average
At Least              Less Than   July 2, 2005       Life       Exercise Price       July 2, 2005   Exercise Price
--------              ---------  --------------------------------------------------  ------------------------------
   $0.50                $2.00       62,000           9.5            $1.60                    -               -
   $2.00                $4.00      122,000           9.1            $2.86               21,867            $3.06
   $4.00                $6.00       37,000           7.9            $5.54               22,667            $5.50
   $6.00               $12.00       60,000           8.2           $11.87               20,000           $11.87
                                --------------  --------------  ------------------  ----------------- --------------
   $0.50               $12.00      281,000           8.8            $4.86               64,534            $6.65
                                ==============  ==============  ==================  ================= ==============


        Individual Plans                       Options Outstanding                        Options Exercisable
        ----------------        --------------------------------------------------  ---------------------------------
                                                     Weighted
                                                     Average
                                     Number         Remaining        Weighted            Number         Weighted
    Range of Exercise Prices      Outstanding      Contractual       Average          Outstanding       Average
At Least              Less Than   July 2, 2005         Life       Exercise Price      July 2, 2005   Exercise Price
--------              --------- --------------------------------------------------  ---------------------------------
   $2.00                $4.00        45,000            2.8            $2.75               45,000         $2.75
   $4.00                $6.00       174,584            4.9            $5.83              174,134         $5.83
   $6.00                $8.00        40,000            5.3            $6.34               40,000         $6.34
   $8.00                $9.00         5,000            6.8            $8.31                5,000         $8.31
                                --------------  --------------  ------------------  ----------------- --------------
   $2.00                $9.00       264,584            4.6            $5.43              264,134         $5.43
                                ==============   ============== ==================  ================= ==============


                                        1993           APR 2002        SEP 2002        Individual
At July 2, 2005:                        Plan             Plan            Plan             Plans           Total
----------------                   ---------------  ---------------  --------------   --------------  ---------------
Shares of Common Stock                       --        401,500          219,000                 --         620,500
    available for future grants

Shares of Common Stock
    reserved for future issuances     1,623,805         96,500          281,000            264,584        2,265,889

NOTE 15 - DEFINED CONTRIBUTION PLAN

The Company maintains a defined contribution plan ("401(k)") that covers substantially all United States employees meeting certain service requirements. The Company, at its sole discretion, makes matching cash contributions up to specified percentages of employees' contributions and makes additional discretionary contributions if the Company achieves certain profitability requirements.

For Fiscal 2005 and Fiscal 2004, the Company did not make any contribution to the 401(k). For Fiscal 2003, the Company's expenses related to the 401(k) were $268,000.


NOTE 16 - INCOME TAXES
(in thousands)

(Loss) income before income taxes in the accompanying consolidated statements of operations consists of the following:

                                                        Fiscal Year
                                          --------------------------------------
                                            2005           2004         2003
                                          ---------- -------------- ------------

  United States                          $  (4,451)    $   (1,138)   $    (241)
  Foreign                                  (40,286)       (28,325)       7,213
                                          ----------    -----------   ----------
                                         $ (44,737)    $  (29,463)   $   6,972
                                          ==========    ===========   ==========


The provision (benefit) for income taxes is comprised of the following:

                                                       Fiscal Year
                                          ------------------------------------
                                            2005          2004        2003
                                          ------------------------------------
  Current:
         United States                    $      --    $      293    $     61
         Foreign                                186            40         168
  Deferred
         United States                           --         7,298        (149)
         Foreign                                 --           (94)        489
                                          ----------   -----------   ---------
                                          $     186    $    7,537    $    569
                                          ==========   ===========   =========

Deferred income tax assets and liabilities reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and
(b) operating loss carry forwards. The tax effects of significant items comprising the Company's deferred income tax assets as of July 2, 2005, were as follows:


                                          UNITED STATES                 FOREIGN
                                          -------------                 -------
                                     FEDERAL          STATE     HONG KONG      EUROPE        TOTAL
                                     -------          -----     ---------      ------        -----
DEFERRED INCOME TAX ASSETS:

Operating loss carryforwards         $   4,411     $   115      $  6,640     $       472    $ 11,638

Reserves not currently deductible           56`          4           --               --          60

Alternative minimum tax                    138          --           --               --         138

Depreciation                               415          31           --               --         446

Compensation accruals                    4,200         316           --               --       4,516

Difference between book and tax
     basis of property                   2,420         182           --               --       2,602

Amortization                              (639)        (48)          --               --        (687)

Contributions carryover                     58           4           --               --          62

Other deferred income tax assets             2          --           --              126         128
                                     ----------    ---------   ----------    ------------  ----------

Total deferred income tax assets        11,061          604       6,640              598      18,903
Less: valuation allowance              (11,061)        (604)     (6,640)            (598)    (18,903)
                                     ----------    ---------   ----------    ------------  ----------

Net deferred income tax assets       $      --     $     --    $     --      $        --   $      --
                                     ==========    =========   ==========    ============  ==========

The Company has no deferred income tax liabilities as of July 2, 2005.

The tax effects of significant items comprising the Company's deferred income tax assets and liabilities as of July 3, 2004, were as follows:


                                              UNITED STATES                     FOREIGN
                                              -------------                     -------
                                         FEDERAL          STATE        HONG KONG        EUROPE           TOTAL
                                         -------          -----        ---------        ------           -----
DEFERRED INCOME TAX ASSETS:

Operating loss carryforwards         $      778       $       -     $    2,088     $        156    $    3,022

Reserves not currently deductible         1,787              136             -                 -        1,923

Alternative minimum tax                     255                -             -                 -          255

Fixed assets                                277               21             -                 -          298

Compensation accruals                     3,978              299             -                 -        4,277

Difference between book and tax
     basis of property                      749               56             -                 -          805

Intangible assets                           950               45             -                 -          995

Capital loss                                321               24             -                 -          345

Contributions carryover                      57               23             -                 -           80

Other deferred income tax assets             15                4             -               123          142
                                     ------------    ------------   -----------     ------------    ----------

Total deferred income tax assets          9,167              608         2,088               279       12,142

Less: valuation allowance                (9,167)            (608)       (2,088)             (279)     (12,142)
                                     ------------    ------------   -----------     ------------    ----------

Net deferred income tax assets       $        -      $         -    $        -      $                $      -
                                     ============    ============   ===========     ============    ===========

The Company has no deferred income tax liabilities as of July 2, 2004.

Income attributable to Hong Kong business activities is taxed separately from the PRC. The Company's Hong Kong subsidiary's annual effective income tax rate is 8.75%.

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

The Company has historically not provided for U.S. federal and state income taxes on the undistributed earnings of its foreign subsidiaries on the basis that such earnings will be indefinitely reinvested outside the U.S. As a result of current year losses realized by its foreign subsidiaries, the foreign subsidiaries have an accumulated earnings deficit of approximately $19.6 million as of July 2, 2005. It is not practicable to estimate the amount of tax that might be payable if such earnings were ever remitted. However, no foreign withholding taxes would be payable under current law. As of July 2, 2005, Concord had net operating loss carryforwards for U.S. tax purposes of approximately $12.6 million. The net operating loss carryforwards are scheduled to expire between 2010 and 2025. Additionally, the Company has approximately
39.5 million of net operating loss carryforwards related to its foreign operations, of which 37.9 million relates to Hong Kong. A significant portion of these net operating loss carryforwards have no expiration dates.

In Fiscal 2005, management evaluated the realizability of the Company's deferred income tax assets. As part of assessing the realizability of its deferred income tax assets, management evaluated whether it is more likely than not that some portion, or all of its deferred income tax assets, will be realized. The realization of its U.S., Europe and Hong Kong deferred income tax assets relates directly to the Company's tax planning initiatives and strategies for U.S. federal and state, Europe and Hong Kong tax purposes. In Fiscal 2005, based on all the available evidence, management determined that it is not more likely than not that its deferred income tax assets will be fully realized. Accordingly, a full valuation allowance was recorded against all of the Company's deferred income tax assets in Fiscal 2005. For Fiscal 2005, Fiscal 2004 and Fiscal 2003, the Company's effective income tax rate was 0.4%, 25.6% and 8.2%, respectively. The Company's future effective income tax rate will depend on the apportionment between foreign and domestic taxable income and losses, the statutory rates of the related tax jurisdictions and any changes to the valuation allowance.

A reconciliation of income tax expense computed at the statutory U.S. federal rate to the actual provision for income taxes is as follows:

                                                                        Fiscal Year
                                                         ---------------------------------------
                                                             2005            2004         2003
                                                         -------------- ------------- ----------
Computed (benefit) tax at U.S. federal statutory
   tax rate of 35%                                      $  (15,658)     $  (10,312)   $   2,440
Increase in valuation allowance                              6,761          11,616           --
Income (loss) of foreign subsidiaries subject to
   a different tax rate                                     10,832           6,653       (1,752)
Previously unrecorded benefit                               (1,641)             --           --
Tax effect of adjustment to U.S. net operating
   loss carryforwards                                           --          (1,825)          --
Permanent differences                                          (12)          1,183          100
Utilization of European valuation allowance                     --              --         (283)
State income tax, net of federal benefit                        --             (14)          40
Other                                                          (96)            236           24
                                                         -----------    -----------   ----------
Provision for income taxes                              $      186     $     7,537    $     569
                                                         ===========    ===========   ==========

In Fiscal 2005, the Company identified adjustments related to prior years, primarily related to foreign operating loss carryforwards. In Fiscal 2004, the Company identified an adjustment to its net U.S. operating loss carryforwards with a tax effect of $1.8 million totaling approximately $1.6 million related to prior years. These amounts were fully offset by a valuation allowance in Fiscal 2005 and 2004 and would have been similarly offset by a valuation allowance had it been reflected in the appropriate prior periods, which, accordingly, have not been reclassified.

Of the U.S. net operating loss carryfowards a portion arose from the exercise of stock options and would be credited to additonal paid-in-capital when realized.

As the negative goodwill relating to the Jenimage acquisition is a permanent income tax difference, no income taxes have been provided relating to the extraordinary gain.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

OFFICES AND WAREHOUSES

UNITED STATES

The Company leases approximately 20,000 square feet of office space at 4000 Hollywood Boulevard, Hollywood, Florida. The Company leases, but no longer uses, a warehouse of approximately 13,700 square feet in Fort Lauderdale, Florida. The Company's leases for these facilities provide for rent of approximately $25,800 and $8,200 per month, respectively, with annual increases ranging from 2-3% and 3%, respectively, and expire on January 31, 2014, and January 31, 2009, respectively. As of July 3, 2004, the Company ceased operations in the Fort Lauderdale warehouse facility. The Company sublet these premises at the prevailing market rate which is $0.1 million lower than the existing contractual rate. Accordingly, at July 2, 2005 and July 3, 2004, the Company had recorded an accrued liability in the accompanying consolidated balance sheets related to the present value of the unfavorable rent differential between the total future lease expense offset by the estimated total future sublease income.

HONG KONG

The Company owns a total of 6,600 square feet of office space on one floor at Concord Technology Centre, Texaco Road, Tsuen Wan, New Territories, Hong Kong. In the same facility, the Company leases a total of approximately 13,200 square feet of office space comprised of one floor under a lease expiring in 2047, and one floor under a lease expiring in October 2006, at a cost of approximately $10,200 per month including rent and maintenance.

PRC OPERATIONS

The Company manufactures its products at its facilities located in the Longgang District of Shenzhen, PRC (the "Company Facility"). The Company leases three employee dormitories and a canteen (the "Dormitories") at a cost of approximately $46,000 per month. The aggregate square footage of the Company Facility and the Dormitories is in excess of 600,000 square feet.

The current processing agreement with the PRC expires in October 2006. The Company expects to renew its agreement but there can be no assurance that the processing agreement will be extended or renewed and the Company will be able to continue to operate in the PRC. Pursuant to a land use agreement, the Company has the title and right to use the land upon which the Company Facility sits through the year 2038. At the end of the term, title and ownership to the land and Company Facility transfer to a PRC governmental agency. At that time, the Company expects to be able to lease the PRC land and improvements thereon at then prevailing rates.

OTHER JURISDICTIONS

In Fiscal 2005, the Company sold an 11,000 square foot building on a one-half acre parcel in Coalville, England that was used in connection with its operations in the United Kingdom. Under the terms of sale, the building was sold for approximately $0.9 million with a carrying value of approximately $0.5 million. The Company received net proceeds of approximately $0.9 million and recorded a gain on the sale of the building in the accompanying consolidated statement of operation of approximately $0.4 million. The Company also leases warehouse and/or office space in Canada, the United Kingdom, France, Germany and Japan. The Company's lease for its facility in Canada expires October 31, 2005. The Company intends to relocate its Canadian warehousing activity to another location by October 31, 2005 and this lease is not expected to be renewed or extended. The Company plans, instead, to use a third-party to provide warehousing services.

LEASES

Future minimum rental payments for operating leases as of July 2, 2005 are as follows: (in thousands)

Fiscal Year

   2006                                                      $   1,047
   2007                                                            657
   2008                                                            535
   2009                                                            410
   2010                                                            320
   Thereafter                                                    1,170
                                                              ------------
Total minimum payments                                       $   4,139
                                                              ============

Rental expense for operating leases of approximately $2.1 million, $2.6 million and $1.6 million was incurred for Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively.

EMPLOYMENT AGREEMENTS AND EXECUTIVE SERPS

Effective as of July 1, 2005, the employment agreement between the Company and Ira B. Lampert was amended (the "Lampert Agreement") to provide a four-year term that expires on July 1, 2009 and to end the Company's obligation to make a $500,000 annual contribution to a SERP adopted for the benefit of Ira B. Lampert. The Lampert Agreement provides for an annual base salary of $900,000. Effective as of January 1, 2003, Mr. Lampert voluntarily reduced his base salary from $900,000 to $800,000 per annum for the period from July 1, 2004 to June 30, 2005.

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

Pursuant to the Lampert Agreement, the Company adopted a supplemental executive retirement plan and agreement (a "SERP") for the benefit of Ira B. Lampert (the "Lampert SERP"). A specified amount, currently $500,000, is credited to the Lampert SERP account each year. These yearly credits are 100% vested and not subject to forfeiture. Mr. Lampert voluntarily reduced the amount of the credit to be made in January 2005 from $500,000 to $350,000. Effective as of July 1, 2005, the Company will no longer be obligated to make $500,000 annual contributions to the Lampert SERP. However, if a change of control of the Company occurs and Mr. Lampert remains employed by the Company thereafter, the Company will be obligated to pay Mr. Lampert $500,000 within 30 days after the date of the change of control and annually during the remaining term of his employment with the Company on the first business day of each calendar year following the change of control. Pursuant to a one-time grant to Mr. Lampert of $1,549,998 in deferred compensation, made as of April 19, 2000, an additional $1,549,998 was credited to the Lampert SERP. It vested in three equal annual installments beginning January 1, 2001 and, as such, became fully vested on January 1, 2003. Additional credits were made to the Lampert SERP for the Deferred LTCIP Award of August 6, 2003 (described below under "Deferred Long-Term Compensation") and the deferred compensation awarded to him pursuant to the conditional release program because he prepaid the total amount of the indebtedness before it was scheduled to be forgiven by the Company.

In connection with grants of deferred compensation to five of its executive officers other than Ira B. Lampert, the Company has adopted various SERPs for the benefit of those executives. A total of $1,090,000 has been contributed to rabbi trusts established by the Company in connection with the executive SERPs (other than the Lampert SERP), which range from $100,000 to $550,000 per executive, before giving effect to the Deferred LTCIP Awards added to the SERPs of those executive officers who were granted a Deferred LTCIP Award on August 6, 2003. Generally, the amounts in the executive SERPs vest in installments over a period of not less than three years, subject to the executive's continued employment, and many provide for accelerated vesting, in whole or in part, if the executive's employment is terminated by the Company without cause. Additionally, Mr. Lampert and another executive officer have elected to defer compensation from time to time, pursuant to their respective SERP agreements with the Company.

Each time the Company makes an initial credit to an executive's account under a SERP agreement, the Company simultaneously contributes an equal amount to a trust established for the purpose of accumulating funds to satisfy the obligations incurred by the Company pursuant to the SERP.

SERP and other deferred compensation account balances, including investment earnings, are recorded as a deferred compensation asset and the related vested balances are recorded as a deferred compensation liability. See Note 8, "Other Assets," and Note 11, "Other Long-Term Liabilities."

DEFERRED LONG-TERM COMPENSATION

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

DEFERRED COMPENSATION DISTRIBUTION ELECTION

Effective April 5, 2005, the Company's Chairman and its Chief Operating Officer made elections to have their vested deferred compensation account balances which were earned and vested prior to December 31, 2004 under their respective Amended and Restated Supplemental Executive Retirement Plan and Agreement established by the Company (the "SERPs"), paid to them in one lump sum payment on the business day following the first anniversary of the effective date of the election. The Company's Chairman and the Chief Operating Officer have advised the Company that they made these elections, due primarily to the potential exposure to penalties and the uncertainty of tax consequences related to the deferred compensation arrangements as a result of The American Jobs Creation Act of 2004. The amounts payable to the Company's Chairman and the Chief Operating Officer under their respective SERPs and Deferred LTCIP Awards are $7.0 million and $1.6 million, respectively. An amount equal to the current deferred compensation account balances of the SERPS is held in "rabbi trusts" previously established by the Company to fund its obligations under the SERPs. As a result of these elections, the assets held in the rabbi trusts and the obligations of the Company have been reclassified from "Other assets" and "Other long-term liabilities" to "Deferred compensation" and "Deferred compensation obligations" respectively, in the accompanying consolidated balance sheet as of July 2, 2005.

EXECUTIVE SEPARATION AGREEMENTS

The Company and Brian F. King entered into a separation agreement, dated as of March 29, 2004, pursuant to which Mr. King's employment terminated effective July 1, 2004. Pursuant to this agreement, in addition to any other benefits he was entitled to receive under any employee benefit plan or deferred compensation plan (including his supplemental executive retirement plan and agreement ("SERP"), which is described below), Mr. King is to receive: (a) the equivalent of his base salary of $450,000 per annum and auto allowance of $18,000 per annum (in installments in accordance with the normal payroll schedule) through June 30, 2005, in accordance with the severance provisions of his employment agreement; (b) pay for accrued but unused vacation, accrued as though he had remained employed through December 31, 2004; (c) reimbursement of premiums for continuation of his health insurance coverage through June 30, 2005 under COBRA; and (d) reimbursement of premiums for substantially similar life and disability insurance coverage through June 30, 2005.

Richard M. Finkbeiner's employment with the Company terminated effective as of July 27, 2004. Mr. Finkbeiner and the Company entered into a separation agreement, dated as of August 18, 2004, pursuant to which, in addition to any other benefits he was entitled to receive under the Company's 401(k) plan, he is to receive: (a) the equivalent of his base salary of $262,500 per annum (in installments in accordance with the normal payroll schedule) through July 26, 2005, in accordance with the severance provisions of his employment agreement;
(b) a lump sum payment of $12,500; (c) pay for accrued but unused vacation; and
(d) a lump sum payment of $75,000, representing the funds in his SERP that had vested prior to or as a result of the termination of his employment.

Under these separation agreements, Messrs. King and Finkbeiner must not compete with the Company for one year, must provide the Company with certain cooperation and assistance (without receiving additional compensation for same during the period covered by the severance payments), and were required to execute a release prior to receiving any severance payments.

LICENSE AND ROYALTY AGREEMENTS

On May 10, 2004, the Company entered into a twenty year, worldwide trademark license agreement with Jenoptik AG for the exclusive use of the JENOPTIK brand name and trademark on non-professional consumer imaging products including, but not limited to, digital, single-use and traditional cameras, and other imaging products and related accessories. The license agreement provides for a royalty of one-half of one percent (0.5%) of net sales of non-professional consumer imaging products bearing the JENOPTIK brand name for the first ten (10) years of the license and a royalty fee of six-tenths of one percent (0.6%) for the second ten (10) years of the license. There are no minimum guaranteed royalty payments.

On August 26, 2002, the Company entered into two Polaroid licensing agreements. The two license agreements provide for the exclusive (with the exception of products already released by Polaroid into the distribution chain), worldwide use by the Company of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of single-use cameras and traditional film based cameras, including zoom cameras, and certain related accessories. The licenses do not include instant or digital cameras. Each license includes an initial term of three and a half years and may be renewed under the same economic terms at the Company's option, for an additional three-year period. Each license agreement provides for the payment by the Company of $3.0 million of minimum royalties, or $6.0 million in total, which will be fully credited against percentage royalties. Pursuant to the terms of the license agreements, as of August 2004, the Company paid a total of $6.0 million, which represented $3.0 million for each license agreement, as payment of the minimum royalties and has recorded these payments as prepaid assets. These assets are amortized based upon a percentage of sales.

Effective January 1, 2001, the Company entered into a new twenty-year license agreement with Fuji Photo Film Ltd ("Fuji"). Under the new license agreement, Fuji granted to the Company a worldwide non-exclusive license (excluding Japan until January 1, 2005) to use certain of Fuji's patents and patent applications related to single-use cameras. The license extends until the later of the expiration of the last of the licensed Fuji patents or February 26, 2021. In consideration of the license, the Company agreed to pay a license fee and certain royalty payments to Fuji. Accordingly, a significant portion of the balance for patents, trademarks and licenses, net in "Other assets" in the accompanying consolidated balance sheets at July 2, 2005 and July 3, 2004, was an asset associated with the Fuji license. The Company has also recorded as a liability a corresponding amount that was included in licensing related obligations in "Other liabilities" in the accompanying consolidated balance sheets at July 2, 2005 and July 3, 2004 which was equal to the present value of future license fee payments. These assets are amortized based upon quantities of units produced.

Additionally, the Company has other license and royalty agreements that require the payment of royalties based on the manufacture and/or sale of certain products. The Company's license and royalty agreements expire at various dates through Fiscal 2023. Total amortization and royalty expense for all licensing and royalty agreements for Fiscal 2005, Fiscal 2004 and Fiscal 2003 was $6.9 million, $5.6 million and $4.5 million, respectively.

INTELLECTUAL PROPERTY CLAIMS

From time to time, the Company receives patent infringement claims which it analyzes and, if appropriate, takes action to avoid infringement, settle the claim or negotiate a license. Those claims for which legal proceedings have been initiated against the Company are discussed in Note 18--Litigation and Settlements. The Company has also received notifications from three entities, one of which was a significant customer of the Company, alleging that certain of the Company's digital cameras infringe upon those entities' respective patents. The Company is engaged in discussions with these three entities regarding resolution of the claims.

Based on our initial assessment of the first two claims, infringement of one or more patents is probable if the patents are valid. Based upon the licensing discussions to date, we preliminarily estimate the potential royalties due to these two claimants for digital camera sales through July 2, 2005 to be between $0 and approximately $5.6 million in the aggregate. The actual royalty amounts, if any, for past and future sales are dependent upon the outcome of the negotiations. The Company has notified certain of its suppliers of the Company's right to be indemnified by the suppliers in the event the Company is required to pay royalties or damages to either claimant. The Company is unable to reasonably estimate the amount of the potential loss, if any, within the range of estimates relating to these claims. Accordingly, no amounts have been accrued related to these claims as of July 2, 2005. With respect to the third claim, it is too early to assess the probability of a favorable or unfavorable outcome or the loss or range of loss, if any, and therefore, no amounts have been accrued relating to this claim as of July 2, 2005. The Company is assessing potential claims of indemnification against certain of its suppliers with respect to this claim.

PURCHASE COMMITMENTS

At July 2, 2005, the Company has $14.1 million in non-cancelable purchase commitments relating to the procurement of raw materials, components, and finished goods inventory from various suppliers.

NOTE 18 - LITIGATION AND SETTLEMENTS

In July 2002, a class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be shareholders of the Company. On August 20, 2002, the Company filed a motion to dismiss the complaint and in December 2002, the Company's motion was granted by the court and the complaint was dismissed. In January 2003, an amended class action complaint (the "Amended Complaint") was filed adding certain of the Company's current and former directors as defendants. The lead plaintiffs in the Amended Complaint sought to act as representatives of a class consisting of all persons who purchased the Company's Common Stock (i) issued pursuant to the Company's September 26, 2000 secondary offering (the "Secondary Offering") or (ii) during the period from September 26, 2000 through June 22, 2001, inclusive. On April 18, 2003, the Company filed a motion to dismiss the Amended Complaint and on August 27, 2004, the court (i) dismissed all claims against the defendants related to the Secondary Offering and (ii) ruled that the allegations occurring before January 2001 or after April 2001 were not actionable. On September 8, 2005, the court granted the plaintiffs' motion for class certification and certified as plaintiffs all persons who purchased the Common Stock between January 18, 2001 and June 22, 2001, inclusive, and who were allegedly damaged thereby (the period January 18, 2001 through June 22, 2001 hereinafter referred to as the "Class Period"). The allegations remaining in the Amended Complaint are centered around claims that the Company failed to disclose, in periodic reports it filed with the SEC and in press releases it made to the public during the Class Period regarding its operations and financial results, that a large portion of its accounts receivable was represented by a delinquent and uncollectible balance due from then customer, KB Gear Interactive, Inc. ("KB Gear"), and that a material portion of its inventory consisted of customized components that have no alternative usage. The Amended Complaint claims that such failures artificially inflated the price of the Common Stock. The Amended Complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. Pursuant to a scheduling order of the court, trial in this matter is scheduled to commence on November 13, 2006. The Company intends to vigorously defend the lawsuit and will continue to engage in motion practice to dismiss or otherwise limit the claims set forth in the Amended Complaint. Although the Company believes this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained. On September 17, 2002, the Company was advised by the staff of the SEC that it is conducting an informal inquiry related to the matters described above and requested certain information and materials related thereto. On October 15, 2002, the staff of Nasdaq also requested certain information and materials related to the matters described above and as to matters related to the previously reported embezzlement of Company funds by a former employee, uncovered in April 2002. The Company provided the requested information to the SEC and Nasdaq. The Company has not received any further communication from the SEC with respect to the informal inquiry or from Nasdaq with respect to its request since the Company last responded in February 2003.

Between September and November 2004, a number of related class action complaints were filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be shareholders of the Company. In August 2005, an amended consolidated complaint (the "Amended Complaint") was filed adding a former officer of the Company as a defendant. The lead plaintiff in the Amended Complaint seeks to act as a representative of a class consisting of all persons who purchased the Company's Common Stock during the period from August 14, 2003 through August 31, 2004, inclusive (the "Class Period"), and who were allegedly damaged thereby. The allegations in the Amended Complaint are centered around claims that the Company failed to disclose, in periodic reports it filed with the SEC and in press releases it made to the public during the Class Period regarding its operations and financial results, (i) the full extent of the Company's excess, obsolete and otherwise impaired inventory; (ii) the departure of a former officer from the Company until several months after his departure; and (iii) that Kodak would cancel its DMS contracts with the Company due to the Company's alleged infringement of Kodak's patents. The Amended Complaint also alleges that the Company improperly recognized revenue contrary to GAAP due to an inability to reasonably estimate digital camera returns. The Amended Complaint claims that such failures artificially inflated the price of the Common Stock. The Amended Complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The Company intends to vigorously defend the lawsuit. Although the Company believes the lawsuit is without merit, the outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained. In a letter dated November 19, 2004, the Company was advised by the staff of the SEC that it is conducting an investigation related to the matters described above. The Company has provided the requested information to the SEC and has not received any further communication from the SEC with respect to its request since the Company last responded in May 2005.

On November 16, 2004, a shareholder derivative suit was initiated against certain of the Company's current and former officers and directors, and the Company as a nominal defendant, in the United States District Court for the District of New Jersey by an individual purporting to be a shareholder of the Company. The complaint alleges that the individual defendants breached their duties of loyalty and good faith by causing the Company to misrepresent its financial results and prospects, resulting in the class action complaints described in the immediately preceding paragraph. The complaint seeks unspecified damages, repayment of salaries and other remuneration from the individual defendants, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. In March 2005, the court granted a motion by the individual defendants and the Company to transfer the action to the United States District Court for the Southern District of Florida where the related class action suits are currently pending. In May 2005, the court consolidated this case with the related class action suit for discovery purposes only. Although the Company believes this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate effect on the Company, which could be material, cannot be ascertained.

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

In April 2004, a patent infringement complaint was filed by Compression Labs, Inc. against 28 defendants, including the Company, in the United States District Court for the Eastern District of Texas. The complaint asserts that the defendants have conducted activities which infringe U.S. Patent No. 4,698,672, entitled, "Coding System for Reducing Redundancy." The complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. In February 2005, pursuant to an order of the Judicial Panel on Multi-District Litigation, this action was transferred to the United States District Court for the Northern District of California. It is too early to assess the probability of a favorable or unfavorable outcome or the loss or range of loss, if any, and therefore, no amounts have been accrued relating to this action. The Company has notified several third parties of its intent to seek indemnity from such parties for any costs or damages incurred by the Company as a result of this action.

On October 6, 2004, a patent infringement complaint was filed by Honeywell International, Inc. and Honeywell Intellectual Properties, Inc., against 27 defendants, including the Company, in the United States District Court for the District of Delaware. The complaint asserts that the defendants have conducted activities which infringe U.S. Patent No. 5,280,371, entitled, "Directional Diffuser for a Liquid Crystal Display." The complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The proceedings in this action against the Company and other similarly situated defendants have been stayed by the court pending the resolution of the infringement actions against the liquid crystal display manufacturers. It is too early to assess the probability of a favorable or unfavorable outcome or the loss or range of loss, if any, and therefore, no amounts have been accrued relating to this action. The Company has notified several third parties of its intent to seek indemnity from such parties for any costs or damages incurred by the Company as a result of this action.

The Company is involved from time to time in routine legal matters incidental to its business. Based upon available information, the Company believes that the resolution of such matters will not have a material adverse effect on its financial position or results of operations.


NOTE 19 - RELATED PARTY TRANSACTIONS

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

NOTE 20 - RESTRUCTURING AND OTHER CHARGES

RESTRUCTURING INITIATIVES

During Second Quarter Fiscal 2005, the Company announced Restructuring Initiatives designed to eliminate its reliance on internally designed and manufactured digital cameras and increase the design, co-development and purchase of digital cameras from outsourced manufacturers to provide competitive products to the retail market. The Company's reliance on internally designed and manufactured digital cameras ended at the end of Fourth Quarter Fiscal 2005. The Restructuring Initiatives are a result of the Company's previously announced strategic review process to determine how we may better compete in the digital camera market.

The Restructuring Initiatives were substantially implemented by the end of Second Quarter Fiscal 2005 and resulted in the termination of approximately 1,200 employees either as a result of voluntary or involuntary terminations. During Fourth Quarter Fiscal 2005 and Fiscal 2005, approximately 1,700 and 3,300 employees, respectively, were terminated either as a result of voluntary or involuntary terminations. These employees were primarily employed in manufacturing, engineering, sales, marketing and administration functions in the PRC. During Fourth Quarter Fiscal 2005 and Fiscal 2005, the Company incurred approximately $0.2 million and $1.2 million, respectively, in expense related to employee severance costs incurred in connection with the Restructuring Initiatives. At July 2, 2005, the Company had a restructuring reserve recorded in the amount of $0.1 million representing the unpaid amount of the accrued employee severance costs. Such liability is included under "accrued expenses" in the accompanying consolidated balance sheet.

In connection with the Restructuring Initiatives, the Company also recorded restructuring-related inventory charges in the amount of $4.3 million during fiscal 2005 primarily related to raw material, component and finished goods inventories related to digital cameras that we will no longer manufacture. During Second Quarter Fiscal 2005, the Company reduced the remaining useful lives of certain molds and tooling used in the manufacture of these digital cameras because the Company decided to exit the manufacture of digital cameras. The products were either no longer in production or had a shortened product life. These specific molds and tooling do not have alternative production uses. During Fourth Quarter Fiscal 2005 and Fiscal 2005, the Company recorded an additional $0.2 million and $1.4 million, respectively, in depreciation expense related to the reduction in the useful lives of such molds and tooling. See Note 5--Inventories and Note 6--Property, Plant and Equipment, Net, in the Notes to Consolidated Financial Statements. Below, Table I--Restructuring Charges reconciles the beginning and ending balances of the restructuring reserve and presents the statement of operations classification of the restructuring charges.

Table I -- Restructuring Charges

(in thousands)

Restructuring Reserve
---------------------

     Fiscal Year        Beginning                                    Ending
                                                                     ------
        2005             Balance        Charges       Payments       Balance
        ----             -------        -------       --------       -------
         Q2          $        -     $     702     $      (542)   $      160
                      =============  ============  =============  ==============
         Q3          $      160     $     262     $      (242)   $      180
                      =============  ============  =============  ==============
         Q4          $      180     $     253     $      (323)   $      110
                      =============  ============  =============  ==============
         YTD         $        -     $   1,217     $    (1,107)   $      110
                      =============  ============  =============  ==============

(in thousands)

                                                         Inventory
Expense                                     Severance    Impairment     Total
-------
                                           ----------    ----------   --------
Fourth Quarter Fiscal 2005
Cost of products sold                     $    227      $      -         227
Selling expense                                  -             -           -
General and administrative expense              26             -          26
                                           ----------    ----------   --------
Total                                     $    253      $      -     $   253
                                           ==========    ==========   ========

Fiscal 2005 YTD
---------------
Cost of products sold                     $  1,176      $  4,272     $ 5,448
Selling expense                                  4             -           4
General and administrative expense              37             -          37
                                           ----------    ----------   --------
Total                                     $  1,217      $  4,272     $ 5,489
                                           ==========    ==========   ========

In connection with the Restructuring Initiatives, the Company also incurred other charges related to retention costs of employees that were not terminated. The services of these employees benefit parts of the business other than the manufacture of digital cameras. Accordingly, these retention costs are classified as other charges in Table II below. During Fourth Quarter Fiscal 2005 and Fiscal 2005, we incurred approximately $0.1 million and $0.2 million, respectively, in expenses related to employee retention costs and expect to incur additional expenses of approximately $0.2 million related to retention costs through December 31, 2005, provided such employees are retained through that date.

COST-REDUCTION INITIATIVES

During Third Quarter Fiscal 2005, as a result of our continued evaluation of our cost structure and the strategic review process, we implemented additional Cost-Reduction Initiatives including, among other things, eliminating certain employee positions and consolidating certain operations in the United Kingdom, France and Germany into our operations in Jena, Germany. During Third Quarter Fiscal 2005, we recorded a charge in the amount of approximately $0.4 million related to employee severance costs incurred in connection with the Cost-Reduction Initiatives. During Fourth Quarter Fiscal 2005, we decided to eliminate certain employee positions in Canada and reverse certain decisions made at the end of Third Quarter Fiscal 2005 regarding the elimination of certain employee positions. Accordingly, we recorded a net reduction in severance expense in the amount of approximately $0.1 million. In addition, we entered into retention agreements with certain employees affected by our decision to consolidate certain European operations. As a result, we recorded an expense of approximately $0.1 million related to the retention of certain European employees. The benefits of the Cost-Reduction Initiatives initiated during Third Quarter Fiscal 2005 are expected to be realized in fiscal 2006. Below, Table II--Other Charges reconciles the beginning and ending balances of the accrual (prepaid) amounts related to other charges and presents the statement of operations classification of the other charges.

Table II -- Other Charges

(in thousands)

Accrual (Prepaid)
-----------------

    Fiscal
     Year                                    Beginning            Charges                                   Ending
     2005                   Item              Balance           (Reversals)            Payments             Balance
---------------      ----------------      ---------------     ---------------      ----------------      ------------
                     Retention          $          -        $         30         $        (73)         $     (43)
                     Severance                     -                   -                    -                  -
                                           ---------------     ---------------      ----------------      ------------
      Q2             Total              $          -        $         30         $        (73)         $     (43)
                                           ===============     ===============      ================      ============

                     Retention          $        (43)       $        100         $        (61)         $      (4)
                     Severance                     -                 377                    -                377
                                           ---------------     ---------------      ----------------      ------------
      Q3             Total              $        (43)       $        477         $        (61)         $     373
                                           ===============     ===============      ================      ============

                     Retention          $         (4)       $        206         $        (73)         $     129
                     Severance                   377                (117)                 (70)               190
                                           ---------------     ---------------      ----------------      ------------
      Q4             Total              $        373        $         89         $       (143)         $     319
                                           ===============     ===============      ================      ============

                     Retention          $          -        $        336         $       (207)         $     129
                     Severance                     -                 260                  (70)               190
                                           ---------------     ---------------      ----------------      ------------
     YTD             Total              $          -        $        596         $       (277)         $     319
                                           ===============     ===============      ================      ============


(in thousands)

Other Charges                                                  Retention               Severance             Total
-------------                                               ---------------       ------------------     ------------
Fourth Quarter Fiscal 2005
--------------------------
Cost of products sold                                     $         56          $            -         $        56
Selling expense                                                     38                     (29)                 29
General and administrative expense                                 112                     (88)                 24
                                                             ---------------       ------------------     ------------
Total                                                     $        206          $         (117)        $        89
                                                             ===============       ==================     ============

Fiscal 2005
-----------
Cost of products sold                                     $        142          $            -         $       142
Selling expense                                                     47                     107                 154
General and administrative expense                                 147                     153                 300
                                                             ---------------       ------------------     ------------
Total                                                     $        336          $          260         $       596
                                                             ===============       ==================     ============

NOTE 21 - OTHER INCOME, NET

Included in the accompanying consolidated statements of operations under the caption, "Other income, net" is the following:

                                                                     Fiscal Year
                                                    -------------------------------------------
                                                        2005           2004           2003
                                                    -----------    --------------  ------------
(Gain) loss on sale of securities                  $  (1,124)     $      916      $       -
Investment income                                       (947)         (1,282)        (1,527)
Gain on sale of building                                (450)              -              -
Foreign currency loss (gain), net                        426            (691)        (1,406)
Other expense, net                                       325             557            561
                                                    -----------    --------------  ------------
Other income, net                                  $  (1,770)     $     (500)     $  (2,372)
                                                    ===========    ==============  ============


NOTE 22 - GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMER INFORMATION:

Pursuant to SFAS No. 131, Disclosure About Segments of a Business Enterprise and Related Information, the Company is required to report segment information. The Company operates in only one business segment, imaging equipment, and sells only one type of product, image capture devices. Accordingly, the Company's reported consolidated annual net sales reflects the revenue from the sale of such image capture devices from external customers and no additional segment reporting is required. SFAS No. 131 also requires certain revenue disclosures of geographic information based upon the Company's determination as to which regions such revenues were attributed. Accordingly, for purposes of this disclosure, the Company attributed RSD sales to the region where the customer's home office was located and all DMS sales were attributed to Asia. A summary of selected financial information regarding the Company's geographic operations (the Americas consist of the United States, Canada, and Latin America; Europe consists of Germany, the United Kingdom, France and certain other countries in the European Union; Asia consists of Hong Kong and the PRC) is set forth below:

(in thousands)

                                                                     Fiscal Year
                                                  ---------------------------------------------
Sales made to unaffiliated customers:                 2005             2004           2003
                                                  -------------   --------------   ------------

Americas                                         $    81,095     $    106,025     $  101,866
Asia                                                  18,860           49,723         46,240
Europe                                                74,393           47,384         41,677
                                                  -------------   --------------   ------------
Total                                            $   174,348     $    203,132     $  189,783
                                                  =============   ==============   ============


                                                    July 2,          July 3,
Identifiable assets:                                 2005              2004
                                                  ------------    --------------

Americas                                         $     82,173     $     96,396
Asia                                                   47,054           58,738
Europe                                                 17,529           34,383
                                                  ------------    --------------
Total                                            $    146,756     $    189,517
                                                  ============    ==============


                                                               (Percentage of net sales)
Product groups:                                                       Fiscal Year
                                                  ------------------------------------------------------
                                                      2005                2004                2003
                                                  --------------     ---------------     ---------------
Single-use cameras                                     45.9%               54.2%               47.1%
Digital cameras                                        41.1                29.4                30.5
35mm traditional film cameras                          13.0                16.4                22.4
                                                  --------------     ---------------     ---------------
Total                                                 100.0%              100.0%              100.0%
                                                  ==============     ===============     ===============

In Fiscal 2005, each of the following customers accounted for at least 10% of net sales: Wal-Mart Stores, Inc. ("Wal-Mart") and Walgreen Co. ("Walgreens"). These companies represented the Company's two largest customers generating net sales in Fiscal 2005 of approximately $39.3 million (22.6% of total net sales) and $20.4 million (11.7% of total net sales), respectively. As previously reported in our Form 10-K for Fiscal 2004, we received notification from the third customer, Eastman Kodak Company ("Kodak"), of its intent to cease purchases under our two design and manufacturing services ("DMS") contracts by the end of Second Quarter Fiscal 2005. The winding down of sales to Kodak had a material adverse effect on the Company's results of operations for Fiscal 2005. The loss of any other significant customers or substantially reduced sales to any other significant customers could have a material adverse impact on results of operations.

In Fiscal 2004, each of the following customers accounted for at least 10% of net sales: Kodak, Wal-Mart and Walgreens. These companies represented the Company's three largest customers generating net sales in Fiscal 2004 of approximately $39.7 million (19.5% of total net sales), $39.1 million (19.1% of total net sales) and $23.1 million (11.3% of total net sales), respectively.

In Fiscal 2003, each of the following customers accounted for at least 10% of net sales: Walgreens, Wal-Mart and Kodak. These companies represented the Company's three largest customers generating net sales in Fiscal 2003 of approximately $36.3 million (19.1% of total net sales), $32.7 million (17.2% of total net sales) and $29.7 million (15.6% of total net sales), respectively.

No other customer accounted for 10% or more of consolidated net sales during Fiscal 2005, Fiscal 2004 or Fiscal 2003.

NOTE 23 - QUARTERLY RESULTS (UNAUDITED)
(in thousands, except per share data)


                                                                    Quarter Ended
                                              -------------------------------------------------------
                                                 Oct. 2,        Jan. 1,      Apr. 2,         July 2,
                                                  2004           2005        2005            2005
                                              -------------  ------------  -------------  -----------

Net sales                                    $   43,014     $    54,333   $   26,150     $  50,851
Gross profit (deficit)                              465          (3,398)      (5,707)        2,858
Loss before income taxes                         (9,261)        (12,929)     (14,762)       (7,785)
Net loss                                         (9,321)        (13,009)     (14,872)       (7,721)
Basic loss per share                         $    (0.32)    $    (0.44)   $    (0.51)    $   (0.26)
Diluted loss per share                       $    (0.32)    $    (0.44)   $    (0.51)    $   (0.26)


                                                                    Quarter Ended
                                               ------------------------------------------------------
                                                 Sept. 27,     Dec. 27,     Mar. 27,         July 3,
                                                  2003           2003         2004            2004
                                               ------------  -----------  -------------  ------------
Net sales                                     $   57,401    $   65,063   $   28,280     $   52,388
Gross profit (deficit)                            10,740         6,461       (5,672)         2,649
Loss before income taxes                            (702)       (3,327)     (11,853)       (13,581)
Loss before extraordinary item                      (614)       (2,911)     (17,596)       (15,879)
Net loss                                            (614)       (2,911)     (17,596)       (10,101)
Basic and diluted loss before
  extraordinary item per share                $    (0.02)   $   (0.10)   $    (0.61)    $    (0.56)
Basic and diluted loss per share              $    (0.02)   $   (0.10)   $    (0.61)    $    (0.36)

During Fourth Quarter Fiscal 2004, the Company determined that net sales for Third Quarter Fiscal 2004 had been overstated by $4.0 million due to certain errors including the timing of recognizing revenue from certain customers and the estimation of sales returns and allowances. After taking into consideration the corresponding overstatement of cost of products sold, these errors had the impact of overstating gross profit and understating net loss in Third Quarter Fiscal 2004 by $140,000. In accordance with APB Opinion No. 28, Interim Financial Reporting, these items were corrected in Fourth Quarter Fiscal 2004 and no material effect to the consolidated net sales, gross profit or net loss for Fiscal 2004.

See Note 20, "Restructuring and Other Charges," for a description of items that had a significant effect on certain fiscal quarters.

See Note 2, "Acquisition," for a description of the extraordinary item.

SCHEDULE II

                              CONCORD CAMERA CORP.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)


  Column A          Column B                      Column C                  Column D            Column E

                                                 Additions
                                     --------------------------------
                   Balance at          Charged to         Charged to                           Balance at
                  beginning of         costs and            other                                  end
 Description         period             expenses          accounts         Deductions          of period
--------------   ----------------    ---------------    -------------    ---------------     ----------------

1. Allowances for sales returns and allowances, discounts, and doubtful accounts

FISCAL YEAR:

      2003         $  2,592               8,518              -               7,999           $   3,111

      2004         $  3,111              17,589              -              10,969           $   9,731

      2005         $  9,731              24,225              -              25,845           $   8,111


2. Deferred income tax valuation allowance

FISCAL YEAR:

      2003         $  1,154                   -            162                 790           $     526

      2004         $    526              11,616              -                   -           $  12,142

      2005         $ 12,142               6,761              -                   -           $  18,903
