Form 10-Q
period 2005-10-01
CONCORD CAMERA CORP
filed 2005-11-23
CIK 831861

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 1, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to ___________

                         Commission file number 0-17038

                              Concord Camera Corp.
             (Exact name of registrant as specified in its charter)

                New Jersey                                 13-3152196
         ---------------------------                 ----------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

4000 Hollywood Blvd., 6th Floor, North Tower, Hollywood, Florida        33021
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

     Yes |X|      No |_|

Indicate by check mark whether the registrant is a shell company (as define in rule 12b-2 of the Exchange Act).

     Yes |_|      No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, no par value - 29,189,896 shares as of November 4, 2005

                                      Index

                      Concord Camera Corp. and Subsidiaries

Part I. FINANCIAL INFORMATION

                                                                                                                           Page No.
                                                                                                                           --------
Item 1.       Financial Statements (Unaudited)

                    Condensed consolidated balance sheets as of October 1, 2005 (Unaudited) and July 2, 2005.....................3

                    Condensed consolidated statements of operations (Unaudited)
                    for the quarters ended October 1, 2005 and October 2, 2004...................................................4

                    Condensed consolidated statements of cash flows (Unaudited)
                    for the quarters ended October 1, 2005 and October 2, 2004...................................................5

                    Notes to condensed consolidated financial statements (Unaudited).............................................6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.............................19

Item 3.       Quantitative and Qualitative Disclosures About Market Risk........................................................29

Item 4.       Controls and Procedures...........................................................................................30

Part II.  OTHER INFORMATION

Item 1.       Legal Proceedings.................................................................................................31

Item 1A.      Risk Factors........... ..........................................................................................31

Item 5.       Other Information.................................................................................................34

Item 6.       Exhibits..........................................................................................................34


PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS

CONCORD CAMERA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)


                                                                                         OCTOBER 1, 2005        JULY 2,
                                                                                           (UNAUDITED)           2005
                                                                                         ---------------      ----------
ASSETS
Current Assets:
     Cash and cash equivalents                                                              $   6,063         $   8,016
     Short-term investments                                                                    35,650            35,200
     Accounts receivable, net                                                                  23,266            31,860
     Inventories                                                                               30,533            36,382
     Deferred compensation assets                                                               8,985             8,711
     Prepaid expenses and other current assets                                                  1,934             2,708
                                                                                            ---------         ---------
                           Total current assets                                               106,431           122,877
Property, plant and equipment, net                                                             16,074            16,672
Other assets                                                                                    7,084             7,207
                                                                                            ---------         ---------
                           Total assets                                                     $ 129,589         $ 146,756
                                                                                            =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Short-term borrowings under financing facilities                                       $   2,891         $   2,936
     Accounts payable                                                                          20,949            32,257
     Accrued expenses                                                                          14,321            14,108
     Deferred compensation liabilities                                                          8,846             8,688
     Other current liabilities                                                                  2,473             3,127
                                                                                            ---------         ---------
                           Total current liabilities                                           49,480            61,116
Other long-term liabilities                                                                     3,436             3,337
                                                                                            ---------         ---------
                           Total liabilities                                                   52,916            64,453
Commitments and contingencies

Stockholders' equity:
     Blank check preferred stock, no par value,
         1,000 shares authorized, none issued                                                       -                 -
     Common stock, no par value, 100,000 shares
         authorized; 30,925 and 30,925 shares issued
         as of October 1, 2005 and July 2, 2005, respectively                                 143,518           143,518
     Additional paid-in capital                                                                 4,983             4,853
     Deferred share arrangement                                                                   624               624
     Accumulated deficit                                                                      (66,835)          (61,075)
                                                                                            ---------         ---------
                                                                                               82,290            87,920
     Less: treasury stock, at cost, 1,735 and 1,735
         shares as of October 1, 2005 and July 2, 2005, respectively                           (4,993)           (4,993)
        Less: common stock held in trust, 509 and 509
         shares as of October 1, 2005 and July 2, 2005, respectively                             (624)             (624)
                                                                                            ---------         ---------
                           Total stockholders' equity                                          76,673            82,303
                                                                                            ---------         ---------
                           Total liabilities and stockholders' equity                       $ 129,589         $ 146,756
                                                                                            =========         =========


See accompanying notes to condensed consolidated financial statements.

CONCORD CAMERA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

                                                  FOR THE QUARTER ENDED
                                               -----------------------------
                                               OCTOBER 1,         OCTOBER 2,
                                                 2005                2004
                                               ----------          ---------
Net sales                                      $ 44,586            $ 43,014
Cost of products sold                            40,457              42,594
                                               --------            --------
Gross profit                                      4,129                 420
Selling expenses                                  3,537               4,198
General and administrative expenses               6,306               6,209
Interest expense                                    101                 236
Other income, net                                  (105)               (962)
                                               --------            --------
Loss before income taxes                         (5,710)             (9,261)
Provision for income taxes                           50                  60
                                               --------            --------
Net loss                                       $ (5,760)           $ (9,321)
                                               ========            ========

Basic and diluted loss per
    common share                               $  (0.20)           $  (0.32)
                                               ========            ========

Weighted average
    common shares
    outstanding - basic
    and diluted                                  29,190              29,200
                                               ========            ========


See accompanying notes to condensed consolidated financial statements.

CONCORD CAMERA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)


                                                                                  FOR THE QUARTER ENDED
                                                                                ----------------------------
                                                                                OCTOBER 1,        OCTOBER 2,
                                                                                   2005              2004
                                                                                ----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $ (5,760)         $ (9,321)
     Adjustments to reconcile net loss to net cash
          (used in) provided by operating activities:
     Depreciation and amortization                                                  1,175             2,063
     Inventory charges                                                                313             2,102
     Stock-based compensation                                                         130                 -
     Changes in operating assets and liabilities:
         Accounts receivable, net                                                   8,594             1,195
         Inventories                                                                5,536            (3,692)
         Deferred compensation assets                                                (274)              500
         Prepaid expenses and other current assets                                    774             1,630
         Other assets                                                                (200)              284
         Accounts payable                                                         (11,308)            8,965
         Accrued expenses                                                             213              (265)
         Deferred compensation liabilities                                            158              (379)
         Other current liabilities                                                   (654)           (1,482)
         Other long-term liabilities                                                   99              (486)
                                                                                 --------          --------
     Net cash (used in) provided by operating activities                           (1,204)            1,114
                                                                                 --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                      (254)             (985)
     Purchases of short-term investments, net                                        (450)             (500)
                                                                                 --------          --------
     Net cash used in investing activities                                           (704)           (1,485)
                                                                                 --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     (Repayments) borrowings under short-term financing facilities, net               (45)            8,398
     Net proceeds from issuance of common stock                                         -                19
                                                                                 --------          --------
     Net cash (used in) provided by financing activities                              (45)            8,417
                                                                                 --------          --------
     Net (decrease) increase in cash and cash equivalents                          (1,953)            8,046
Cash and cash equivalents at beginning of period                                    8,016            18,323
                                                                                 --------          --------
Cash and cash equivalents at end of period                                       $  6,063          $ 26,369
                                                                                 ========          ========



See accompanying notes to condensed consolidated financial statements.

                      CONCORD CAMERA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 OCTOBER 1, 2005
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended October 1, 2005 ("First Quarter Fiscal 2006") are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2006 ("Fiscal 2006"). For comparative purposes, the quarter ended October 2, 2004 has been defined as the ("First Quarter Fiscal 2005"). The balance sheet at July 2, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Concord Camera Corp., a New Jersey corporation, and its consolidated subsidiaries (collectively referred to as the "Company") manage their business on the basis of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 2005 ("Fiscal 2005").

Certain amounts in the prior year have been reclassified to conform to the current year presentation.

NOTE 2 - SIGNIFICANT CUSTOMERS:

During the First Quarter Fiscal 2006, we experienced an increase in sales to Walgreen Co. ("Walgreens") and a reduction in sales to Wal-Mart Stores, Inc. ("Wal-Mart") and Eastman Kodak Company ("Kodak") as compared to the First Quarter Fiscal 2005. The First Quarter Fiscal 2006 increase in sales to Walgreens was due to such customer's increased purchases of single-use and 35mm traditional film cameras. The First Quarter Fiscal 2006 reduction in sales to Wal-Mart was attributable to a reduction in sales of digital cameras partially offset by an increase in single-use and 35mm traditional film camera sales to such customer. During the First Quarter Fiscal 2006, sales to Kodak decreased from the First Quarter Fiscal 2005 as a result of Kodak ceasing single-use camera purchases under our two design and manufacturing services ("DMS") contracts. One of the Kodak contracts expired in the third quarter of Fiscal 2005. The loss of any other significant customers or substantially reduced sales to any other significant customers could have a material adverse effect on results of operations.

The following table illustrates the percentage of consolidated net sales for each significant customer during the quarters ended October 1, 2005 and October 2, 2004:

                                            Percent of Net Sales
                                            --------------------
                                            For the quarter ended
                                    ---------------------------------------
                                      October 1,              October 2,
                                         2005                   2004
                                    ----------------       ----------------
Walgreens                                22.4%                   4.4%
Wal-Mart                                 15.8%                  18.9%
Kodak                                       -%                  18.1%
                                    ----------------       ----------------
Total                                    38.2%                  41.4%
                                    ================       ================

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant of the Company's estimates include sales returns, sales allowances, provision for bad debts, inventory valuation charges, realizability of long-lived and other assets, realizability of deferred income tax assets, and accounting for litigation and settlements.

FOREIGN CURRENCY TRANSACTIONS

The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, Euro, British Pound Sterling, PRC Renminbi, Hong Kong Dollar and the Japanese Yen. Although certain net sales to customers and purchases of certain components and services are transacted in local currencies, each of the Company's foreign subsidiaries purchases substantially all of its finished goods inventories in U.S. Dollars. Accordingly, the Company has determined the U.S. Dollar is the functional currency for all of its subsidiaries. The accounting records for subsidiaries that are maintained in a local currency are remeasured into the U.S. Dollar. Accordingly, most non-monetary balance sheet items and related statement of operations accounts are remeasured from the applicable local currency to the U.S. Dollar using average historical exchange rates, producing substantially the same result as if the entity's accounting records had been maintained in the U.S. Dollar. Adjustments resulting from the remeasurement process are recorded into earnings. Gains or losses resulting from foreign currency transactions and remeasurement are included in "Other income, net" in the accompanying condensed consolidated statements of operations. For the First Quarter Fiscal 2006 and the First Quarter Fiscal 2005, included in "Other income, net" in the accompanying condensed consolidated statements of operations, are approximately $0.2 million and ($0.8) million, respectively, of net foreign currency loss (gains).

HEDGING ACTIVITIES

During the First Quarter Fiscal 2006 and the First Quarter Fiscal 2005, the Company had no forward exchange contracts or other derivatives outstanding and did not participate in any other type of hedging activities.

INVESTMENTS

At October 1, 2005 and July 2, 2005, the Company's "Short-term investments," as classified in the accompanying condensed consolidated balance sheets, consisted of auction rate debt securities and are considered available-for-sale securities. During the First Quarter Fiscal 2006 and the First Quarter Fiscal 2005, no other comprehensive income or loss is recorded because the variable interest rate feature and short maturities of the auction rate debt securities cause their carrying values to approximate market value. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss) reported in the stockholders' equity section unless the loss is other than temporary, and then it would be recorded as an expense. Realized gains and losses, interest and dividends are classified as investment income in "Other income, net" in the accompanying condensed consolidated statements of operations. Investment income of $0.3 million and $0.2 million related to the short-term investments is included in "Other income, net" for the First Quarter Fiscal 2006 and the First Quarter Fiscal 2005, respectively. Investments held in deferred compensation rabbi trusts directed by participants are classified as trading and changes in the fair value of such investments are recorded in earnings.

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

IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company continually evaluates whether events and circumstances have occurred that provide indications of impairment. The Company records an impairment loss when indications of impairment are present and when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The Company performs an impairment test by summarizing the undiscounted cash flows expected to result from the use and eventual sale of its long-lived assets. If the sum of the undiscounted cash flows exceeds the carrying values of these assets, then the Company concludes these carrying values are recoverable. As of October 1, 2005, the sum of the Company's undiscounted cash flows exceeded the carrying value of its long-lived assets. Assets reviewed include patents, prepaid amounts related to licensing and royalty agreements, and property, plant and equipment. No impairment charges were recorded during the First Quarter Fiscal 2006 and the First Quarter Fiscal 2005.

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

SALES ALLOWANCES

The Company may enter into arrangements to offer certain pricing discounts and allowances that do not provide an identifiable separate benefit or service. In accordance with Emerging Issues Task Force Issue No. 01-09, Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) ("EITF Issue No. 01-09"), the Company records these pricing discounts and allowances as a reduction of sales. Advertising and promotional costs, which include advertising allowances and other discounts, have been expensed as incurred. In accordance with EITF Issue No. 01-09, which addresses the statement of operations classification of consideration between a vendor and a retailer, the Company records certain variable selling expenses, including advertising allowances, other discounts and other allowances, as a reduction of sales. The Company may enter into arrangements to provide certain free products. In accordance with EITF Issue No. 01-09, the Company records the cost of free products ratably into cost of products sold based upon the underlying revenue transaction.

STOCK-BASED COMPENSATION

Effective July 3, 2005, the Company began accounting for its employee and director stock option plans in accordance with the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R revised SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"). The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payments using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations based upon the grant date fair value of those instruments. We have adopted the modified prospective method of transition as provided by SFAS No. 123R, and as a result, compensation expense related to share-based payments is recorded only for periods beginning July 3, 2005. Under the modified prospective method, stock-based compensation expense is generally recognized over the vesting period for new awards granted after July 2, 2005 and over the remaining vesting period for unvested awards outstanding at July 2, 2005.

INCOME TAXES

The Company periodically evaluates the realizability of its deferred income tax assets. In the First Quarter Fiscal 2006 and the quarter ended July 2, 2005 ("Fourth Quarter Fiscal 2005"), based upon all the available evidence, the Company determined that it was not more likely than not that its deferred income tax assets will be fully realized. Accordingly, the Company has a valuation allowance recorded for the entire balance of its deferred income tax assets as of October 1, 2005 and July 2, 2005.

The Company estimates its interim effective tax rate before consideration of a deferred income tax valuation allowance based upon its projected consolidated annual effective income tax rate. This rate is largely a function of the annual projected amounts of pre-tax income or loss attributed to both domestic and foreign operations, the application of their respective statutory tax rates and the anticipated utilization of available net operating loss carryforwards to reduce taxable income. A significant portion of the Company's pre-tax loss was generated by its Hong Kong subsidiary whose statutory tax rate is 8.75%. During the First Quarter Fiscal 2006 and the First Quarter Fiscal 2005, the Company recorded a provision for income taxes of $0.1 million in each period, respectively. The First Quarter Fiscal 2006 and the First Quarter Fiscal 2005 income tax provisions relate to income tax liabilities incurred by certain of the Company's foreign subsidiaries. These foreign subsidiaries do not have net operating losses to offset such liabilities.

COMPREHENSIVE LOSS

Comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130"), includes net loss adjusted for certain revenues, expenses, gains and losses that are excluded from net loss under accounting principles generally accepted in the U.S. Unrealized gains and losses related to the Company's available-for-sale investments are excluded from net loss. During the First Quarter Fiscal 2006 and the First Quarter Fiscal Year 2005, the Company's comprehensive loss was ($5.8) million and ($9.3) million, respectively, the same as the net loss for both periods, because the Company did not have any items of other comprehensive income or loss.

LOSS PER SHARE

Basic and diluted loss per share are calculated in accordance with SFAS No. 128, Earnings per Share ("SFAS No. 128"). All applicable loss per share amounts have been presented in conformity with SFAS No. 128 requirements. During the First Quarter Fiscal 2006 and the First Quarter Fiscal 2005, the Company issued no shares and 12,500 shares of Common Stock, respectively, upon the exercise of stock options. In the First Quarter Fiscal 2006 and the First Quarter Fiscal 2005, the weighted average effect of 509,054 shares for which delivery has been deferred under the Company's Deferred Delivery Plan, was included in the denominator of both basic and diluted loss per share calculations for each respective period. In the First Quarter Fiscal 2006 and the First Quarter Fiscal 2005, potentially dilutive securities were comprised of stock options to purchase 417,656 and 327,250 shares of Common Stock, respectively, that were not included in the calculation of diluted loss per share because their impact was antidilutive. See Note 9 - Deferred Share Arrangement.

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a "restatement". SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material effect on the Company's consolidated financial statements.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION:

(in thousands)

Non-cash Investing Activities:

Deferred Share Arrangement                                      Quarter Ended
                                                               October 2, 2004
                                                               ---------------
Common stock issued to participant and trust                      $  373
Treasury stock received by Company                                  (373)
Deferred share arrangement obligation to participant                 211
Common stock received and held in trust                             (211)
                                                               ---------------
                                                                  $    -
                                                               ================

The Company did not have any non-cash investing activities in the First Quarter Fiscal 2006. See Note 9-Deferred Share Arrangement for a description of the deferred share arrangement transactions in Fiscal 2005.

NOTE 6 - INVENTORIES:

Inventories consist of the following:
(in thousands)
                                                       OCTOBER 1,   JULY 2,
                                                          2005       2005
                                                       ----------   -------

       Raw materials, components, and work-in-
       process                                         $ 4,984       $ 6,507

       Finished goods                                   25,549        29,875
                                                       -------       -------

       Total inventories                               $30,533       $36,382
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

During the First Quarter Fiscal 2006, the Company recorded inventory related pre-tax charges of approximately $0.3 million to reduce the carrying value of certain finished goods and return camera inventories below their cost basis, resulting from price declines, to their estimated net realizable value at October 1, 2005. For the First Quarter Fiscal 2006, the inventory related pre-tax charges had the effect of decreasing inventories by $0.3 million and increasing cost of products sold by $0.3 million. During the First Quarter Fiscal 2005, the Company recorded inventory related pre-tax charges of approximately $2.1 million to reduce the carrying value of certain finished goods, components, work-in-process, raw material and return camera inventories below their costs basis, resulting from price declines, to their estimated net realizable value at October 2, 2004. For the First Quarter Fiscal 2005, the inventory related pre-tax charges had the effect of decreasing inventories by $2.1 million and increasing cost of products sold by $2.1 million.

NOTE 7 - SHORT-TERM BORROWINGS AND FINANCING FACILITIES:

As of October 1, 2005, the Company's Hong Kong subsidiary had various revolving demand credit facilities with The Hongkong and Shanghai Banking Corporation Limited ("HSBC") providing an aggregate of approximately $15.9 million in borrowing capacity. The revolving credit facilities were comprised of: (1) an approximate $14.0 million Import Facility including an approximate $2.6 million Packing Credit and Export sub-limit Facility and (2) an approximate $1.9 million Foreign Exchange Facility (collectively, the "Hong Kong Financing Facilities"). The Hong Kong Financing Facilities are denominated in Hong Kong Dollars and bear interest at variable rates, as follows: 1.75% over the Hong Kong Interbank Offered Rate on import loans denominated in Hong Kong Dollars and 1.75% over the Singapore Interbank Offered Rate for transactions denominated in currency other than the Hong Kong Dollar. Since 1983, the Hong Kong Dollar has been pegged to the U.S. Dollar. The Company guarantees all of the amounts under the Hong Kong Financing Facilities. Pursuant to an agreement dated June 10, 2004, the Company's Hong Kong subsidiary granted a security interest in substantially all of its assets to HSBC. On or about February 24, 2005, the Company and HSBC agreed, among other things, to subordinate approximately $20 million in inter-company payables from the Company's Hong Kong subsidiary to the Company to any amounts owing or which may in the future become owing to HSBC by the Company's Hong Kong subsidiary. All of the Hong Kong Financing Facilities are subject to certain covenants, and the Company was in compliance with such covenants as of October 1, 2005 and July 2, 2005. At October 1, 2005 and July 2, 2005, the Company had $2.9 million, respectively, in short-term borrowings outstanding under the import facility. The weighted average borrowing rates on the short-term borrowings as of October 1, 2005 and July 2, 2005, were 5.4% and 4.15%, respectively. On October 19, 2005, the Company and HSBC amended certain terms of the Hong Kong Financing Facilities. See Note 13 - Subsequent Events, Renewal of Hong Kong Financing Facilities.

NOTE 8 - STOCK-BASED COMPENSATION EXPENSE:

At October 1, 2005, the Company had share-based employee compensation plans which are described in Note 14 to the Annual Report on Form 10-K for Fiscal 2005. In accordance with SFAS No.123R, the Company recorded approximately $130,000 of share-based compensation during the First Quarter Fiscal 2006. The Company considers all of its stock-based compensation expense as a component of general and administrative expenses. In addition, no amount of stock-based compensation expense was capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The stock-based compensation recorded in First Quarter Fiscal 2006 was calculated using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company's common stock over the period of time commensurate with the expected life of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company estimated its future stock option exercise and employee termination information used in the valuation model. The expected term of options granted is based upon the observed and expected time to the date of post-vesting exercise and forfeitures of options by the Company's employees. The risk-free interest rate is derived from the average U.S. Treasury rate for the period, which approximates the rate in effect at the time of the stock option grant.

                                               Quarter ended
                                              October 1, 2005
                                              ---------------
Expected volatility                                 73.38%
Expected dividend yield                                 0%
Expected term (in years)                              5.05
Risk-free interest rate                               4.01%

A summary of stock option activity under our stock option plans as of October 1, 2005, and changes during the First Quarter Fiscal 2006 are presented below:

                                                                                     Weighted
                                                                Weighted              Average
                                                                 Average             Remaining            Aggregate
                                                                Exercise            Contractual           Intrinsic
             Stock Options                    Shares              Price            Term (Years)             Value
---------------------------------------    -------------      --------------      ----------------     -----------------
 Outstanding at July 2, 2005                  2,262,889           $4.40
 Granted                                         47,000           $1.26
 Exercised                                           --              --
 Canceled                                       (38,000)          $2.43
                                           -------------
 Outstanding at October 1, 2005               2,271,889           $4.37                 3.9               $9,932,000
                                           =============
 Exercisable at October 1, 2005               1,953,257           $6.23                 8.0               $8,649,000
                                           =============


The weighted average grant-date fair value of options granted during the First Quarter Fiscal 2006 and the First Quarter Fiscal 2005 was $0.80 and $1.32, respectively. The total intrinsic value of options exercised during the First Quarter Fiscal 2006 and the First Quarter Fiscal 2005 was $0 as no stock options were exercised in either period. The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock option.

A summary of the status of our non-vested shares as of October 1, 2005, and changes during the First Quarter Fiscal 2006 is presented below:


                                                                                    Weighted Average
                                                                                     Grant Date Fair
               Nonvested Stock Options                           Shares                   Value
------------------------------------------------------     --------------------    --------------------
Nonvested at July 2, 2005                                         344,414                  $2.99
Granted                                                            47,000                  $0.80
Vested                                                            (34,782)                 $5.70
Canceled                                                          (38,000)                 $1.53
                                                           --------------------
Nonvested at October 1, 2005                                      318,632                  $2.54
                                                           ====================

As of October 1, 2005, there was approximately $555,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted-average vesting period of 2.1 years. The total fair value of stock options vested during the First Quarter Fiscal 2006 and the First Quarter Fiscal 2005 was approximately $198,000 and $499,000 respectively.

For the periods prior to July 2, 2005, we accounted for our employee and director stock option plans in accordance with the provisions of APB Opinion No.
25. As permitted by SFAS No. 123, we measured employee compensation cost of our stock option plans using the intrinsic value method of accounting.

Prior to the Company's adoption of SFAS No. 123R, SFAS No. 123 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company's stock-based awards had been determined in accordance with the fair value method now prescribed.
The Company had previously adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," requiring quarterly SFAS No. 123 pro forma disclosure. The pro forma change for compensation cost related to stock-based awards granted was recognized over the vesting period. For stock options, the vesting period represents the period of time between the date of grant and the date each option becomes exercisable.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation for periods prior to the adoption of SFAS No. 123R.

                                                                                             Quarter Ended
                                                                                            October 2, 2004
                                                                                            ---------------
Net loss as reported                                                                         $  (9,321)
   Add:  variable stock-based compensation expense, net of related tax effects,
   included in the determination of net loss as reported                                           -
   Deduct:  total employee stock-based compensation expense determined under fair
   value based method for all awards, net of tax effects                                          (213)
                                                                                             ---------
Pro forma net loss                                                                           $  (9,534)
                                                                                             =========

Net loss per common share:
   Basic and diluted - as reported                                                           $   (0.32)
                                                                                             =========
   Basic and diluted - pro forma                                                             $   (0.33)
                                                                                             =========

As a result of adopting Statement No. 123R on July 2, 2005, the Company's loss before income taxes and net loss for the First Quarter Fiscal 2006 were approximately $130,000 lower, respectively, than if it had continued to account for stock-based compensation under APB No. Opinion 25. If the Company had not adopted SFAS No. 123R during the First Quarter Fiscal 2006, basic and diluted loss per common share would have remained the same as the reported basic and diluted loss per common share reported for the First Quarter Fiscal 2006.

NOTE 9 - DEFERRED SHARE ARRANGEMENT:

The Company's Deferred Delivery Plan allows designated executive officers to elect, subject to the approval of the Compensation and Stock Option Committee of the Company's Board of Directors, to defer the gains on certain stock option exercises by deferring delivery of the "profit" shares to be received upon exercise.

Pursuant to the Deferred Delivery Plan and an election previously made thereunder, on August 9, 2004, the Company's Chairman, Chief Executive Officer and President ("Chairman") tendered 136,269 fully paid and owned shares of Common Stock to the Company in payment of the exercise price of $373,375 (the "Payment Shares") of his option to purchase 314,312 shares of Common Stock ("2005 Delivery Plan Transaction"). Upon the 2005 Delivery Plan Transaction, the 136,269 Payment Shares were classified as "Treasury stock" and recorded at a cost of $373,375. The Company issued 314,312 new shares of Common Stock and classified them as "Common Stock" at a cost of $373,375, of which 136,269 shares were issued to the Chairman in exchange for the Payment Shares. The remaining 178,043 shares, the delivery of which was deferred by the Chairman, were issued to a rabbi trust. The 178,043 shares held in the rabbi trust have been recorded at a cost of $211,500 and are classified as "Common stock held in trust." The corresponding liability to the Chairman has been recorded at $211,500 and is classified as "Deferred share arrangement" in the stockholders' equity section of the condensed consolidated balance sheets.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

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

On August 26, 2002, the Company entered into two Polaroid licensing agreements. The two license agreements provide for the exclusive (with the exception of products already released by Polaroid into the distribution chain), worldwide use by the Company of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of single-use and traditional film based cameras, including zoom cameras, and certain related accessories. The licenses do not include instant or digital cameras. Each license includes an initial term of three and a half years and may be renewed under the same economic terms at the Company's option for an additional three-year period. Each license agreement provides for the payment by the Company of $3.0 million of minimum royalties, or $6.0 million in total, which are fully credited against percentage royalties. Pursuant to the terms of the license agreements, as of August 2004, the Company paid a total of $6.0 million, which represented $3.0 million for each license agreement, as payment of the minimum royalties and has recorded these payments as prepaid assets. These assets are amortized based upon a percentage of sales.

Effective January 1, 2001, the Company entered into a twenty-year license agreement with Fuji Photo Film Ltd ("Fuji"). Under the license agreement, Fuji granted to the Company a worldwide non-exclusive license (excluding Japan until January 1, 2005) to use certain of Fuji's patents and patent applications related to single-use cameras. The license extends until the later of the expiration of the last of the licensed Fuji patents or February 26, 2021. In consideration of the license, the Company agreed to pay a license fee and certain royalty payments to Fuji. Accordingly, a significant portion of the balance for patents, trademarks and licenses, net in "Other assets" in the accompanying condensed consolidated balance sheets at October 1, 2005 and July 2, 2005, was an asset associated with the Fuji license. The Company has also recorded as a liability a corresponding amount that was included in licensing related obligations in "Other liabilities" in the accompanying condensed consolidated balance sheets at October 1, 2005 and July 2, 2005 which was equal to the present value of future license fee payments. These assets are amortized based upon quantities of units produced.

Additionally, the Company has other license and royalty agreements that require the payment of royalties based on the manufacture, reproduction, and/or sale of certain products. Total amortization and royalty expense for all licensing and royalty agreements for First Quarter Fiscal 2006 and the First Quarter Fiscal 2005, is $2.5 million and $1.6 million, respectively.

INTELLECTUAL PROPERTY CLAIMS

From time to time, the Company receives patent infringement claims which it analyzes and, if appropriate, takes action to avoid infringement, settle the claim or negotiate a license. Those claims for which legal proceedings have been initiated against the Company are discussed in Note 11--Litigation and Settlements. The Company has also received notifications from three entities, one of which was a significant customer of the Company, alleging that certain of the Company's digital cameras infringe upon those entities' respective patents. The Company is engaged in discussions with these three entities regarding resolution of the claims.

Based on our initial assessment of the first two claims, infringement of one or more patents is probable if the patents are valid. Based upon the licensing discussions to date, we preliminarily estimate the potential royalties due to these two claimants for digital camera sales through October 1, 2005 to be between $0 and approximately $5.9 million in the aggregate. The actual royalty amounts, if any, for past and future sales are dependent upon the outcome of the negotiations. The Company has notified certain of its suppliers of the Company's right to be indemnified by the suppliers in the event the Company is required to pay royalties or damages to either claimant. The Company is unable to reasonably estimate the amount of the potential loss, if any, within the range of estimates relating to these claims. Accordingly, no amounts have been accrued related to these claims as of October 1, 2005. With respect to the third claim, it is too early to assess the probability of a favorable or unfavorable outcome or the loss or range of loss, if any, and therefore, no amounts have been accrued relating to this claim as of October 1, 2005. The Company is assessing potential claims of indemnification against certain of its suppliers with respect to this claim.

PURCHASE COMMITMENTS

At October 1, 2005, the Company had $13.3 million in purchase commitments relating to the procurement of raw materials, components, and finished goods inventory from various suppliers.

NOTE 11 - LITIGATION AND SETTLEMENTS:

In July 2002, a class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be shareholders of the Company. On August 20, 2002, the Company filed a motion to dismiss the complaint and in December 2002, the Company's motion was granted by the court and the complaint was dismissed. In January 2003, an amended class action complaint (the "Amended Complaint") was filed adding certain of the Company's current and former directors as defendants. The lead plaintiffs in the Amended Complaint sought to act as representatives of a class consisting of all persons who purchased the Company's Common Stock (i) issued pursuant to the Company's September 26, 2000 secondary offering (the "Secondary Offering") or (ii) during the period from September 26, 2000 through June 22, 2001, inclusive. On April 18, 2003, the Company filed a motion to dismiss the Amended Complaint and on August 27, 2004, the court (i) dismissed all claims against the defendants related to the Secondary Offering and (ii) ruled that the allegations occurring before January 2001 or after April 2001 were not actionable. On September 8, 2005, the court granted the plaintiffs' motion for class certification and certified as plaintiffs all persons who purchased the Common Stock between January 18, 2001 and June 22, 2001, inclusive, and who were allegedly damaged thereby (the period January 18, 2001 through June 22, 2001 hereinafter referred to as the "Class Period"). The allegations remaining in the Amended Complaint are centered around claims that the Company failed to disclose, in periodic reports it filed with the SEC and in press releases it made to the public during the Class Period regarding its operations and financial results, that a large portion of its accounts receivable was represented by a delinquent and uncollectible balance due from then customer, KB Gear Interactive, Inc. ("KB Gear"), and that a material portion of its inventory consisted of customized components that have no alternative usage. The Amended Complaint claims that such failures artificially inflated the price of the Common Stock. The Amended Complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. Pursuant to a scheduling order of the court, trial in this matter is scheduled to commence on November 13, 2006. The Company intends to vigorously defend the lawsuit and will continue to engage in motion practice to dismiss or otherwise limit the claims set forth in the Amended Complaint. Although the Company believes this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained. On September 17, 2002, the Company was advised by the staff of the SEC that it is conducting an informal inquiry related to the matters described above and requested certain information and materials related thereto. On October 15, 2002, the staff of Nasdaq also requested certain information and materials related to the matters described above and to the previously reported embezzlement of Company funds by a former employee, uncovered in April 2002. The Company provided the requested information to the SEC and Nasdaq. The Company has not received any further communication from the SEC with respect to its informal inquiry or from Nasdaq with respect to its request since the Company last responded in February 2003.

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

On November 16, 2004, a shareholder derivative suit was initiated against certain of the Company's current and former officers and directors, and the Company as a nominal defendant, in the United States District Court for the District of New Jersey by an individual purporting to be a shareholder of the Company. The complaint alleges that the individual defendants breached their duties of loyalty and good faith by causing the Company to misrepresent its financial results and prospects, resulting in the class action complaints described in the immediately preceding paragraph. The complaint seeks unspecified damages, repayment of salaries and other remuneration from the individual defendants, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. In March 2005, the New Jersey federal court granted a motion by the individual defendants and the Company to transfer the action to the United States District Court for the Southern District of Florida where the related class action suits are currently pending. In May 2005, the court consolidated this case with the related class action suit for discovery purposes only. Although the Company believes this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate effect on the Company, which could be material, cannot be ascertained.

Pursuant to the Company's Certificate of Incorporation, as amended, the personal liability of the Company's directors is limited to the fullest extent permitted under the New Jersey Business Corporation Act ("NJBCA"), and the Company is required to indemnify its officers and directors to the fullest extent permitted under the NJBCA. In accordance with the terms of the Certificate of Incorporation and the NJBCA, the Board of Directors approved the payment of expenses for each of the current and former officers and directors named as defendants (the "individual defendants") in the above described class action and derivative action litigations (collectively, the "actions") in advance of the final disposition of such actions. The individual defendants have executed and delivered to the Company written undertakings to repay the Company all amounts so advanced if it is ultimately be determined that the individual defendants are not entitled to be indemnified by the Company under the NJBCA.

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

In November 2005, a patent infringement complaint was filed by Flashpoint Technology, Inc. against the Company in the United States District Court for the District of Delaware. The complaint asserts that the defendants have conducted activities which infringe U.S. Patent Nos. 6,177,956, 6,249,316, 6,847,388, 6,278,447 and 6,223,190. The complaint seeks injunctive relief, unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The lawsuit is in the earliest stage and the Company has not yet been served with the complaint. It is too early to assess the probability of a favorable or unfavorable outcome or the loss or range of loss, if any, and therefore, no amounts have been accrued relating to this action.

The Company is involved from time to time in routine legal matters incidental to its business. Based upon available information, the Company believes that the resolution of such matters will not have a material adverse effect on its financial position or results of operations.

NOTE 12 - RESTRUCTURING AND OTHER CHARGES:

RESTRUCTURING INITIATIVES

During Fiscal 2005, the Company announced Restructuring Initiatives designed to eliminate its reliance on internally designed and manufactured digital cameras and increase the design, co-development and purchase of digital cameras from outsourced manufacturers to provide competitive products to the retail market. The Restructuring Initiatives were a result of the Company's previously announced strategic review process to determine how it may better compete in the digital camera market. The Company's reliance on internally designed and manufactured digital cameras ended at the end of Fourth Quarter Fiscal 2005. Accordingly, during the First Quarter Fiscal 2006, the Company did not record any additional restructuring charges and made payments to eliminate its restructuring reserve liability.

At October 1, 2005, the Company had no restructuring reserve recorded because the Company had no accrued or unpaid employee severance costs related to the Restructuring Initiatives.

Table I -- Restructuring Charges, below, reconciles the beginning and ending balances of the restructuring reserve.

Table I -- Restructuring Charges

(in thousands)

Restructuring Reserve


        Fiscal Year                  Beginning                                                            Ending
           2006                       Balance               Charges              Payments                 Balance
           ----                       -------               -------              --------                 -------
            Q1                        $  110                $   -                $  (110)                 $    -
                                      ======                =======              =======                  ======


In connection with the Restructuring Initiatives, the Company also incurred other charges related to retention costs of employees that were not terminated. The services of these employees benefit parts of the business other than the manufacture of digital cameras. Accordingly, these retention costs are classified as other charges in Table II below. During First Quarter Fiscal 2006, we incurred approximately $0.1 million in expenses related to employee retention costs and expect to incur additional expenses of approximately $0.1 million related to retention costs through December 31, 2005, provided such employees are retained through that date.

COST-REDUCTION INITIATIVES

During Fiscal 2005, as a result of our continued evaluation of our cost structure and the strategic review process, we implemented additional Cost-Reduction Initiatives including, among other things, eliminating certain employee positions and consolidating certain operations in the United Kingdom, France and Germany into our operations in Jena, Germany. In addition, we entered into retention agreements with certain employees affected by our decision to consolidate certain European operations. Table II--Other Charges, below, reconciles the beginning and ending balances of the accrual amounts related to other charges and presents the statement of operations classification of the other charges.


Table II -- Other Charges

(in thousands)

Accrual


    Fiscal
     Year                                        Beginning                                                      Ending
     2006                   Item                  Balance             Charges              Payments             Balance
---------------      --------------------      ---------------     ---------------      ----------------      ------------
                     Retention                 $     129           $     107            $     (37)            $  199
                     Severance                       190                  --                  (26)               164
                                               ---------------     ---------------      ----------------      ------------
      Q1             Total                     $     319           $     107            $     (63)            $  363
                                               ===============     ===============      ================      ============


(in thousands)

Other Charges
First Quarter Fiscal 2006                          Retention            Total
-------------------------
                                                 ---------------     ----------
Cost of products sold                            $      51           $     51
Selling expense                                          6                  6
General and administrative expense                      50                 50
                                                 ---------------     ----------
Total                                            $     107        $  $    107
                                                 ===============     ==========

NOTE 13 - SUBSEQUENT EVENTS:

RENEWAL OF HONG KONG FINANCING FACILITIES

On October 19, 2005, Concord Camera HK Limited ("CCHK"), the Company's wholly owned Hong Kong subsidiary, accepted a proposal from HSBC dated September 20, 2005 (the "Agreement") to renew the existing demand financing facilities available to CCHK.

The Agreement provides CCHK with an aggregate of approximately $9.6 million in total borrowing capacity, comprising an import facility reduced from $14 million to $7.7 million and an unchanged $1.9 million foreign exchange facility. Under the Agreement, CCHK also agreed to provide HSBC with security over cash deposits in the amount of $2.0 million. All other material terms of the Agreement remained unchanged from the terms of the previous demand financing agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Annual Report on Form 10-K for Fiscal 2005, including the consolidated financial statements, and the related notes thereto. Except for historical information contained herein, the matters discussed below are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including, but not limited to, economic, governmental, political, competitive and technological factors affecting the Company's operations, markets, products, prices and other factors discussed elsewhere in this report and other reports filed with the SEC. See "Risk Factors" below and in our Annual Report on Form 10-K for Fiscal 2005. These factors may cause results to differ materially from the statements made in this report or otherwise made by or on our behalf of the Company.

                                    OVERVIEW

We design, develop, manufacture, outsource and sell popularly priced, easy-to-use image capture products worldwide. Our products include single-use, digital and 35mm traditional film cameras. We manufacture and assemble certain of our products in the Peoples Republic of China ("PRC") for sale to retail sales and distribution ("RSD") and design and manufacturing services ("DMS") customers. We sell our private label and brand name products to our RSD customers worldwide (either directly or through third-party distributors). During Fiscal 2005, we experienced a substantial reduction in DMS single-use camera sales primarily as a result of the decision of Eastman Kodak Company ("Kodak") to cease purchases under its two DMS contracts with us. Although we continue to seek and evaluate DMS business opportunities, we had no sales to DMS customers during the First Quarter Fiscal 2006 and expect DMS sales to be nominal during the remainder of Fiscal 2006. In Fiscal 2005, we increased purchases of digital cameras from outsourced manufacturers and we expect that our reliance on the outsourced manufacture of digital camera products we provide to our RSD customers will continue in Fiscal 2006. We ceased manufacturing digital cameras at the end of the fourth quarter of Fiscal 2005.

The primary causes of the reduction of our loss in the First Quarter Fiscal 2006 as compared to the First Quarter Fiscal 2005 were lower manufacturing labor and overhead costs and product design expenses, lower digital camera and component inventory charges, and lower selling, general and administrative expenses.

We are continuing to review our strategies, including the implementation of additional cost-reduction initiatives and possible new business initiatives. There can be no assurances that implementing any such initiatives will successfully reverse our losses, increase our revenues, decrease our costs or improve our results of operations.

Significant factors affecting the change in quarter-over-quarter results of operations are as follows:

1. lower manufacturing labor and overhead costs and product design costs;
2. lower digital camera and component inventory charges; and
3. lower selling and general administrative expenses.

1. Lower Manufacturing Labor and Overhead Costs and Product Design Costs

As a result of the Restructuring Initiatives designed to eliminate our reliance on internally designed and manufactured digital cameras and increase the design, co-development and purchase of digital cameras from outsourced manufacturers implemented in Fiscal 2005, we significantly lowered our manufacturing labor and overhead costs and curtailed product design costs. As compared to the First Quarter Fiscal 2005, these manufacturing-related cost reductions, together with increased efficiencies and production volumes, created over-absorption of manufacturing labor and overhead of $2.1 million. Since we are increasing our reliance on outsourced suppliers for digital cameras, we no longer have significant digital product design requirements. As a result, in the First Quarter Fiscal 2006, our product design costs have decreased $1.4 million as compared to the First Quarter Fiscal 2005.

2. Lower Digital Camera and Component Inventory Charges

We continue to experience significant competition and substantial price declines in the digital camera market. We decreased the carrying values of certain digital camera finished goods and return camera inventory below their cost basis to their estimated net realizable market values during the First Quarter Fiscal 2006. In the First Quarter Fiscal 2006, we recorded inventory charges of approximately $0.3 million mainly related to digital camera inventory as compared to $2.1 million in inventory charges recorded in the First Quarter Fiscal 2005. First Quarter Fiscal 2006 sales of certain digital cameras whose carrying values were lowered to their estimated net realizable market values in prior periods also significantly reduced gross profit. Further, we anticipate that sales of certain digital cameras whose carrying values were lowered in Fiscal 2005 and the First Quarter Fiscal 2006 will have an adverse effect on our Fiscal 2006 results of operations resulting from significantly lower and/or no gross profit on these sales.

3. Lower Selling and General and Administrative Expenses

As a result, of our Restructuring Initiatives and Cost-Reduction Initiatives including, among other things, eliminating certain employee positions and consolidating certain European operations into our offices in Jena, Germany, implemented in Fiscal 2005, we realized the benefits of lower selling, general and administrative expenses in the First Quarter Fiscal 2006 of $0.6 million as compared to the First Quarter Fiscal 2005. This decrease is primarily attributable to a reduction in personnel and freight-related costs partially offset by an incremental $1.8 million of professional fees related to compliance measures under Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley compliance measures").

Although we have made significant strides to increase gross margin and lower our cost structure, we still have not achieved our gross margin goals. We continue to face challenges in achieving our gross margin targets in the digital camera market even while operating under a new business model under which we outsource the manufacture of digital cameras. Gross margins on the sales of digital cameras remain significantly less than expected, and digital camera competition remains substantial, especially in Europe. In the Americas, our increased focus on the sale of single-use and 35mm traditional film cameras, including a de-emphasis on the sale of digital cameras, has resulted in increases in our gross margins. In light of these trends, management continues to assess the viability of marketing and selling digital cameras and competing in the digital camera market and continues to assess the cost structure requirements needed to maintain a presence in the digital camera market and to market and sell digital cameras.

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

REVENUE RECOGNITION

We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition: Corrected Copy, when title and risk of loss are transferred to the customer, the sales price is fixed or determinable, persuasive evidence of an arrangement exists, and collectibility is probable. Title and risk of loss generally transfer when the product is delivered to the customer or upon shipment, depending upon negotiated contractual arrangements. Sales are recorded net of anticipated returns which we estimate based on historical rates of return, adjusted for current events as appropriate, in accordance with Statement of Financial Accounting Standard No. 48, Revenue Recognition When Right of Return Exists ("SFAS No. 48"). If actual future returns are higher than estimated, then net sales could be adversely affected. Management has assessed the appropriateness of the timing of revenue recognition in accordance with SFAS No. 48. After considering the requirements of SFAS No. 48, we concluded we would defer recognition of revenue from certain customers until such customers' transactions meet all of the requirements of SFAS No. 48.

SALES RETURNS

We establish a provision for estimated sales returns based on historical product return trends. If the actual future returns are higher than we originally estimated, which we based upon historical data, our net sales could be adversely affected.

SALES ALLOWANCES

The Company may enter into arrangements to offer certain pricing discounts and allowances that do not provide an identifiable separate benefit or service. In accordance with Emerging Issues Task Force No. 01-09, Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) ("EITF Issue No. 01-09"), the Company records these pricing discounts and allowances as a reduction of sales. Advertising and promotional costs, which include advertising allowances and other discounts, have been expensed as incurred. In accordance with EITF Issue No. 01-09, which addresses the statement of operations classification of consideration between a vendor and a retailer, the Company records certain variable selling expenses, including advertising allowances, other discounts and other allowances, as a reduction of sales. The Company may enter into arrangements to provide certain free products. In accordance with EITF Issue No. 01-09, the Company records the cost of free products ratably into cost of products sold based upon the underlying revenue transaction.

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

INVENTORIES

Inventory purchases and commitments are based upon estimates of future demand that are difficult to forecast. If (i) there is a sudden and significant decrease in demand for our products; (ii) there is a higher rate of inventory obsolescence because of rapidly changing technology and customer requirements; and/or (iii) the market value and selling prices of our products to our customers decline or the price at which these customers can purchase similar products from other manufacturers is lower than ours, we may be required to reduce our inventory values which would result in lower-of-cost-or-market value adjustments. Such a reduction could have a material adverse effect on our gross profit. The obsolescence risk related to digital cameras is more significant than 35mm traditional film and single-use cameras due to, among other factors, the shorter life cycles of digital products. See Risk Factors below and in our Annual Report on Form 10-K for Fiscal 2005.

DEFERRED INCOME TAXES

The deferred income tax asset valuation allowance is based on our assessment of the realizability of our deferred income tax assets on an ongoing basis and may be adjusted from time to time as necessary. In determining the valuation allowance, we have considered future taxable income and the feasibility of tax planning initiatives and strategies. We have a full valuation allowance on all of our deferred income tax assets as of October 1, 2005 and July 2, 2005. Should we determine that it is more likely than not that we will realize certain of our deferred income tax assets in the future, an adjustment would be required to reduce the existing valuation allowance and increase income. Alternatively, if we determine that we would not be able to realize a recorded deferred income tax asset, an adjustment to increase our valuation allowance would be charged to the results of operations in the period in which we reach such a conclusion.

IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS

Periodically, we review our long-lived assets for impairment. We record an impairment loss when indications of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying values. Since we incurred significant operating losses in Fiscal 2005 and Fiscal 2004, a potential impairment indicator, we performed an impairment test of our long-lived and other assets as of October 1, 2005 by summarizing the undiscounted cash flows expected to result from the use and eventual sale of our long-lived and other assets, excluding goodwill. The sum of the undiscounted cash flows exceeded the carrying values of these assets and, accordingly, we concluded these carrying values are recoverable. Assets reviewed included patents, prepaid amounts related to licensing and royalty agreements and property, plant and equipment. No impairment charges were recorded in the First Quarter Fiscal 2006 and the First Quarter Fiscal 2005.

ACCOUNTING FOR LITIGATION AND SETTLEMENTS

We are involved in various legal proceedings. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties and the possibility of governmental intervention. We accrue an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. We do not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote. While certain of these matters involve substantial amounts, management believes based on available information that the ultimate resolution of such legal proceedings will not have a material adverse effect on our financial condition taken as a whole.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For a discussion of recently issued accounting pronouncements, See Note 4 - Recently Issued Accounting Pronouncements in the Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

QUARTER ENDED OCTOBER 1, 2005 COMPARED TO THE QUARTER ENDED OCTOBER 2, 2004

NET SALES

Net sales for the First Quarter Fiscal 2006 were $44.6 million, an increase of $1.6 million, or 3.7%, as compared to net sales for the First Quarter Fiscal 2005. The increase in net sales was due to an overall increase in RSD single-use, digital, and 35mm traditional film camera sales, partially offset by a significant decrease in DMS single-use camera sales.

RSD net sales were $ 44.6 million for the First Quarter Fiscal 2006, an increase of $9.8 million, or 28.2%, as compared to the First Quarter Fiscal 2005, and accounted for 100% of total net sales.

RSD net sales from our operations in the Americas for the First Quarter Fiscal 2006 were $24.3 million, an increase of $7.7 million, or 46.4%, as compared to the First Quarter Fiscal 2005. The increase in RSD net sales was due primarily to increased single-use and 35mm traditional film camera sales to Walgreens and Wal-Mart, partially offset by a decrease in digital camera sales. See Note 2 - Significant Customers in the Notes to Condensed Consolidated Financial Statements.

RSD net sales from our operations in Europe for the First Quarter Fiscal 2006 were $20.1 million, an increase of $2.9 million, or 16.9%, as compared to the First Quarter Fiscal 2005. The increase was mostly due to an increase in digital camera sales.

DMS net sales were $0 for the First Quarter Fiscal 2006, a decrease of $8.3 million, or 100.0%, as compared to the First Quarter Fiscal 2005. The decrease in DMS net sales was primarily attributable to the cessation of sales to Kodak, for whom we had manufactured products under two DMS agreements. One of the Kodak contracts expired in the third quarter of Fiscal 2005. Sales to Kodak in the First Quarter Fiscal 2006 accounted for 0% of total net sales as compared to 18.1% of total net sales in the First Quarter Fiscal 2005. See Note 2 - Significant Customers in the Notes to Condensed Consolidated Financial Statements.

Net sales from our operations in Asia for the First Quarter Fiscal 2006 were $0.2 million, a decrease of $0.8 million, or 79.3%, as compared to the First Quarter Fiscal 2005. The decrease was attributable primarily to a reduction in sales by our subsidiary in Japan.

GROSS PROFIT

Gross profit for the First Quarter Fiscal 2006 was $4.1 million, or 9.2% of net sales, versus gross profit of $0.4 million, or 0.9% of net sales, in the First Quarter Fiscal 2005. During the First Quarter Fiscal 2006, gross profit, in dollars and as a percentage of net sales, was positively affected by the following factors: (i) lower manufacturing labor and overhead costs and higher production volume and efficiencies resulting in over absorption of $2.1 million as compared to the First Quarter Fiscal 2005, (ii) lower product design costs of $1.4 million as compared to the First Quarter Fiscal 2005, and (iii) a $0.3 million charge to reduce the carrying value of certain finished goods and return camera inventory below their cost basis to their estimated net realizable market value resulting from price declines. The First Quarter Fiscal 2006 sales of certain digital cameras whose carrying values were lowered to their estimated net realizable market in prior periods also significantly reduced gross profit.

Product engineering, design and development costs for the First Quarter Fiscal 2006 and the First Quarter Fiscal 2005, in dollars and as a percentage of net sales, were $1.1 million (2.4%) and $2.5 million (5.8%), respectively. We expect engineering, design and product development costs, excluding restructuring and other charges, to decrease during the remainder of Fiscal 2006 as we continue to purchase digital cameras from outsourced manufacturers. For further discussion, see "Inventories" in the Critical Accounting Policies above, and Note 12 - Restructuring and Other Charges in the Notes to Condensed Consolidated Financial Statements.

OPERATING EXPENSES

Selling expenses for the First Quarter Fiscal 2006 were $3.5 million, or 7.8% of net sales, compared to $4.2 million, or 9.8% of net sales, for the First Quarter Fiscal 2005. The decrease was primarily due to a reduction of sales and marketing personnel and in freight-related shipping costs.

General and administrative ("G&A") expenses for the First Quarter Fiscal 2006 were $6.3 million, or 14.1% of net sales, compared to $6.2 million, or 14.4% of net sales, for the First Quarter Fiscal 2005. The increase in G&A expenses was primarily due to an increase in professional fees of $1.8 million associated with implementing measures to comply with Sarbanes-Oxley, partially offset by decreases in professional fees associated with implementing our Enterprise Resource Planning System ("ERP System") and costs associated with a reduction in personnel. We expect costs associated with Sarbanes-Oxley compliance measures will increase during Fiscal 2006.

STOCK-BASED COMPENSATION

Effective July 3, 2005, the Company began accounting for its employee and director stock option plans in accordance with provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R revised SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"). The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payments using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations based upon the grant date fair value of those instruments. We have adopted the modified prospective method of transition as provided by SFAS No. 123R, and as a result, compensation expense related to share-based payments is recorded only for periods beginning July 3, 2005. Under the modified prospective method, stock-based compensation expense is generally recognized over the vesting period for new awards granted after July 2, 2005 and for unvested awards outstanding at July 2, 2005. The Company considers all of our stock-based compensation expense or income as a component of general and administrative costs.

During the First Quarter Fiscal 2006, the Company recorded approximately $130,000 in compensation costs related to stock options outstanding under its stock option plans. In addition, no amount of share-based compensation cost was capitalized as part of capital expenditures or inventory for the periods presented. As of October 1, 2005, there was approximately $555,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted-average vesting period of 2.1 years.

Prior to the Company's adoption of SFAS No. 123R, SFAS No. 123 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company's stock-based awards had been determined in accordance with the fair value method now prescribed. The Company had previously adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," requiring quarterly SFAS No. 123 pro forma disclosure. The pro forma change for compensation cost related to stock-based awards granted was recognized over the vesting period. For stock options, the vesting period represents the period of time between the date of grant and the date each option becomes exercisable.

As a result of adopting Statement No. 123R on July 2, 2005, the Company's loss before income taxes and net loss for the First Quarter Fiscal 2006 were approximately $130,000 lower, respectively, than if it had continued to account for stock-based compensation under APB No. Opinion 25. If the Company had not adopted SFAS No. 123R during the First Quarter Fiscal 2006, basic and diluted loss per common share would have remained the same as the reported basic and diluted loss per common share reported for the First Quarter Fiscal 2006.

For further discussion, see Note 8--Stock-Based Compensation in the Notes to Condensed Consolidated Financial Statements.

INTEREST EXPENSE

Interest expense was $0.1 million and $0.2 million for the First Quarter Fiscal 2006 and the First Quarter Fiscal 2005, respectively.

OTHER INCOME, NET

Other income, net was $0.1 million and $1.0 million for the First Quarter Fiscal 2006 and the First Quarter Fiscal 2005, respectively. The decrease is primarily attributable to foreign exchange losses incurred in the First Quarter Fiscal 2006. See Note 3 - Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

INCOME TAXES

Management periodically evaluates the realizability of the Company's deferred income tax assets. As part of assessing the realizability of its deferred income tax assets management evaluated whether it is more likely than not that some portion, or all of its deferred income tax assets will be realized. The realization of its U.S., Europe and Hong Kong deferred income tax assets related directly to the Company's tax planning initiatives and strategies for U.S. federal and state, Europe, Japan and Hong Kong tax purposes. In the First Quarter Fiscal 2006 and the Fourth Quarter of Fiscal 2005, based upon all of the available evidence, management determined that it was not more likely than not that its deferred income tax assets will be fully realized. Accordingly, the Company recorded a valuation allowance for the entire balance of its deferred income tax assets as of October 1, 2005 and July 2, 2005.

The Company estimates its interim effective tax rate before consideration of a valuation allowance based upon its projected consolidated annual effective income tax rate. This rate is largely a function of the amounts of pre-tax income or loss attributed to both domestic and foreign operations, the application of their respective statutory tax rates and the anticipated utilization of available net operating loss carryforwards to reduce taxable income. A significant portion of the Company's pre-tax loss was generated by its Hong Kong, subsidiary whose statutory tax rate is 8.75%. During the First Quarter Fiscal 2006 and the First Quarter Fiscal 2005, the Company recorded a provision for income taxes of $0.1 million in each period, respectively. The First Quarter Fiscal 2006 and the First Quarter Fiscal 2005 income tax provisions relate to income tax liabilities incurred by certain of the Company's foreign subsidiaries. These foreign subsidiaries do not have net operating losses to offset such liabilities.

NET LOSS

We incurred a net loss of $(5.8) million, or $(.20) per basic and diluted common share, for the First Quarter Fiscal 2006 as compared to a net loss of $(9.3) million, or $(0.32) per basic and diluted common share, for the First Quarter Fiscal 2005. The decrease in our net loss is attributable to the matters described above.

RESTRUCTURING AND OTHER CHARGES:

RESTRUCTURING INITIATIVES

During Fiscal 2005, the Company announced Restructuring Initiatives designed to eliminate its reliance on internally designed and manufactured digital cameras and increase the design, co-development and purchase of digital cameras from outsourced manufacturers to provide competitive products to the retail market. The Restructuring Initiatives were a result of the Company's previously announced strategic review process to determine how it may better compete in the digital camera market. The Company's reliance on internally designed and manufactured digital cameras ended at the end of the Fourth Quarter Fiscal 2005. Accordingly, during the First Quarter Fiscal 2006, the Company did not record any additional restructuring charges and made payments to eliminate its restructuring reserve liability.

At October 1, 2005, the Company had no restructuring reserve recorded because the Company had no accrued or unpaid employee severance costs related to the Restructuring Initiatives.

Table I -- Restructuring Charges, below, reconciles the beginning and ending balances of the restructuring reserve.

Table I -- Restructuring Charges

(in thousands)

Restructuring Reserve

        Fiscal Year                  Beginning                                                            Ending
           2006                       Balance               Charges              Payments                 Balance
           ----                       -------               -------              --------                 -------
            Q1                $          110        $           -        $          (110)       $              -
                                 ==================     ================     ==================     ====================

In connection with the Restructuring Initiatives, the Company also incurred other charges related to retention costs of employees that were not terminated. The services of these employees benefit parts of the business other than the manufacture of digital cameras. These retention costs are classified as other charges in Table II below. During the First Quarter Fiscal 2006, we incurred approximately $0.1 million in expenses related to employee retention costs and expect to incur additional expenses of approximately $0.1 million related to retention costs through December 31, 2005, provided such employees are retained through that date.

COST-REDUCTION INITIATIVES

During Fiscal 2005, as a result of our continued evaluation of our cost structure and the strategic review process, we implemented additional Cost-Reduction Initiatives including, among other things, eliminating certain employee positions and consolidating certain operations in the United Kingdom, France and Germany into our operations in Jena, Germany. In addition, we entered into retention agreements with certain employees affected by our decision to consolidate certain European operations. Table II--Other Charges, below, reconciles the beginning and ending balances of the accrual amounts related to other charges and presents the statement of operations classification of the other charges.

Table II -- Other Charges

(in thousands)

Accrual

    Fiscal
     Year                                        Beginning                                                      Ending
     2006                   Item                  Balance             Charges              Payments             Balance
---------------      --------------------      ---------------     ---------------      ----------------      ------------
                     Retention                 $     129           $     107            $     (37)            $  199
                     Severance                       190                  --                  (26)               164
                                               ---------------     ---------------      ----------------      ------------
      Q1             Total                     $     319           $     107            $     (63)            $  363
                                               ===============     ===============      ================      ============

(in thousands)

Other Charges
First Quarter Fiscal 2006                                      Retention            Total
-------------------------                                    ---------------     ------------
Cost of products sold                                     $         51        $        51
Selling expense                                                      6                  6
General and administrative expense                                  50                 50
                                                             ---------------     ------------
Total                                                     $        107        $       107
                                                             ===============     ============

LIQUIDITY AND CAPITAL RESOURCES

We are not aware of factors that are reasonably likely to adversely affect liquidity trends, other than those factors summarized under the caption "Risk Factors" in this report and in our most recent Annual Report filed with the SEC on Form 10-K for Fiscal 2005. We are not engaged in hedging activities and had no forward exchange contracts outstanding at October 1, 2005. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with accounting principles generally accepted in the United States, and are more fully discussed below.

We believe that our cash and cash equivalents, short-term investments, anticipated cash flow from working capital, and amounts available under our financing facilities provide sufficient liquidity and capital resources for our anticipated working capital and capital expenditure requirements for at least the next twelve months.

Working Capital - At October 1, 2005, we had working capital of $57.0 million compared to $61.8 million at July 2, 2005, a decrease of $4.8 million.

Cash Used In Operating Activities - Cash used in operating activities during the First Quarter Fiscal 2006 was $(1.2) million, which compared unfavorably to cash provided by operating activities of $1.1 million during the First Quarter Fiscal 2005. The changes in cash used in operating activities for the respective fiscal periods were primarily attributable to the reduction of accounts payable partially offset by reduction in accounts receivable and inventory.

Cash Provided By Investing Activities - Capital expenditures for the First Quarter Fiscal 2006 and the First Quarter Fiscal 2005 were $(0.3) million and $(1.0) million, respectively. The decrease related primarily to reduced expenditures on plant and equipment for our manufacturing facilities in the PRC.

Cash (Used in) Provided by Financing Activities - Cash (used in) provided by financing activities during the First Quarter Fiscal 2006 and the First Quarter Fiscal 2005 was approximately $(45) thousand and $8.4 million, respectively. The decrease relates to net repayments made in the First Quarter Fiscal 2006 as compared to net short-term borrowings made under the Hong Kong Financing Facilities in the First Quarter Fiscal 2005.

Operating Leases - We enter into operating leases in the ordinary course of business (e.g., warehouse facilities, office space and equipment). The effects of outstanding leases are not material to us in terms of either annual cash flow or in total future minimum payments.

Purchase Commitments - In the ordinary course of our business, we enter into purchase commitments for components, raw materials, supplies, services, finished camera products, and property, plant and equipment. At October 1, 2005, the Company had $13.3 million in non-cancelable purchase commitments relating to the purchase of raw materials, components and finished goods inventory from various suppliers. In the aggregate, such commitments are not at prices in excess of current market values (except for those instances, in which the cost basis has been lowered to net realizable value) and typically do not exceed one year.

Other Contractual Obligations - We do not have any material financial guarantees or other contractual commitments that are reasonably likely to have an adverse effect on liquidity. See Hong Kong Financing Facilities below for additional information about our financial guarantees. See also Note 10-Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

Hong Kong Financing Facilities - As of October 1, 2005, the Company's Hong Kong subsidiary, Concord Camera HK Limited ("CCHK"), had various revolving demand credit facilities with The Hongkong and Shanghai Banking Corporation Limited ("HSBC") providing an aggregate of approximately $15.9 million in borrowing capacity. The revolving credit facilities were comprised of: (1) an approximate $14.0 million Import Facility including an approximate $2.6 million Packing Credit and Export sub-limit Facility, and (2) an approximate $1.9 million Foreign Exchange Facility (collectively, the "Hong Kong Financing Facilities"). The Hong Kong Financing Facilities are denominated in Hong Kong Dollars and bear interest at variable rates, as follows: 1.75% over the Hong Kong Interbank Offered Rate on import loans denominated in Hong Kong Dollars and 1.75% over the Singapore Interbank Offered Rate for transactions denominated in currency other than the Hong Kong Dollar. Since 1983, the Hong Kong Dollar has been pegged to the U.S. Dollar. The Company guarantees all of the amounts under the Hong Kong Financing Facilities. Pursuant to an agreement dated June 10, 2004, CCHK granted a security interest in substantially all of its assets to HSBC. On or about February 24, 2005, the Company and HSBC agreed, among other things, to subordinate approximately $20 million in inter-company payables from CCHK to the Company to any amounts owing or which may in the future become owing to HSBC by CCHK. All of the Hong Kong Financing Facilities are subject to certain covenants, and the Company was in compliance with such covenants as of October 1, 2005 and July 2, 2005, respectively. At October 1, 2005 and July 2, 2005, the Company had $2.9 million, respectively, in short-term borrowings outstanding under the import facility. The weighted average borrowing rates on the short-term borrowings as of October 1, 2005 and July 2, 2005, were 5.4% and 4.15%, respectively. On October 19, 2005, CCHK accepted a proposal from the HSBC dated September 20, 2005 (the "Agreement") to renew the existing demand financing facilities available to CCHK. The Agreement provides CCHK with an aggregate of approximately $9.6 million in total borrowing capacity, comprising an import facility reduced from $14 million to $7.7 million and an unchanged $1.9 million foreign exchange facility. Under the Agreement, CCHK also agreed to provide HSBC with security over cash deposits in the amount of $2.0 million. All other material terms of the Agreement remained unchanged from the terms of the previous demand financing agreement. See Note 13 - Subsequent Events, Renewal of Hong Kong Financing Facilities. Each of the Hong Kong Financing Facilities is a demand facility pursuant to which HSBC has the right at any time to demand repayment of the obligations under the facilities or insist that we provide additional collateral to secure the facilities. HSBC is scheduled to review the Hong Kong Financing Facilities on or about November 30, 2005.

License Agreements - See Note 10-Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

Intellectual Property Claims - See Note 10-Commitments and Contingencies and
Note 11-Litigation and Settlements in the Notes to Condensed Consolidated Financial Statements.

RECENT EVENT

As previously disclosed in our Annual Report on Form 10-K for Fiscal 2005, in Fiscal 2005 and Fiscal 2004, certain foreign subsidiaries inadvertently sold approximately $16,000 and $22,000, respectively, of our products that were shipped to Cuba, Iran and Syria. One or more of the shipments may be in violation of regulations of the U.S. Treasury Department's Office of Foreign Assets Control ("OFAC"). On November 14, 2005, the Company made a voluntary disclosure of these matters pursuant to the Economic Sanctions Enforcement Guidelines of OFAC. The Company also implemented an Export & International Trade Policy to ensure future compliance with all OFAC regulations. To the extent the Company violated any regulations with respect to either of the transactions described above or any other transactions, we may be subject to civil fines or other sanctions, which we believe will not be material. We do not expect these matters to have a material adverse effect on our financial position and results of operations. See Note 10-Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as: "estimates," "projects," "anticipates," "expects," "intends," "believes," "plans," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors. For a discussion of some of the factors that could cause actual results to differ, see the discussion under "Risk Factors" below and in our most recent Annual Report on Form 10-K for Fiscal 2005 filed with the SEC and subsequently filed reports. We wish to caution the reader that these forward-looking statements, including statements regarding expected cost reductions, anticipated or expected results, the implementation of our Restructuring Initiatives and Cost-Reduction Initiatives, anticipated financial benefits of eliminating our reliance on internally designed and manufactured digital cameras and increasing the design, co-development, and purchase of digital cameras from contract manufacturers, the viability of marketing and selling digital cameras and competing in the digital camera market, the cost structure requirements needed to maintain a presence in the digital camera market and to market and sell digital cameras, the development of our business, anticipated revenues or capital expenditures, our ability to improve gross profit margin on the sale of our digital products, projected profits or losses and other statements contained in this report regarding matters that are not historical facts, are only estimates or predictions. No assurance can be given that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. In particular, our expected results could be adversely affected by production difficulties or economic conditions negatively affecting the market for our products, by our inability to successfully develop and maintain relationships with contract manufacturers or by our inability to negotiate favorable terms with our licensors or with the PRC in connection with the processing agreement that expires in October 2006. Obtaining the results expected from the introduction of any new products or product lines may require timely completion of development, successful ramp-up of full-scale production on a timely basis and customer and consumer acceptance of those products. In addition, future DMS relationships or agreements may require an ability to meet high quality and performance standards, to successfully implement production at greatly increased volumes and to sustain production at greatly increased volumes, as to all of which there can be no assurance. There also can be no assurance that products under consideration or development will be successfully developed or that once developed such products will be commercially successful. Any forward-looking statements contained in this report represent our estimates only as of the date of this report, or as of such earlier dates as are indicated herein, and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the disclosures set forth in Item 7A of our Annual Report on Form 10-K for Fiscal 2005 during this reporting period.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of the Chief Executive Officer and Principal Financial Officer, has reviewed and evaluated our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. This evaluation included, among other things, consideration of the controls, processes and procedures that comprise our internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are ineffective in providing reasonable assurance of achieving their objectives and are not effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In light of the ineffective disclosure controls and procedures, we performed additional manual controls, procedures and analyses and other pre- and post-closing procedures designed to ensure that our consolidated financial statements are presented fairly in all material respects in accordance with accounting principles generally accepted in the United States. We relied on increased monitoring and review to compensate for the material weaknesses in the preventative and detective controls noted below. Accordingly, management believes that the condensed consolidated financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented. The certifications of our Chief Executive Officer and the Principal Financial Officer attached as Exhibits 31.1 and 31.2 to this report include, in paragraph 4 of the certifications, information concerning our disclosure controls and procedures and internal control over financial reporting. These officers believe the certifications to be accurate because, as we indicated, we had procedures in place during the First Quarter Fiscal 2006 to prevent and detect errors in our systems. Accordingly, the certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by the certifications.

There were no changes in our internal control over financial reporting during the quarter ended October 1, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended July 2, 2005 ("Fiscal 2005 Form 10-K"), despite expending substantial efforts and committing significant financial and human resources, management was unable to complete its assessment of internal control over financial reporting as of July 2, 2005 that is required under Section 404 of the Sarbanes-Oxley Act of 2002. Our independent registered public accounting firm issued a disclaimer of opinion with respect to our internal control over financial reporting, which we included in Item 9A of our Fiscal 2005 Form 10-K. The disclaimer of opinion indicated that the auditors did not express an opinion as to management's assessment of internal control over financial reporting and as to the effectiveness of our internal control over financial reporting as of July 2, 2005. The disclaimer of opinion noted, however, that the auditors audited our consolidated balance sheet as of July 2, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for Fiscal 2005, and that they expressed an unqualified opinion on those consolidated financial statements.

We expect to complete our assessment of internal control over financial reporting as of July 2, 2005 during the second quarter of Fiscal 2006, which ends on December 31, 2005. We believe that our independent registered public accounting firm will also have completed its attestation to our assessment and will have rendered its opinion as to the effectiveness of our internal control systems within this time frame. Accordingly, on or before December 31, 2005, we anticipate filing an amendment to our Fiscal 2005 Form 10-K with the SEC that will include the completed management's assessment of our internal control over financial reporting and the auditors' attestation and opinion.

While our assessment is not yet complete, the auditors and our management have identified a number of material weaknesses in our internal control systems that caused management to conclude that our internal control over financial reporting was ineffective as of July 2, 2005. A discussion of these material weaknesses is included in Item 9A of our Fiscal 2005 Form 10-K.

In light of these material weaknesses, we performed additional manual controls, procedures and analyses and other pre- and post-closing procedures designed to ensure that our condensed consolidated financial statements are presented fairly in all material respects in accordance with accounting principles generally accepted in the United States. We relied on increased monitoring and review to compensate for the weaknesses noted above in the preventative and detective controls. Accordingly, management believes that the condensed consolidated financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

In Item 9A of our Fiscal 2005 Form 10-K, we described the steps taken to remediate our material weaknesses. In the First Quarter Fiscal 2006, we have taken the following additional steps to remediate our material weaknesses:

         ERP System. As previously disclosed in Item 9A of our Fiscal 2005 Form 10-K, we have committed and continue to commit significant financial resources and IT personnel resources, whose primary functions are to identify and remediate ERP system issues. In the First Quarter Fiscal 2006, we committed additional financial and human resources to ERP System Training.

         Additional Personnel. As previously disclosed in Item 9A of our Fiscal 2005 Form 10-K, we continue to seek to hire additional, qualified finance and accounting staff with significant depth and expertise to supplement existing personnel, including a Director of Internal Audit. During the fourth quarter of Fiscal 2005, we retained a financial consultant to advise us on the organization and composition of the finance and accounting department. In the First Quarter Fiscal 2006, we hired additional, qualified finance and accounting staff. We are also in the process of establishing an Internal Audit function including the hiring of a Director of Internal Audit.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Part I, Item 1, Financial Statements, Note 11 - Litigation and Settlements in the Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks regarding our Company. These and other risks could materially and adversely affect our business, results of operations or financial condition. You should also refer to the other information contained or incorporated by reference in this report, including the "Risk Factors" described in our most recent Annual Report on Form 10-K for Fiscal 2005 filed with the SEC.

THERE ARE MATERIAL WEAKNESSES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING. OUR INTERNAL CONTROL MAY BE INSUFFICIENT TO DETECT IN A TIMELY MANNER MISSTATEMENTS THAT COULD OCCUR IN OUR FINANCIAL STATEMENTS IN AMOUNTS THAT MAY BE MATERIAL.

As previously disclosed in our Annual Report on Form 10-K for Fiscal 2005, during Fiscal 2005, we identified eight material weaknesses in our internal control over financial reporting.

We may continue to experience significant deficiencies and material weaknesses in our internal control over financial reporting in the future, which, if not remediated, may render us unable to detect in a timely manner misstatements that could occur in our financial statements in amounts that may be material. We cannot assure you that we and our independent registered public accounting firm will determine that the material weaknesses have been remedied by the end of Fiscal 2006.

A DELISTING OF OUR COMMON STOCK COULD ADVERSELY AFFECT THE PRICE AND LIQUIDITY OF OUR COMMON STOCK AND OUR ABILITY TO ACCESS CAPITAL MARKETS.

We were unable to timely file this report due to the disruption of our corporate operations and the lives of our employees caused by Hurricane Wilma. In Fiscal 2005, we failed to timely file our periodic reports primarily as a result of the material weaknesses that we identified in earlier reports filed with the SEC. Should we continue to experience difficulties in filing our reports on time, we cannot assure you that our common stock will not be delisted from NASDAQ/NMS, that we will be able to meet or satisfy all conditions and requirements for continued listing or that NASDAQ/NMS will not initiate delisting proceedings in the future if we are unable to file future periodic reports on time or comply with other listing requirements. A delisting of our common stock could materially reduce the liquidity of our common stock and may result in a material reduction in the price of our common stock. In addition, any such delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the loss of confidence in our financial stability by suppliers, customers and employees. If our securities are delisted from NASDAQ/NMS, we may face a lengthy process to re-list our securities if we are able to re-list them at all.

THE EXPIRATION OF OUR PROCESSING AGREEMENT WITH THE PRC WOULD DISRUPT OUR OPERATIONS.

Our operations are substantially dependent upon our ability to manufacture and assemble our products in the Peoples Republic of China ("PRC"). Our current processing agreement with the PRC governmental entities, which allows us to operate in the PRC, expires in October 2006. We expect to continue manufacturing in the PRC after October 2006 either under a renewal of our processing agreement or pursuant to some other form of legal authorization. If, however, we are unable either to renew the current agreement or enter into an alternative arrangement that will permit us to continue to operate in the PRC under similar terms and conditions, our results of operations and our ability to carry on our business would be materially adversely affected.

ITEM 5.  OTHER INFORMATION

(b) There have been no material changes in the procedures by which our security holders may recommend nominees to our Board of Directors during this reporting period.

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

3.2        Restated  By-Laws,  as amended  through  July 12,            Incorporated by reference to the Company's quarterly
           2004                                                         report on Form 10-K for the year ended July 3, 2004

10.1       Letter  agreement  between  HSBC  and  CCHK,                 Incorporated by reference to the Company's  report on Form
           dated  January  21,  2005,  relating  to the                 8-K dated October 21, 2005
           provision of certain banking  facilities and
           the guarantee of same by the Company

10.2       Capitalization  and Subordination  Agreement                 Incorporated by reference to the Company's  report on Form
           dated  as of  March  31,  2005  between  the                 8-K dated October 21, 2005
           Company and CCHK

10.3       Subordination  Agreement  dated  as of March                 Incorporated by reference to the Company's  report on Form
           31, 2005 between the Company and CCHK                        8-K dated October 21, 2005

10.4       Letter  agreement  between  HSBC  and  CCHK,                 Incorporated by reference to the Company's  report on Form
           dated  September  20, 2005,  relating to the                 8-K dated October 21, 2005
           provision of certain banking  facilities and
           the guarantee of same by the Company

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


                                                  CONCORD CAMERA CORP.
                                         ------------------------------------
                                                    (Registrant)


DATE November 22, 2005                   By:    /s/  Harlan I. Press
                                            ---------------------------------
                                                     (Signature)

                                                Harlan I. Press
                                                Vice President, Treasurer and
                                                Assistant Secretary
                                                (Principal Financial Officer)