Form 10-K/A
period 2005-07-02
CONCORD CAMERA CORP
filed 2005-12-19
CIK 831861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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

As of December 15, 2005, there were 28,680,842 shares of the Company's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                EXPLANATORY NOTE


We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended July 2, 2005, filed with the Securities and Exchange Commission (the "SEC") as of October 3, 2005 (the "Original Filing"), to:

     o amend and restate Item 9A to include a Management's Report on Internal Control Over Financial Reporting as of July 2, 2005 and include the employment of an internal auditor in November 2005 to the list of our on going remediation efforts; and

     o includes Report of Independent Registered Public Accounting Firm relating to our internal control over financial reporting;

This Amendment No. 1 includes certain conforming changes between Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data. This Amendment No. 1 also includes changes to Item 14, Principal Accountant Fees and Services.

As a result of these amendments, the certifications pursuant to Section 302 and
Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A and consents of our former and current independent registered public accounting firms, which are required as a result of the revisions set forth above, have been included.

For the convenience of the reader, this Amendment No. 1 sets forth the complete text of the Form 10-K as so amended. This Amendment No. 1 does not reflect events that have occurred after the Original Filing nor, except as indicated above, does it update the information set forth in the Original Filing.

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

Our worldwide, fully integrated ERP System was launched during the first quarter of fiscal 2005 in part to improve the overall effectiveness of our internal control over financial reporting and our disclosure controls and procedures. During fiscal 2005, we identified ten material weaknesses in our internal control over financial reporting. Two of the material weaknesses related to the planning and implementation of the ERP System and to our financial statement closing process. These material weaknesses resulted in significant delays in accumulating data, performing analyses and evaluating results necessary to support the timely preparation of our quarterly reports on Form 10-Q during fiscal 2005. As a result, each of our quarterly reports for fiscal 2005 was not timely filed with the Securities and Exchange Commission ("SEC"). The migration of our Jenimage operations onto the ERP System in the third quarter of fiscal 2005 further exacerbated problems with the ERP System and the financial statement closing process, and the material weaknesses in these and other areas continued to exist as of the end of fiscal 2005. For further discussion regarding our disclosure controls and procedures, internal control over financial reporting and material weaknesses, see Item 9A, Controls and Procedures.

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

The Company has historically not provided for U.S. federal and state income taxes on the undistributed earnings of its foreign subsidiaries on the basis that such earnings will be indefinitely reinvested outside the U.S. As a result of current year losses realized by its foreign subsidiaries, the foreign subsidiaries have an accumulated earnings deficit of approximately $19.6 million as of July 2, 2005. Consequently, there is no basis to provide for U.S. federal and state income taxes for the results of the foreign operations. It is not practicable to estimate the amount of tax that might be payable if such earnings were ever remitted. However, no foreign withholding taxes would be payable under current law. As of July 2, 2005, the Company had net operating loss carryforwards for U.S. tax purposes of approximately $12.6 million. The net operating loss carryforwards are scheduled to expire between 2006 and 2025. Additionally, the Company has approximately $39.5 million of net operating loss carryforwards related to its foreign operations, of which $37.9 million relates to Hong Kong. A significant portion of these net operating loss carryforwards have no expiration dates.

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

In connection with the Restructuring Initiatives, we also recorded restructuring-related inventory charges in the amount of $4.3 million during fiscal 2005 primarily related to raw material, component and finished goods inventories related to digital cameras that we will no longer manufacture. During the second quarter of fiscal 2005, we reduced the remaining useful lives of certain molds and tooling used in the manufacture of these digital cameras because we decided to exit the manufacture of digital cameras. The products were either no longer in production or had a shortened product life and these specific molds and tooling do not have alternative production uses. During the fourth quarter of fiscal 2005 and fiscal 2005, we recorded an additional $0.2 million and $1.4 million, respectively, in depreciation expense related to the reduction in the useful lives of such molds and tooling. See Note 5--Inventories and Note 6--Property, Plant and Equipment, Net, in the Notes to Consolidated Financial Statements. Below, Table I--Restructuring Charges reconciles the beginning and ending balances of the restructuring reserve and presents the income statement classification of the restructuring charges.

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

During fiscal 2005, we identified ten material weaknesses in our internal control over financial reporting. For a discussion of the material weaknesses, see Item 9A, Controls and Procedures below.

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

ITEM 9A.  CONTROLS AND PROCEDURES.


DISCLOSURE CONTROLS AND PROCEDURES

Management, with the participation of the Chief Executive Officer and Principal Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). This evaluation included consideration of the controls, processes and procedures that comprise our internal control over financial reporting. Based on such evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of July 2, 2005, our disclosure controls and procedures were ineffective in providing reasonable assurance of achieving their objectives and were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting since the end of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). Our internal control includes those policies and procedures that:

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

Management, including the Chief Executive Officer and the Principal Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in any and all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within the Company have been detected. Further, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our management assessed the effectiveness of our internal control over financial reporting as of July 2, 2005. In conducting its assessment of internal control over financial reporting, management based its evaluation on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). A material weakness is defined as a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of performing their assigned functions.

Based on its assessment, management identified the following material weaknesses in its internal control over financial reporting as of July 2, 2005:

o    ERP System

     After ineffective planning and execution of the conversion from our legacy systems to a world-wide, fully integrated ERP System beginning in the first quarter of fiscal 2005, we did not provide our employees with effective training on use of the system and identified certain configuration deficiencies in the system that resulted in operational inefficiencies. Such inefficiencies adversely affected, among other business processes, the financial statement closing process, the control of inventory valuation, revenue recognition and collection of accounts receivable and management's financial statement review process.

o    Information Technology

     We had inadequate controls related to application access, system administrator rights and master data maintenance. We lacked effective segregation of duties between information technology management and other functional departments. In certain instances, an improper number of, or inappropriate personnel were, assigned system administrator rights or had excessive system rights, which impairs our ability to maintain adequate segregation of duties.

o    Financial Statement Closing Process

     We had inadequate controls related to our financial statement closing process, including limited evidence of review of reconciliations, account analysis and journal entries by an individual with direct oversight of the process. This material weakness adversely affected the efficiency and timeliness of our financial reporting.

o    Accounting Personnel

     We lacked the ability to recruit and retain a sufficient number of accounting personnel with knowledge of, and technical expertise in, U.S. GAAP for certain of our U.S. operations and certain of our foreign offices. In addition, we identified inadequate controls related to the training and supervision of our accounting staff and to the segregation of duties necessary throughout the organization to ensure that all our key internal controls are and remain effective.

o    Inadequate Evidence of Review

     Because of inadequate financial and human resources, including an inadequate number of accounting personnel, management was overly involved in the detailed compilation and preparation of our financial reports and analyses. As a result, management was unable to provide the necessary evidence of review in the financial statement review process.

o    Inventory

     We had inadequate controls related to valuation of certain inventory balances in our worldwide inventory which could adversely affect data integrity. In particular, the lack of certain ERP System functionality required complex manual processes to compile data necessary to determine the fair market value of our inventory. Additionally, we had inadequate controls regarding the review and approval of inventory movement and record keeping.

o    Sales, Accounts Receivable and Revenue Recognition

     We had inadequate controls related to the sale and returns and allowances of our products, collection of receivables and recognition of revenue, including the ability to verify the completeness and accuracy of sales orders shipped and invoiced.

o    Value Added Tax

     We had inadequate controls related to the collection, remittance, reconciliation, preparation and filing of value added taxes at a foreign subsidiary.

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

Because of the material weaknesses described above, we concluded that, as of July 2, 2005, we did not maintain effective internal control over financial reporting based on the COSO criteria.

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

         Additional Personnel. We are actively seeking to hire additional, qualified finance and accounting staff with significant depth and expertise to supplement existing personnel, including a Director of Internal Audit. During the fourth quarter of fiscal 2005, we also retained a financial consultant to advise us on the organization and composition of the finance and accounting department. During the second quarter of fiscal 2006, we employed a Director of Internal Audit to oversee our internal audit function.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Concord Camera Corp.
Hollywood, Florida

         We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that Concord Camera Corp. ("Concord" or the "Company") did not maintain effective internal control over financial reporting as of July 2, 2005, because of the effect of the material weaknesses identified in management's assessment, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operation effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

         A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of July 2, 2005, the following material weaknesses have been identified and included in management's assessment:

o    ERP System

     The Company's conversion from its legacy systems to a world-wide, fully integrated ERP System beginning in the first quarter of fiscal 2005 was not effective. The Company did not provide its employees with effective training on use of the system. Certain configuration deficiencies in the system resulted in an ineffective design of controls. The above deficiencies had a pervasive adverse effect on the effectiveness of controls within all of the Company's business processes, including the financial statement closing process, including the control of inventory valuation, revenue recognition and collection of accounts receivable and management's financial statement review process.

o    Information Technology

     The Company had inadequate controls related to application access, system administrator rights and master data maintenance. The Company lacked effective segregation of duties between information technology management and other functional departments. In certain instances, an improper number of, or inappropriate personnel were, assigned system administrator rights or had excessive system rights, which impairs the Company's ability to maintain adequate segregation of duties. This material weakness adversely affects the Company's ability to prevent improper access and changes to its accounting records, including management override.

o    Financial Statement Closing Process

     The Company had inadequate controls related to its financial statement closing process, including limited evidence of review of reconciliations, account analysis and journal entries by those responsible for the oversight of the process. This material weakness adversely affects the accuracy and completeness of the Company's financial reporting.

o    Accounting Personnel

     The Company lacked a sufficient number of accounting personnel with knowledge of, and technical expertise in, U.S. GAAP for certain of its U.S. operations and foreign offices. In addition, the Company had inadequate controls related to the training and supervision of its accounting staff and to the segregation of duties necessary throughout the organization to ensure that all of its key internal controls are and remain effective.

o    Inadequate Evidence of Review

     The Company had inadequate financial and human resources, including an inadequate number of accounting personnel. This led to the Company's management spending an excessive amount of time in the detailed compilation and preparation of its financial reports and analyses. As a result, the Company's management was unable to provide the necessary evidence of review in the financial statement review process.

o    Inventory

     The Company had inadequate controls related to valuation of certain inventory balances in its worldwide inventory which could adversely affect data integrity. In particular, the lack of certain ERP System functionality required complex manual processes to compile data necessary to determine the fair market value of the Company's inventory. Additionally, the Company had inadequate controls regarding the review and approval of inventory movement and record keeping.

o    Sales, Accounts Receivable and Revenue Recognition

     The Company had inadequate controls related to the sale and returns and allowances of its products, collection of receivables and recognition of revenue, including the ability to verify the completeness and accuracy of sales orders shipped and invoiced.

o    Value Added Tax

     The Company had inadequate controls related to the collection, remittance, reconciliation, preparation and filing of value added taxes at a foreign subsidiary.

o    Foreign Currency Translation

     The Company had inadequate controls related to foreign currency translation, including the ability of certain managers to record journal entries without adequate review or supporting documentation and an inability of management to adequately explain fluctuations in quarterly analyses.

o    Asset Impairment

     The Company had inadequate controls related to the performance of a timely assessment of impairment of long-lived assets where indicators of impairment were present.

     These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated September 29, 2005 on those financial statements, which expressed an unqualified opinion.

         In our report dated September 29, 2005, we stated that the Company had not reported on its assessment of the effectiveness of internal control over financial reporting and, accordingly, the scope of our work was not sufficient to enable us to express, and we did not express, an opinion on the effectiveness of the Company's internal control over financial reporting. The Company has now reported on its assessment of the effectiveness of internal control over financial reporting and we have completed our audit thereof. Accordingly, our present report insofar as it relates to the Company's internal control over financial reporting as of July 2, 2005, as presented herein, is different from our previous report.

       In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of July 2, 2005 is fairly stated, in all material respects, based on the COSO Criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of July 2, 2005, based on the COSO Criteria.

We do not express an opinion or any other form of assurance on management's statements regarding corrective actions taken by the Company after July 2, 2005.

/s/ BDO Seidman, LLP
Miami, FL
December 14, 2005


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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees for professional services provided by BDO Seidman LLP to the Company are $1,876,000 of which all constitute fiscal 2005 audit fees.

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

                                     CONCORD CAMERA CORP.

Date: December 16, 2005              By:  /s/  Ira B. Lampert
                                          -------------------------------------
                                          Ira B. Lampert, Chairman, Chief
                                          Executive Officer and President

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


       /s/  Harlan I. Press                     Vice President, Treasurer, and
       ------------------------------           Assistant Secretary
       Harlan I. Press


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

We were also engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Concord Camera Corp.'s internal control over financial reporting as of July 2, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 14, 2005 expressed an unqualified opinion on management's assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

                                                   /s/ BDO Seidman, LLP

Miami, Florida

September 29, 2005, except for paragraph five herein which is dated December 14, 2005

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

The tax effects of significant items comprising the Company's deferred income tax assets as of July 3, 2004, were as follows:


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
                                                         ===========    ===========   ==========

In Fiscal 2005, the Company identified adjustments totaling approximately $1.6 million related to prior years, primarily related to foreign operating loss carryforwards. In Fiscal 2004, the Company identified an adjustment to its net U.S. operating loss carryforwards with a tax effect of $1.8 million related to prior years. These amounts were fully offset by a valuation allowance in Fiscal 2005 and 2004 and would have been similarly offset by a valuation allowance had they been reflected in the appropriate prior periods, which, accordingly, have not been reclassified.

The U.S. net operating loss carryforwards includes a portion arising from the exercise of stock options and will be credited to additional paid-in-capital when the related tax benefit is realized.

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

(in thousands)

                                                                     Fiscal Year
                                                  ---------------------------------------------
Sales made to unaffiliated customers:                 2005             2004           2003
                                                  -------------   --------------   ------------

Americas                                         $    87,211     $    106,025     $  101,866
Asia                                                  18,860           49,723         46,240
Europe                                                68,277           47,384         41,677
                                                  -------------   --------------   ------------
Total                                            $   174,348     $    203,132     $  189,783
                                                  =============   ==============   ============


                                                    July 2,          July 3,
Identifiable assets:                                 2005              2004
                                                  ------------    --------------

Americas                                         $     82,173     $     96,396
Asia                                                   47,054           58,738
Europe                                                 17,529           34,383
                                                  ------------    --------------
Total                                            $    146,756     $    189,517
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
