Form 10-Q
period 2005-12-31
CONCORD CAMERA CORP
filed 2006-02-08
CIK 831861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2005
                                                             OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
         For the transition period from _________ to ___________

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

     4000 Hollywood Blvd., 6th Floor, North Tower, Hollywood, Florida 33021
   --------------------------------------------------------------------------
               (Address of principal executive offices)             (Zip Code)

                                 (954) 331-4200
                            ------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X       No
         ----        ----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

     Large accelerated filer             Accelerated filer  X
                             ----                          ----
     Non-accelerated filer
                           ----

Indicate by check mark whether the registrant is a shell company (as define in rule 12b-2 of the Exchange Act).

     Yes          No  X
        ----         ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Common Stock, no par value - 28,680,842 shares as of January 31, 2006

                                      Index

                      Concord Camera Corp. and Subsidiaries


Part I.  FINANCIAL INFORMATION                                                                                              Page No.
                                                                                                                            --------

Item 1.       Financial Statements (Unaudited)

                Condensed consolidated balance sheets as of December 31, 2005 (Unaudited) and July 2, 2005.......................3

                Condensed consolidated statements of operations (Unaudited) for the quarter and six months ended December 31, 2005 and
                    January 1, 2005..............................................................................................4

                Condensed consolidated statements of cash flows (Unaudited) for the six months ended December 31, 2005 and January 1, 2005...................................................5

                Notes to condensed consolidated financial statements (Unaudited).................................................6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................................................................21

Item 3.       Quantitative and Qualitative Disclosures About Market Risk........................................................31

Item 4.       Controls and Procedures...........................................................................................31

Part II.  OTHER INFORMATION

Item 1.       Legal Proceedings.................................................................................................32

Item 1A.      Risk Factors......................................................................................................33

Item 5.       Other Information.................................................................................................33

Item 6.       Exhibits..........................................................................................................34

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS

CONCORD CAMERA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                          December 31, 2005              July 2,
                                                                             (UNAUDITED)                   2005
                                                                         --------------------      ---------------------
ASSETS
Current Assets:
     Cash and cash equivalents                                            $       43,322            $        8,016
     Restricted cash                                                               2,000                         -
     Short-term investments                                                            -                    35,200
     Accounts receivable, net                                                     21,564                    31,860
     Inventories                                                                  21,723                    36,382
     Deferred compensation assets                                                  7,652                     8,711
     Prepaid expenses and other current assets                                     1,805                     2,708
                                                                             ----------------          -----------------
                           Total current assets                                   98,066                   122,877
Property, plant and equipment, net                                                15,816                    16,672
Other assets                                                                       5,418                     7,207
                                                                             ----------------          -----------------
                           Total assets                                   $      119,300            $      146,756
                                                                             ================          =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Short-term borrowings under financing facilities                     $        3,824            $        2,936
     Accounts payable                                                             16,532                    32,257
     Accrued expenses                                                             16,236                    14,108
     Deferred compensation liabilities                                             7,467                     8,688
     Other current liabilities                                                     2,518                     3,127
                                                                             ----------------          -----------------
                           Total current liabilities                              46,577                    61,116
Other long-term liabilities                                                        1,710                     3,337
                                                                             ----------------          -----------------
                           Total liabilities                                      48,287                    64,453
Commitments and contingencies

Stockholders' equity:
     Blank check preferred stock, no par value,
         1,000 shares authorized, none issued                                          -                         -
     Common stock, no par value, 100,000 shares
         authorized; 30,925 shares issued
         as of December 31, 2005 and July 2, 2005                                143,518                   143,518
     Additional paid-in capital                                                    5,102                     4,853
     Deferred share arrangement                                                      624                       624
     Accumulated deficit                                                         (72,614)                  (61,075)
                                                                             ----------------          -----------------
                                                                                  76,630                    87,920
     Less: treasury stock, at cost, 1,735
         shares as of December 31, 2005 and July 2, 2005                          (4,993)                   (4,993)
        Less: common stock held in trust, 509
         shares as of December 31, 2005 and July 2, 2005                            (624)                     (624)
                                                                             ----------------          -----------------
                           Total stockholders' equity                             71,013                    82,303
                                                                             ----------------          -----------------
                           Total liabilities and stockholders' equity     $      119,300            $      146,756
                                                                             ================          =================

See accompanying notes to condensed consolidated financial statements.

CONCORD CAMERA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

                                           For the quarter ended                         For the six months ended
                                    -------------------------------------         ---------------------------------------
                                    DECEMBER 31,            JANUARY 1,            DECEMBER 31,              JANUARY 1,
                                        2005                   2005                   2005                     2005
                                    --------------        ---------------         -------------- ---- ---- --------------
Net sales                       $         41,109       $       54,333         $         85,695        $          97,347
Cost of products sold                     37,088               57,879                   77,545                  100,473
                                    --------------        ---------------         --------------           --------------
Gross profit (deficit)                     4,021               (3,546)                   8,150                   (3,126)
Selling expenses                           4,016                4,892                    7,553                    9,090
General and administrative
    expenses                               5,495                5,540                   11,801                   11,748
                                    --------------        ---------------         --------------           --------------
Operating loss                            (5,490)             (13,978)                 (11,204)                 (23,964)
Interest expense                             107                  308                      208                      139
Other expense (income),
    net                                       44               (1,357)                     (62)                  (1,914)
                                    --------------        ---------------         --------------           --------------
Loss before
    income taxes                          (5,641)             (12,929)                 (11,350)                 (22,189)
Provision  for
    income taxes                             138                   80                      189                      140
                                    --------------        ---------------         --------------           --------------
Net loss                         $        (5,779)      $      (13,009)        $        (11,539)         $       (22,329)
                                    ==============        ===============         ==============           ==============
Basic and diluted loss per
    common share                 $         (0.20)               (0.44)        $          (0.40)         $         (0.76)
                                    ==============        ===============         ==============           ==============

Weighted average
    common shares
    outstanding - basic and
    diluted                               29,190               29,342                   29,190                   29,271
                                    ==============        ===============         ==============           ==============

CONCORD CAMERA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

                                                                                    For the six months ended
                                                                         -----------------------------------------------
                                                                          DECEMBER 31, 2005          JANUARY 1, 2005
                                                                         --------------------      ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $     (11,539)            $      (22,329)
     Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
     Depreciation and amortization                                                2,402                      3,841
     Inventory charges                                                              444                      8,766
     Restructuring reserve                                                         (110)                       160
     Gain related to available-for-sale investments                                  --                     (1,124)
     Stock-based compensation                                                       249                         --
     Changes in operating assets and liabilities:
         Restricted cash                                                         (2,000)                        --
         Accounts receivable, net                                                10,296                    (12,659)
         Inventories                                                             14,216                      4,622
         Deferred compensation assets                                             1,059                        449
         Prepaid expenses and other current assets                                  903                        817
         Other assets                                                             1,140                        870
         Accounts payable                                                       (15,725)                    15,002
         Accrued expenses                                                         2,237                     (1,708)
         Deferred compensation liabilities                                       (1,221)                       (26)
         Other current liabilities                                                 (609)                    (1,421)
         Other long-term liabilities                                             (1,627)                      (145)
                                                                             ----------------          -----------------
     Net cash provided by (used in) operating activities                            115                     (4,885)
                                                                             ----------------          -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                    (897)                    (1,667)
     Proceeds from sales of available-for-sale investments                           --                     13,401
     Proceeds from sales (purchases) of short-term investments, net              35,200                    (23,477)
                                                                             ----------------          -----------------
     Net cash provided by (used in) investing activities                         34,303                    (11,743)
                                                                             ----------------          -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under short-term financing facilities, net                          888                      8,931
     Net proceeds from issuance of common stock                                      --                         72
                                                                             ----------------          -----------------
     Net cash  provided by financing activities                                     888                      9,003
                                                                             ----------------          -----------------
     Net increase (decrease) in cash and cash equivalents                        35,306                     (7,625)
Cash and cash equivalents at beginning of period                                  8,016                     18,323
                                                                             ----------------          -----------------
Cash and cash equivalents at end of period                                $      43,322             $       10,698
                                                                             ================          =================

See accompanying notes to condensed consolidated financial statements.

                      CONCORD CAMERA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 2005 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 2005 ("Second Quarter Fiscal 2006") and the six months ended December 31, 2005 ("Fiscal 2006 YTD") are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2006 ("Fiscal 2006"). For comparative purposes, the quarter ended January 1, 2005 has been defined as the ("Second Quarter Fiscal 2005") and the six months ended January 1, 2005 have been defined as ("Fiscal 2005 YTD"). The balance sheet at July 2, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Concord Camera Corp., a New Jersey corporation, and its consolidated subsidiaries (collectively referred to as the "Company") manage their business on the basis of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended by the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission ("SEC") as of December 19, 2005 ("Form 10-K/A") for the fiscal year ended July 2, 2005 ("Fiscal 2005").

Certain amounts in the prior year have been reclassified to conform to the current year presentation.

NOTE 2 - SIGNIFICANT CUSTOMERS:

During the Second Quarter Fiscal 2006 and Fiscal 2006 YTD, we experienced an increase in sales to Walgreen Co. ("Walgreens"), Wal-Mart Stores, Inc. ("Wal-Mart") and Plus Warenhandelgesellschaft mbH ("Plus") partially offset by a reduction in sales to Eastman Kodak Company ("Kodak") as compared to the Second Quarter Fiscal 2005 and Fiscal 2005 YTD. The Second Quarter Fiscal 2006 and Fiscal 2006 YTD increase in sales to Wal-Mart was attributable to increased sales of single-use cameras partially offset by a decrease in sales of digital cameras. The Second Quarter Fiscal 2006 and Fiscal 2006 YTD increase in sales to Walgreens was attributable to increased purchases of single-use and 35mm traditional film cameras. The Second Quarter Fiscal 2006 and Fiscal 2006 YTD increase in sales to Plus was due to increased purchases of digital cameras. During the Second Quarter Fiscal 2006 and Fiscal 2006 YTD, sales to Kodak decreased from the Second Quarter Fiscal 2005 and Fiscal 2005 YTD as a result of Kodak ceasing single-use camera purchases under our two design and manufacturing services ("DMS") contracts. The loss of sales to Kodak had a material adverse effect on results of operations. The loss of any of these significant customers or substantially reduced sales to any other significant customer could have a material adverse effect on our results of operations.

The following table illustrates each significant customer's net sales as a percentage of consolidated net sales during Second Quarter Fiscal 2006, Second Quarter Fiscal 2005, Fiscal 2006 YTD and Fiscal 2005 YTD.

                                                              Percent of Net Sales
                                                              --------------------
                                             For the quarter ended                       For the six months ended
                                    ----------------------------------------    --------------- -- -- -------------
                                      December 31,             January 1,             December 31,          January  1,
                                          2005                    2005                    2005                  2005
                                    -----------------        ---------------        ---------------        ------------
Wal-Mart                                 26.4%                   16.6%                   20.9%                 17.3%
Walgreens                                19.4%                    3.1%                   21.0%                  3.7%
Plus                                     10.6%                    7.7%                   10.0%                  5.8%
Kodak                                     0.0%                    8.6%                    0.0%                 12.8%
                                    -----------------        ---------------        ---------------        ------------
Total                                    56.4%                   36.0%                   51.9%                  39.6%
                                    =================        ===============        ===============        ============

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant of the Company's estimates include provisions for sales returns, sales allowances and bad debts, inventory valuation charges, realizability of long-lived and other assets, realizability of deferred income tax assets, and accounting for litigation and settlements.

FOREIGN CURRENCY TRANSACTIONS

The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, Euro, British Pound Sterling, PRC Renminbi, Hong Kong Dollar and the Japanese Yen. Although certain net sales to customers and purchases of certain components and services are transacted in local currencies, each of the Company's foreign subsidiaries purchases substantially all of its finished goods inventories in U.S. Dollars. Accordingly, the Company has determined the U.S. Dollar is the functional currency for all of its subsidiaries. The accounting records for subsidiaries that are maintained in a local currency are remeasured into the U.S. Dollar. Accordingly, most non-monetary balance sheet items and related statement of operations accounts are remeasured from the applicable local currency to the U.S. Dollar using average historical exchange rates, producing substantially the same result as if the entity's accounting records had been maintained in the U.S. Dollar. Adjustments resulting from the remeasurement process are recorded into earnings. Gains or losses resulting from foreign currency transactions and remeasurement are included in "Other expense (income), net" in the accompanying condensed consolidated statements of operations. For the Second Quarter Fiscal 2006 and the Second Quarter Fiscal 2005, included in "Other expense (income), net" in the accompanying condensed consolidated statements of operations, are approximately $0.4 million and $(1.1) million, respectively, of net foreign currency losses (gains). For Fiscal 2006 YTD and Fiscal 2005 YTD, included in "Other expense (income), net" in the accompanying condensed consolidated statements of operations, are approximately $(0.6) million and $(2.1) million, respectively, of net foreign currency losses (gains).

HEDGING ACTIVITIES

During the Second Quarter Fiscal 2006 and the Second Quarter Fiscal 2005, the Company had no forward exchange contracts or other derivatives outstanding and did not participate in any other type of hedging activities.

RESTRICTED CASH

As of December 31, 2005, the Company had cash deposits pledged as security in the amount of $2.0 million for borrowings outstanding under the revolving demand credit facilities. The restricted cash amount is classified as a current asset since the borrowings it secures is classified as a current liability.

INVESTMENTS

On December 31, 2005, the Company sold its short-term investments and reinvested the proceeds in cash and cash equivalents as part of the Company's year-end tax planning strategy. At July 2, 2005, the Company's "Short-term investments," as classified in the accompanying condensed consolidated balance sheet, consisted of auction rate debt securities and were considered available-for-sale securities. During the Second Quarter Fiscal 2006 and the Second Quarter Fiscal 2005, no other comprehensive income or loss was recorded because the variable interest rate feature and short maturities of the auction rate debt securities caused their carrying values to approximate market value. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss) reported in the stockholders' equity section unless the loss is other than temporary, and then it would be recorded as an expense. Realized gains and losses, interest and dividends are classified as investment income in "Other expense (income), net" in the accompanying condensed consolidated statements of operations. During the Second Quarter Fiscal 2005, the Company recorded a $1.1 million gain on the sale of a short-term investment denominated in Euros. The gain on the short-term investment is included in "Other expense (income), net" in the accompanying condensed consolidated statements of operations. Investment income of $0.4 million and $0.3 million related to the short-term investments is included in "Other expense (income), net" for the Second Quarter Fiscal 2006 and the Second Quarter Fiscal 2005, respectively. Investment income of $0.7 million and $0.5 million related to the short-term investments are included in "Other expense (income), net" for Fiscal 2006 YTD and Fiscal 2005 YTD, respectively. Investments held in deferred compensation rabbi trusts directed by participants are classified as trading, and changes in the fair value of such investments are recorded in earnings.

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

IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company continually evaluates whether events and circumstances have occurred that provide indications of impairment. The Company records an impairment loss when indications of impairment are present and when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The Company performs an impairment test by summarizing the undiscounted cash flows expected to result from the use and eventual sale of its long-lived assets. If the sum of the undiscounted cash flows exceeds the carrying values of these assets, then the Company concludes these carrying values are recoverable. As of December 31, 2005, the sum of the Company's undiscounted cash flows exceeded the carrying value of its long-lived assets. Assets reviewed include patents, prepaid amounts related to licensing and royalty agreements, and property, plant and equipment. No impairment charges were recorded during Fiscal 2006 YTD and Fiscal 2005 YTD.

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

STOCK-BASED COMPENSATION

Effective July 3, 2005, the Company began accounting for its employee and director stock option plans in accordance with the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R revised SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"). The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payments using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations based upon the grant-date fair value of those instruments. We have adopted the modified prospective method of transition as provided by SFAS No. 123R, and as a result, compensation expense related to share-based payments is recorded only for periods beginning July 3, 2005. Under the modified prospective method, stock-based compensation expense is generally recognized over the vesting period for new awards granted after July 2, 2005 and over the remaining vesting period for unvested awards outstanding at July 2, 2005.

INCOME TAXES

The Company periodically evaluates the realizability of its deferred income tax assets. In the Second Quarter Fiscal 2006 and the quarter ended July 2, 2005 ("Fourth Quarter Fiscal 2005"), based upon all the available evidence, the Company determined that it was not more likely than not that its deferred income tax assets will be fully realized. Accordingly, the Company has a valuation allowance recorded for the entire balance of its deferred income tax assets as of December 31, 2005 and July 2, 2005.

The Company estimates its interim effective tax rate before consideration of a deferred income tax valuation allowance based upon its projected consolidated annual effective income tax rate. This rate is largely a function of the annual projected amounts of pre-tax income or loss attributed to both domestic and foreign operations, the application of their respective statutory tax rates and the anticipated utilization of available net operating loss carryforwards to reduce taxable income. During each of the Second Quarter Fiscal 2006 and the Second Quarter Fiscal 2005, the Company recorded a provision for income taxes of $0.1 million. During Fiscal 2006 YTD and Fiscal 2005 YTD, the Company recorded a provision for income taxes of $0.2 million and $0.1 million, respectively. The Second Quarter Fiscal 2006 and Fiscal 2006 YTD income tax provisions relate to income tax liabilities incurred by certain of the Company's foreign subsidiaries. These foreign subsidiaries do not have net operating losses to offset such liabilities.

COMPREHENSIVE LOSS

Comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130"), includes net loss adjusted for certain revenues, expenses, gains and losses that are excluded from net loss under accounting principles generally accepted in the U.S. Unrealized gains and losses related to the Company's available-for-sale investments are excluded from net loss. During the Second Quarter Fiscal 2006 and Fiscal 2006 YTD, the Company's comprehensive loss was ($5.8) million and ($11.5) million, respectively, the same as the net loss for both periods, because the Company did not have any items of other comprehensive income or loss. During the Second Quarter Fiscal 2005 and Fiscal YTD 2005, the Company's comprehensive loss was ($13.0) million and ($22.3) million, respectively, the same as the net loss for both periods, because the Company did not have any items of other comprehensive income or loss.

LOSS PER SHARE

Basic and diluted loss per share are calculated in accordance with SFAS No. 128, Earnings per Share ("SFAS No. 128"). All applicable loss per share amounts have been presented in conformity with SFAS No. 128 requirements. During the Second Quarter Fiscal 2006 and the Second Quarter Fiscal 2005, the Company issued no shares and 26,666 shares of Common Stock, respectively, upon the exercise of stock options. During Fiscal 2006 YTD and Fiscal 2005 YTD, the Company issued no shares and 353,478 shares of Common Stock, respectively, upon the exercise of stock options. In the Second Quarter Fiscal 2006 and the Second Quarter Fiscal 2005, potentially dilutive securities were comprised of stock options to purchase 104,161 and 287,631 shares of Common Stock, respectively, that were not included in the calculation of diluted loss per share because their impact was antidilutive. In Fiscal 2006 YTD and Fiscal 2005 YTD, potentially dilutive securities were comprised of stock options to purchase 118,624 and 297,209 shares of Common Stock, respectively, that were not included in the calculation of diluted loss per share because their impact was antidilutive. In the Second Quarter Fiscal 2006, the Second Quarter Fiscal 2005, Fiscal 2006 YTD, and Fiscal 2005 YTD the weighted average effect of 509,054 shares for which delivery has been deferred under the Company's Deferred Delivery Plan, was included in the denominator of both basic and diluted loss per share calculations for each respective period. See Note 9 - Deferred Share Arrangement.


NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION:

(in thousands)

Non-cash Investing Activities:

Deferred Share Arrangement                                   Fiscal 2005 YTD
--------------------------                                 ---------------------
Common stock issued to participant and trust            $          373
Treasury stock received by Company                                (373)
Deferred share arrangement obligation to participant               211
Common stock received and held in trust                           (211)
                                                           ---------------------
                                                        $            -
                                                           =====================

The Company did not have any non-cash investing activities during Fiscal 2006 YTD. See Note 9-Deferred Share Arrangement for a description of the deferred share arrangement transactions in Fiscal 2005.

NOTE 5 - INVENTORIES:

Inventories consist of the following:
(table in thousands)

                                                                      DECEMBER 31,                 JULY 2,
                                                                          2005                       2005
                                                                  ---------------------      ---------------------
         Raw materials, components, and work-in-
         process                                                $            7,548         $            6,507

         Finished goods                                         $           14,175         $           29,875
                                                                  ---------------------      ---------------------

         Total inventories                                      $           21,723         $           36,382
                                                                  =====================      =====================

During the Second Quarter Fiscal 2006, the Company recorded inventory related pre-tax charges of approximately $0.1 million to reduce the carrying value of certain finished goods and return camera inventories below their cost basis, resulting from price declines, to their estimated net realizable value at December 31, 2005. For the Second Quarter Fiscal 2006, the inventory related pre-tax charges had the effect of decreasing inventories by $0.1 million and increasing cost of products sold by $0.1 million. For Fiscal 2006 YTD, the inventory pre-tax charges had the effect of decreasing inventories by $0.4 million and increasing cost of products sold by $0.4 million.

During the Second Quarter Fiscal 2005, the Company recorded inventory related pre-tax charges of approximately $6.7 million to reduce the carrying value of certain finished goods, components, work-in-process, raw material and return camera inventories below their costs basis, resulting from price declines, to their estimated net realizable value at January 1, 2005. For the Second Quarter Fiscal 2005, the inventory related pre-tax charges had the effect of decreasing inventories by $6.7 million and increasing cost of products sold by $6.7 million. For Fiscal 2005 YTD, the inventory related pre-tax charges had the effect of decreasing inventories by $8.8 million and increasing cost of products sold by $8.8 million.

NOTE 6 - DEFERRED COMPENSATION:

As previously disclosed in our Current Report on Form 8-K filed with the SEC on November 29, 2005, during the Second Quarter Fiscal 2006, pursuant to the Company's amendments to its supplemental executive retirement plans (each, a "SERP" and collectively, the "SERPs"), certain executives, including the Company's Chairman (collectively, the "SERP Participants"), were to receive distributions of their vested account balances from their respective SERPs during the remainder of calendar year 2005. In addition, the amended SERP between the Company and its Chairman permits the Chairman to receive a distribution of certain other vested account balances from his SERP on January 3, 2006. During the Second Quarter Fiscal 2006, the SERP Participants received distributions of their vested account balances totaling approximately $2.8 million. Since the SERPs were funded in prior years, distributions of the vested amounts made to the SERP Participants had no effect on the Company's liquidity. The "Deferred Compensation assets" and "Deferred Compensation liabilities" amounts included in the accompanying condensed consolidated balance sheet as of December 31, 2005 include the effect of the SERP distributions made during the Second Quarter Fiscal 2006. For information regarding the January 3, 2006 SERP distribution to the Company's Chairman, see Note 13 - Subsequent Events-Deferred Compensation Distribution.

NOTE 7 - SHORT-TERM BORROWINGS AND FINANCING FACILITIES:

As of December 31, 2005, pursuant to a proposal dated September 20, 2005 and accepted on October 14, 2005 (the "October 19 Agreement"), Concord Camera HK Limited ("CCHK"), the Company's Hong Kong subsidiary had various revolving demand credit facilities with The Hongkong and Shanghai Banking Corporation Limited ("HSBC") providing an aggregate of approximately $9.6 million in borrowing capacity. See the Company's Current Report on Form 8-K filed with the SEC as of October 24, 2005. The revolving credit facilities were comprised of:
(1) an approximate $7.7 million import facility including an approximate $2.6 million packing credit and export sub-limit facility and (2) an approximate $1.9 million foreign exchange facility (collectively, the " Financing Facilities"). The Financing Facilities are denominated in Hong Kong Dollars and bear interest at variable rates, as follows: 1.75% over the Hong Kong Interbank Offered Rate on import loans denominated in Hong Kong Dollars and 1.75% over the Singapore Interbank Offered Rate for transactions denominated in currency other than the Hong Kong Dollar. Since 1983, the Hong Kong Dollar has been pegged to the U.S. Dollar. Pursuant to an agreement dated June 10, 2004, CCHK granted a security interest in substantially all of its assets to HSBC. On or about February 24, 2005, the Company and HSBC agreed, among other things, to subordinate approximately $20.0 million in inter-company payables from CCHK to the Company to any amounts owing or which may in the future become owing to HSBC by CCHK. Pursuant to the October 19 Agreement, the Company and HSBC agreed, among other things, to provide HSBC with cash deposits pledged as security in the amount of $2.0 million. As of December 31, 2005, the Company guaranteed all of the amounts under the Financing Facilities.

The Financing Facilities were subject to certain covenants, and the Company was in compliance with such covenants as of December 31, 2005 and July 2, 2005. At December 31, 2005 and July 2, 2005, the Company had $3.8 million and $2.9, respectively, in short-term borrowings outstanding under the import facility. The weighted average borrowing rates on the short-term borrowings as of December 31, 2005 and July 2, 2005, were 5.81% and 4.15%, respectively.

On January 24, 2006, CCHK accepted a proposal from HSBC to revise the existing Financing Facilities which resulted in, among other things, a reduction in borrowing capacity and increased cash security requirements. See Note 13--Subsequent Events-Revision of Financing Facilities' Terms.

NOTE 8 - STOCK-BASED COMPENSATION EXPENSE:

At December 31, 2005, the Company had stock-based employee compensation plans which are described in Note 14 to Form 10-K/A. In accordance with SFAS No.123R, the Company recorded approximately $119,000 and $249,000 of share-based compensation during the Second Quarter Fiscal 2006 and Fiscal YTD 2006, respectively. The Company considers all of its stock-based compensation expense as a component of general and administrative expenses. In addition, no amount of stock-based compensation expense was capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The stock-based compensation recorded in the Second Quarter Fiscal 2006 was calculated using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company's common stock over the period of time commensurate with the expected life of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company estimated its future stock option exercise and employee termination information used in the valuation model. The expected term of options granted is based upon the observed and expected time to the date of post-vesting exercise and forfeitures of options by the Company's employees. The risk-free interest rate is derived from the average U.S. Treasury rate for the period, which approximates the rate in effect at the time of the stock option grant.

                                                           Quarter ended
                                                         December 31, 2005
                                                     -------------------------
Expected volatility                                            70.9%
Expected dividend yield                                           0%
Expected term (in years)                                          5
Risk-free interest rate                                         4.4%

A summary of stock option activity under our stock option plans as of December 31, 2005, and changes during the Second Quarter Fiscal 2006 and Fiscal YTD 2006 are presented below:

                                                                                     Weighted
                                                                Weighted             Average
                                                                 Average            Remaining
                                                                Exercise           Contractual            Aggregate
         Total Stock Options                  Shares              Price            Term (Years)        Intrinsic Value
---------------------------------------    -------------      --------------     -----------------     -----------------
 Outstanding at October 1, 2005               2,271,889           $4.37
 Granted                                          5,000           $1.08
 Exercised                                           --              --
 Canceled                                       (60,000)          $2.67
                                           -------------
 Outstanding at December 31, 2005             2,216,889           $4.41                3.6                $9,775,759
                                           =============
 Exercisable at December 31, 2005             1,982,595           $4.48                3.0                $8,887,005
                                           =============


                                                                                     Weighted
                                                                Weighted              Average
                                                                 Average             Remaining
                                                                Exercise            Contractual           Aggregate
         Total Stock Options                  Shares              Price            Term (Years)        Intrinsic Value
---------------------------------------    -------------      --------------      ----------------     -----------------
 Outstanding at July 2, 2005                  2,262,889           $4.40
 Granted                                         52,000           $1.24
 Exercised                                           --              --
 Canceled                                       (98,000)          $2.58
                                           -------------
 Outstanding at December 31, 2005             2,216,889           $4.41                 3.6               $9,775,759
                                           =============
 Exercisable at December 31, 2005             1,982,595           $4.48                 3.0               $8,887,005
                                           =============


The weighted average grant-date fair value of options granted during the Second Quarter Fiscal 2006 and the Second Quarter Fiscal 2005 was $0 and $1.45, respectively. No options were exercised during the Second Quarter Fiscal 2006 and Fiscal 2006 YTD. The total intrinsic value of options exercised during the Second Quarter Fiscal 2005 and Fiscal 2005 YTD was $3,000 and $508,000, respectively. The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock option.

A summary of the status of nonvested shares as of December 31, 2005, and changes during the Second Quarter Fiscal 2006 and Fiscal YTD 2006 are presented below:

                                                                                    Weighted Average
                                                                                       Grant Date
               Nonvested Stock Options                           Shares                Fair Value
------------------------------------------------------     --------------------    --------------------
Nonvested at October 1, 2005                                    318,632                   $2.54
Granted                                                           5,000                   $0.0
Vested                                                          (65,338)                  $3.56
Canceled                                                        (24,000)                  $0.80
                                                           --------------------
Nonvested at December 31, 2005                                  234,294                   $2.38
                                                           ====================

                                                                                    Weighted Average
                                                                                       Grant Date
               Nonvested Stock Options                           Shares                Fair Value
------------------------------------------------------     --------------------    --------------------
Nonvested at July 2, 2005                                      344,414                    $2.99
Granted                                                         52,000                    $0.72
Vested                                                        (100,120)                   $4.30
Canceled                                                       (62,000)                   $1.25
                                                           --------------------
Nonvested at December 31, 2005                                 234,294                    $2.38
                                                           ====================


As of December 31, 2005, there was approximately $425,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted-average vesting period of 2.1 years. The total fair value of stock options vested during the Second Quarter Fiscal 2006 and the Second Quarter Fiscal 2005 was approximately $233,000 and $228,000, respectively. The total fair value of stock options vested during Fiscal YTD 2006 and Fiscal YTD 2005 was approximately $431,000 and $728,000, respectively.

For the periods prior to July 2, 2005, the Company accounted for its employee and director stock option plans in accordance with the provisions of APB Opinion No. 25. As permitted by SFAS No. 123, the Company measured employee compensation cost of its stock option plans using the intrinsic value method of accounting.

Prior to the Company's adoption of SFAS No. 123R, SFAS No. 123 required that the Company provide pro forma information regarding net earning and net earnings per common share as if compensation cost for the Company's stock-based awards had been determined in accordance with the fair value method now prescribed. The Company had previously adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," requiring quarterly SFAS No. 123 pro forma disclosure. The pro forma change for compensation cost related to stock-based awards granted was recognized over the vesting period. For stock options, the vesting period represents the period of time between the date of grant and the date each option becomes exercisable.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation for periods prior to the adoption of SFAS No. 123R.

                                                                                                                  For the six
                                                                                         Quarter Ended           months ended
                                                                                        January 1, 2005         January 1, 2005
                                                                                       -------------------    ---------------------
Net loss as reported                                                                 $         (13,009)     $         (22,329)
   Add: variable stock-based compensation expense, net of related tax
   effects, included in the determination of net loss as reported                                   --                     --
   Deduct:  total employee  stock-based  compensation expense determined under fair
   value based method for all awards, net of tax effects                                          (171)                  (368)
                                                                                       -------------------    ---------------------
Pro forma net loss                                                                   $         (13,180)     $         (22,697)
                                                                                       ===================    =====================

Net loss per common share:
   Basic and diluted - as reported                                                   $           (0.44)     $           (0.76)
                                                                                       ===================    =====================
   Basic and diluted - pro forma                                                     $           (0.45)     $           (0.78)
                                                                                       ===================    =====================

As a result of adopting Statement No. 123R on July 2, 2005, the Company's loss before income taxes and net loss for the Second Quarter Fiscal 2006 and Fiscal YTD 2006 were approximately $119,000 and $249,000 lower, respectively, than if it had continued to account for stock-based compensation under APB Opinion No.
25. If the Company had not adopted SFAS No. 123R during the First Quarter Fiscal 2006, basic and diluted loss per common share for the Second Quarter Fiscal 2006 and Fiscal YTD 2006 would have remained the same as the basic and diluted loss per common share reported for the Second Quarter Fiscal 2006 and Fiscal YTD 2006.

NOTE 9 - DEFERRED SHARE ARRANGEMENT:

The Company's Deferred Delivery Plan allows designated executive officers to elect, subject to the approval of the Compensation and Stock Option Committee of the Company's Board of Directors, to defer the gains on certain stock option exercises by deferring delivery of the "profit" shares to be received upon exercise.

Pursuant to the Deferred Delivery Plan and an election previously made thereunder, on August 9, 2004, the Company's Chairman, Chief Executive Officer and President ("Chairman") tendered 136,269 fully paid and owned shares of Common Stock to the Company in payment of the exercise price of $373,375 (the "Payment Shares") of his option to purchase 314,312 shares of Common Stock ("2005 Delivery Plan Transaction"). Upon completion of the 2005 Delivery Plan Transaction, the 136,269 Payment Shares were classified as "Treasury stock" and recorded at a cost of $373,375. The Company issued 314,312 new shares of Common Stock and classified them as "Common Stock" at a cost of $373,375, of which 136,269 shares were issued to the Chairman in exchange for the Payment Shares. The remaining 178,043 shares, the delivery of which was deferred by the Chairman, were issued to a rabbi trust. The 178,043 shares held in the rabbi trust were recorded at a cost of $211,500 and classified as "Common stock held in trust." The corresponding liability to the Chairman was recorded at $211,500 and classified as "Deferred share arrangement" in the stockholders' equity section of the condensed consolidated balance sheets.

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

On August 26, 2002, the Company entered into two Polaroid licensing agreements. The two license agreements provide for the exclusive (with the exception of products already released by Polaroid into the distribution chain), worldwide use by the Company of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of single-use and traditional film based cameras, including zoom cameras and certain related accessories. The licenses do not include instant or digital cameras. Each license includes an initial term expiring on February 1, 2006 and may be renewed under the same economic terms at the Company's option for an additional three-year period. Each license agreement provides for the payment by the Company of $3.0 million of minimum royalties, or $6.0 million in total, which are fully credited against percentage royalties. Pursuant to the terms of the license agreements, as of August 2004, the Company paid a total of $6.0 million, which represented $3.0 million for each license agreement, as payment of the minimum royalties and has recorded these payments as prepaid assets. These assets are amortized based upon a percentage of net sales. On November 28, 2005, the Company exercised its right to renew the single-use camera license agreement with Polaroid for an additional three-year term expiring on February 1, 2009 in accordance with the same economic terms included in the original agreement. In January, 2006, the Company entered into a new traditional film camera license agreement with Polaroid on terms different from the original agreement. See Note 13-Subsequent Events--Polaroid Traditional Film Camera Agreement.

Effective January 1, 2001, the Company entered into a twenty-year license agreement with Fuji Photo Film Ltd ("Fuji"). Under the license agreement, Fuji granted to the Company a worldwide non-exclusive license (excluding Japan until January 1, 2005) to use certain of Fuji's patents and patent applications related to single-use cameras. The license extends until the later of the expiration of the last of the licensed Fuji patents or February 26, 2021. In consideration of the license, the Company agreed to pay a license fee and certain royalty payments to Fuji. Accordingly, a significant portion of the balance for patents, trademarks and licenses, net in "Other assets" in the accompanying condensed consolidated balance sheets at December 31, 2005 and July 2, 2005, was an asset associated with the Fuji license. The Company has also recorded as a liability a corresponding amount that was included in licensing related obligations in "Other liabilities" in the accompanying condensed consolidated balance sheets at December 31, 2005 and July 2, 2005 which was equal to the present value of future license fee payments. These assets are amortized based upon quantities of units produced.

Additionally, the Company has other license and royalty agreements that require the payment of royalties based on the manufacture, reproduction, and/or sale of certain products. Total amortization and royalty expense for all licensing and royalty agreements for the Second Quarter Fiscal 2006 and the Second Quarter Fiscal 2005, was $1.9 million and $1.6 million, respectively. Total amortization and royalty expense for all licensing and royalty agreements for Fiscal 2006 YTD and Fiscal 2005 YTD, was $4.4 million and $3.0 million, respectively.

INTELLECTUAL PROPERTY CLAIMS

From time to time, patent infringement claims are asserted against the Company. The Company analyzes the claims and, if appropriate, takes action to avoid infringement, settle the claim or negotiate a license. The status of those claims for which legal proceedings have been initiated against the Company is discussed in Note 11--Litigation and Settlements. The Company has also received notifications from three entities, one of which was a significant customer of the Company, alleging that certain of the Company's digital cameras infringe upon those entities' respective patents. The Company has engaged in discussions with these three entities regarding resolution of the claims.

Based on our initial assessment of two of the claims, infringement of one or more patents is probable if the patents are valid. Based upon the licensing discussions to date, we preliminarily estimate the potential royalties due to these two claimants for digital camera sales through December 31, 2005 to be between $0 and approximately $6.3 million in the aggregate. The actual royalty amounts, if any, for past and future sales are dependent upon the outcome of the negotiations. The Company has notified certain of its suppliers of the Company's right to be indemnified by the suppliers in the event the Company is required to pay royalties or damages to either claimant. The Company is unable to reasonably estimate the amount of the potential loss, if any, within the range of estimates relating to these claims. Accordingly, no amounts have been accrued related to these claims as of December 31, 2005. With respect to the third claim, it is too early to assess the probability of a favorable or unfavorable outcome or the loss or range of loss, if any, and therefore, no amounts have been accrued relating to this claim as of December 31, 2005. The Company is assessing potential claims of indemnification against certain of its suppliers with respect to this claim.

PURCHASE COMMITMENTS

At December 31, 2005, the Company had $8.3 million in purchase commitments relating to the procurement of raw materials, components, and finished goods inventory from various suppliers.

NOTE 11 - LITIGATION AND SETTLEMENTS:

In July 2002, a class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be shareholders of the Company. On August 20, 2002, the Company filed a motion to dismiss the complaint and in December 2002, the Company's motion was granted by the court and the complaint was dismissed. In January 2003, an amended class action complaint (the "Amended Complaint") was filed adding certain of the Company's current and former directors as defendants. The lead plaintiffs in the Amended Complaint sought to act as representatives of a class consisting of all persons who purchased the Company's Common Stock (i) issued pursuant to the Company's September 26, 2000 secondary offering (the "Secondary Offering") or (ii) during the period from September 26, 2000 through June 22, 2001, inclusive. On April 18, 2003, the Company filed a motion to dismiss the Amended Complaint and on August 27, 2004, the court dismissed all claims against the defendants related to the Secondary Offering. On September 8, 2005, the court granted the plaintiffs' motion for class certification and certified as plaintiffs all persons who purchased the Common Stock between January 18, 2001 and June 22, 2001, inclusive, and who were allegedly damaged thereby (the period January 18, 2001 through June 22, 2001 hereinafter referred to as the "Class Period"). The allegations remaining in the Amended Complaint are centered around claims that the Company failed to disclose, in periodic reports it filed with the SEC and in press releases it made to the public during the Class Period regarding its operations and financial results, that a large portion of its accounts receivable was represented by a delinquent and uncollectible balance due from then customer, KB Gear Interactive, Inc. ("KB Gear"), and that a material portion of its inventory consisted of customized components that had no alternative usage. The Amended Complaint claims that such failures artificially inflated the price of the Common Stock. The Amended Complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. Pursuant to a scheduling order of the court, trial in this matter is scheduled to commence on November 13, 2006. The Company intends to vigorously defend the lawsuit and will continue to engage in motion practice to dismiss or otherwise limit the claims set forth in the Amended Complaint. Although the Company believes this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained. On September 17, 2002, the Company was advised by the staff of the SEC that it is conducting an informal inquiry related to the matters described above and requested certain information and materials related thereto. On October 15, 2002, the staff of Nasdaq also requested certain information and materials related to the matters described above and to the previously reported embezzlement of Company funds by a former employee, uncovered in April 2002. The Company provided the requested information to the SEC and Nasdaq. The Company has not received any further communication from the SEC with respect to its informal inquiry or from Nasdaq with respect to its request since the Company last responded in February 2003.

In September 2004, a class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be shareholders of the Company. In August 2005, an amended consolidated complaint (the "Amended Complaint") was filed adding a former officer of the Company as a defendant. The lead plaintiff in the Amended Complaint seeks to act as a representative of a class consisting of all persons who purchased the Company's Common Stock during the period from August 14, 2003 through August 31, 2004, inclusive (the "Class Period"), who were allegedly damaged thereby. The allegations in the Amended Complaint are centered around claims that the Company failed to disclose, in periodic reports it filed with the SEC and in press releases it made to the public during the Class Period regarding its operations and financial results, (i) the full extent of the Company's excess, obsolete and otherwise impaired inventory; (ii) the departure of a former officer from the Company until several months after his departure; and (iii) that Kodak would cancel its DMS contracts with the Company due to the Company's alleged infringement of Kodak's patents. The Amended Complaint also alleges that the Company improperly recognized revenue contrary to accounting principles generally accepted in the United States due to an inability to reasonably estimate digital camera returns. The Amended Complaint claims that such failures artificially inflated the price of the Common Stock. The Amended Complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The Company intends to vigorously defend the lawsuit. Although the Company believes the lawsuit is without merit, the outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained. In a letter dated November 19, 2004, the Company was advised by the staff of the SEC that it is conducting an investigation related to the matters described above. The Company has provided the requested information to the SEC and has not received any further communication from the SEC with respect to its request since the Company last responded in May 2005.

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

The Company has sought coverage from its insurance carriers for the actions described above under the Company's directors and officers insurance policies and the insurance carriers are defending the actions under a reservation of rights.

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

In April 2004, a patent infringement complaint was filed by Compression Labs, Inc. against 28 defendants, including the Company, in the United States District Court for the Eastern District of Texas. The complaint asserts that the defendants have conducted activities which infringe U.S. Patent No. 4,698,672, entitled Coding System for Reducing Redundancy (the "672 Patent"). The complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. In February 2005, pursuant to an order of the Judicial Panel on Multi-District Litigation, this action was transferred to the United States District Court for the Northern District of California. It is too early to assess the probability of a favorable or unfavorable outcome or the loss or range of loss, if any, and therefore, no amounts have been accrued relating to this action. The Company has notified several third parties of its intent to seek indemnity from such parties for any costs or damages incurred by the Company as a result of this action. On January 31, 2006, the United States Patent and Trademark Office granted a request for reexamination of the 672 Patent.

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

In November 2005, a patent infringement complaint was filed by Flashpoint Technology, Inc. against the Company in the United States District Court for the District of Delaware. The Company has not yet been served with the complaint. The complaint asserts that the defendants have conducted activities which infringe U.S. Patent Nos. 6,177,956, 6,249,316, 6,847,388, 6,278,447 and
6,233,190. The complaint seeks injunctive relief, unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. It is too early to assess the probability of a favorable or unfavorable outcome or the loss or range of loss, if any, and therefore, no amounts have been accrued relating to this action. The Company is assessing potential claims of indemnification against certain of its suppliers with respect to this action.

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

(in thousands)

Accrual
                                                           Severance
                                                        -----------------
Charges                                              $           702
Payments                                                        (542)
                                                        -----------------
Balance as of January 1, 2005                        $           160
Charges                                                          515
Payments                                                        (565)
                                                        -----------------
Balance as of July 2, 2005                           $           110
Charges                                                           --
Payments                                                        (110)
                                                        -----------------
Balance as of December 31, 2005                      $            --
                                                        =================

(in thousands)
                                                     Quarter and Six Months Ended January 1, 2005
                                            --------------------------------------------------------------
Restructuring Charges                                               Inventory
                                               Severance           Impairment                Total
                                            -----------------   ------------------     -------------------
Cost of products sold                     $         701       $      3,601           $        4,302
General and administrative expense                    1                 --                        1
                                            -----------------   ------------------     -------------------
Total                                     $         702       $      3,601           $        4,303
                                            =================   ==================     ===================


During the Second Quarter Fiscal 2005, the Company recorded an additional $0.5 million in depreciation expense, which is included in cost of products sold, related to the reduction in useful lives of the molds and tooling formerly used in the manufacturing of digital cameras.

In connection with the Restructuring Initiatives, the Company also incurred other charges related to retention costs of employees that were not terminated. The services of these employees benefit parts of the business other than the manufacture of digital cameras. Accordingly, these retention costs are classified as other charges in Table II below. During the Second Quarter Fiscal 2006 and Fiscal 2006 YTD, we incurred approximately $0.1 and $0.2 million, respectively, in expenses related to employee retention.

COST-REDUCTION INITIATIVES

2006 COST-REDUCTION INITIATIVES

During Fiscal 2006, as a result of our continued evaluation of our cost structure and strategic review process, we began the initial implementation of additional cost reduction initiatives ("2006 Cost-Reduction Initiatives"), including, among other things, the separation of three executives and the elimination of certain employee positions. As a result, in the Second Quarter Fiscal 2006, we recorded a total charge of $1.1 million related to severance costs.

2005 COST-REDUCTION INITIATIVES

During Fiscal 2005, as a result of our continued evaluation of our cost structure and the strategic review process, we implemented cost-reduction initiatives ("2005 Cost-Reduction Initiatives") including, among other things, eliminating certain employee positions and consolidating certain operations in the United Kingdom, France and Germany into our operations in Jena, Germany. In addition, we entered into retention agreements with certain employees affected by our decision to consolidate these European operations.

Table II--Other Charges, below, reconciles the beginning and ending balances of the accrual (prepaid) amounts related to other charges and presents the statement of operations classification of the other charges.

(in thousands)

Accrual (prepaid)
-----------------                                          Severance              Retention                   Total
                                                        -----------------    ---------------------     ---------------------
Balance as of January 1, 2005                        $            --      $           (43)         $            (43)
Charges                                                          260                  379                       639
Payments                                                         (70)                (207)                     (277)
                                                        -----------------    ---------------------     ---------------------
Balance as July 2, 2005                              $           190      $           129          $            319
Charges                                                           --                  107                       107
Payments                                                         (26)                 (37)                      (63)
                                                        -----------------    ---------------------     ---------------------
Balance as October 1, 2005                           $           164      $           199          $            363
Charges                                                        1,138                   70                     1,208
Payments                                                         (16)                (133)                     (149)
                                                        -----------------    ---------------------     ---------------------
Balance as of December 31, 2005                      $         1,286      $           136          $          1,422
                                                        =================    =====================     =====================

(in thousands)
                                                                  December 31, 2005
                                                        ------------------ -- -----------------
Other Charges                                                Quarter             Six Months
-------------                                                 Ended                Ended
                                                        ------------------    -----------------
Cost of products sold                                $           45        $          96
Selling expense                                                   8                   14
General and administrative expense                            1,155                1,205
                                                        ------------------    -----------------
Total                                                $        1,208        $       1,315
                                                        ==================    =================

NOTE 13 - SUBSEQUENT EVENTS:

REVISION OF FINANCING FACILITIES' TERMS

On January 24, 2006, CCHK accepted a proposal from HSBC, dated January 4, 2006 (the "January 2006 Agreement"), to revise the existing Financing Facilities between CCHK and HSBC. For further information regarding the terms of the Financing Facilities that preceded the January 2006 Agreement, see Note 7 - Short Term Borrowings and Financing Facilities.

Under the January 2006 Agreement, the $1.9 million foreign exchange facility was eliminated and CCHK agreed to provide HSBC with cash deposits pledged as security in the amount of $6.2 million in addition to the existing cash deposit pledged as security in the amount of $2.0 million. The total cash deposits pledged as security in the amount of $8.2 million will secure the import facility of $7.7 million and a guarantee facility of Euros 380,000 (equal to approximately $500,000) and will be classified as restricted cash in the consolidated balance sheet. Upon receipt of CCHK's acceptance of the proposal and CCHK's providing the additional security of $6.2 million, HSBC agreed to cancel (i) the Company's corporate guarantees up to the aggregate amount of $13.7 million and the guarantee facility of Euros 380,000; (ii) HSBC's security interest in substantially all of CCHK's assets; (iii) the Letters of Undertaking from CCHK to HSBC dated 1998, 1999 and 2000, pursuant to which CCHK was subject to, among other things, certain covenants; and (iv) the Capitalization and Subordination Agreement and the Subordination Agreement each dated March 31, 2005, the provisions of which were described in the Current Report on Form 8-K filed with the SEC in October 2005.

POLAROID TRADITIONAL FILM CAMERA AGREEMENT

On January 30, 2006, the Company and Polaroid entered into a new license agreement providing for the exclusive, worldwide use by the Company of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of traditional film cameras. The license agreement is for a term of three years expiring on January 31, 2009 and provides for a minimum royalty payment by the Company, on or before October 31, 2006, of $50,000, which will be fully credited against all percentage royalties during the first year of the term. There are no minimum guaranteed royalty payments after the first year of the term.

DEFERRED COMPENSATION DISTRIBUTION

During January 2006, the Chairman received a SERP distribution of his vested account balance totaling approximately $7.1 million. See Note 6-Deferred Compensation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Annual Report on Form 10-K for Fiscal 2005, as amended by the Annual Report on Form 10-K/A filed with the SEC as of December 19, 2005 ("Form 10-K/A") for Fiscal 2005, including the consolidated financial statements, and the related notes thereto. Except for historical information contained herein, the matters discussed below are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including, but not limited to, economic, governmental, political, competitive and technological factors affecting the Company's operations, markets, products, prices and other factors discussed elsewhere in this report and other reports filed with the SEC. See "Risk Factors" below and in the Form-10K/A. These factors may cause results to differ materially from the statements made in this report or otherwise made by or on behalf of the Company.

                                    OVERVIEW

We design, develop, manufacture, outsource, market and sell popularly priced, easy-to-use image capture products. Our products include single-use, digital and 35mm traditional film cameras. We manufacture and assemble certain of our products in the Peoples Republic of China ("PRC") for sale to retail sales and distribution ("RSD") customers. We sell our private label and brand name products to our RSD customers worldwide (either directly or through third-party distributors). During Fiscal 2006 and Fiscal 2005, we experienced a substantial reduction in design and manufacturing services ("DMS") sales of single-use cameras primarily as a result of the decision of Eastman Kodak Company ("Kodak") to cease purchases under its two DMS contracts with us. Although we continue to seek and evaluate DMS business opportunities, we had no sales to DMS customers during the Second Quarter Fiscal 2006 and expect DMS sales to be nominal during the remainder of Fiscal 2006. We ceased manufacturing digital cameras at the end of the fourth quarter of Fiscal 2005, and have significantly increased our reliance on the outsourced manufacture of digital cameras during Fiscal 2006:

QUARTER-OVER-QUARTER RESULTS OF OPERATIONS

Our operating loss in the Second Quarter Fiscal 2006 was $(5.5) million as compared to an operating loss of $(14.0) million for the same period Fiscal 2005.

Factors contributing to the quarter-over-quarter reduction of our operating loss were:

     1. Lower digital camera and component inventory charges; and
     2. Lower product design and manufacturing labor and overhead costs.

Lower Digital Camera and Component Inventory Charges

We continue to experience significant competition and price declines in the digital camera market. The inventory charges recorded for the Second Quarter Fiscal 2006, however, were $0.1 million as compared to $6.7 million recorded in the Second Quarter Fiscal 2005. The reduction in inventory charges was primarily due to a significant reduction in our digital raw material components, work-in-process and finished goods inventory levels resulting from our increased reliance on the outsourced manufacture of digital cameras and improved inventory management processes. This reduction in inventory charges contributed a $6.6 million increase in year-over-year gross profit.

Lower Product Design and Manufacturing Labor and Overhead Costs

As a result of the Restructuring Initiatives implemented in Fiscal 2005 designed to eliminate our reliance on internally designed and manufactured digital cameras and increase the design, co-development and purchase of digital cameras from outsourced manufacturers, we significantly curtailed our product design costs and lowered our manufacturing labor and overhead costs. As compared to the Second Quarter Fiscal 2005, these manufacturing-related cost reductions, together with increased efficiencies and production volumes, resulted in a decrease in product design costs and reduced under-absorption of manufacturing labor and overhead in the amounts of $2.1 million and $1.0 million, respectively.

SECOND QUARTER FISCAL 2006 RESULTS OF OPERATIONS

We significantly reduced our operating loss 2005 by $8.5 million, or 60.7%, in the Second Quarter Fiscal 2006 as compared to Second Quarter Fiscal 2005 but still recorded an operating loss of $(5.5) million during the quarter.

Factors contributing to the Second Quarter Fiscal 2006 operating loss were:

     1. Lower than expected digital camera gross margins;
     2. Under-absorption of manufacturing labor and overhead costs; and
     3. Increased severance costs.

Lower than Expected Digital Camera Gross Profits

Although we have implemented an outsource model for the procurement of digital cameras and significantly reduced sales of digital cameras in the Americas, we continue to experience significant competitive and pricing pressures that have resulted in nominal digital camera gross margins in other regions. Gross profits on the sales of digital cameras remains significantly less than expected, especially in Europe. In addition, we did not realize a gross profit on the sales of certain digital cameras whose carrying values were lowered in Fiscal 2005 and Fiscal 2006 YTD. Since we lowered the carrying value of certain digital inventory in prior periods, sales of such digital inventory in future periods will result, on average, in approximately zero margin.

Under-Absorption of Manufacturing Labor and Overhead Costs

In the Second Quarter Fiscal 2006 and Fiscal 2006 YTD, although we made significant year-over-year improvements in reducing under-absorption of manufacturing labor and overhead costs in the amounts of $1.0 million and $3.1 million, respectively, single-use camera production remains at a level insufficient to cover our manufacturing labor and overhead costs. Management continues to assess alternatives to increase single-use camera production volume and to reduce the manufacturing labor and overhead costs.

Increased Severance Costs

Our initial 2006 Cost-Reduction Initiatives, including, among other things, the separation of three executives and the elimination of certain other employee positions, had the effect of increasing general and administrative expenses by $1.1 million in the Second Quarter Fiscal 2006 as compared to the Second Quarter Fiscal 2005.

Although we have made significant improvements to increase gross margin and lower our cost structure, we still have not achieved our gross margin, cost structure and operating income goals. We continue to face challenges in achieving our gross margin targets in the digital camera market while operating under a new business model under which we outsource the manufacture of digital cameras. In the Americas, our increased focus on the sale of single-use and 35mm traditional film cameras and a de-emphasis on the sale of digital cameras has resulted in increases in our gross margins, whereas the emphasis on the sale of digital cameras in Europe has resulted in nominal gross margins. In light of these trends, we continue to review our strategies, including the implementation of additional cost reductions and potential new business initiatives, and continue to assess our digital camera strategy and cost structure, including the viability of our continued participation in the digital camera market. There can be no assurances that implementing any such initiatives will successfully reverse our losses, increase our revenues, decrease our costs or improve our results of operations.

ACCELERATED FILER STATUS

On December 21, 2005, the SEC published final rules that, among other things, revised the definition of "accelerated filer" to make it simpler for accelerated filers whose public float falls below the $50 million threshold to exit accelerated filer status. Under the new rules, an accelerated filer that has voting and non-voting equity held by non-affiliates of less then $50 million is permitted to exit accelerated filer status at the end of the year in which its equity falls below $50 million at the end of its second fiscal quarter end and to file its annual report for that year and subsequent periodic reports on a non-accelerated basis. Accelerated filer status affects an issuer's deadlines for filing its periodic reports with the SEC and complying with the requirements of Section 404 ("Section 404") of the Sarbanes-Oxley Act of 2002. A non-accelerated filer must begin to comply with the internal control over financial reporting requirements including the attestation report of a registered public accounting firm for its first fiscal year on or after July 15, 2007.

Since the Company's closing Common Stock price on December 30, 2005 was $1.19 and, of the approximately 28.7 million shares outstanding, at least 25% were held by affiliates of the Company, the Company's public float approximated $21.5 million as of such date. As a result, the Company will exit accelerated filer status as of the end of Fiscal 2006 and the Company will be treated as a non-accelerated filer with respect to the filing deadline for its 2006 Annual Report on Form 10-K ("Form 10-K") and for the three quarterly reports that it will file with the SEC during the 2007 fiscal year. As a non-accelerated filer, the Company will be required to file its Form 10-K within 90 days (increased from the current 75 days) after the fiscal year end and its quarterly reports within 45 days (increased from the current 40 days) after the fiscal quarter end.

For the Company, these rules constitute a reprieve from Section 404 compliance and the accompanying internal and external compliance costs, including, without limitation, the costs incurred in connection with an annual internal control audit and attestation by the Company's independent registered public accounting firm. However, since the Company will not exit accelerated filer status until the end of Fiscal 2006, the Company must report any changes in its internal control over financial reporting in its Quarterly Reports on Form 10-Q for the Second Quarter Fiscal 2006 and for the third quarter of Fiscal 2006 ending on April 1, 2006.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Since July 2, 2005, there have been no significant changes to the assumptions and estimates related to those critical accounting policies. See critical accounting policies as disclosed in our Form 10-K/A.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For a discussion of recently issued accounting pronouncements, see our Form 10-K/A.

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 2005 COMPARED TO THE QUARTER ENDED JANUARY 1, 2005

NET SALES

Net sales for the Second Quarter Fiscal 2006 were $41.1 million, a decrease of $13.2 million, or 24.3%, as compared to net sales for the Second Quarter Fiscal 2005. The decrease in net sales was due to an overall decrease in DMS single-use camera sales and RSD digital camera sales, partially offset by an increase in RSD single-use camera sales.

RSD net sales were $41.1 million for the Second Quarter Fiscal 2006, a decrease of $8.4 million, or 17.0%, as compared to the Second Quarter Fiscal 2005, and accounted for 100% of total net sales.

RSD net sales from our operations in the Americas for the Second Quarter Fiscal 2006 were $24.2 million, an increase of $4.3 million, or 21.6%, as compared to the Second Quarter Fiscal 2005. The increase in RSD net sales was due primarily to increased single-use camera sales to Walgreens and Wal-Mart, partially offset by a decrease in digital camera sales to Wal-Mart and other customers. See Note 2 - Significant Customers in the Notes to the Condensed Consolidated Financial Statements.

RSD net sales from our operations in Europe for the Second Quarter Fiscal 2006 were $16.8 million, a decrease of $9.3 million, or 35.6%, as compared to the Second Quarter Fiscal 2005. The decrease was due primarily to an overall reduction in digital camera sales, partially offset by an increase in digital camera sales to Plus. See Note 2 - Significant Customers in the Notes to the Condensed Consolidated Financial Statements.

RSD net sales from our operations in Asia for the Second Quarter Fiscal 2006 were $0.1 million, a decrease of $8.2 million, or 98.8%, as compared to the Second Quarter Fiscal 2005. The decrease was attributable primarily to a reduction in digital camera sales by our subsidiary in Japan.

DMS net sales were $0 for the Second Quarter Fiscal 2006, a decrease of $4.9 million, or 100%, as compared to the Second Quarter Fiscal 2005. The decrease in DMS net sales was primarily attributable to the cessation of sales to Kodak, for whom we had manufactured products under two DMS agreements. One of the Kodak contracts expired in the third quarter of Fiscal 2005. Sales to Kodak in the Second Quarter Fiscal 2006 accounted for 0% of total net sales as compared to 8.8% of total net sales in the Second Quarter Fiscal 2005. See Note 2 - Significant Customers in the Notes to the Condensed Consolidated Financial Statements.

GROSS PROFIT (DEFICIT)

Gross profit for the Second Quarter Fiscal 2006 was $4.0 million, or 9.7% of net sales, versus gross (deficit) of $(3.5) million, or (6.4%) of net sales, in the Second Quarter Fiscal 2005. During the Second Quarter Fiscal 2006 as compared to Second Quarter Fiscal 2005, gross profit, in dollars and as a percentage of net sales, was positively affected by the following factors: (i) a reduction of $6.6 million in charges to reduce the carrying value of certain finished goods and return camera inventory below their cost basis to their estimated net realizable market value resulting from price declines, and (ii) lower product design costs and reduced under-absorption of manufacturing labor and overhead of $2.1 million and $1.0 million, respectively, and negatively affected by (iii) lower gross profits on the sales of digital cameras. We did not realize gross profit on the sales of certain digital cameras whose carrying values were lowered in Fiscal 2005 and Fiscal 2006 YTD. Since we lowered the carrying value of certain digital inventory in prior periods, sales of such digital inventory in future periods will result, on average, in approximately zero margin.

Product engineering, design and development costs for the Second Quarter Fiscal 2006 and the Second Quarter Fiscal 2005, in dollars and as a percentage of net sales, were $1.0 million, or 2.4%, and $3.1 million, or 5.7%, respectively.

OPERATING EXPENSES

Selling expenses for the Second Quarter Fiscal 2006 were $4.0 million, or 9.7% of net sales, compared to $4.9 million, or 9.0% of net sales, for the Second Quarter Fiscal 2005. The decrease was primarily due to a reduction of sales and marketing personnel.

General and administrative ("G&A") expenses for the Second Quarter Fiscal 2006 were $5.5 million, or 13.4% of net sales, compared to $5.5 million, or 10.1% of net sales, for the Second Quarter Fiscal 2005. The increase in G&A expenses was primarily due to severance costs in the amount of $1.1 million associated with the separation of three executives and certain other employees.

STOCK-BASED COMPENSATION

During the Second Quarter Fiscal 2006, the Company recorded approximately $119,000 in compensation costs related to stock options outstanding under its stock option plans. The Company considers all of our stock-based compensation expense or income as a component of general and administrative costs. In addition, no amount of share-based compensation cost was capitalized as part of capital expenditures or inventory for the periods presented For further discussion, see Note 8 - Stock-Based Compensation in the Notes to Condensed Consolidated Financial Statements.

INTEREST EXPENSE

Interest expense was $0.1 million and $0.3 million for the Second Quarter Fiscal 2006 and the Second Quarter Fiscal 2005, respectively, due to decreased borrowings.

OTHER EXPENSE (INCOME), NET

Other expense (income), net was $44,000 and ($1.4) million for the Second Quarter Fiscal 2006 and the Second Quarter Fiscal 2005, respectively. The decrease is primarily attributable to foreign exchange losses incurred in the Second Quarter Fiscal 2006 as compared to foreign exchange losses recorded in Second Quarter Fiscal 2005. See Note 3 - Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements.

INCOME TAXES

In the Second Quarter Fiscal 2006 and the Fourth Quarter of Fiscal 2005, based upon all of the available evidence, management determined that it was not more likely than not that its deferred income tax assets will be fully realized. Accordingly, the Company recorded a valuation allowance for the entire balance of its deferred income tax assets as of December 31, 2005 and July 2, 2005. During each of the Second Quarter Fiscal 2006 and the Second Quarter Fiscal 2005, the Company recorded a provision for income taxes of $0.1 million. The Second Quarter Fiscal 2006 and the Second Quarter Fiscal 2005 income tax provisions relate to income tax liabilities incurred by certain of the Company's foreign subsidiaries. These foreign subsidiaries do not have net operating losses to offset such liabilities. For further discussion, see Note 3 - Summary of Significant Accounting Policies-Income Taxes in the Notes to Condensed Consolidated Financial Statements.

NET LOSS

We incurred a net loss of $(5.8) million, or $(0.20) per basic and diluted common share, for the Second Quarter Fiscal 2006 as compared to a net loss of $(13.0) million, or $(0.44) per basic and diluted common share, for the Second Quarter Fiscal 2005.

RESULTS OF OPERATIONS

FISCAL 2006 YTD COMPARED TO FISCAL 2005 YTD

NET SALES

Net sales for Fiscal 2006 YTD were $85.7 million, a decrease of $11.6 million, or 11.9%, as compared to net sales for Fiscal 2005 YTD. The decrease in net sales was due to a significant decrease in DMS single-use camera sales and in RSD digital and 35mm traditional film camera sales, partially offset by an overall increase in RSD single-use camera sales.

RSD net sales were $85.7 million for Fiscal 2006 YTD, an increase of $1.5 million, or 1.8%, as compared to Fiscal 2005 YTD, and accounted for 100% of total net sales.

RSD net sales from our operations in the Americas for Fiscal 2006 YTD were $48.5 million, an increase of $12.0 million, or 32.9%, as compared to Fiscal 2005 YTD. The increase in RSD net sales was due primarily to increased single-use camera sales to Walgreens and Wal-Mart. See Note 2 - Significant Customers in the Notes to the Condensed Consolidated Financial Statements.

RSD net sales from our operations in Europe for Fiscal 2006 YTD were $36.8 million, a decrease of $6.8 million, or 15.6%, as compared to Fiscal 2005 YTD. The decrease was mostly due to an overall reduction in digital camera sales partially offset by an increase in digital camera sales to Plus. See Note 2 - Significant Customers in the Notes to the Condensed Consolidated Financial Statements.

RSD net sales from our operations in Asia for Fiscal 2006 YTD were $0.4 million, a decrease of $3.7 million, or 90.2%, as compared to Fiscal 2005 YTD. The decrease was attributable primarily to a reduction in digital camera sales by our subsidiary in Japan.

DMS net sales were $0 million for Fiscal 2006 YTD, a decrease of $13.1 million, or 100%, as compared to Fiscal 2005 YTD. The decrease in DMS net sales was attributable to the cessation of sales to Kodak, for whom the Company previously manufactured products under two DMS agreements. Sales to Kodak in Fiscal 2006 YTD accounted for 0.0% of total net sales, while in Fiscal 2005 YTD, sales to Kodak accounted for 12.8% of total net sales. See Note 2 - Significant Customers in the Notes to the Condensed Consolidated Financial Statements.

GROSS PROFIT (DEFICIT)

Gross profit for Fiscal 2006 YTD was $8.2 million, or 9.6% of net sales, versus gross (deficit) of $(3.1) million, or 3.2% of net sales, in Fiscal 2005 YTD. During Fiscal 2006 YTD, gross profit, in dollars and as a percentage of net sales, was positively affected by the following factors: (i) a reduction of $8.4 million in charges to reduce the carrying value of certain finished goods and return camera inventory below their cost basis to their estimated net realizable market value resulting from price declines, and (ii) lower product design costs and reduced under-absorption of manufacturing labor and overhead of $3.5 million and $3.1 million, respectively, and negatively affected by (iii) lower gross profits on the sales of digital cameras. We did not realize gross profit on the sales of certain digital cameras whose carrying values were lowered in Fiscal 2005 and Fiscal 2006 YTD. Since we lowered the carrying value of certain digital inventory in prior periods, sales of such digital inventory in future periods will result, on average, in approximately zero margin.

Product engineering, design and development costs for Fiscal 2006 YTD and Fiscal 2005 YTD, in dollars and as a percentage of net sales, were $2.1 million, or 2.5%, and $5.7 million, or 5.8%, respectively.

OPERATING EXPENSES

Selling expenses for Fiscal 2006 YTD were $7.6 million, or 8.9% of net sales, compared to $9.1 million, or 9.4% of net sales, for Fiscal 2005 YTD. The decrease of $1.5 million was primarily due to the reduction of sales and marketing personnel.

G&A expenses for Fiscal 2006 YTD were $11.8 million, or 13.8% of net sales, compared to $11.7 million, or 12.0% of net sales, for Fiscal 2005 YTD. The increase in G&A expenses was primarily due to an increase in professional fees of $1.5 million associated with implementing measures to comply with the provisions of the Sarbanes-Oxley Act of 2002 ("SOX") and $1.1 million in severance costs incurred with the separation of three executives and certain other employees, partially offset by decreases in professional fees associated with implementing our Enterprise Resource Planning System. As a result of new rules that the SEC adopted in December 2005, we expect costs associated with SOX compliance measures will decrease during the third and fourth quarters of Fiscal 2006 as compared to the same periods in Fiscal 2005. For more information regarding the new SEC rules and their effect on the Company, see "Accelerated Filer Status" above.

INTEREST EXPENSE

Interest expense was $0.2 million and $0.5 million for Fiscal 2006 YTD and Fiscal 2005 YTD, respectively, due to decreased borrowings.

OTHER EXPENSE (INCOME), NET

Other expense (income), net was $(62,000) and $(1.9) million for Fiscal 2006 YTD and Fiscal 2005 YTD, respectively. The decrease is primarily attributable to foreign exchange losses incurred during Fiscal 2006 YTD as compared to foreign exchange gains recorded in Fiscal 2005 YTD. See Note 3 - Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements.

INCOME TAXES

The Company recorded a provision for income taxes of $0.2 million and $0.1 million in Fiscal 2006 YTD and Fiscal 2005 YTD, respectively. The Fiscal 2006 YTD income tax provision relates to income tax liabilities incurred by certain of the Company's foreign subsidiaries. These foreign subsidiaries do not have net operating losses to offset such liabilities. For further discussion, see
Note 3 - Summary of Significant Accounting Policies - Income Taxes in the Notes to Condensed Consolidated Financial Statements.

NET LOSS

We incurred a net loss of $(11.5) million, or $(0.40) per diluted common share, for Fiscal 2006 YTD as compared to a net loss of $(22.3) million, or $(0.76) per diluted common share, for Fiscal 2005 YTD.

RESTRUCTURING AND COST-REDUCTION INITIATIVES

Restructuring Initiatives

During Fiscal 2005, the Company announced Restructuring Initiatives designed to eliminate its reliance on internally designed and manufactured digital cameras and increase the design, co-development and purchase of digital cameras from outsourced manufacturers to provide competitive products to the retail market. The Restructuring Initiatives were a result of the Company's previously announced strategic review process to determine how it may better compete in the digital camera market. The Company's reliance on internally designed and manufactured digital cameras ended at the end of Fourth Quarter Fiscal 2005. In connection with the Restructuring Initiatives, the Company also incurred other charges related to retention costs of employees that were not terminated. The services of these employees benefit parts of the business other than the manufacture of digital cameras. Accordingly, these retention costs were classified as other charges. During the Second Quarter Fiscal 2006 and Fiscal 2006 YTD, we incurred approximately $0.1 and $0.2 million, respectively, in expenses related to employee retention.

2006 Cost-Reduction Initiatives

During Fiscal 2006, as a result of our continued evaluation of our cost structure and strategic review process, we began the initial implementation of additional cost reduction initiatives ("2006 Cost-Reduction Initiatives"), including, among other things, the separation of three executives and the elimination of certain employee positions. As a result, in the Second Quarter Fiscal 2006, the Company recorded a total charge of $1.1 million related to severance costs.

2005 Cost-Reduction Initiatives

During Fiscal 2005, as a result of our continued evaluation of our cost structure and the strategic review process, we implemented cost-reduction initiatives ("2005 Cost-Reduction Initiatives") including, among other things, eliminating certain employee positions and consolidating certain operations in the United Kingdom, France and Germany into our operations in Jena, Germany. In addition, we entered into retention agreements with certain employees affected by our decision to consolidate certain European operations.

For further discussion of our Restructuring and Cost-Reduction Initiatives, see
Note 12 - Restructuring and Other Charges in the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

We are not aware of factors that are reasonably likely to adversely affect liquidity trends, other than those factors summarized under the caption "Risk Factors" in this report and in our Form 10-K/A. We are not engaged in hedging activities and had no forward exchange contracts outstanding at December 31, 2005. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with accounting principles generally accepted in the United States and are more fully discussed below.

We believe that our cash and cash equivalents, short-term investments, anticipated cash flow from working capital and amounts available under our financing facilities provide sufficient liquidity and capital resources for our anticipated working capital and capital expenditure requirements for at least the next twelve months.

Working Capital - At December 31, 2005, we had working capital of $51.6 million compared to $61.8 million at July 2, 2005, a decrease of $10.2 million.

Cash Provided by (Used In) Operating Activities - Cash provided by operating activities during Fiscal 2006 YTD was $0.1 million, which compared favorably to cash (used in) operating activities of $(4.9) million during Fiscal 2005 YTD. The changes in cash provided by (used in) operating activities for the respective fiscal periods were primarily attributable to the reduction in accounts receivable and inventory, partially offset by the reduction of accounts payable.

Cash Provided by (Used in) Investing Activities - Proceeds from the sale of short-term investments and capital expenditures were $34.3 million and $(11.7) million, for Fiscal 2006 YTD and Fiscal 2005 YTD, respectively. The increase related primarily to the proceeds received from the sale of short-term investments in Fiscal 2005.

Cash Provided by Financing Activities - Cash provided by financing activities during Fiscal 2006 YTD and Fiscal 2005 YTD was approximately $0.9 million and $9.0 million, respectively. The decrease relates to the reduced net short term borrowings made under our Hong Kong Financing Facilities.

Operating Leases - We enter into operating leases in the ordinary course of business (e.g., warehouse facilities, office space and equipment). The effects of outstanding leases are not material to us in terms of either annual cash flow or in total future minimum payments.

Purchase Commitments - In the ordinary course of our business, we enter into purchase commitments for components, raw materials, supplies, services, finished camera products, and property, plant and equipment. At December 31, 2005, the Company had $8.3 million in non-cancelable purchase commitments relating to the purchase of raw materials, components and finished goods inventory from various suppliers. In the aggregate, such commitments are not at prices in excess of current market values (except for those instances in which the cost basis has been lowered to net realizable value) and typically do not exceed one year.

Other Contractual Obligations - We do not have any material financial guarantees or other contractual commitments that are reasonably likely to have an adverse effect on liquidity. See Hong Kong Financing Facilities below for additional information about the corporate guarantees we provided in connection with our financing facilities. See also Note 10-Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

License Agreements - See Note 10-Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

Intellectual Property Claims - See Note 10-Commitments and Contingencies and
Note 11 - Litigation and Settlements in the Notes to Condensed Consolidated Financial Statements.

Hong Kong Financing Facilities

As of December 31, 2005, pursuant to a proposal dated September 20, 2005 and accepted on October 14, 2005 (the "October 19 Agreement"), Concord Camera HK Limited, ("CCHK"), the Company's Hong Kong subsidiary had various revolving demand credit facilities with The Hongkong and Shanghai Banking Corporation Limited ("HSBC") providing an aggregate of approximately $9.6 million in borrowing capacity. See the Company's Current Report on Form 8-K filed with the SEC as of October 24, 2005. The revolving credit facilities were comprised of:
(1) an approximate $7.7 million import facility including an approximate $2.6 million packing credit and export sub-limit facility and (2) an approximate $1.9 million foreign exchange facility (collectively, the "Financing Facilities"). The Financing Facilities are denominated in Hong Kong Dollars and bear interest at variable rates, as follows: 1.75% over the Hong Kong Interbank Offered Rate on import loans denominated in Hong Kong Dollars and 1.75% over the Singapore Interbank Offered Rate for transactions denominated in currency other than the Hong Kong Dollar. Since 1983, the Hong Kong Dollar has been pegged to the U.S. Dollar. Pursuant to an agreement dated June 10, 2004, CCHK granted a security interest in substantially all of its assets to HSBC. On or about February 24, 2005, the Company and HSBC agreed, among other things, to subordinate approximately $20 million in inter-company payables from CCHK to the Company to any amounts owing or which may in the future become owing to HSBC by CCHK. Pursuant to the October 19 Agreement, the Company and HSBC agreed, among other things, to provide HSBC with cash deposits pledged as security in the amount of $2.0 million. As of December 31, 2005, the Company guaranteed all of the amounts under the Financing Facilities.

The Financing Facilities were subject to certain covenants, and the Company was in compliance with such covenants as of December 31, 2005 and July 2, 2005. At December 31, 2005 and July 2, 2005, the Company had $3.8 million and $2.9, respectively, in short-term borrowings outstanding under the import facility. The weighted average borrowing rates on the short-term borrowings as of December 31, 2005 and July 2, 2005, were 5.81% and 4.15%, respectively.

On January 24, 2006, CCHK accepted a proposal from HSBC to revise the existing Financing Facilities which resulted in, among other things, a reduction in borrowing capacity and increased cash security requirements. See Note 13-Subsequent Events-Revision of Financing Facilities' Terms in the Notes to Condensed Consolidated Financial Statements.

Revision of Financing Facilities' Terms

On January 24, 2006, CCHK accepted a proposal from HSBC, dated January 4, 2006 (the "January 2006 Agreement"), to revise the existing Financing Facilities between CCHK and HSBC. For further information regarding the terms of the Financing Facilities that preceded the January 2006 Agreement, see Note 7 - Short Term Borrowings and Financing Facilities.

Under the January 2006 Agreement, the $1.9 million foreign exchange facility was eliminated and CCHK agreed to provide HSBC with cash deposits pledged as security in the amount of $6.2 million in addition to the existing cash deposit pledged as security in the amount of $2.0 million. The total cash deposits pledged as security in the amount of $8.2 million will secure the import facility of $7.7 million and a guarantee facility of Euros 380,000 (equal to approximately $500,000) and will be classified as restricted cash in the consolidated balance sheet. Upon receipt of CCHK's acceptance of the proposal and CCHK's providing the additional security of $6.2 million, HSBC agreed to cancel (i) the Company's corporate guarantees up to the aggregate amount of $13.7 million and the guarantee facility of Euros 380,000; (ii) HSBC's security interest in substantially all of CCHK's assets; (iii) the Letters of Undertaking from CCHK to HSBC dated 1998, 1999 and 2000, pursuant to which CCHK was subject to, among other things, certain covenants; and (iv) the Capitalization and Subordination Agreement and the Subordination Agreement each dated March 31, 2005, the provisions of which, were described in the Current Report on Form 8-K filed with the SEC in October 2005. See Note 13 - Subsequent Events-Revision of Financing Facilities Terms in the Notes to Condensed Consolidated Financial Statements.

Deferred Compensation

During the Second Quarter Fiscal 2006, pursuant to the Company's amendments to its supplemental executive retirement plans (each, a "SERP" and collectively, the "SERPs") as previously disclosed in our Current Report on Form 8-K dated November 28, 2005, certain executives, including the Company's Chairman, were to receive distributions of their vested account balances from their respective SERPs during the remainder of calendar year 2005. In addition, the SERP between the Company and its Chairman permits the Chairman to receive a distribution of certain other vested account balances from his respective SERPs in January 2006. During the Second Quarter Fiscal 2006, these certain executives received SERP distributions of their vested account balances totaling approximately $2.8 million. Since the SERPs were funded in prior years, distributions of the vested amounts made to these certain executives did not have any effect on our liquidity. The "Deferred Compensation assets" and "Deferred Compensation liabilities" amounts included in the condensed consolidated balance sheet as of December 31, 2005 include the effect of the SERP distributions made during the Second Quarter Fiscal 2006. During January 2006, the Chairman received a SERP distribution totaling approximately $7.1 million. See Note 6 - Deferred Compensation and Note 13 - Subsequent Events - Deferred Compensation Distribution in the Notes to Condensed Consolidated Financial Statements.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as: "estimates," "projects," "anticipates," "expects," "intends," "believes," "plans," "forecasts" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors. For a discussion of some of the factors that could cause actual results to differ, see the discussion under "Risk Factors" below and in our Form 10-K/A and subsequently filed reports. We wish to caution the reader that these forward-looking statements, including, without limitation, statements regarding expected cost reductions, anticipated or expected results of the implementation of our Restructuring Initiatives, 2005 and 2006 Cost-Reduction Initiatives, additional cost-reduction initiatives and possible new business initiatives, anticipated financial benefits of eliminating our reliance on internally designed and manufactured digital cameras and increasing the design, co-development and purchase of digital cameras from contract manufacturers, the viability of marketing and selling digital cameras and competing in the digital camera market, the cost structure requirements needed to maintain a presence in the digital camera market and to market and sell digital cameras, the development of our business, anticipated revenues or capital expenditures, our ability to improve gross profit margin on the sale of our products, projected profits or losses and other statements contained in this report regarding matters that are not historical facts, are only estimates or predictions. No assurance can be given that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. In particular, our expected results could be adversely affected by, among other things, production difficulties or economic conditions negatively affecting the market for our products, by our inability to develop and maintain relationships with contract manufacturers or by our inability to negotiate favorable terms with our licensors or with the PRC in connection with the processing agreement that expires in October 2006. Obtaining the results expected from the introduction of any new products or product lines may require timely completion of development, successful ramp-up of full-scale production on a timely basis and customer and consumer acceptance of those products. In addition, future DMS relationships or agreements may require an ability to meet high quality and performance standards, to successfully implement production at greatly increased volumes and to sustain production at greatly increased volumes, as to all of which there can be no assurance. There also can be no assurance that products and new business initiatives under consideration or development will be successfully developed or that once developed such products and initiatives will be commercially successful. Any forward-looking statements contained in this report represent our estimates only as of the date of this report, or as of such earlier dates as are indicated herein, and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the disclosures set forth in Item 7A of our Form 10-K/A during this reporting period.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our management has reviewed and evaluated our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were ineffective in providing reasonable assurance of achieving their objectives because of the material weaknesses in internal control over financial reporting described in our Form 10-K/A.

In light of the ineffective disclosure controls and procedures, we performed additional manual controls, procedures and analyses and other pre- and post-closing procedures designed to ensure that our consolidated financial statements are presented fairly in all material respects in accordance with accounting principles generally accepted in the United States. We relied on increased monitoring and review to compensate for the ineffective disclosure controls and procedures. Accordingly, management believes that the condensed consolidated financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

The certifications of our Chief Executive Officer and Principal Financial Officer attached as Exhibits 31.1 and 31.2 to this report include, in paragraph 4 of the certifications, information concerning our disclosure controls and procedures and internal control over financial reporting. These officers believe the certifications to be accurate because, as we indicated, we had procedures in place during the first and second quarters of Fiscal 2006 to prevent and detect errors in our systems. Accordingly, the certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by the certifications.

(b) Changes in Internal Control over Financial Reporting. As disclosed in our Form 10-K/A, management and our independent registered public accounting firm have identified ten material weaknesses in our internal control over financial reporting. See also Part II, Item 1A, Risk Factors, below.

Management has begun to take corrective actions to address the material weaknesses we have identified and is in the process of developing a plan to remediate them. The corrective actions include, among other things:

     o Director of Internal Audit. During the Second Quarter Fiscal 2006, we employed a Director of Internal Audit to oversee our internal audit function and assist in formulating a plan to remediate the material weaknesses in our internal control over financial reporting.

     o Additional Personnel. During the Fourth Quarter Fiscal 2005, we retained a financial consultant to advise us on the organization and composition of the finance and accounting department. During the first and second quarters of Fiscal 2006, the consultant successfully completed certain assignments, which included the identification of additional required personnel. As of February 8, 2006, the Company had one accounting position to fill at its U.S. location. Prior to February 8, 2006, the Company filled three out of four added positions, including the Director of Internal Audit.

     o IT Controls. We have taken and are continuing to take certain remedial actions to address identified deficiencies in our general IT controls, including changes to the configurations of the system and implementation of security and data protection policies, procedures and controls.

Under new SEC rules defining "accelerated filer," the Company will not be required to report on its internal control over financial reporting beginning with the Annual Report on Form 10-K for Fiscal 2006 until its first fiscal year ending on or after July 15, 2007 unless the Company requalifies as an accelerated filer during fiscal year 2007. See Item 1, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Accelerated Filer Status" above.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

See Part I, Item 1, Financial Statements, Note 11 - Litigation and Settlements in the Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks regarding our company. These and other risks could materially and adversely affect our business, results of operations or financial condition. You should also refer to the other information contained or incorporated by reference in this report, including the "Risk Factors" described in our Form 10-K/A.

THERE ARE MATERIAL WEAKNESSES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING. OUR INTERNAL CONTROL MAY BE INSUFFICIENT TO DETECT IN A TIMELY MANNER MISSTATEMENTS THAT COULD OCCUR IN OUR FINANCIAL STATEMENTS IN AMOUNTS THAT MAY BE MATERIAL.

As previously disclosed in our Form 10-K/A, we have identified ten material weaknesses in our internal control over financial reporting. See the Form 10-K/A and Part I, Item 4, Controls and Procedures, above, for a discussion of our remediation efforts.

We may continue to experience significant deficiencies and material weaknesses in our internal control over financial reporting in the future, which, if not remediated, may render us unable to detect in a timely manner misstatements that could occur in our financial statements in amounts that may be material. We cannot assure you that we will remediate all our material weaknesses by the end of Fiscal 2006.

WE MAY EXPERIENCE LIQUIDITY ISSUES IF OUR RELIANCE ON FINANCING FACILITIES INCREASES.

Our primary source of liquidity has been provided by our short-term investments, reductions in working capital and borrowing availability under the Financing Facilities. Our borrowing capacity under the import facility was reduced during calendar year 2005 from $24.0 million in January 2005 to $14.0 million in September 2005 and under a proposal from HSBC dated January 4, 2006, which we accepted on January 24, 2006, now consists of an import facility of $7.7 million and a guarantee facility of Euros 380,000 (equal to approximately $500,000), against which we are required to provide cash deposits pledged as security in the amount of $8.2 million. See Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Recent Events," above. Due to our recent losses, we may need to increase our reliance on financing facilities, whether through HSBC or other financial institutions; as a result, liquidity issues may arise for us due to potential funding limits and debt service requirements imposed by lenders. Additionally, we may not be able to secure such financing on reasonable terms or at all. A significant increase in our indebtedness could increase our financing costs, interfere with our ability to operate our business effectively and have a material adverse effect on our results of operations.

WE MAY NOT CONTINUE TO MEET NASDAQ LISTING STANDARDS.

Under NASDAQ continued listing standard one (Rule 4450(a)), companies listed on the NASDAQ National Market are required to have, among other criteria, total shareholders' equity of at least $10 million, and a minimum bid price of at least $1.00 per share. A company may be de-listed from the NASDAQ National Market if its common stock trades below $1.00 per share for 30 consecutive business days and after receiving a deficiency notice from NASDAQ, does not maintain a minimum bid price of at least $1.00 for 10 consecutive trading days within a period of 180 days from the date of such notice. We cannot give investors in our common stock any assurance that we will be able to maintain compliance with the $1.00 per share minimum bid price standard for continued listing on NASDAQ and that the liquidity that NASDAQ provides will be available to investors in the future.

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

3.2        Restated By-Laws, as amended through               Incorporated by reference to the Company's quarterly
           July 12, 2004                                      report on Form 10-K for the year ended July 3, 2004.

10.1       Supplemental Executive Retirement Plan and         Filed herewith.
           Agreement ("SERP")  for Gerald J. Angeli
           dated as of July 31, 2001

10.2       Amendment No. 1 to the SERP for Gerald J.          Filed herewith.
           Angeli dated as of March 22, 2004

10.3       Amendment to the SERP for Harlan I. Press          Filed herewith.
           dated as of July 31, 2001

10.4       Amendment to the SERP for Urs W. Stampfli          Filed herewith.
           dated as of July 31, 2001

10.5       Letter Agreement between HSBC and CCHK,            Incorporated by reference to the Company's Current Report
           dated September 20, 2005, relating to the          on Form 8-K filed with the SEC on October 24, 2005.
           provision of certain banking facilities and
           the guarantee of same by the Company

10.6       Amendment No. 2 to Amended and Restated            Incorporated by reference to the Company's Current Report
           SERP for Ira B. Lampert dated as of                on Form 8-K filed with the SEC on November 29, 2005.
           November 28, 2005

10.7       Amendment No. 3 to Amended and Restated            Incorporated by reference to the Company's Current Report
           SERP for Ira B. Lampert dated as of                on Form 8-K filed with the SEC on November 29, 2005.
           November 28, 2005

10.8       Amendment No. 1 to Amended and Restated            Incorporated by reference to the Company's Current Report
           SERP for Keith L. Lampert dated as of              on Form 8-K filed with the SEC on November 29, 2005.
           November 28, 2005

10.9       Amendment No. 2 to Amended and Restated            Incorporated by reference to the Company's Current Report
           SERP for Keith L. Lampert dated as of              on Form 8-K filed with the SEC on November 29, 2005.
           November 28, 2005

10.10      Amendment No. 2 to SERP for Gerald J.              Incorporated by reference to the Company's Current Report
           Angeli dated as of November 28, 2005               on Form 8-K filed with the SEC on November 29, 2005.

10.11      Amendment No. 3 to SERP for Gerald J.              Incorporated by reference to the Company's Current Report
           Angeli dated as of November 28, 2005               on Form 8-K filed with the SEC on November 29, 2005.

10.12      Amendment No. 3 to SERP for Harlan I. Press        Incorporated by reference to the Company's Current Report
           dated as of November 28, 2005                      on Form 8-K filed with the SEC on November 29, 2005.

10.13      Amendment No. 1 to SERP for Alan Schutzman         Incorporated by reference to the Company's Current Report
           dated as of November 28, 2005                      on Form 8-K filed with the SEC on November 29, 2005.

10.14      Amendment No. 4 to SERP for Urs W. Stampfli        Incorporated by reference to the Company's Current Report
           dated as of November 28, 2005                      on Form 8-K filed with the SEC on November 29, 2005.

10.15      Amendment No. 5 to SERP for Urs W. Stampfli        Incorporated by reference to the Company's Current Report
           dated as of November 28, 2005                      on Form 8-K filed with the SEC on November 29, 2005.

10.16      Separation agreement between the Company           Filed herewith.
           and Keith L. Lampert dated as of December
           24, 2005

10.17      Separation agreement between the Company           Filed herewith.
           and Alan Schutzman dated as of December 24,
           2005

10.18      Separation Agreement between the Company           Filed herewith.
           and Harlan I. Press dated as of December
           24, 2005

10.19      Letter agreement between HSBC and CCHK,            Incorporated by reference to the Company's Current Report
           dated January 4, 2006, relating to the             on Form 8-K filed with the SEC on January 26, 2006.
           provision of certain Financing Facilities
           to CCHK and the conditions thereof

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


                                                 CONCORD CAMERA CORP.
                                        --------------------------------------
                                                    (Registrant)


DATE:  February 8, 2006                 By:    /s/  Harlan I. Press
                                           -----------------------------------

                                                 (Signature)

                                               Harlan I. Press
                                               Vice President, Treasurer and
                                               Assistant Secretary
                                               (Principal Financial Officer)