Form 10-Q
period 2006-04-01
CONCORD CAMERA CORP
filed 2006-05-11
CIK 831861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 1, 2006

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

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

   Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]   Accelerated filer [X]   Non-accelerated filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, no par value - 28,680,842 shares as of May 1, 2006

                                      Index

                      Concord Camera Corp. and Subsidiaries

                                                                        Page No.
                                                                        --------
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
            Condensed consolidated balance sheets as of
               April 1, 2006 (Unaudited) and July 2, 2005............       3
            Condensed consolidated statements of operations
               (Unaudited) for the quarter and nine months ended
               April 1, 2006 and April 2, 2005.......................       4
            Condensed consolidated statements of cash flows
               (Unaudited) for the nine months ended April 1, 2006
               and April 2, 2005.....................................       5
            Notes to condensed consolidated financial statements
               (Unaudited)...........................................       6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................      21

Item 3.     Quantitative and Qualitative Disclosures About Market
               Risk..................................................      31

Item 4.     Controls and Procedures..................................      31

Part II. OTHER INFORMATION

Item 1.     Legal Proceedings........................................      32

Item 1A.    Risk Factors.............................................      32

Item 4.     Submission of Matters to a Vote of Security Holders......      34

Item 5.     Other Information........................................      34

Item 6.     Exhibits.................................................      34

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS

CONCORD CAMERA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                       APRIL 1, 2006    JULY 2,
                                                        (UNAUDITED)      2005
                                                       -------------   --------
ASSETS
Current Assets:
   Cash and cash equivalents                              $  5,081     $  8,016
   Restricted cash                                           8,199           --
   Short-term investments                                   24,450       35,200
   Accounts receivable, net                                 11,491       31,860
   Inventories                                              26,093       36,382
   Deferred compensation assets                                543        8,711
   Prepaid expenses and other current assets                 3,109        2,708
                                                          --------     --------
      Total current assets                                  78,966      122,877
Property, plant and equipment, net                          15,912       16,672
Other assets                                                 5,852        7,207
                                                          --------     --------
      Total assets                                        $100,730     $146,756
                                                          ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Short-term borrowings under financing facilities       $  1,564     $  2,936
   Accounts payable                                         15,619       32,257
   Accrued expenses                                         13,227       14,108
   Deferred compensation liabilities                           494        8,688
   Other current liabilities                                 1,723        3,127
                                                          --------     --------
      Total current liabilities                             32,627       61,116
Other long-term liabilities                                  1,746        3,337
                                                          --------     --------
      Total liabilities                                     34,373       64,453
Commitments and contingencies
Stockholders' equity:
   Blank check preferred stock, no par value,
      1,000 shares authorized, none issued                      --           --
   Common stock, no par value, 100,000 shares
      authorized; 30,925 shares issued
      as of April 1, 2006 and July 2, 2005                 143,518      143,518
   Additional paid-in capital                                5,185        4,853
   Deferred share arrangement                                  624          624
   Accumulated deficit                                     (77,353)     (61,075)
                                                          --------     --------
                                                            71,974       87,920
   Less: treasury stock, at cost, 1,735
      shares as of April 1, 2006 and July 2, 2005           (4,993)      (4,993)
   Less: common stock held in trust, 509
      shares as of April 1, 2006 and July 2, 2005             (624)        (624)
                                                          --------     --------
      Total stockholders' equity                            66,357       82,303
                                                          --------     --------
      Total liabilities and stockholders' equity          $100,730     $146,756
                                                          ========     ========

See accompanying notes to condensed consolidated financial statements.

CONCORD CAMERA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

                             FOR THE QUARTER ENDED   FOR THE NINE MONTHS ENDED
                             ---------------------   -------------------------
                              APRIL 1,   APRIL 2,       APRIL 1,   APRIL 2,
                                2006       2005           2006       2005
                              --------   --------       --------   --------
Net sales                      $18,870   $ 26,150       $104,565   $123,498
Cost of products sold           17,073     31,663         94,618    132,137
                               -------   --------       --------   --------
Gross profit (deficit)           1,797     (5,513)         9,947     (8,639)
Selling expenses                 2,641      3,586         10,194     12,676
General and administrative
   expenses                      4,171      5,803         15,972     17,551
                               -------   --------       --------   --------
Operating loss                  (5,015)   (14,902)       (16,219)   (38,866)
Interest expense                   106        223            314        767
Other income, net                 (422)      (363)          (483)    (2,682)
                               -------   --------       --------   --------
Loss before income taxes        (4,699)   (14,762)       (16,050)   (36,951)
Provision  for income
   taxes                            40        110            228        250
                               -------   --------       --------   --------
Net loss                       $(4,739)  $(14,872)      $(16,278)  $(37,201)
                               =======   ========       ========   ========
Basic and diluted loss per
   common share                $ (0.16)  $  (0.51)      $  (0.56)  $  (1.28)
                               =======   ========       ========   ========
Weighted average common
   shares outstanding --
   basic and diluted            29,190     29,190         29,190     29,146
                               =======   ========       ========   ========

See accompanying notes to condensed consolidated financial statements.

CONCORD CAMERA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

                                                             FOR THE NINE MONTHS ENDED
                                                           -----------------------------
                                                           APRIL 1, 2006   APRIL 2, 2005
                                                           -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $(16,278)       $(37,201)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
   Depreciation and amortization                                3,663           6,225
   Inventory charges                                              523          12,433
   Restructuring reserve                                         (110)             --
   Gain related to available-for-sale investments                  --          (1,124)
   Stock-based compensation                                       332              --
   Changes in operating assets and liabilities:
      Restricted cash                                          (8,199)             --
      Accounts receivable, net                                 20,369          16,123
      Inventories                                               9,766          (1,573)
      Deferred compensation assets                              8,168              82
      Prepaid expenses and other current assets                  (401)         (6,202)
      Other assets                                                380           9,714
      Accounts payable                                        (16,638)          3,493
      Accrued expenses                                           (771)         (3,863)
      Deferred compensation liabilities                        (8,194)           (184)
      Other current liabilities                                (1,404)          6,850
      Other long-term liabilities                              (1,591)         (8,379)
                                                             --------        --------
   Net cash used in operating activities                      (10,385)         (3,606)
                                                             --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                  (1,928)         (1,682)
   Proceeds from sales of available-for-sale investments       10,750          13,401
   Purchases of short-term investments, net                        --          (6,677)
                                                             --------        --------
   Net cash provided by investing activities                    8,822           5,042
                                                             --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments under short-term financing facilities, net       (1,372)         (5,711)
   Net proceeds from issuance of common stock                      --              72
                                                             --------        --------
   Net cash used in financing activities                       (1,372)         (5,639)
                                                             --------        --------
   Net decrease in cash and cash equivalents                   (2,935)         (4,203)
Cash and cash equivalents at beginning of period                8,016          18,323
                                                             --------        --------
Cash and cash equivalents at end of period                   $  5,081        $ 14,120
                                                             ========        ========

See accompanying notes to condensed consolidated financial statements.

                      CONCORD CAMERA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            APRIL 1, 2006 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 1, 2006 ("Third Quarter Fiscal 2006") and the nine months ended April 1, 2006 ("Fiscal 2006 YTD") are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2006 ("Fiscal 2006"). For comparative purposes, the quarter ended April 2, 2005 has been defined as the "Third Quarter Fiscal 2005" and the nine months ended April 2, 2005 have been defined as "Fiscal 2005 YTD". The balance sheet at July 2, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Concord Camera Corp., a New Jersey corporation, and its consolidated subsidiaries (collectively referred to as the "Company") manage their business on the basis of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended by the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission ("SEC") as of December 19, 2005 ("Form 10-K/A") for the fiscal year ended July 2, 2005 ("Fiscal 2005").

Certain amounts in the prior year have been reclassified to conform to the current year presentation.

NOTE 2 - SIGNIFICANT CUSTOMERS

During the Third Quarter Fiscal 2006, our sales to Wal-Mart Stores, Inc. ("Wal-Mart") increased and our sales to Walgreen Co. ("Walgreens") decreased, as compared to the Third Quarter Fiscal 2005. During Fiscal 2006 YTD our sales to Wal-Mart and Walgreens increased. The Third Quarter Fiscal 2006 and Fiscal 2006 YTD increase in sales to Wal-Mart was attributable to increased sales of single-use cameras, partially offset by a decrease in sales of digital cameras. The Third Quarter Fiscal 2006 decrease in sales to Walgreens was attributable to decreased sales of single-use, 35mm traditional film cameras and digital cameras. The Fiscal 2006 YTD increase in sales to Walgreens was attributable to an overall increase in single-use camera sales, partially offset by a decrease in digital and 35mm traditional film camera sales. During the Third Quarter Fiscal 2006 and Fiscal 2006 YTD, there were no sales to Eastman Kodak Company ("Kodak"), which was a significant customer of the Company during the first two quarters of Fiscal 2005. Kodak stopped purchasing single-use cameras under its two design and manufacturing services ("DMS") contracts with the Company in December 2004, which had a material adverse effect on results of operations.
The loss of any of these significant customers or substantially reduced sales to any other customer could have a material adverse effect on the Company's results of operations.

The following table illustrates each significant customer's net sales as a percentage of consolidated net sales during Third Quarter Fiscal 2006, Third Quarter Fiscal 2005, Fiscal 2006 YTD and Fiscal 2005 YTD.

                                        Percent of Net Sales
                   -------------------------------------------------------------
                       For the quarter ended         For the nine months ended
                   -----------------------------   -----------------------------
                   April 1, 2006   April 2, 2005   April 1, 2006   April 2, 2005
                   -------------   -------------   -------------   -------------
Wal-Mart               38.1%           27.1%           24.0%           19.3%
Walgreens              13.3%           20.3%           19.6%            7.2%
Kodak                   0.0%            0.3%            0.0%           10.2%
                       ----            ----            ----            ----
Total                  51.4%           47.7%           43.6%           36.7%
                       ====            ====            ====            ====

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant of the Company's estimates include but are not limited to, provisions for sales returns, sales allowances and bad debts, inventory valuation charges, realizability of long-lived and other assets, realizability of deferred income tax assets, and accounting for litigation and settlements.

FOREIGN CURRENCY TRANSACTIONS

The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, Euro, British Pound Sterling, PRC Renminbi, Hong Kong Dollar and Japanese Yen. Although certain net sales to customers and purchases of certain components and services are transacted in local currencies, each of the Company's foreign subsidiaries purchases substantially all of its finished goods inventories in U.S. Dollars. Accordingly, the Company has determined that the U.S. Dollar is the functional currency for all of its subsidiaries. The accounting records for subsidiaries that are maintained in a local currency are remeasured into the U.S. Dollar. Accordingly, most non-monetary balance sheet items and related statement of operations accounts are remeasured from the applicable local currency to the U.S. Dollar using average historical exchange rates, producing substantially the same result as if the entity's accounting records had been maintained in the U.S. Dollar. Adjustments resulting from the remeasurement process are recorded into earnings. Gains or losses resulting from foreign currency transactions and remeasurement are included in "Other income, net" in the accompanying condensed consolidated statements of operations. For the Third Quarter Fiscal 2006 and the Third Quarter Fiscal 2005, included in "Other income, net" in the accompanying condensed consolidated statements of operations are approximately $(0.1) million and $0.2 million, respectively, of net foreign currency (gains) losses. For Fiscal 2006 YTD and Fiscal 2005 YTD, included in "Other income, net" in the accompanying condensed consolidated statements of operations are approximately $0.5 million and $(1.9) million, respectively, of net foreign currency losses (gains).

HEDGING ACTIVITIES

During the Third Quarter Fiscal 2006 and the Third Quarter Fiscal 2005, the Company had no forward exchange contracts or other derivatives outstanding and did not participate in any other type of hedging activities.

RESTRICTED CASH

As of April 1, 2006, the Company had cash deposits pledged as security in the amount of $8.2 million for borrowings outstanding under its revolving demand credit facilities. The restricted cash amount is classified as a current asset since the borrowings it secures are classified as a current liability. See Note 8 - Short-Term Borrowings and Financing Facilities.

INVESTMENTS

During the Third Quarter Fiscal 2006, the Company reinvested the cash and cash equivalents received from the sale of short-term investments previously sold on December 31, 2005 as part of the Company's year-end tax planning strategy. At July 2, 2005, the Company's "Short-term investments," as classified in the accompanying condensed consolidated balance sheet, consisted of auction rate debt securities and were considered available-for-sale securities. During the Third Quarter Fiscal 2006 and the Third Quarter Fiscal 2005, no other comprehensive income or loss was recorded because the variable interest rate feature and short maturities of the auction rate debt securities caused their carrying values to approximate market value. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss) reported in the stockholders' equity section unless the loss is other than temporary, when it would be recorded as an expense. Realized gains and losses, interest and dividends are classified as investment income in "Other income, net" in the accompanying condensed consolidated statements of operations. During Fiscal 2005, the Company recorded a $1.1 million gain on the sale of a short-term investment denominated in Euros. The gain on the short-term investment is included in "Other income, net" in the accompanying condensed consolidated statements of operations. Investment income of $0.4 million and $0.3 million related to the short-term investments is included in "Other income, net" for the Third Quarter Fiscal 2006 and the Third Quarter Fiscal 2005, respectively. Investment income of $1.1 million and $0.7 million relating to the short-term investments are included in "Other income, net" for Fiscal 2006 YTD and Fiscal 2005 YTD, respectively. Investments held in deferred compensation rabbi trusts directed by participants are classified as trading, and changes in the fair value of such investments are recorded in earnings.

INVENTORIES

Inventories, consisting of raw materials, components, work-in-process and finished goods, are stated at the lower of cost or market value and are determined on a first-in, first-out basis. Work-in-process and component inventory costs include materials, labor and manufacturing overhead. The Company records lower of cost or market value adjustments based upon changes in market pricing, customer demand, technological developments or other economic factors for on-hand excess, obsolete or slow-moving inventory.

IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company continually evaluates whether events and circumstances have occurred that provide indications of impairment. The Company records an impairment loss when indications of impairment are present and when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The Company performs an impairment test by summarizing the undiscounted cash flows expected to result from the use and eventual sale of its long-lived assets. If the sum of the undiscounted cash flows exceeds the carrying values of these assets, then the Company concludes these carrying values are recoverable. As of April 1, 2006, the sum of the Company's undiscounted forecasted cash flows exceeded the carrying value of its long-lived assets. Assets reviewed include patents, prepaid amounts related to licensing and royalty agreements, and property, plant and equipment. No impairment charges were recorded during Fiscal 2006 YTD and Fiscal 2005 YTD.

REVENUE RECOGNITION

The Company recognizes revenue, in accordance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, and SAB No. 104, Revenue Recognition: Corrected Copy, when title and risk of loss are transferred to the customer, the sales price is fixed or determinable, persuasive evidence of an arrangement exists, and collectibility is probable. Title and risk of loss generally transfer when the product is delivered to the customer or upon shipment, depending upon negotiated contractual arrangements. Sales are recorded net of provisions for anticipated returns which the Company estimates based on historical rates of return, adjusted for current events as appropriate, in accordance with Statement of Financial Accounting Standard No. 48, Revenue Recognition When Right of Return Exists ("SFAS No. 48"). If actual future returns are higher than estimated, then net sales could be adversely affected. Management has assessed the appropriateness of the timing of revenue recognition in accordance with SFAS No. 48. After considering the requirements of SFAS No. 48, the Company concluded it would defer recognition of revenue from certain customers until such customers' transactions meet all of the requirements of SFAS No. 48.

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

INCOME TAXES

The Company periodically evaluates the realizability of its deferred income tax assets. In the Third Quarter Fiscal 2006 and the quarter ended July 2, 2005 ("Fourth Quarter Fiscal 2005"), based upon all the available evidence, the Company determined that it was not more likely than not that its deferred income tax assets will be fully realized. Accordingly, the Company has a valuation allowance recorded for the entire balance of its deferred income tax assets as of April 1, 2006 and July 2, 2005.

The Company estimates its interim effective tax rate before consideration of a deferred income tax valuation allowance based upon its projected consolidated annual effective income tax rate. This rate is largely a function of the annual projected amounts of pre-tax income or loss attributed to both domestic and foreign operations, the application of their respective statutory tax rates and the anticipated utilization of available net operating loss carryforwards to reduce taxable income. During each of the Third Quarter Fiscal 2006 and the Third Quarter Fiscal 2005, the Company recorded a provision for income taxes of $40,000 and $0.1 million, respectively. During Fiscal 2006 YTD and Fiscal 2005 YTD, the Company recorded a provision for income taxes of $0.2 million and $0.3 million, respectively. The Third Quarter Fiscal 2006 and Fiscal 2006 YTD income tax provisions relate to income tax liabilities incurred by certain of the Company's foreign subsidiaries. These foreign subsidiaries do not have net operating losses to offset such liabilities.

COMPREHENSIVE LOSS

Comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130"), includes net loss adjusted for certain revenues, expenses, gains and losses that are excluded from net loss under accounting principles generally accepted in the U.S. Unrealized gains and losses related to the Company's available-for-sale investments are excluded from net loss. During the Third Quarter Fiscal 2006 and Fiscal 2006 YTD, the Company's comprehensive loss was $(4.7) million and $(16.3) million, respectively, the same as the net loss for both periods, because the Company did not have any items of other comprehensive income or loss. During the Third Quarter Fiscal 2005 and Fiscal YTD 2005, the Company's comprehensive loss was $(14.9) million and $(37.2) million, respectively, the same as the net loss for both periods, because the Company did not have any items of other comprehensive income or loss.

LOSS PER SHARE

Basic and diluted loss per share are calculated in accordance with SFAS No. 128, Earnings per Share ("SFAS No. 128"). All applicable loss per share amounts have been presented in conformity with SFAS No. 128 requirements. During the Third Quarter Fiscal 2006 and the Third Quarter Fiscal 2005, the Company issued no shares of Common Stock in either period upon the exercise of stock options. During Fiscal 2006 YTD and Fiscal 2005 YTD, the Company issued no shares and 353,478 shares of Common Stock, respectively, upon the exercise of stock options. In the Third Quarter Fiscal 2006 and the Third Quarter Fiscal 2005, potentially dilutive securities were comprised of stock options to purchase 68,329 and 238,380 shares of Common Stock, respectively, that were not included in the calculation of diluted loss per share because their impact was antidilutive. In Fiscal 2006 YTD and Fiscal 2005 YTD, potentially dilutive securities were comprised of stock options to purchase 99,886 and 253,479 shares of Common Stock, respectively, that were not included in the calculation of diluted loss per share because their impact was antidilutive. In the Third Quarter Fiscal 2006, the Third Quarter Fiscal 2005, Fiscal 2006 YTD, and Fiscal 2005 YTD the weighted average effect of 509,054 shares for which delivery has been deferred under the Company's Deferred Delivery Plan, was included in the denominator of both basic and diluted loss per share calculations for each respective period. See Note 10 - Deferred Share Arrangement.

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 156, "Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140". Among other changes, SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability in certain situations and defines measurement methods for these assets and liabilities. SFAS No. 156 is effective for the fiscal year that begins after September 15, 2006. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No.133 and SFAS No. 140." Among other changes, SFAS No. 155 further defines what constitutes a derivative as defined by SFAS No. 133, and addresses certain measurement issues regarding hybrid financial instruments. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material impact on the Company's financial position or results of operations.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION:

(in thousands)

Non-cash Investing Activities:

Deferred Share Arrangement                             Fiscal 2005 YTD
----------------------------------------------------   ---------------
Common stock issued to participant and trust                $ 373
Treasury stock received by Company                           (373)
Deferred share arrangement obligation to participant          211
Common stock received and held in trust                      (211)
                                                            -----
                                                            $  --
                                                            =====

The Company did not have any non-cash investing activities during Fiscal 2006 YTD. See Note 10 - Deferred Share Arrangement for a description of the deferred share arrangement transactions in Fiscal 2005.

NOTE 6 - INVENTORIES:

Inventories consist of the following:
(table in thousands)

                                               April 1,   July 2,
                                                 2006       2005
                                               --------   -------
     Raw materials, components, and work-in-
     Process                                    $ 7,786   $ 6,507
     Finished goods                              18,307    29,875
                                                -------   -------
     Total inventories                          $26,093   $36,382
                                                 =======   =======

During the Third Quarter Fiscal 2006 and Fiscal 2006 YTD, the Company recorded inventory related pre-tax charges of approximately $0.1 million and $0.5 million, respectively, to reduce the carrying value of certain finished goods and return camera inventories below their cost basis, resulting from price declines, to their estimated net realizable value at April 1, 2006. For the Third Quarter Fiscal 2006, the inventory related pre-tax charges had the effect of decreasing inventories by $0.1 million and increasing cost of products sold by $0.1 million. For Fiscal 2006 YTD, the inventory pre-tax charges had the effect of decreasing inventories by $0.5 million and increasing cost of products sold by $0.5 million.

During the Third Quarter Fiscal 2005 and Fiscal 2005 YTD, the Company recorded inventory related pre-tax charges of approximately $3.7 million and $12.4 million, respectively, to reduce the carrying value of certain finished goods, components, work-in-process, raw material and return camera inventories below their cost basis, resulting from price declines, to their estimated net realizable value at April 2, 2005. For the Third Quarter Fiscal 2005, the inventory related pre-tax charges had the effect of decreasing inventories by $3.7 million and increasing cost of products sold by $3.7 million. For Fiscal 2005 YTD, the inventory related pre-tax charges had the effect of decreasing inventories by $12.4 million and increasing cost of products sold by $12.4 million.

NOTE 7 - DEFERRED COMPENSATION:

As previously disclosed in our Current Report on Form 8-K filed with the SEC on November 29, 2005, during the quarter ended December 31, 2005 ("Second Quarter Fiscal 2006"), pursuant to the Company's amendments to its supplemental executive retirement plans (each, a "SERP" and collectively, the "SERPs"), certain executives, including the Company's Chairman (collectively, the "SERP Participants"), were to receive distributions of their vested account balances from their respective SERPs before the end of calendar year 2005. The amended SERP between the Company and its Chairman provided that the Chairman was to receive a distribution of certain other vested account balances from his SERP in the Third Quarter Fiscal 2006. Accordingly, on January 3, 2006, the Chairman received a SERP distribution totaling approximately $7.1 million. Since the SERPs were funded in prior years, the vested amounts distributed to the SERP Participants had no effect on the Company's liquidity. The "Deferred compensation assets" and "Deferred compensation liabilities" amounts included in the accompanying condensed consolidated balance sheets at April 1, 2006 include the effect of the SERP distributions made during the Third Quarter Fiscal 2006.

NOTE 8 - SHORT-TERM BORROWINGS AND FINANCING FACILITIES:

As of April 1, 2006, pursuant to a proposal dated January 4, 2006 and accepted on January 24, 2006 (the "January 2006 Agreement), Concord Camera HK Limited ("CCHK"), the Company's Hong Kong subsidiary, had a revolving demand credit facility and a guarantee facility with The Hongkong and Shanghai Banking Corporation Limited ("HSBC") providing an aggregate of approximately $8.2 million in borrowing capacity. See the Company's Current Report on Form 8-K filed with the SEC on January 26, 2006. The revolving credit facility included an import facility of approximately $7.7 million and a guarantee facility of 380,000 Euros (equal to approximately $0.5 million) (collectively, the "Financing Facilities"). The Financing Facilities are denominated in Hong Kong Dollars and bear interest at variable rates, as follows: 1.75% over the Hong Kong Interbank Offered Rate on import loans denominated in Hong Kong Dollars and 1.75% over the Singapore Interbank Offered Rate for transactions denominated in currency other than the Hong Kong Dollar. Since 1983, the Hong Kong Dollar has been pegged to the U.S. Dollar. Pursuant to the January 2006 Agreement, the Company and HSBC agreed, among other things, to provide HSBC with cash deposits pledged as security in the amount of $8.2 million. Upon receipt of CCHK's acceptance of the proposal and providing the $8.2 million cash security deposit, HSBC cancelled (i) the Company's corporate guarantees up to the aggregate amount of $13.7 million and the guarantee facility of 380,000 Euros;
(ii) HSBC's security interest in substantially all of CCHK's assets; (iii) the Letters of Undertaking from CCHK to HSBC dated 1998, 1999 and 2000, pursuant to which CCHK was subject to, among other things, certain covenants; and (iv) the Capitalization and Subordination Agreement and the Subordination Agreement, each dated March 31, 2005, the provisions of which were described in the Current Report on Form 8-K filed with the SEC on October 21, 2005. As of April 1, 2006, the Company had $8.2 million in cash deposits pledged as security under the Financing Facilities, classified as restricted cash in the condensed consolidated balance sheets.

At April 1, 2006 and July 2, 2005, the Company had $1.6 million and $2.9 million, respectively, in short-term borrowings outstanding under the import facility described above. The weighted average borrowing rates on the short-term borrowings as of April 1, 2006 and July 2, 2005, were 6.48% and 4.15%, respectively.

NOTE 9 - STOCK-BASED COMPENSATION EXPENSE:

At April 1, 2006, the Company had stock-based employee compensation plans that were described in Note 14 to Form 10-K/A. In accordance with SFAS No. 123R, the Company recorded approximately $83,000 and $332,000 of share-based compensation during the Third Quarter Fiscal 2006 and Fiscal YTD 2006, respectively. The Company considers all of its stock-based compensation expense as a component of general and administrative expenses. In addition, no amount of stock-based compensation expense was capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The stock-based compensation recorded in the Third Quarter Fiscal 2006 was calculated using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company's common stock over the period of time commensurate with the expected life of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company estimated its future stock option exercise and employee termination information used in the valuation model. The expected term of options granted is based upon the observed and expected time to the date of post-vesting exercise and forfeitures of options by the Company's employees. The risk-free interest rate is derived from the average U.S. Treasury rate for the period, which approximates the rate in effect at the time of the stock option grant.

                           Quarter ended April 1, 2006
                           ---------------------------
Expected volatility                   66.5%
Expected dividend yield                  0%
Expected term (in years)                 5
Risk-free interest rate                4.7%

A summary of stock option activity under the Company's stock option plans as of April 1, 2006, and changes during the Third Quarter Fiscal 2006 and Fiscal YTD 2006 are presented below:

                                                                Weighted Average
                                                  Weighted          Remaining
                                                   Average         Contractual        Aggregate
Total Stock Options                  Shares    Exercise Price     Term (Years)     Intrinsic Value
--------------------------------   ---------   --------------   ----------------   ---------------
Outstanding at December 31, 2005   2,216,889        $4.41
Granted                                7,000        $1.14
Exercised                                 --           --
Canceled                              56,083        $7.49
                                   ---------
Outstanding at April 1, 2006       2,167,806        $4.32              2.8            $9,363,582
                                   =========
Exercisable at April 1, 2006       1,972,412        $4.46              2.3            $8,797,100
                                   =========

                                                                Weighted Average
                                                  Weighted          Remaining
                                                   Average         Contractual        Aggregate
Total Stock Options                  Shares    Exercise Price     Term (Years)     Intrinsic Value
--------------------------------   ---------   --------------   ----------------   ---------------
Outstanding at July 2, 2005        2,262,889        $4.40
Granted                               59,000        $1.23
Exercised                                 --           --
Canceled                             154,083        $4.37
                                   ---------        -----
Outstanding at April 1, 2006       2,167,806        $4.32              2.8            $9,363,582
                                   =========        =====              ===            ==========
Exercisable at April 1, 2006       1,972,412        $4.46              2.3            $8,797,100
                                   =========        =====              ===            ==========

The weighted average grant-date fair value of options granted during the Third Quarter Fiscal 2006 and the Third Quarter Fiscal 2005 was $0.7 and $1.2, respectively. No options were exercised during the Third Quarter Fiscal 2006 and Fiscal 2006 YTD. The total intrinsic value of options exercised during the Third Quarter Fiscal 2005 and Fiscal 2005 YTD was $0 and $508,000, respectively. The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock option.

A summary of the status of nonvested shares as of April 1, 2006, and changes during the Third Quarter Fiscal 2006 and Fiscal YTD 2006 are presented below:

                                              Weighted Average
Nonvested Stock Options           Shares   Grant Date Fair Value
------------------------------   -------   ---------------------
Nonvested at December 31, 2005                     $2.39
                                 234,294
Granted                            7,000           $0.67
Vested                           (12,567)          $2.81
Canceled                         (33,333)          $5.19
                                 -------           -----
Nonvested at April 1, 2006       195,394           $1.83
                                 =======           =====

                                                Weighted
                                             Average Grant
Nonvested Stock Options           Shares    Date Fair Value
------------------------------   --------   ---------------
Nonvested at July 2, 2005         344,414        $2.99
Granted                            59,000        $0.77
Vested                           (112,687)       $4.16
Canceled                          (95,333)       $2.63
                                 --------
Nonvested at April 1, 2006        195,394        $1.83
                                 ========

As of April 1, 2006, there was approximately $173,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted-average vesting period of 3.3 years. The total fair value of stock options vested during the Third Quarter Fiscal 2006 and the Third Quarter Fiscal 2005 was approximately $35,000 and $108,000, respectively. The total fair value of stock options vested during Fiscal YTD 2006 and Fiscal YTD 2005 was approximately $466,000 and $836,000, respectively.

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

                                                                 For the nine
                                                Quarter Ended    months ended
                                                April 2, 2005   April 2, 2005
                                                -------------   -------------
Net loss as reported                              $(14,872)       $(37,201)
   Add: variable stock-based compensation
   expense, net of related tax effects,
   included in the determination of net loss
   as reported
   Deduct: total employee stock-based
   compensation expense determined under fair
   value based method for all awards, net of
   tax effects                                        (132)           (454)
                                                  --------        --------
Pro forma net loss                                $(15,004)       $(37,655)
                                                  ========        ========
Net loss per common share:
   Basic and diluted - as reported                $  (0.51)       $  (1.28)
                                                  ========        ========
   Basic and diluted - pro forma                  $  (0.51)       $  (1.29)
                                                  ========        ========

As a result of adopting Statement No. 123R on July 2, 2005, the Company's loss before income taxes and net loss for the Third Quarter Fiscal 2006 and Fiscal YTD 2006 were approximately $83,000 and $332,000 lower, respectively, than if it had continued to account for stock-based compensation under APB Opinion No. 25. If the Company had not adopted SFAS No. 123R during the first quarter of Fiscal 2006, basic and diluted loss per common share for the Third Quarter Fiscal 2006 and Fiscal YTD 2006 would have remained the same as the basic and diluted loss per common share reported for the Third Quarter Fiscal 2006 and Fiscal YTD 2006.

NOTE 10 - DEFERRED SHARE ARRANGEMENT:

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

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

On August 26, 2002, the Company entered into two Polaroid licensing agreements. The two license agreements provide for the exclusive (with the exception of products already released by Polaroid into the distribution chain), worldwide use by the Company of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of single-use and traditional film based cameras, including zoom cameras and certain related accessories. The license agreements do not include instant or digital cameras. Each license agreement included an initial term expiring on February 1, 2006 and provided the Company the right to renew the license under the same economic terms for an additional three-year period. Each license agreement provided for the payment by the Company of $3.0 million of minimum royalties, or $6.0 million in total, which were fully credited against percentage royalties. Pursuant to the terms of the license agreements, as of August 2004, the Company paid a total of $6.0 million, which represented $3.0 million for each license agreement, as payment of the minimum royalties and recorded these payments as prepaid assets. These assets were amortized based upon a percentage of net sales. On November 28, 2005, the Company exercised its right to renew the single-use camera license agreement with Polaroid for an additional three-year term expiring on February 1, 2009 in accordance with the same economic terms included in the original agreement. In January 2006, the Company entered into a new traditional film camera license agreement with Polaroid on terms different from the original agreement. The new license agreement provides for the exclusive, worldwide use by the Company of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of traditional film cameras. The new license agreement is for a term of three years expiring on January 31, 2009 and provides for the payment by the Company of $50,000 of minimum royalties on or before October 31, 2006 which will be fully credited against percentage royalties during the first year of the term. The new license agreement requires no minimum guaranteed royalty payments after the first year of the term.

Effective January 1, 2001, the Company entered into a twenty-year license agreement with Fuji Photo Film Ltd ("Fuji"). Under the license agreement, Fuji granted to the Company a worldwide non-exclusive license (excluding Japan until January 1, 2005) to use certain of Fuji's patents and patent applications related to single-use cameras. The license extends until the later of the expiration of the last of the licensed Fuji patents or February 26, 2021. In consideration of the license, the Company agreed to pay a license fee and certain royalty payments to Fuji. Accordingly, a significant portion of the balance for patents, trademarks and licenses, net in "Other assets" in the accompanying condensed consolidated balance sheets at April 1, 2006 and July 2, 2005, was an asset associated with the Fuji license. The Company has also recorded as a liability a corresponding amount that was included in licensing related obligations in "Other liabilities" in the accompanying condensed consolidated balance sheets at April 1, 2006 and July 2, 2005 which was equal to the present value of future license fee payments. These assets are amortized based upon quantities of units produced.

Additionally, the Company has other license and royalty agreements that require the payment of royalties based on the manufacture, reproduction and/or sale of certain products. Total amortization and royalty expense for all licensing and royalty agreements for the Third Quarter Fiscal 2006 and the Third Quarter Fiscal 2005, was $1.8 million and $1.2 million, respectively. Total amortization and royalty expense for all licensing and royalty agreements for Fiscal 2006 YTD and Fiscal 2005 YTD, was $6.2 million and $4.3 million, respectively.

INTELLECTUAL PROPERTY CLAIMS

From time to time, patent infringement claims are asserted against the Company. The Company analyzes the claims and, if appropriate, takes action to avoid infringement, settle the claim or negotiate a license. The status of those claims for which legal proceedings have been initiated against the Company is discussed in Note 12--Litigation and Settlements. The Company has also received notifications from three entities, one of which was a significant customer of the Company, alleging that certain of the Company's digital cameras infringe upon their respective patents. The Company has engaged in discussions with these three entities regarding resolution of the claims.

Based on the Company's initial assessment of two of the claims, infringement of one or more patents is probable if the patents are valid. Based upon the licensing discussions to date, the Company preliminarily estimated the potential royalties due to these two claimants for digital camera sales through April 1, 2006 to be between $0 and approximately $6.5 million in the aggregate. The actual royalty amounts, if any, for past and future sales are dependent upon the outcome of the negotiations. The Company has notified certain of its suppliers of its right to be indemnified by the suppliers in the event the Company is required to pay royalties or damages to either claimant. The Company is unable to reasonably estimate the amount of the potential loss, if any, within the range of estimates relating to these claims. Accordingly, no amounts have been accrued related to these claims as of April 1, 2006. With respect to the third claim, it is too early to assess the probability of a favorable or unfavorable outcome or the loss or range of loss, if any, and therefore, no amounts have been accrued relating to this claim as of April 1, 2006. The Company is assessing potential claims of indemnification against certain of its suppliers with respect to this claim.

PURCHASE COMMITMENTS

At April 1, 2006, the Company had $15.7 million in purchase commitments relating to the procurement of raw materials, components and finished goods inventory from various suppliers.

NOTE 12 - LITIGATION AND SETTLEMENTS:

In July 2002, a class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be shareholders of the Company. On August 20, 2002, the Company filed a motion to dismiss the complaint and in December 2002, the Company's motion was granted by the court and the complaint was dismissed. In January 2003, an amended class action complaint (the "Amended Complaint") was filed adding certain of the Company's current and former directors as defendants. The lead plaintiffs in the Amended Complaint sought to act as representatives of a class consisting of all persons who purchased the Company's Common Stock (i) issued pursuant to the Company's September 26, 2000 secondary offering (the "Secondary Offering") or (ii) during the period from September 26, 2000 through June 22, 2001, inclusive. On April 18, 2003, the Company filed a motion to dismiss the Amended Complaint and on August 27, 2004, the court dismissed all claims against the defendants related to the Secondary Offering. On September 8, 2005, the court granted the plaintiffs' motion for class certification and certified as plaintiffs all persons who purchased the Common Stock between January 18, 2001 and June 22, 2001, inclusive, and who were allegedly damaged thereby (the period January 18, 2001 through June 22, 2001 hereinafter referred to as the "Class Period"). The allegations remaining in the Amended Complaint are centered around claims that the Company failed to disclose, in periodic reports it filed with the SEC and in press releases it made to the public during the Class Period regarding its operations and financial results, that a large portion of its accounts receivable was represented by a delinquent and uncollectible balance due from then customer, KB Gear Interactive, Inc. ("KB Gear"), and that a material portion of its inventory consisted of customized components that had no alternative usage. The Amended Complaint claims that such failures artificially inflated the price of the Common Stock. The Amended Complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. Pursuant to a scheduling order of the court, trial in this matter is scheduled to commence on November 13, 2006. The Company continues to vigorously defend the lawsuit and intends to continue to engage in motion practice to dismiss or otherwise limit the claims set forth in the Amended Complaint. Although the Company believes this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained. On September 17, 2002, the Company was advised by the staff of the SEC that it is conducting an informal inquiry related to the matters described above and requested certain information and materials related thereto. On October 15, 2002, the staff of NASDAQ also requested certain information and materials related to the matters described above and to the previously reported embezzlement of Company funds by a former employee, uncovered in April 2002. The Company provided the requested information to the SEC and NASDAQ. The Company has not received any further communication from the SEC with respect to its informal inquiry or from NASDAQ with respect to its request since the Company last responded in February 2003.

In September 2004, a class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be shareholders of the Company. In August 2005, an amended consolidated complaint (the "Amended Complaint") was filed adding a former officer of the Company as a defendant. The lead plaintiff in the Amended Complaint seeks to act as a representative of a class consisting of all persons who purchased the Company's Common Stock during the period from August 14, 2003 through August 31, 2004, inclusive (the "Class Period"), and who were allegedly damaged thereby. The allegations in the Amended Complaint are centered around claims that the Company failed to disclose, in periodic reports it filed with the SEC and in press releases it made to the public during the Class Period regarding its operations and financial results, (i) the full extent of the Company's excess, obsolete and otherwise impaired inventory; (ii) the departure of a former officer from the Company until several months after his departure; and (iii) that Kodak would cancel its DMS contracts with the Company due to the Company's alleged infringement of Kodak's patents. The Amended Complaint also alleges that the Company improperly recognized revenue contrary to accounting principles generally accepted in the United States due to an inability to reasonably estimate digital camera returns. The Amended Complaint claims that such failures artificially inflated the price of the Common Stock. The Amended Complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The Company continues to vigorously defend the lawsuit. Although the Company believes the lawsuit is without merit, the outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained. In a letter dated November 19, 2004, the Company was advised by the staff of the SEC that it is conducting an investigation related to the matters described above. The Company has provided the requested information to the SEC and has not received any further communication from the SEC with respect to its request since the Company last responded in May 2005.

On November 16, 2004, a shareholder derivative suit was initiated against certain of the Company's current and former officers and directors, and the Company as a nominal defendant, in the United States District Court for the District of New Jersey by an individual purporting to be a shareholder of the Company. The complaint alleges that the individual defendants breached their duties of loyalty and good faith by causing the Company to misrepresent its financial results and prospects, resulting in the class action complaints described in the immediately preceding paragraph. The complaint seeks unspecified damages, repayment of salaries and other remuneration from the individual defendants, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. In March 2005, the New Jersey federal court granted a motion by the individual defendants and the Company to transfer the action to the United States District Court for the Southern District of Florida where the related class action suit is currently pending. In May 2005, the court consolidated this case with the related class action suit for discovery purposes only. Although the Company believes this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate effect on the Company, which could be material, cannot be ascertained.

The Company has sought coverage from its insurance carriers for the actions described above under the Company's directors and officers liability insurance policies and the insurance carriers are defending the actions under a reservation of rights.

Pursuant to the Company's Certificate of Incorporation, as amended, the personal liability of the Company's directors is limited to the fullest extent permitted under the New Jersey Business Corporation Act ("NJBCA"), and the Company is required to indemnify its officers and directors to the fullest extent permitted under the NJBCA. In accordance with the terms of the Certificate of Incorporation and the NJBCA, the Board of Directors of the Company approved the payment of expenses for each of the current and former officers and directors named as defendants (the "individual defendants") in the above described class action and derivative action litigations (collectively, the "actions") in advance of the final disposition of such actions. The individual defendants have executed and delivered to the Company written undertakings to repay the Company all amounts so advanced if it is ultimately determined that the individual defendants are not entitled to be indemnified by the Company under the NJBCA.

In April 2004, a patent infringement complaint was filed by Compression Labs, Inc. against 28 defendants, including the Company, in the United States District Court for the Eastern District of Texas. The complaint asserts that the defendants have conducted activities which infringe U.S. Patent No. 4,698,672, entitled Coding System for Reducing Redundancy (the "672 Patent"). The complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. In February 2005, pursuant to an order of the Judicial Panel on Multi-District Litigation, this action was transferred to the United States District Court for the Northern District of California. On March 9, 2006, the court held a hearing on the construction and scope of the claims of the 672 Patent. The court has not yet issued its ruling. It is too early to assess the probability of a favorable or unfavorable outcome or the loss or range of loss, if any, and therefore, no amounts have been accrued relating to this action. The Company has notified several third parties of its intent to seek indemnity from such parties for any costs or damages incurred by the Company as a result of this action. On January 31, 2006, the United States Patent and Trademark Office granted a request for reexamination of the 672 Patent.

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

NOTE 13 - RESTRUCTURING AND OTHER CHARGES:

RESTRUCTURING INITIATIVES

During Fiscal 2005, the Company announced restructuring initiatives designed to eliminate its reliance on internally designed and manufactured digital cameras and increase the design, co-development and purchase of digital cameras from outsourced manufacturers to provide competitive products to the retail market (the "Restructuring Initiatives"). The Restructuring Initiatives were a result of the Company's previously announced strategic review process to determine how it may better compete in the digital camera market. The Company's reliance on internally designed and manufactured digital cameras ended at the end of Fiscal 2005. Table I -- Restructuring Liability, below, reconciles the beginning and ending balances of the Company's restructuring reserve. Table II -- Restructuring Charges incurred in Third Quarter Fiscal 2005 and Fiscal 2005 YTD presents the related expenses in the statement of operations.

Table I - Restructuring Liability

(in thousands)

Restructuring Accrual
                                Severance
                                ---------
Charges                           $ 702
Payments                           (542)
                                  -----
Balance as of January 1, 2005     $ 160
Charges                             262
Payments                           (242)
                                  -----
Balance as of April 2, 2005         180
Charges                             253
Payments                           (323)
                                  -----
Balance as of July 2, 2005        $ 110
Charges                              --
Payments                           (110)
                                  -----
Balance as of April 1, 2006       $  --
                                  =====

Table II -- Restructuring Charges Incurred Third Quarter Fiscal 2005 and Fiscal 2005 YTD

(in thousands)                                                 April 2, 2005
                                     ----------------------------------------------------------------
                                               Quarter Ended                   Nine Months Ended
                                     ------------------------------   -------------------------------
                                                  Inventory                       Inventory
Restructuring Charges                Severance   Impairment   Total   Severance   Impairment   Total
----------------------------------   ---------   ----------   -----   ---------   ----------   ------
Cost of products sold                   $248         671      $919      $949        $4,272     $5,221
General and administrative expense        10                    10        11           --          11
Selling Expense                            4          --         4         4            --          4
                                        ----         ---      ----      ----        ------     ------
Total                                   $262         671      $933      $964        $4,272     $5,236
                                        ====         ===      ====      ====        ======     ======

During the Third Quarter Fiscal 2005 and Fiscal 2005 YTD, the Company recorded an additional $0.7 million and $1.2 million, respectively, in depreciation expense, which is included in cost of products sold, related to the reduction in useful lives of the molds and tooling formerly used in the manufacturing of digital cameras.

In connection with the Restructuring Initiatives, the Company also incurred other charges related to retention costs of employees that were not terminated. The services of these employees benefited parts of the business other than the manufacture of digital cameras. Accordingly, these retention costs are classified as other charges in Table III below.

During the Third Quarter Fiscal 2006 and Fiscal 2006 YTD, we incurred approximately $0 and $0.2 million, respectively, in expenses related to employee retention.

COST-REDUCTION INITIATIVES

The Company continues to evaluate its cost structure and implement cost-reduction initiatives as appropriate. During Fiscal 2006 YTD, cost-reduction initiatives, included, among other things, the separation of three executives and the elimination of certain employee positions. As a result, in the Second Quarter Fiscal 2006 and Third Quarter Fiscal 2006, we recorded total charges of $1.1 million and $0.1 million, respectively, related to severance costs. On May 11, 2006, the Company initiated the implementation of an operating strategy that included a realignment of its operations in Europe. See Note 14 -- Subsequent Events, Significant De-Emphasis of Digital Camera Sales in Europe.


During Fiscal 2005, cost-reduction initiatives included, among other things, the elimination of certain employee positions and consolidation of certain operations in the United Kingdom, France and Germany into our operations in Jena, Germany. As part of the consolidation, the Company entered into severance and retention agreements with certain employees affected by its decision to consolidate these European operations.

Table III -- Other Charges, below, reconciles the beginning and ending balances of the accrual (prepaid) amounts related to other charges.

Table III -- Other Charges
(in thousands)

Accrual (prepaid)
                                  Severance   Retention    Total
                                  ---------   ---------   ------
Balance as of January 1, 2005      $   --       $ (43)    $  (43)
Charges                               377         100        477
Payments                                          (61)       (61)
                                   ------       -----     ------
Balance as of April 2, 2005        $  377       $  (4)    $  373
Charges                              (117)        206         89
Payments                              (70)        (73)      (143)
                                   ------       -----     ------
Balance as July 2, 2005            $  190       $ 129     $  319
Charges                                --         107        107
Payments                              (26)        (37)       (63)
                                   ------       -----     ------
Balance as October 1, 2005         $  164       $ 199     $  363
Charges                             1,138          70      1,208
Payments                              (16)       (133)      (149)
                                   ------       -----     ------
Balance as of December 31, 2005    $1,286       $ 136     $1,422
Charges                                83          --         83
Reversal                               --         (21)       (21)
Payments                             (249)       (105)      (354)
                                   ------       -----     ------
Balance as of April 1, 2006        $1,120          10      1,130
                                   ======       =====     ======

Table IV -- Other Charges incurred in Third Quarter Fiscal 2006 and Fiscal 2006 YTD presents the related expenses in the statement of operations.

Table IV -- Other Charges (Statement of Operations)
(in thousands)

                                     For the quarter ended   For the nine months ended
                                     ---------------------   -------------------------
                                      April 1,   April 2,       April 1,   April 2,
Other Charges                           2006       2005           2006       2005
----------------------------------    --------   --------       --------   --------
Cost of products sold                   $ --       $ 67          $   96      $ 86
Selling expense                           72        267              86       269
General and administrative expense       (10)       143           1,195       152
                                        ----       ----          ------      ----
Total                                   $ 62       $477          $1,377      $507
                                        ====       ====          ======      ====

NOTE 14 -- SUBSEQUENT EVENTS:

SIGNIFICANT DE-EMPHASIS OF DIGITAL CAMERA SALES IN EUROPE

Although the Company has outsourced the manufacture of digital cameras, the Company continues to experience significant pricing pressures that have resulted in negative gross profit margins from the sales of digital cameras in Europe. As a result, on May 11, 2006, as part of its strategic review process, the Company initiated the implementation of an operating strategy in Europe designed to significantly de-emphasize the sale of digital cameras and increase its focus on the sales of single-use and 35mm traditional film cameras. The Company believes this strategy provides it with a more viable operating strategy to compete in the European camera market. In connection with this strategy, the Company will realign our operations in Europe to focus primarily on the sales of single-use and 35mm traditional film cameras. As part of this realignment, the Company does not currently anticipate maintaining an operating presence in Germany and the Company anticipates a reduction in size of our Asian outsourcing organization. These actions will result in the elimination of approximately 82 employee positions during the fourth quarter of Fiscal 2006 and the first quarter of the 2007 fiscal year. In the fourth quarter of Fiscal 2006, the Company anticipates incurring a charge of approximately $0.7 million primarily related to employee severance and retention costs, of which $0.6 million will require cash expenditures in the 2007 fiscal year. In the near term, the Company expects the significant de-emphasis of digital camera sales in Europe will result in a significant reduction in its net sales but the Company anticipates the reduction in digital camera sales and costs will improve its gross profit margins.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Annual Report on Form 10-K for Fiscal 2005, as amended by the Annual Report on Form 10-K/A filed with the SEC as of December 19, 2005 ("Form 10-K/A"), including the consolidated financial statements and the related notes thereto. Except for historical information contained herein, the matters discussed below are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including, but not limited to, economic, governmental, political, competitive and technological factors affecting the Company's operations, markets, products, prices and other factors discussed elsewhere in this report and other reports filed with the SEC. See Part II, Item 1A, "Risk Factors" below and in the Form 10-K/A. These factors may cause results to differ materially from the statements made in this report or otherwise made by or on behalf of the Company.

OVERVIEW

We market and sell popularly priced, easy-to-use image capture products including single-use, digital and 35mm traditional film cameras. We design, develop, manufacture and assemble our single-use cameras in the Peoples Republic of China ("PRC"). We ceased manufacturing digital cameras at the end of the fourth quarter of Fiscal 2005 and outsourced the manufacture of digital cameras during Fiscal 2006 as needed. We sell our private label and brand name products to our retail sales and distribution ("RSD") customers worldwide (either directly or through third-party distributors). During Fiscal 2005, our design and manufacturing services ("DMS") sales of single-use cameras declined primarily as a result of the decision of Eastman Kodak Company ("Kodak") to cease purchases under its two DMS contracts with us. Although we continue to seek and evaluate DMS business opportunities, we had no DMS sales during Fiscal 2006 YTD and expect no further DMS sales during the remainder of Fiscal 2006.

EXECUTIVE SUMMARY

QUARTER-OVER-QUARTER RESULTS OF OPERATIONS

Our operating loss in the Third Quarter Fiscal 2006 was $(4.7) million as compared to an operating loss of $(14.9) million for the same period Third Quarter Fiscal 2005.

Significant factors contributing to the quarter-over-quarter reduction of our operating loss were:

          1.   Lower digital camera and component inventory charges;

          2.   Lower product design and manufacturing labor and overhead costs;
               and

          3.   Lower restructuring and other charges.

Lower Digital Camera and Component Inventory Charges

We continue to experience significant competition and price declines in the digital camera market. The inventory charges recorded for the Third Quarter Fiscal 2006, however, were $0.1 million as compared to $3.7 million recorded in the Third Quarter Fiscal 2005. The reduction in inventory charges was primarily due to a significant reduction in our digital raw material components, work-in-process and finished goods inventory levels resulting from our implementation of the Restructuring Initiatives and the resulting outsourced manufacture of digital cameras in Fiscal 2005 and improved inventory management processes. This reduction in inventory charges contributed $3.6 million to the reduction of our quarter-over-quarter operating loss.

Lower Product Design and Manufacturing Labor and Overhead Costs

As a result of the Restructuring Initiatives implemented in Fiscal 2005 designed to eliminate our reliance on internally designed and manufactured digital cameras and to increase reliance on the outsourced manufacture of digital cameras, we significantly reduced our product design costs and manufacturing labor and overhead costs. As compared to the Third Quarter Fiscal 2005, these manufacturing-related cost reductions, together with increased efficiencies and production volumes related to the manufacture of single-use cameras, resulted in a decrease in product design costs and reduced under-absorption of manufacturing labor and overhead in the Third Quarter Fiscal 2006 in the amounts of $1.0 million and $2.6 million, respectively. This reduction in product design costs and manufacturing labor and overhead costs resulted in a further reduction of $3.6 million in our quarter-over-quarter operating loss.

Lower Restructuring and Other Charges

The Restructuring Initiatives implemented in Fiscal 2005 resulted in significant costs for restructuring and other charges. In the Third Quarter Fiscal 2005, the Company incurred restructuring charges of $0.3 million related to employee severance and $0.7 million related to inventory impairment and recorded an additional $0.7 million in depreciation expense related to the reduction in the useful lives of the molds and tooling formerly used in the manufacture of digital cameras. In addition to the restructuring charges, in the Third Quarter Fiscal 2005, we incurred other charges of $0.5 million related to employee severance as part of the consolidation of operations in Europe. During the Third Quarter Fiscal 2006, we incurred $0.1 million in severance costs. As compared to Third Quarter Fiscal 2005, restructuring and other charges decreased by $1.7 million and $0.4 million respectively, which contributed to a reduction of $2.1 million to the quarter-over-quarter operating loss.

THIRD QUARTER FISCAL 2006 RESULTS OF OPERATIONS

We significantly reduced our operating loss by $10.2 million, or 68.5%, in the Third Quarter Fiscal 2006 as compared to Third Quarter Fiscal 2005, but we still recorded an operating loss of $(4.7) million during the quarter.

Factors contributing to the Third Quarter Fiscal 2006 operating loss were:

          1. Lower than expected single-use and 35mm traditional film camera sales; and

          2.   Negative digital camera gross profit margins.

Lower than Expected Single-Use and 35mm Traditional Film Camera Sales

In the Third Quarter Fiscal 2006, we experienced lower than expected single-use and 35mm traditional film camera sales. As a result of lower than expected single-use and 35mm traditional film camera sales, the gross profit margins were insufficient to cover our operating expenses in the Third Quarter Fiscal 2006. Typically, we have experienced lower sales of our products in the third quarter of its fiscal year due to seasonal fluctuations in the demand for cameras. In addition to our lower than expected single-use and 35mm traditional film camera sales, our de-emphasis of digital camera sales in the Americas and decreased sales of digital cameras in Europe also contributed to lower sales in the Third Quarter Fiscal 2006.

Negative Digital Camera Gross Profit Margins

Although we now outsource the manufacture of digital cameras, we continue to experience significant competitive pricing pressures that have resulted in negative digital camera gross profit margins. We also experienced significantly reduced digital camera sales, in the Third Quarter Fiscal 2006 as compared to Third Quarter Fiscal 2005. In addition, we did not realize a gross profit on the sales of digital cameras whose carrying values were lowered in prior periods. Since we lowered the carrying value of certain digital camera inventory, sales of such digital camera inventory in future periods will result, on average, in approximately zero gross profit margins as in prior periods, resulted in zero gross profit margins.

In total, although we have significantly increased our gross profit margin and lowered our costs, our Third Quarter Fiscal 2006 gross profit margins were not sufficient to cover our costs. We have significantly increased our emphasis on the sale of single-use and to a lesser extent 35mm traditional film cameras, which has resulted in increased gross profit margins. However, we continue to face challenges in achieving our gross profit margin targets for digital cameras although we have outsourced the manufacture of these products. Our sale of digital cameras with negative gross profit margins has not enabled us to achieve our overall gross profit margin targets. In light of these trends, we continue to take action and review our strategies, including and relating to: (i) implementation of additional cost reductions; (ii) continued de-emphasis of the sales of digital cameras and (iii) potential new business initiatives. There can be no assurances that implementing any such initiatives will successfully reverse our losses, increase our revenues, decrease our costs or improve our results of operations.

SIGNIFICANT DE-EMPHASIS OF DIGITAL CAMERA SALES IN EUROPE

Although we have outsourced the manufacture of digital cameras, we continue to experience significant pricing pressures that have resulted in negative gross profit margins from the sales of digital cameras in Europe. As a result, on May 11, 2006, as part of our strategic review process, we initiated the implementation of an operating strategy in Europe designed to significantly de-emphasize the sale of digital cameras and increase our focus on the sales of single-use and 35mm traditional film cameras. We believe this strategy provides us with a more viable operating strategy to compete in the European camera market. In connection with this strategy, we will realign our operations in Europe to focus primarily on the sales of single-use and 35mm traditional film cameras. As part of this realignment, we do not currently anticipate maintaining an operating presence in Germany and we anticipate a reduction in size of our Asian outsourcing organization. These actions will result in the elimination of approximately 82 employee positions during the fourth quarter of Fiscal 2006 and the first quarter of the 2007 fiscal year. In the fourth quarter of Fiscal 2006, we anticipate incurring a charge of approximately $0.7 million primarily related to employee severance and retention costs, of which $0.6 million will require cash expenditures in the 2007 fiscal year. In the near term, we expect the significant de-emphasis of digital camera sales in Europe will result in a significant reduction in our net sales but we anticipate the reduction in digital camera sales and costs will improve our gross profit margins.

In connection with the de-emphasis of our current digital camera sales in Europe, we are exploring other alternative uses for our JENOPTIK brand name and trademark. If we are unable to determine an acceptable alternative use for the JENOPTIK brand name and trademark, we could potentially record a charge of up to $1.6 million during the fourth quarter of Fiscal 2006 related to the impairment of previously recorded capitalized costs associated with the JENOPTIK license.

ACCELERATED FILER STATUS

On December 21, 2005, the SEC published final rules that, among other things, revised the definition of "accelerated filer" to make it simpler for accelerated filers whose public float falls below the $50 million threshold to exit accelerated filer status. Under the new rules, an accelerated filer that has voting and non-voting equity held by non-affiliates of less then $50 million is permitted to exit accelerated filer status at the end of the fiscal year in which its equity falls below $50 million at the end of its second fiscal quarter end and to file its annual report for that year and subsequent periodic reports on a non-accelerated basis. Accelerated filer status affects an issuer's deadlines for filing its periodic reports with the SEC and complying with the requirements of Section 404 ("Section 404") of the Sarbanes-Oxley Act of 2002. A non-accelerated filer must begin to comply with the internal control over financial reporting requirements, including the attestation report of a registered public accounting firm, for its first fiscal year ending on or after July 15, 2007.

Since our closing Common Stock price on December 30, 2005 was $1.19 and, of the approximately 28.7 million shares outstanding, at least 25% were held by our affiliates, our public float approximated $21.5 million as of such date. As a result, we will exit accelerated filer status as of the end of Fiscal 2006 and we will be treated as a non-accelerated filer with respect to the filing deadline for our 2006 Annual Report on Form 10-K ("Form 10-K") and for the three quarterly reports that we will file with the SEC during the 2007 fiscal year. As a non-accelerated filer, we will be required to file our Form 10-K within 90 days (increased from the current 75 days) after the fiscal year end and our quarterly reports within 45 days (increased from the current 40 days) after the fiscal quarter end.

For our company, these rules constitute a reprieve from Section 404 compliance and the accompanying internal and external compliance costs, including, without limitation, the costs incurred in connection with an annual internal control audit and attestation by our independent registered public accounting firm. However, since we will not exit accelerated filer status until the end of Fiscal 2006, we must report any changes in our internal control over financial reporting in this report for the Third Quarter Fiscal 2006.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 156, "Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140". Among other changes, SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability in certain situations and defines measurement methods for these assets and liabilities. SFAS No. 156 is effective for the fiscal year that begins after September 15, 2006. We do not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", an amendment of SFAS No.133 and SFAS No. 140. Among other changes, SFAS No. 155 further defines what constitutes a derivative as defined by SFAS No. 133, and addresses certain measurement issues regarding hybrid financial instruments. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material impact on our financial position or results of operations.

RESULTS OF OPERATIONS

QUARTER ENDED APRIL 1, 2006 COMPARED TO THE QUARTER ENDED APRIL 2, 2005

NET SALES

Net sales of our products for the Third Quarter Fiscal 2006 were $18.9 million, a decrease of $7.3 million, or 27.9%, as compared to net sales for the Third Quarter Fiscal 2005 resulting from our decision to de-emphasize digital camera sales and an overall decline of the single-use and 35mm traditional film camera markets.

RSD net sales were $18.9 million for the Third Quarter Fiscal 2006, a decrease of $7.3 million, or 27.9%, as compared to the Third Quarter Fiscal 2005, and accounted for 100% of total net sales.

RSD net sales from our operations in the Americas for the Third Quarter Fiscal 2006 were $11.8 million, a decrease of $5.7 million, or 32.6%, as compared to the Third Quarter Fiscal 2005. The decrease in RSD net sales in the Americas was due primarily to decreased single-use camera sales to Walgreens and decreases in digital camera sales to Wal-Mart and other customers. See Note 2 -- Significant Customers in the Notes to the Condensed Consolidated Financial Statements and the "Overview" above.

RSD net sales from our operations in Europe for the Third Quarter Fiscal 2006 were $6.9 million, a decrease of $1.4 million, or 16.9%, as compared to the Third Quarter Fiscal 2005, primarily the result of an overall reduction in sales of digital cameras.

RSD net sales from our operations in Asia for the Third Quarter Fiscal 2006 and the Third Quarter Fiscal 2005 were $0.2 million, respectively.

There were no DMS sales in the Third Quarter Fiscal 2006, as compared to nominal DMS net sales of $0.1 million in the Third Quarter Fiscal 2005, because of the cessation of sales to Kodak, our only DMS customer during Fiscal 2005, for whom we had manufactured products under two DMS agreements. One of the Kodak agreements expired in the Third Quarter Fiscal 2005. The term of the second Kodak agreement expires on January 31, 2008 but there were no sales to Kodak under such agreement in the Third Quarter Fiscal 2006 and no sales are anticipated during the remainder of Fiscal 2006. Sales to Kodak in the Third Quarter Fiscal 2005 accounted for 0.3 % of total net sales. See Note 2 -- Significant Customers in the Notes to the Condensed Consolidated Financial Statements.

GROSS PROFIT (DEFICIT)

Gross profit for the Third Quarter Fiscal 2006 was $1.8 million, or 9.5% of net sales, versus gross (deficit) of $(5.5) million, or 21.1% of net sales, in the Third Quarter Fiscal 2005. During the Third Quarter Fiscal 2006 as compared to Third Quarter Fiscal 2005, gross profit, in dollars and as a percentage of net sales, was positively affected by the following factors: (i) a reduction of $3.6 million in charges to reduce the carrying value of certain finished goods and return camera inventory below their cost basis to their estimated net realizable market value resulting from price declines, (ii) lower product design costs and reduced under-absorption of manufacturing labor and overhead of $1.0 million and $2.6. million, respectively and (iii) the reduction of restructuring and other charges of $1.7 million and $0.4 million, respectively; and was negatively affected by (i) lower than expected single-use and 35mm traditional film camera sales and (ii) negative gross profit margin percentages on the sales of digital cameras and no gross profit on the sales of certain digital cameras whose carrying values were lowered in Fiscal 2005 and Fiscal 2006 YTD. Since we lowered the carrying value of certain digital inventory in prior periods, sales of such digital inventory in future periods will not be profitable.

Product engineering, design and development costs for the Third Quarter Fiscal 2006 and the Third Quarter Fiscal 2005, in dollars and as a percentage of net sales, were $0.9 million, or 4.8%, and $1.9 million, or 7.3%, respectively.

OPERATING EXPENSES

Selling expenses for the Third Quarter Fiscal 2006 were $2.6 million, or 13.8% of net sales, compared to $3.6 million, or 13.7% of net sales, for the Third Quarter Fiscal 2005. The dollar decrease was primarily due to a reduction of sales and marketing personnel and related marketing activities.

General and administrative ("G&A") expenses for the Third Quarter Fiscal 2006 were $4.2 million, or 22.2% of net sales, compared to $5.8 million, or 22.1% of net sales, for the Third Quarter Fiscal 2005. The dollar decrease was primarily due to a reduction in professional fees of $1.2 million associated with our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX") in connection with assessing our internal control over financial reporting. As a result of new rules that the SEC adopted in December 2005, we will no longer be an accelerated filer as of the end of Fiscal 2006 and will not be required to report on our internal control over financial reporting for Fiscal 2006. For more information regarding the new SEC rules and their effect on us, see "Accelerated Filer Status" above.

STOCK-BASED COMPENSATION

During the Third Quarter Fiscal 2006, we recorded approximately $83,000 in compensation costs related to stock options outstanding under its stock option plans. We consider all of our stock-based compensation expense or income as a component of general and administrative costs. In addition, no amount of share-based compensation cost was capitalized as part of capital expenditures or inventory for the periods presented. For further discussion, see Note 9 - Stock-Based Compensation in the Notes to Condensed Consolidated Financial Statements.

INTEREST EXPENSE

Interest expense was $0.1 million and $0.2 million for the Third Quarter Fiscal 2006 and the Third Quarter Fiscal 2005, respectively. The reduction was due to a decrease in borrowings.

OTHER INCOME, NET

Other income, net was $0.4 million for the Third Quarter Fiscal 2006 and $0.4 million for the Third Quarter Fiscal 2005. See Note 3 -- Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements.

INCOME TAXES

In the Third Quarter Fiscal 2006 and the fourth quarter of Fiscal 2005, based upon all of the available evidence, management determined that it was not more likely than not that its deferred income tax assets will be fully realized. Accordingly, we recorded a valuation allowance for the entire balance of our deferred income tax assets as of April 1, 2006 and July 2, 2005. During the Third Quarter Fiscal 2006 and the Third Quarter Fiscal 2005, we recorded a provision for income taxes of $40,000 and $0.1 million, respectively. The Third Quarter Fiscal 2006 and the Third Quarter Fiscal 2005 income tax provisions relate to income tax liabilities incurred by certain of our foreign subsidiaries. These foreign subsidiaries do not have net operating losses to offset such liabilities. For further discussion, see Note 3 -- Summary of Significant Accounting Policies -- Income Taxes in the Notes to Condensed Consolidated Financial Statements.

NET LOSS

We incurred a net loss of $(4.7) million, or $(0.16) per basic and diluted common share, for the Third Quarter Fiscal 2006 as compared to a net loss of $(14.9) million, or $(0.51) per basic and diluted common share, for the Third Quarter Fiscal 2005.

RESULTS OF OPERATIONS

FISCAL 2006 YTD COMPARED TO FISCAL 2005 YTD

NET SALES

Net sales for Fiscal 2006 YTD were $104.6 million, a decrease of $18.9 million, or 15.3%, as compared to net sales for Fiscal 2005 YTD. The decrease in net sales was due to the cessation of DMS single-use camera sales to Kodak and a decrease in RSD digital and 35mm traditional film camera sales, partially offset by an overall increase in RSD single-use camera sales.

RSD net sales were $104.6 million for Fiscal 2006 YTD, a decrease of $5.8 million, or 5.3%, as compared to Fiscal 2005 YTD, and accounted for 100% of total net sales.

RSD net sales from our operations in the Americas for Fiscal 2006 YTD were $
61.3 million, an increase of $6.5 million, or 11.9%, as compared to Fiscal 2005 YTD. The increase in RSD net sales was due primarily to increased single-use camera sales to Walgreens and Wal-Mart. See Note 2 -- Significant Customers in the Notes to the Condensed Consolidated Financial Statements.

RSD net sales from our operations in Europe for Fiscal 2006 YTD were $42.7 million, a decrease of $8.2 million, or 16.1%, as compared to Fiscal 2005 YTD. The decrease was primarily due to reduced digital camera sales.

RSD net sales from our operations in Asia for Fiscal 2006 YTD were $0.6 million, a decrease of $4.1 million, or 87.2%, as compared to Fiscal 2005 YTD. The decrease was attributable primarily to reduced digital camera sales by our subsidiary in Japan.

There were no DMS sales in Fiscal 2006 YTD, as compared to DMS net sales of $13.1 million for Fiscal 2005 YTD because of the cessation of sales to Kodak, for whom the Company previously manufactured products under two DMS agreements. For Fiscal 2005 YTD, sales to Kodak accounted for 10.2% of total net sales. See
Note 2 -- Significant Customers in the Notes to the Condensed Consolidated Financial Statements.

GROSS PROFIT (DEFICIT)

Gross profit for Fiscal 2006 YTD was $9.9 million, or 9.5% of net sales, versus gross (deficit) of $(8.6) million, or 7.0% of net sales, in Fiscal 2005 YTD. During Fiscal 2006 YTD, gross profit, in dollars and as a percentage of net sales, was positively affected by the following factors: (i) a reduction of $12 million in charges to reduce the carrying value of certain finished goods and return camera inventory below their cost basis to their estimated net realizable market value resulting from price declines, and (ii) lower product design costs and reduced under-absorption of manufacturing labor and overhead of $4.5 million and $5.8 million, respectively; and was negatively affected by (i) negative gross profit margins on the sales of digital cameras and (ii) no gross profit on the sales of certain digital cameras whose carrying values were lowered in Fiscal 2005 and Fiscal 2006 YTD. Since we lowered the carrying value of certain digital inventory in prior periods, sales of such digital inventory in future periods will not be profitable.

Product engineering, design and development costs for Fiscal 2006 YTD and Fiscal 2005 YTD, in dollars and as a percentage of net sales, were $3.0 million, or 2.9%, and $7.5 million, or 6.1%, respectively.

OPERATING EXPENSES

Selling expenses for Fiscal 2006 YTD were $10.2 million, or 9.8% of net sales, compared to $12.7 million, or 10.3% of net sales, for Fiscal 2005 YTD. The decrease of $2.5 million was primarily due to the reduction of sales and marketing personnel and related marketing activities.

G&A expenses for Fiscal 2006 YTD were $16.0 million, or 15.3% of net sales, compared to $17.6 million, or 14.3% of net sales, for Fiscal 2005 YTD. The dollar decrease in G&A expenses was primarily due to a decrease in professional fees of $1.4 million associated with implementing measures to comply with SOX and other legal and consulting expenses. As a result of new rules that the SEC adopted in December 2005, we will no longer be an accelerated filer as of the end of Fiscal 2006 and, as a result, will not be required to report on our internal control over financial reporting for Fiscal 2006. For more information regarding the new SEC rules and their effect on us, see "Accelerated Filer Status" above.

INTEREST EXPENSE

Interest expense was $0.3 million and $0.8 million for Fiscal 2006 YTD and Fiscal 2005 YTD, respectively. The reduction was due to a decrease in borrowings.

OTHER INCOME, NET

Other income, net was $0.5 and $2.7 million for Fiscal 2006 YTD and Fiscal 2005 YTD, respectively. The decrease was primarily attributable to foreign exchange losses incurred during Fiscal 2006 YTD as compared to foreign exchange gains recorded in Fiscal 2005 YTD. See Note 3 -- Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements.

INCOME TAXES

We recorded a provision for income taxes of $0.2 million and $0.3 million in Fiscal 2006 YTD and Fiscal 2005 YTD, respectively. The Fiscal 2006 YTD income tax provision relates to income tax liabilities incurred by certain of our foreign subsidiaries. These foreign subsidiaries do not have net operating losses to offset such liabilities. For further discussion, see Note 3 -- Summary of Significant Accounting Policies -- Income Taxes in the Notes to Condensed Consolidated Financial Statements.

NET LOSS

We incurred a net loss of $(16.3) million, or $(0.56) per common share, for Fiscal 2006 YTD as compared to a net loss of $(37.2) million, or $(1.28) per common share, for Fiscal 2005 YTD.

COST-REDUCTION INITIATIVES

During Fiscal 2005, we announced Restructuring Initiatives designed to eliminate our reliance on internally designed and manufactured digital cameras and to increase the design, co-development and purchase of digital cameras from outsourced manufacturers to provide competitive products to the retail market. The Restructuring Initiatives were a result of our previously announced strategic review process to determine how we may better compete in the digital camera market. We ceased relying on internally designed and manufactured digital cameras at the end of Fiscal 2005.

In connection with the Restructuring Initiatives, we also incurred other charges related to retention costs of employees that were not terminated. The services of these employees benefit parts of our business other than the manufacture of digital cameras. Accordingly, these retention costs were classified as other charges. During the Third Quarter Fiscal 2006 and Fiscal 2006 YTD, we incurred approximately $0 and $0.2 million, respectively, in expenses related to employee retention.

We continue to evaluate our cost structure and implement cost-reduction initiatives as appropriate. During Fiscal 2006, cost-reduction initiatives included, among other things, the separation of three executives and the elimination of certain employee positions. As a result of the separation of the three executives and the elimination of certain employee positions in the Second Quarter Fiscal 2006 and Third Quarter Fiscal 2006, we recorded total charges of $1.1 million and $0.1 million, respectively, related to severance costs.

During Fiscal 2005 cost-reduction initiatives included, among other things, the elimination of certain employee positions and consolidation of certain operations in the United Kingdom, France and Germany into our operations in Jena, Germany. As part of the consolidation, the Company entered into severance and retention agreements with certain employees affected by its decision to consolidate these European operations.

LIQUIDITY AND CAPITAL RESOURCES

We are not aware of factors that are reasonably likely to adversely affect liquidity trends, other than those factors summarized under the caption "Risk Factors" in this report and in our Form 10-K/A. We are not engaged in hedging activities and had no forward exchange contracts outstanding at April 1, 2006. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with accounting principles generally accepted in the United States and are more fully discussed below.

We believe that our cash and cash equivalents, short-term investments, anticipated cash flow from working capital and amounts available under our financing facilities provide sufficient liquidity and capital resources for our anticipated working capital and capital expenditure requirements for at least the next twelve months.

Working Capital - At April 1, 2006, we had working capital of $46.3 million compared to $61.8 million at July 2, 2005, a decrease of $15.5 million. The decrease was the result of funding our Fiscal 2006 YTD operating loss.

Cash Used In Operating Activities - Cash used in operating activities during Fiscal 2006 YTD was $10.4 million, which compared unfavorably to cash used in operating activities of $3.6 million during Fiscal 2005 YTD. The changes in cash used in operating activities for the respective fiscal periods were primarily attributable to the increase of restricted cash and the reduction of accounts payable, partially offset by a decrease in accounts receivable and inventory.

Cash Provided by Investing Activities - Proceeds from the sale of short-term investments and capital expenditures were $8.8 million and $5.0 million, for Fiscal 2006 YTD and Fiscal 2005 YTD, respectively. The increase related primarily to the proceeds received from the sale of short-term investments in Fiscal 2006.

Cash Used in Financing Activities - Cash used in financing activities during Fiscal 2006 YTD and Fiscal 2005 YTD was approximately $1.4 million and $5.6 million, respectively. The decrease relates to the reduced net short-term borrowings made under our financing facilities. See Hong Kong Financing Facilities below.

Operating Leases - We enter into operating leases in the ordinary course of business (e.g., warehouse facilities, office space and equipment). The effects of outstanding leases are not material to us in terms of either annual cash flow or in total future minimum payments.

Purchase Commitments - In the ordinary course of our business, we enter into purchase commitments for components, raw materials, supplies, services, finished camera products, and property, plant and equipment. At April 1, 2006, we had $15.7 million in non-cancelable purchase commitments relating to the purchase of raw materials, components and finished goods inventory from various suppliers. In the aggregate, such commitments are not at prices in excess of current market values (except for those instances in which the cost basis has been lowered to net realizable value) and typically do not exceed one year.

Other Contractual Obligations - We do not have any material financial guarantees or other contractual commitments that are reasonably likely to have an adverse effect on liquidity. See Hong Kong Financing Facilities below for additional information about the corporate guarantees we provided in connection with our financing facilities. See also Note 11 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

License Agreements -- See Note 11 -- Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

Intellectual Property Claims -- See Note 11 - Commitments and Contingencies and
Note 12 - Litigation and Settlements in the Notes to Condensed Consolidated Financial Statements.

Hong Kong Financing Facilities

As of April 1, 2006, pursuant to a proposal dated January 4, 2006 and accepted on January 24, 2006 (the "January 2006 Agreement) Concord Camera HK Limited ("CCHK"), our Hong Kong subsidiary, had a revolving demand credit facility and a guarantee facility with The Hongkong and Shanghai Banking Corporation Limited ("HSBC") providing an aggregate of approximately $8.2 million in borrowing capacity. See our Current Report on Form 8-K filed with the SEC on January 26, 2006. The revolving credit facility included an import facility of approximately $7.7 million and a guarantee facility of 380,000 Euros (equal to approximately $0.5 million) (collectively, the "Financing Facilities"). The Financing Facilities are denominated in Hong Kong Dollars and bear interest at variable rates, as follows: 1.75% over the Hong Kong Interbank Offered Rate on import loans denominated in Hong Kong Dollars and 1.75% over the Singapore Interbank Offered Rate for transactions denominated in currency other than the Hong Kong Dollar. Since 1983, the Hong Kong Dollar has been pegged to the U.S. Dollar. Pursuant to the January 2006 Agreement, we and HSBC agreed, among other things, to provide HSBC with cash deposits pledged as security in the amount of $8.2 million. Upon receipt of CCHK's acceptance of the proposal and the Company's $8.2 million cash security deposit, HSBC cancelled (i) our corporate guarantees up to the aggregate amount of $13.7 million and the guarantee facility of 380,000 Euros; (ii) HSBC's security interest in substantially all of CCHK's assets; (iii) the Letters of Undertaking from CCHK to HSBC dated 1998, 1999, and 2000, pursuant to which CCHK was subject to, among other things, certain covenants; and (iv) the Capitalization and Subordination Agreement and the Subordination Agreement, each dated March 31, 2005, the provisions of which were described in the Current Report on Form 8-K we filed with the SEC on October 21, 2005. At April 1, 2006, we had $8.2 million in cash deposits pledged as security under the Financing Facilities, classified as restricted cash in the condensed consolidated balance sheets.

At April 1, 2006 and July 2, 2005, we had $1.6 million and $2.9 million, respectively, in short-term borrowings outstanding under the import facility described above. The weighted average borrowing rates on the short-term borrowings as of April 1, 2006 and July 2, 2005, were 6.48% and 4.15%, respectively.

Deferred Compensation

As previously disclosed in our Current Report on Form 8-K filed with the SEC on November 29, 2005, during the quarter ended December 31, 2005 ("Second Quarter Fiscal 2006"), pursuant to the Company's amendments to its supplemental executive retirement plans (each, a "SERP" and collectively, the "SERPs"), certain executives, including the Company's Chairman (collectively, the "SERP Participants"), were to receive distributions of their vested account balances from their respective SERPs before the end of calendar year 2005. The amended SERP between the Company and its Chairman provided that the Chairman was to receive a distribution of certain other vested account balances from his SERP in the Third Quarter Fiscal 2006. Accordingly, on January 3, 2006, the Chairman received a SERP distribution totaling approximately $7.1 million. Since the SERPs were funded in prior years, the vested amounts distributed to the SERP Participants had no effect on the Company's liquidity. The "Deferred Compensation assets" and "Deferred Compensation liabilities" amounts included in the accompanying condensed consolidated balance sheet as of April 1, 2006 include the effect of the SERP distributions made during the Third Quarter Fiscal 2006.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as: "estimates," "projects," "anticipates," "expects," "intends," "believes," "plans," "forecasts" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors. For a discussion of some of the factors that could cause actual results to differ, see the discussion under "Risk Factors" below and in our Form 10-K/A and subsequently filed reports. We wish to caution the reader that these forward-looking statements, including, without limitation, statements regarding expected cost reductions, anticipated or expected results of the implementation of our restructuring initiatives, cost-reduction initiatives, and possible new business initiatives, anticipated financial benefits of de-emphasizing the sale of digital cameras and eliminating our reliance on internally designed and manufactured digital cameras and increasing the design, co-development and purchase of digital cameras from outsourced manufacturers, the viability of marketing and selling digital cameras and competing in the digital camera market, the cost structure requirements needed to maintain a presence in the digital camera market and to market and sell digital cameras, the development of our business, anticipated revenues or capital expenditures, our ability to improve gross margin percentages on the sale of our products, projected profits or losses and other statements contained in this report regarding matters that are not historical facts, are only estimates or predictions. No assurance can be given that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. In particular, our expected results could be adversely affected by, among other things, production difficulties or economic conditions negatively affecting the market for our products, by our inability to develop and maintain relationships with contract manufacturers or by our inability to negotiate favorable terms with our licensors or with the PRC in connection with the processing agreement that expires in October 2006. Obtaining the results expected from the introduction of any new products or product lines may require timely completion of development, successful ramp-up of full-scale production on a timely basis and customer and consumer acceptance of those products. In addition, future relationships or agreements may require an ability to meet high quality and performance standards, to successfully implement production at greatly increased volumes and to sustain production at greatly increased volumes, as to all of which there can be no assurance. There also can be no assurance that products and new business initiatives under consideration or development will be successfully developed or that once developed such products and initiatives will be commercially successful. Any forward-looking statements contained in this report represent our estimates only as of the date of this report, or as of such earlier dates as are indicated herein, and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

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

In light of our material weaknesses, we performed additional manual controls, procedures and analyses and other pre- and post-closing procedures designed to ensure that our consolidated financial statements are presented fairly in all material respects in accordance with accounting principles generally accepted in the United States. We relied on increased monitoring and review to compensate for the material weaknesses in our internal control over financial reporting. Accordingly, management believes that the condensed consolidated financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

The certifications of our Chief Executive Officer and Principal Financial Officer attached as Exhibits 31.1 and 31.2 to this report include, in paragraph 4 of the certifications, information concerning our disclosure controls and procedures and internal control over financial reporting. These officers believe the certifications to be accurate because, as noted above we had procedures in place during the first, second and third quarters of Fiscal 2006 to prevent and detect errors in our internal control systems. Accordingly, the certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by the certifications.

(b) Changes in Internal Control over Financial Reporting. As disclosed in our Form 10-K/A, management and our independent registered public accounting firm identified ten material weaknesses in our internal control over financial reporting. See also Part II, Item 1A, Risk Factors, below.

Management is taking corrective actions to address our material weaknesses and has developed a plan and a timeline for remediating them. As a result, management believes the following material weaknesses have been remediated:

     o Inventory: Management believes that the controls related to valuation of certain inventory balances in our worldwide inventory and the controls regarding the review and approval of inventory movement and record-keeping are now operating effectively.

     o Value Added Tax: Management believes that the controls related to the collection, remittance, reconciliation, preparation and filing of value added taxes at our German subsidiary are now operating effectively.

     o Foreign Currency Translation: Management believes that recorded journal entries and the related supporting documentation are adequately reviewed and that fluctuations in quarterly analyses can be adequately explained.

     o Asset Impairment: Management believes that the controls related to the timely assessment of impairment of long-lived assets where indicators of impairment are present are now operating effectively.

Although management believes these material weaknesses have been remediated, they have not been tested or opined upon by our independent registered public accounting firm and we cannot assure you that these remediation efforts have been successful or that we will not identify additional weaknesses in our controls and procedures in the future.

Under new SEC rules defining "accelerated filer," we will not be required to report on our internal control over financial reporting until our first fiscal year ending on or after July 15, 2007 unless we requalify as an accelerated filer during fiscal year 2007. See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Accelerated Filer Status" above.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1, Financial Statements, Note 12 -- Litigation and Settlements in the Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

You should carefully consider the risks regarding our company that were previously disclosed in our Form 10-K/A and in our Quarterly Reports on Form 10-Q for the fiscal quarters ended October 1 and December 31, 2005. These and other risks could materially and adversely affect our business, results of operations or financial condition. You should also refer to the other information contained or incorporated by reference in this report, including the "Risk Factors" described in our Form 10-K/A.

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

Although we believe that at least four of the previously identified material weaknesses have been remediated, we cannot assure you that this remediation will be successful or that we will remediate all our material weaknesses by the end of Fiscal 2006. We may continue to experience significant deficiencies and material weaknesses in our internal control over financial reporting in the future, which, if not remediated, may render us unable to detect in a timely manner misstatements that could occur in our financial statements in amounts that may be material.

WE MAY EXPERIENCE LIQUIDITY ISSUES IF OUR RELIANCE ON FINANCING FACILITIES INCREASES.

Our primary source of liquidity has been provided by our short-term investments, funds provided by the collection of accounts receivable and borrowing availability under the Financing Facilities. Our borrowing capacity under the import facility was reduced during calendar year 2005 from $24.0 million in January 2005 to $14.0 million in September 2005 and under a proposal from HSBC dated January 4, 2006, which we accepted on January 24, 2006, now consists of an import facility of $7.7 million and a guarantee facility of Euros 380,000 (equal to approximately $500,000), against which we are required to provide cash deposits pledged as security in the amount of $8.2 million. See Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Hong Kong Financing Facilities" above. Due to our recent losses, we may need to increase our reliance on financing facilities, whether through HSBC or other financial institutions and, as a result, liquidity issues may arise for us due to potential funding limits and debt service requirements imposed by lenders. Additionally, we may not be able to secure such financing on reasonable terms or at all. A significant increase in our indebtedness could increase our financing costs, interfere with our ability to operate our business effectively and have a material adverse effect on our results of operations.

WE MAY NOT CONTINUE TO MEET NASDAQ LISTING STANDARDS.

Under NASDAQ continued listing standard one (Rule 4450(a)), companies listed on the NASDAQ National Market are required to have, among other criteria, total shareholders' equity of at least $10 million and a minimum bid price of at least $1.00 per share. A company may be de-listed from the NASDAQ National Market if its common stock trades below $1.00 per share for 30 consecutive business days and, after receiving a deficiency notice from NASDAQ, does not maintain a minimum bid price of at least $1.00 for 10 consecutive trading days within a period of 180 days from the date of such notice. We cannot give investors in our common stock any assurance that we will be able to maintain compliance with the $1.00 per share minimum bid price standard for continued listing on NASDAQ and that the liquidity that NASDAQ provides will be available to investors in the future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on February 2, 2006, to elect four directors to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified and to ratify the appointment of BDO Seidman, LLP as an independent registered public accounting firm for Fiscal 2006.

The names of the nominees whose terms expired at the 2006 Annual Meeting of Shareholders of the Company and who were elected to serve as directors until the 2007 Annual Meeting are as follows:

Nominee                       For      Withheld Vote
-------                   ----------   -------------
Ira B. Lampert            17,609,401     7,836,694
Ronald S. Cooper          18,102,071     7,344,224
Morris H. Gindi           17,013,474     8,432,821
William J. O'Neill, Jr.   17,918,138     7,528,157

The shareholders ratified the appointment of BDO Siedman, LLP as the Company's independent registered firm for Fiscal 2006 by the following vote: 25,190,430 votes "For"; 69,903 votes "Against"; and 181,490 abstentions.

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

3.2    Restated By-Laws, as amended through July 12, 2004   Incorporated by reference to the Company's
                                                            quarterly report on Form 10-K for the year
                                                            ended July 3, 2004.

31.1   Certification of Chief Executive Officer pursuant    Filed herewith.
       to Rule 13a-14(a)/15d-14(a)

31.2   Certification of Principal Financial Officer         Filed herewith.
       pursuant to Rule 13a-14(a)/15d-14(a)

32.1   Certification of Chief Executive Officer pursuant    Filed herewith.
       to 18 U.S.C. Section 1350

32.2   Certification of Principal Financial Officer         Filed herewith.
       pursuant to 18 U.S.C. Section 1350

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CONCORD CAMERA CORP. (Registrant)


DATE: May 10, 2006                      By: /s/ Blaine A. Robinson
                                            ------------------------------------
                                                  (Signature)
                                            Blaine A. Robinson,
                                            Vice President-Finance, Treasurer
                                            and Assistant Secretary
                                            (Principal Financial Officer)