Form 10-K
period 2006-07-01
CONCORD CAMERA CORP
filed 2006-09-14
CIK 831861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 1, 2006

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

Common Stock, no par value per share               The NASDAQ Stock Market LLC
          (Title of class)                       (Name of each exchange on which
                                                           registered)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. Yes [_]   No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes [_]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated" in Rule 12b-2 of the Exchange Act).

Large accelerated filer [_]   Accelerated filer [_]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes [_]   No [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of December 30, 2005, the last day of business of our most recently completed second fiscal quarter, was approximately $24,185,850 based on the closing price for the registrant's common stock as traded on the NASDAQ Global Market (formerly the NASDAQ National Market) of The NASDAQ Stock Market LLC on such date of $1.19 per share. Solely for the purpose of this calculation, shares held by directors, executive officers and 10% shareholders of the registrant have been excluded.

As of September 5, 2006, there were 28,680,842 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----
                                     PART I

 1.    Business .........................................................     1
1A.    Risk Factors .....................................................     8
1B.    Unresolved Staff Comments ........................................    18
 2.    Properties .......................................................    18
 3.    Legal Proceedings ................................................    18
 4.    Submission of Matters to a Vote of Security Holders ..............    21

                                     PART II

 5.    Market for Registrant's Common Equity, Related Shareholder
       Matters
       and Issuer Purchases of Equity Securities.........................    22
 6.    Selected Financial Data ..........................................    23
 7.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations ........................................    24
7A.    Quantitative and Qualitative Disclosures About Market Risk .......    40
 8.    Financial Statements and Supplementary Data ......................    41
 9.    Changes in and Disagreements with Accountants
       on Accounting and Financial Disclosure ...........................    82
9A.    Controls and Procedures ..........................................    84
9B.    Other Information ................................................    86

                                    PART III

 10.   Directors and Executive Officers of the Registrant ...............    87
 11.   Executive Compensation ...........................................    87
 12.   Security Ownership of Certain Beneficial Owners and Management
       and Related Shareholder Matters ..................................    87
 13.   Certain Relationships and Related Transactions ...................    87
 14.   Principal Accountant Fees and Services ...........................    87

                                     PART IV

 15.   Exhibits and Financial Statement Schedules .......................    88

       Signatures .......................................................    89

                                     PART I

Unless the context indicates otherwise, when used in this report, "we," "us," "our," "Concord" and the "Company" refer to Concord Camera Corp. and its subsidiaries. Our fiscal year ends on the Saturday closest to June 30. Fiscal 2007 refers to the fiscal year ending on June 30, 2007; fiscal 2006 refers to the fiscal year ended July 1, 2006; fiscal 2005 refers to the fiscal year ended July 2, 2005; fiscal 2004 refers to the fiscal year ended July 3, 2004; fiscal 2003 refers to the fiscal year ended June 28, 2003; and fiscal 2002 refers to the fiscal year ended June 29, 2002.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as: "estimates," "projects," "anticipates," "expects," "intends," "believes," "plans," "forecasts" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors. For a discussion of some of the factors that could cause actual results to differ, see the discussion under "Risk Factors" below and subsequently filed reports. We wish to caution the reader that these forward-looking statements, including, without limitation, statements regarding expected cost reductions, anticipated or expected results of the implementation of our restructuring initiatives, cost-reduction initiatives, and new business initiatives, anticipated financial benefits of de-emphasizing the sale of digital cameras and eliminating our reliance on internally designed and manufactured digital cameras and increasing the design, co-development and purchase of digital cameras from outsourced manufacturers, the viability of marketing and selling digital cameras and competing in the digital camera market, the cost structure requirements needed to maintain a presence in the digital camera market and to market and sell digital cameras, the development of our business, anticipated revenues or capital expenditures, our ability to improve gross margin percentages on the sale of our products, projected profits or losses and other statements contained in this report regarding matters that are not historical facts, are only estimates or predictions. No assurance can be given that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. In particular, our expected results could be adversely affected by, among other things, production difficulties or economic conditions negatively affecting the market for our products, by our inability to develop and maintain relationships with contract manufacturers or by our inability to negotiate favorable terms with our licensors or with the People's Republic of China in connection with the processing agreement that expires in October 2006. Obtaining the results expected from the introduction of any new products or product lines may require timely completion of development, successful ramp-up of full-scale production on a timely basis and customer and consumer acceptance of those products. In addition, future relationships or agreements may require an ability to meet high quality and performance standards, to successfully implement production at greatly increased volumes and to sustain production at greatly increased volumes, as to all of which there can be no assurance. There also can be no assurance that products and new business initiatives under consideration or development will be successfully developed or that once developed such products and initiatives will be commercially successful. Any forward-looking statements contained in this report represent our estimates only as of the date of this report, or as of such earlier dates as are indicated herein, and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

ITEM 1. BUSINESS.

We incorporated in New Jersey in 1982. We design, develop, manufacture, outsource and sell popularly priced, easy-to-use image capture products worldwide. Our products include single-use, digital and

35mm traditional film cameras. We manufacture and assemble most of our single-use cameras and certain of our 35mm traditional film cameras at our manufacturing facilities in the Peoples Republic of China ("PRC") and outsource the manufacture of digital cameras and certain of our single-use and 35mm traditional film cameras for sale to retail sales and distribution ("RSD") customers. In fiscal 2005 and fiscal 2006, we de-emphasized the sale of digital cameras and we do not expect digital camera sales to be material in fiscal 2007. We sell our private label and brand-name products to our RSD customers worldwide either directly or through third-party distributors.

During fiscal 2005, we experienced a substantial reduction in single-use camera sales to design and manufacturing services ("DMS") customers, primarily as a result of the decision of Eastman Kodak Company ("Kodak") to cease purchases under its two DMS contracts with us. Although we continued to seek and evaluate DMS business opportunities, there were no DMS sales in fiscal 2006.

In fiscal 2004, we initiated a strategic review process to determine how we may increase sales of our popular single-use cameras and reduce our costs of doing business. The strategic review, which continued in fiscal 2005 and fiscal 2006, led to our initiating a restructuring plan and cost-reduction initiatives. The review also resulted in our decision to de-emphasize the sale of digital cameras. You can find more information on our restructuring plan and cost-reduction initiatives and our fiscal 2006 results of operations in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

In fiscal 2005, we initiated a project to identify, assess and, as appropriate, commercialize new business opportunities and products. For additional information see, "New Business Initiatives" below.

The mailing address of our headquarters is 4000 Hollywood Boulevard, North Tower, Hollywood, Florida 33021, and our telephone number is (954) 331-4200. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and our proxy statements are available free of charge on our Internet website, at http://www.concord-camera.com, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). The information found on our website is not part of this or any other report we file with or furnish to the SEC.

THE IMAGE CAPTURE MARKET

There are three main types of cameras within the amateur image capture market:

     o SINGLE-USE CAMERAS - Single-use cameras are inexpensive, easy-to-use cameras that are sold preloaded with film and batteries and are designed to be used only once by the consumer. After use, the consumer returns the entire camera to the photo processor. The processor then extracts the film and either disposes of the used camera or returns and/or sells it for recycling.

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

IMAGE CAPTURE MARKET TRENDS

Market trends within the image capture industry include the following:

     o SINGLE-USE CAMERAS - According to available third-party market research data, after years of robust growth, the single-use camera market reached its peak of 450 million units sold worldwide in calendar year 2004. Total worldwide sales of single-use cameras declined to 409 million units in calendar 2005 and are projected to decline to 374 million units in calendar 2006. We believe, however, that single-use cameras remain a large and viable category. We believe we are currently the third largest producer of single-use cameras in the world. (Market Research Source-PMA 2006)

          DIGITAL CAMERAS - Digital imaging is fast becoming a mature growth industry, and several key markets have already peaked. According to available third-party market research data, Japan's digital market peaked in calendar 2004, North America's is projected to peak during calendar 2006 and Europe's will peak in calendar 2007. (Market Research Source-InfoTrends 2006)

          The maturation of the Japanese, North American and Western European digital camera markets will likely set off a chain reaction of other trends, such as an increased number of repeat buyers, the practice of designing and marketing digital cameras for late adopters and an industry vendor shakeout. A few major manufacturers such as Konica Minolta, Contax and Kyocera have already exited the market. (Market Research Source-InfoTrends 2006)

          According to InfoTrends 2006, calendar 2006 worldwide digital camera sales are expected to reach nearly 89 million units, representing a 15% increase over calendar 2005 and unit sales are expected to grow until calendar 2010, although most of the growth will come from the Asia-Pacific, Eastern Europe and Latin America regions. The Asia-Pacific region is expected to become the leading region for sales of digital cameras by calendar 2010.

          In the U.S. market, digital camera sales reached 20.5 million units in calendar 2005, up 13% from the previous year. Digital cameras sales in calendar 2006 are expected to be only modestly higher than in calendar 2005 before declining for the first time in calendar 2007 as penetration of digital cameras reaches half of U.S. households and replacement cycles of higher resolution cameras by consumers continue to lengthen.

          35MM TRADITIONAL FILM CAMERAS - 35mm traditional film cameras are being displaced by digital cameras. In the U.S. market, digital cameras began to outsell film cameras in the past two years. The calendar 2005 film camera sales in the United States were reported at
          4.3 million units, a 36% decrease from the previous year. The decline is expected to continue in calendar 2006, with sales projected at 3 million units, which represents about a 30% decrease in sales. The contribution of film cameras to the total sales mix of image capture products in the U.S. was just 17.5% in calendar 2005 and is expected to be about 10% by calendar 2007. Two significant market participants previously announced their withdrawal from the film camera market:
          Nikon (with the exception of two SLR models) and Konica Minolta. In response to the declining market for 35mm traditional film cameras, in fiscal 2006, we reduced our standard product range and focused our sales effort on three key models: motorized, auto focus and zoom cameras. These three models provide the features that suit different consumers' needs at affordable retail prices below $30.

Based on the image capture market trends discussed above, we believe that the market for single-use cameras is the most viable for our company. As a result, we are focusing on increasing our sales of single-use cameras through various sales and marketing initiatives and the development of new single-use camera designs and products with lower costs, improved performance, enhanced quality, greater consumer appeal and new features.

IMAGE CAPTURE PRODUCTS

Our products include single-use, digital and 35mm traditional film cameras. We sell private label and brand-name products to our RSD customers worldwide either directly or through third-party distributors. We design, develop and manufacture most of our single-use cameras and certain of our 35mm traditional film cameras and outsource the manufacture of our digital cameras and certain of our single-use and 35mm traditional film cameras.

We offer a complete line of single-use cameras, including outdoor, flash, auto-wind and underwater models. We believe that we are uniquely structured to provide encasements, finishes and packaging to accommodate different user and customer preferences.

Our digital cameras include resolutions ranging from video graphics array
(VGA) up to and including 8 megapixels. We have de-emphasized, and are continuing to significantly de-emphasize, the sale of digital cameras.

Our 35mm traditional film cameras range from entry-level to fully featured zoom models and include models used by certain RSD customers to support special promotion and loyalty programs offered to their customers.

Our expenditures for product design and development decreased to $3.8 million in fiscal 2006 from $8.4 million in fiscal 2005. We expect design and product development expense to continue to decrease as a result of our de-emphasis of digital camera sales. For additional information regarding product development costs, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

SALES AND MARKETING OF IMAGE CAPTURE PRODUCTS

We sell to retailers on a worldwide basis through offices and/or representatives in the Americas, United Kingdom, Germany and France ("Europe"), and Hong Kong, China and Japan ("Asia"). We currently market our products to retailers on a private label basis and/or under the following brand names:

          o    Concord

          o    EasyShot

          o    Fun Shooter

          o    Jenoptik

          o    Keystone

          o    Le Clic

          o    Polaroid

We have established our presence with our retail customers by offering attractive, easy-to-use and popularly priced single-use, digital and 35mm traditional film cameras. We market many different styles of cameras that are sold through thousands of retail outlets.

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

COMPETITION IN THE IMAGE CAPTURE MARKET

The image capture industry is highly competitive with many companies marketing products to the retail market. As a producer and/or marketer of popularly priced image capture products, we encounter substantial competition from a number of companies, many of which have longer operating histories, more established markets and brand recognition, and more extensive research, development and manufacturing capabilities than we have. Our key competitors in the single-use camera market are Fuji and Kodak both of whom have greater resources than we have or may reasonably be expected to have in the foreseeable future. Maintaining a competitive advantage depends on our ability to develop and manufacture or purchase from outsourced manufacturers high quality products at the lowest cost.

BACKLOG

Due to the lead time required for production and shipping and the need to build inventory to meet seasonal demand, we may at times have a backlog of orders for products. We define backlog as unfulfilled orders supported by signed contracts or purchase orders for delivery of our products generally within the next six months. Our backlog at July 1, 2006 was approximately $13.0 million. We experience fluctuations in our backlog at various times during our fiscal year. We expect that approximately $12.8 million of the unfulfilled orders at July 1, 2006 will be shipped during the first quarter of fiscal 2007. Although we believe that our entire backlog consists of firm orders, our backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer cancellations, order changes, changes in delivery schedules and delays inherent in the shipments of products. No assurance can be given that the current backlog will necessarily lead to revenue in any specific future period.

MAJOR CUSTOMERS

In fiscal 2006, we had two retail customers, each of whose purchases represented in excess of 10% of our total net sales: Wal-Mart Stores, Inc. ("Wal-Mart") represented 33.8% of total net sales; and (ii) Walgreen Co. ("Walgreens") represented 15.2% of total net sales. During fiscal 2006, there were no sales to Kodak, which was a significant customer of ours during the first two quarters of fiscal 2005. Kodak stopped purchasing single-use cameras under its two DMS contracts with us in December 2004, which had a material adverse effect on results of operations. See Note 21, Geographic Area and Significant Customer Information, in the Notes to Consolidated Financial Statements.

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

We have the worldwide, exclusive right to use the Polaroid Corporation ("Polaroid") brand trademark in connection with the manufacture, distribution, promotion and sale of single-use and traditional film-based cameras, including zoom cameras and certain related accessories but excluding instant and digital cameras, except for products released by Polaroid into the distribution chain before August 26, 2002. The single-use camera license agreement expires on February 1, 2009 and provides for the payment of $3.0 million of minimum royalties to Polaroid, which will be fully credited against percentage royalties. The traditional film camera license agreement expires on January 31, 2009 and provides for a minimum royalty payment of $50,000 to Polaroid on or before October 31, 2006, which will be fully credited against percentage royalties during the first year of the term. There are no minimum guaranteed royalty payments under the traditional film camera license agreement after the first year of the term. As of July 1, 2006, our 35mm traditional film percentage royalties exceeded the minimum royalty amount. We believe that the loss of the Polaroid license would have a material adverse effect on our financial position and results of operations.

As part of our acquisition of Jenimage Europe GmbH ("Jenimage") in 2004, we entered into a twenty-year, worldwide trademark license agreement with Jenoptik AG for the exclusive use of the JENOPTIK brand name and trademark on non-professional consumer imaging products including, but not limited to, digital, single-use and traditional film cameras, and other imaging products and related accessories. The license does not contain any minimum guaranteed royalty payments. See Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements.

For further discussion of our license and royalty agreements, see Note 16, Commitments and Contingencies, "License and Royalty Agreements," in the Notes to Consolidated Financial Statements.

MANUFACTURING

We conduct all of our manufacturing in the PRC. Our vertically integrated manufacturing facilities include plastic injection molding of lenses and other parts, stamping and machining of metal parts, manufacturing of printed circuit boards ("PCBs"), assembly of PCBs using surface mount technology machinery and manual insertion, quality control, quality assurance, painting and final assembly and testing. In connection with our restructuring plan and cost-reduction initiatives, in fiscal 2006 our manufacturing facilities focused on the manufacture of high volume, low cost single-use cameras.

Our manufacturing and related dormitory facilities in the PRC occupy approximately 600,000 square feet. See Item 2, Properties, for information on the leases and land use agreements related to our manufacturing facilities in the PRC. Our PRC manufacturing facilities have been certified under the Social Accountability 8000 standard ("SA8000") since November 2001. The SA8000 is an international standard designed to ensure safe working conditions, fair management practices and the protection of workers' rights. Our PRC manufacturing facilities are ISO 9000 and 9001 accredited.

EQUIPMENT, COMPONENTS, RAW MATERIALS AND PRODUCTS FROM OUTSOURCED MANUFACTURERS

We own the tools and equipment necessary to manufacture a significant number of our single-use camera products and components used in our single-use camera products. Manufacturers and suppliers located in the Far East and other parts of the world supply us with raw materials, components and finished products that we do not manufacture. In fiscal 2006, we did not purchase components relating to the manufacture of digital and 35mm traditional film cameras as a result of our decision to outsource the manufacture of these products.

PRC OPERATIONS

Our operations are substantially dependent upon our manufacturing and assembly activities in the PRC. Our current processing agreement with the PRC governmental entities, which allows us to operate in the PRC, expires in October 2006. We have entered into a new processing agreement that will allow us to continue to operate in the PRC until October 2016. The new processing agreement is pending approval by the applicable PRC governmental entities. See Item 2, Properties, for information on the leases and land use agreements related to our manufacturing facilities in the PRC. We expect to continue manufacturing in the PRC after October 2006 either under the recently executed processing agreement that is pending PRC governmental approval or pursuant to some other form of legal authorization.

In 2002, we established, registered and commenced operations of a wholly foreign owned enterprise, Concord Camera (Shenzhen) Company Limited ("Concord Shenzhen"), pursuant to the laws of the PRC relating to enterprises with a sole foreign investor. The business license of Concord Shenzhen, which is a wholly-owned subsidiary of Concord Camera HK Limited ("CCHK"), permits it to design, develop, manufacture and sell single-use, 35mm traditional film and digital cameras and camera components in the PRC and worldwide on both a retail and wholesale basis.

TRADEMARKS AND PATENTS

Our trademarks include, among others, CONCORD, CONCORD EYE Q, GO WIRELESS, FUN SHOOTER, EASYSHOT, LE CLIC, KEYSTONE, APEX and GOLDLINE for cameras sold in the United States and/or numerous foreign countries. We license the POLAROID trademark for exclusive use worldwide in connection with the manufacture, distribution, promotion and sale of single-use and 35mm traditional film cameras (excluding instant and digital cameras). We also license the JENOPTIK trademark for exclusive use worldwide for non-professional consumer imaging products and accessories (both digital and film-based). We own numerous patents, some of which are used in our current products. We have applied for, and will continue to apply for, in the United States and foreign countries, patents to protect the inventions and technologies developed by or for us. We do not believe our competitiveness and market share are dependent on the ultimate disposition of our patent applications. We license patents and patent applications related to single-use cameras from Fuji in connection with the manufacture and sale of single-use cameras. See "Licensing Activities" above.

NEW BUSINESS INITIATIVES

During fiscal 2005, we initiated a process to identify, assess, quantify and define new business areas capable of helping our company regain momentum and build a profitable business on a sustainable basis. We evaluated, and continue to evaluate, opportunities based on their industry attractiveness, competitive dynamics, channel compatibility and potential for providing a profitable business model. We conducted quantitative and qualitative research, during which we exposed various target audiences to our product concepts and tested purchase intent, channel preference and price sensitivity. We have also conducted limited market testing to evaluate certain product concepts. The product concepts include both photographic and non-photographic products.

EMPLOYEE RELATIONS

As of August 21, 2006, we had 131 employees, of whom 57, or 43.5% were located in Hong Kong, 21, or 16.0%, were located in Europe and 53, or 40.5%, were located in the Americas. We currently have one collective bargaining agreement covering six employees in France that has no stated expiration date. During fiscal 2006, pursuant to our agreements with PRC governmental entities, and based upon production demand, approximately 2,200 to 4,400 people worked in our PRC manufacturing facilities. We believe that our relationship with our employees and workers is satisfactory.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

For financial information about geographic areas, see Note 21, Geographic Area and Significant Customer Information, in the Notes to Consolidated Financial Statements. The risks attendant to our foreign operations are described in Item 1A, Risks Factors, below.

ITEM 1A. RISK FACTORS.

You should carefully consider the following risks regarding our company. These and other risks could materially and adversely affect our business, results of operations or financial condition. You should also refer to the other information contained or incorporated by reference in this report.

OUR INTERNAL CONTROL OVER FINANCIAL REPORTING MAY BE INSUFFICIENT TO DETECT IN A TIMELY MANNER MISSTATEMENTS THAT COULD OCCUR IN OUR FINANCIAL STATEMENTS IN AMOUNTS THAT MAY BE MATERIAL.

As of July 2, 2005, we identified ten material weaknesses in our internal control over financial reporting. For a discussion of our remediation efforts, see Item 9A, Controls and Procedures, below and the periodic reports that we previously filed with the SEC.

Although we believe that at least seven of the previously identified material weaknesses were remediated as of July 1, 2006, we are still experiencing material weaknesses in internal controls over financial reporting in connection with our enterprise resource planning ("ERP") system, our information technology and our sales, accounts receivable and revenue recognition processes. We anticipate that these remaining three material weaknesses will be remediated during fiscal 2007. We cannot assure you, however, that our remediation efforts will be successful within this time frame or at all. We may also continue to experience significant deficiencies and material weaknesses in our internal control over financial reporting in the future, which, if not remediated, may render us unable to detect in a timely manner misstatements that could occur in our financial statements in amounts that may be material.

THE IMPLEMENTATION OF OUR NEW ERP SYSTEM IN EARLY FISCAL 2005 CONTINUES TO REPRESENT A MATERIAL WEAKNESS IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING.

During August 2004, we converted from our existing legacy systems to a new ERP system. This design and implementation project began in July 2003 and includes our accounting, financial and operating functions and systems, including sales, supply chain and manufacturing systems. Implementing the ERP system involved significant costs, in terms of both the financial and human resources incurred and expended. As disclosed in this report and in earlier reports filed with the SEC, the ineffective planning and implementation of the ERP system constitutes a material weakness in our internal control over financial reporting that we have not yet successfully remediated. See Item 9A, Controls and Procedures, below. The remediation effort associated with this material weakness continues to involve significant costs, in terms of both the financial and human resources incurred and expended. Although we believe the material weakness with respect to the ERP system will be remediated during fiscal 2007, if we are unsuccessful in remediating this material weakness, our reliance on the ERP system could interfere with our ability to file our periodic reports with the SEC on a timely basis and could continue to have a material adverse effect on our results of operations and our ability to manage our business.

WE MAY NOT CONTINUE TO MEET NASDAQ LISTING STANDARDS.

Under NASDAQ continued listing standard one (Rule 4450(a)), companies listed on the NASDAQ Global Market are required to have, among other criteria, a minimum per-share price of at least $1.00. A company may be de-listed from the NASDAQ Global Market if its common stock trades below $1.00 per share for 30 consecutive business days and, after receiving a deficiency notice from NASDAQ, does not maintain a minimum bid price of at least $1.00 for 10 consecutive trading days within a period of 180 days from the date of such notice.

As disclosed in the Current Report on Form 8-K that we filed with the SEC on June 30, 2006, on June 26, 2006, we received a deficiency letter from the NASDAQ staff indicating that for 30 consecutive days, the per-share price of our common stock closed below the minimum $1.00 per-share requirement. NASDAQ has provided us a period of 180 calendar days to regain compliance with the minimum per-share price requirement. The compliance period will expire on December 26, 2006. If our common stock does not achieve compliance with the minimum per-share price requirement within this period, NASDAQ will provide written notification to us that our common stock will be de-listed. If our common stock is de-listed from NASDAQ, we will face a significant reduction in the liquidity of our common stock and a material reduction in the per-share price of our common stock. In addition, any such de-listing could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the loss of confidence in our financial stability by suppliers, customers and employees. If our securities are de-listed from the NASDAQ Global Market, we may face a lengthy process to re-list our securities, if we are able to re-list them at all, and the liquidity that NASDAQ provides will no longer be available to investors.

We cannot give investors in our common stock any assurance that we will be able to regain and maintain compliance with the $1.00 per-share minimum price requirement for continued listing on NASDAQ or that our stock will not be de-listed by NASDAQ.

THE MARKET PRICE OF OUR COMMON STOCK MAY FLUCTUATE AND/OR CONTINUE TO DECLINE.

The stock markets have experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many companies and that often have been unrelated or disproportionate to the operating results of such companies. These broad market movements may adversely affect the market price of our common stock. In many instances, securities class action litigation has been instituted following periods of volatility in the market price of a company's securities. Such litigations have been instituted against us and could continue to result in substantial costs and a diversion of management's attention and resources, which could harm our business. See Item 3, Legal Proceedings, below and Note 17, Litigation and Settlements, in the Notes to Consolidated Financial Statements.

THE EXPIRATION OF OUR PROCESSING AGREEMENT WITH THE PRC WOULD DISRUPT OUR OPERATIONS.

Our operations are substantially dependent upon our ability to manufacture and assemble our products in the PRC. Our current processing agreement with the PRC governmental entities, which allows us to operate in the PRC, expires in October 2006. We have entered into a new processing agreement which will allow us to continue to operate in the PRC until October 2016. The new processing agreement is pending approval by the applicable PRC governmental entities. If the new processing agreement is not approved or we cannot enter into an alternative arrangement that will permit us to continue to operate in the PRC under similar terms and conditions, our results of operations and our ability to carry on our business would be materially adversely affected.

WE MAY EXPERIENCE LIQUIDITY ISSUES IF OUR RELIANCE ON FINANCING FACILITIES INCREASES.

Our primary source of liquidity has been provided by our short-term investments, funds provided by the collection of accounts receivable and borrowing availability under our financing facilities. Our borrowing capacity under the import facility provided by The Hongkong and Shanghai Banking Corporation Limited ("HSBC") was reduced during calendar year 2005 from $24.0 million in January 2005 to $14.0 million in September 2005. In January 2006, the HSBC financing facilities were further reduced to an aggregate of approximately $8.3 million and we were required to provide cash deposits pledged as security in the amount of approximately $8.3 million against the facility. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Hong Kong Financing Facilities," for additional information on the HSBC financing facilities. Due to our recent losses, we may need to increase our reliance on financing facilities, whether through HSBC or other financial institutions and, as a result, we may face liquidity issues due to potential funding limits and debt service requirements imposed by lenders. Additionally, we may not be able to secure such financing on reasonable terms or at all. A significant increase in our indebtedness could increase our financing costs, interfere with our ability to operate our business effectively and have a material adverse effect on our results of operations.

OUR BUSINESS STRATEGIES MAY NOT SUCCEED.

During the normal course of our business, we evaluate, develop and implement various short-term and long-term business strategies such as our restructuring initiatives and cost-reduction initiatives discussed in Part II, Item 7, Managements Discussion and Analysis of Financial Condition and Results of Operations. These strategies required, and may continue to require, significant financial and human resources. There can be no assurance that any such strategies, if implemented, will be successful. The failure of such strategies could have a material adverse effect on our business.

WE MAY NOT BE SUCCESSFUL IN IMPLEMENTING OUR RESTRUCTURING INITIATIVES AND COST-REDUCTION INITIATIVES.

In December 2004, we implemented restructuring initiatives that, among other things, were designed to eliminate our reliance on internally designed and manufactured digital cameras and increase the design, co-development and purchase of digital cameras from outsourced manufacturers. In fiscal 2005 and fiscal 2006, we incurred significant restructuring charges and expenses as a result of the restructuring initiatives and may incur additional charges. In addition, as a result of our continued evaluation of our cost structure and the on-going strategic review process, we reduced certain costs including, among other things, employee costs as a result of our eliminating certain employee positions and consolidating certain of our operations in Europe. The expected benefits from these initiatives are subject to many estimates and assumptions, including, but not limited to, assumptions regarding (i) the amount and timing of cost reductions we can achieve; (ii) our ability to develop and maintain relationships with outsourced manufacturers for the design, co-development and purchase of our products; (iii) our ability to meet customer demands and fulfill customer service obligations; and (iv) the costs and timing of activities undertaken in connection with these initiatives. These estimates and assumptions are subject to significant economic, competitive and other uncertainties that are difficult to predict and beyond our control. If these assumptions are not realized, or if other unforeseen events occur, the initiatives may not be successful and our results of operations and our ability to compete could be adversely affected. See Note 19, Restructuring and Other Charges, in the Notes to Consolidated Financial Statements.

IF WE CONTINUE TO INCUR SUBSTANTIAL LOSSES, WE MAY NOT HAVE SUFFICIENT LIQUIDITY TO MEET OUR WORKING CAPITAL NEEDS.

Although we believe that we have sufficient working capital to fund our operations for at least the next twelve months, our ability to fund our operating requirements and maintain an adequate level of working capital and liquidity may be impaired if we continue to incur losses, fail to generate substantial growth in sales of our products or fail to control operating expenses. If we require funding to meet our cash flow needs, we may seek to obtain such funding through, among other things, loans or the issuance of debt or equity securities. To the extent we raise additional capital by issuing equity securities or by issuing debt that is convertible into equity, existing shareholders will experience dilution in their ownership percentage. Moreover, additional funding or capital may not be available to us on acceptable terms or at all.

WE FACE SIGNIFICANT RISKS RELATED TO THE SINGLE-USE, DIGITAL AND 35MM TRADITIONAL FILM CAMERA MARKETS.

Based upon available third-party market research data, the digital camera market peaked in Japan in calendar 2004 and is projected to peak in North America during calendar 2006 and will peak in Europe in calendar 2007; the 35mm traditional film camera market has been in significant decline and is expected to continue to decline; and the single-use camera market is in decline. See Item1, Business, "Image Capture Market Trends," above. As discussed in this report, we have de-emphasized sales of our digital camera products and are concentrating on increasing sales of our single-use camera products. There is no assurance, however, that our single-use camera sales will increase, or that, even if they do increase, they will be profitable or that we will be able to maintain our market share in the single-use and 35mm traditional film camera markets.

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

THE CAMERA AND PHOTOGRAPHIC PRODUCTS INDUSTRY IS HIGHLY COMPETITIVE.

As a manufacturer, marketer and distributor of low cost, popularly priced image capture products, we encounter intense competition from a number of companies, including without limitation, Canon, Fuji, Hewlett-Packard, Kodak, Olympus, Nikon, Sony, Pentax, Panasonic, Samsung and Vivitar, each of which has or may have longer operating histories, more established markets, better brand recognition, more extensive facilities and, in some cases, greater resources than we have. Maintaining a competitive advantage against our competitors depends on our ability to develop and manufacture or purchase from outsourced manufacturers high quality products at the lowest cost and our ability to market and sell cameras profitably. These competitive pressures may result in decreased sales volumes, price reductions, and/or increased operating costs, such as for marketing and sales incentives, resulting in lower revenues, gross margins and income.

DIGITAL CAMERA PRODUCTS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGES, PRICE EROSION, OBSOLESCENCE AND HIGHER RATES OF RETURNS AND ALLOWANCES.

Digital camera products are subject to rapid technological changes, price erosion, rapid obsolescence and rates of returns and allowances to a greater extent than 35mm traditional film and single-use camera products. When our average selling prices decline, our revenues decline unless we sell more units, and our gross profits and margins decline unless we are able to reduce our product costs by commensurate amounts and percentages or find new customers. To be successful in the market, we have to respond quickly to technological advances and market conditions and manage our inventory effectively to accommodate price declines and erosion resulting from such factors as competition and the short life span of such products. Due to price competition, allowances for digital cameras are considerably higher than those provided to customers for traditional and single-use cameras. These uncertainties, individually or in the aggregate, have had and could continue to have a material adverse effect on our gross profits and profit margins and, as a result, as discussed in this report, we have de-emphasized sales of our digital camera products.

WE DEPEND ON THIRD-PARTY SUPPLIERS, AND OUR REVENUE, GROSS PROFITS AND MARGINS COULD SUFFER IF WE FAIL TO MANAGE SUPPLIER ISSUES PROPERLY.

We currently purchase all of our digital and certain of our single-use and 35mm traditional film camera products from outsourced manufacturers for sale to our RSD customers worldwide. Our manufacturing, sales and distribution operations depend on our ability to anticipate our needs for components and products and our suppliers' ability to deliver sufficient quantities of quality components and products at reasonable prices in time to meet critical manufacturing, sales and distribution schedules.

Given the variety of products that we offer, the large number of our suppliers and outsourced manufacturers that are dispersed across the globe and the long lead times that are required to manufacture, assemble and deliver certain components and products, adverse circumstances, issues and problems could arise in planning production, procurement and managing inventory levels that could negatively impact our business and increase our financial exposure and risk. Other supplier problems that we could face include component and product shortages, excess supply and risks related to fixed-price contracts that would require us to pay more than the open market price, as more fully described below.

     o Supply shortages. We may experience a short supply of, or a delay in receiving, certain components and products as a result of strong demand, capacity constraints or other problems experienced by suppliers. If shortages or delays persist, the price of these components and products may increase, we may be exposed to quality issues or the components and products may not be available at all. We may not be able to secure enough components and/or products at reasonable prices or of acceptable quality to build, sell and distribute new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue, gross profits and margins could suffer as we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we may have to re-engineer and/or source some components and products, resulting in further costs and delays.

     o Oversupply. In order to secure products or components for the production of products, at times we may make advance payments to suppliers, or we may enter into non-cancelable commitments with suppliers. If we fail to properly anticipate customer demand, an oversupply of products and/or components could result in excess or obsolete inventory. This excess or obsolete inventory may result in lowering the carrying value of these components and/or products by recording an inventory charge which could adversely affect our gross profits and margins.

     o Long-term pricing commitments. As a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components and/or products at prices that are higher than those available in the current market and be limited in our ability to respond to changing market conditions. In the event that we become committed to purchase components and/or products for prices in excess of the current market price, we may be at a disadvantage to competitors who have access to components and/or products at lower prices. This excess over current market price may result in lowering the carrying value of those components and/or products by recording an inventory charge that could adversely affect our gross profits and margins.

In many instances, we rely on offshore suppliers, including, but not limited to, manufacturers in the PRC, for the production of cameras and other suppliers in Asia for product assembly and manufacture. Regional economic, business, environmental, political, medical or military conditions or events could disrupt supplies in foreign locations.

We ceased manufacturing digital cameras at the end of fiscal 2005. We began purchasing digital camera products exclusively from outsourced manufacturers in the first quarter of fiscal 2006. The risks identified above will continue to be significant as a result of our purchases of products from these manufacturers.

WE ARE DEPENDENT ON THIRD-PARTY SERVICE PROVIDERS TO PROVIDE DISTRIBUTION FACILITIES FOR ALL OF OUR OPERATIONS IN THE UNITED STATES, LATIN AMERICA AND EUROPE.

The warehousing and distribution services for our (i) United States and Latin American operations are handled from a single distribution facility operated by a third-party service provider in San Pedro, California; and (ii) European operations are handled from a single distribution facility operated by a third-party service provider in Moerdijk, The Netherlands. Our products are prepared for shipment and shipped to our customers by such third-party service providers at these distribution facilities. Any failure by these third-party service providers to maintain a regular flow of products from us to our customers or any significant interruption in the business of these service providers or the operation of these distribution facilities due to natural disasters, accidents, system failures, work stoppages or other causes would have a material adverse effect on our business, financial condition and results of operations. Additionally, if the cost of these services increases, our gross profits and margins could suffer.

MOST OF OUR OPERATIONS IN THE PRC ARE SUBJECT TO REGULATION BY LOCAL GOVERNMENTAL AGENCIES.

The continuing viability of our PRC agreements is critical to our business operations. We manufacture a large number of the components used in our cameras and assemble all of our own manufactured finished products at our facilities in the PRC. During fiscal 2006, based upon production demand, we had approximately 2,200 to 4,400 workers at our manufacturing facilities in the PRC either employed by our PRC subsidiary or provided through our agreements with various PRC government or quasi-government entities. We are responsible for their wages, food and housing and must comply with a variety of local labor and employee benefit laws covering these workers. While we believe we are in substantial compliance with applicable laws as currently enforced, these laws are subject to modification and interpretation by local governmental authorities. We cannot predict the effect of any future modifications to or strict enforcement of the existing laws. In addition, the termination or material modification of any of our agreements with the PRC governmental or quasi-government entities could have a material adverse impact on our revenues and results of operations.

WE ARE EXPOSED TO CREDIT RISK ASSOCIATED WITH SALES TO OUR CUSTOMERS.

We sell a significant number of products to a small number of customers. Receivables arising from these sales are generally not collateralized. We monitor the creditworthiness of our customers and review outstanding receivable balances for collectibility on a regular basis and record provisions for doubtful accounts, allowances and returns, as necessary. In the past, we have had customers file for protection from their creditors under Chapter 11 of the U.S. Bankruptcy Code. As a result, we have recognized provisions related to accounts receivable and inventory. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, below. If we are unable to collect or timely collect outstanding receivables from our customers or our customers seek protection from their creditors under the Bankruptcy Code or applicable foreign bankruptcy regulations, our business and results of operations may be materially adversely affected.

WE ARE EXPOSED TO RISKS ASSOCIATED WITH INTELLECTUAL PROPERTY USED IN OUR PRODUCTS.

Our products use technology which may be protected by United States or foreign patents. The right to use such intellectual property is subject to the availability of licenses from the owners of the intellectual property. If licenses are not available, or are only available on onerous terms, our business could be materially and adversely affected.

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

From time to time, we receive patent infringement claims which we analyze and, if appropriate, take action to avoid infringement, settle the claim or negotiate a license. Those claims for which legal proceedings have been initiated against us are discussed in Item 3, Legal Proceedings, and in Note 17, Litigation and Settlements, in the Notes to Consolidated Financial Statements. We have also received notifications from two entities, one of which was a significant customer, alleging that certain of our digital cameras infringe upon those entities' respective patents. We are engaged in discussions with these entities regarding resolution of the claims.

Based on our initial assessment of these two claims, infringement of one or more patents is probable if the patents are valid. Based upon the licensing discussions to date, we preliminarily estimate the potential royalties due to these two claimants for digital camera sales through July 1, 2006 to be between $0 and approximately $6.6 million in the aggregate. The actual royalty amounts, if any, for past and future sales are dependent upon the outcome of the negotiations. We have notified certain of our suppliers of our right to be indemnified by the suppliers in the event we are required to pay royalties or damages to either claimant. We are unable to reasonably estimate the amount of the potential loss, if any, within the range of estimates relating to these claims. Accordingly, no amounts have been accrued related to these claims as of July 1, 2006.

OUR ABILITY TO MANUFACTURE AND SELL SINGLE-USE CAMERAS DEPENDS ON OUR LICENSING AGREEMENT WITH FUJI.

Our business is substantially dependent on our license from Fuji, which granted us a worldwide non-exclusive right to use certain Fuji patents and patent applications related to single-use cameras. The license extends until the later of the expiration of the last of the licensed Fuji patents or February 26, 2021. After the term of the license expires, we expect to continue to be able to manufacture and sell single-use cameras without a license. If, however, the license is terminated prior to the expiration of the patents, we may not be able to continue to manufacture and sell single-use cameras and, as a result, our financial position and results of operations could be materially adversely affected.

WE ARE EXPOSED TO POLITICAL, ECONOMIC AND OTHER RISKS THAT ARISE FROM OPERATING A MULTINATIONAL BUSINESS.

We have significant operations outside the United States. We currently have operations in the Americas, Europe and Asia. Further, we obtain raw materials, components and finished camera products from foreign suppliers, particularly in Asia. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in foreign countries. These risks include, but are not limited to:

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

RELOCATION TIME AND EXPENSES COULD RESULT IN SUBSTANTIAL LOSSES.

If we determine it is necessary to relocate our manufacturing facilities from the PRC, or to another location within the PRC, due to confiscation, expropriation, nationalization, embargoes, governmental restrictions or for other regulatory, business and/or financial reasons, we would incur substantial operating and capital losses, including losses resulting from business interruption and delays in production. In addition, as a result of a relocation of our manufacturing equipment and other assets, we may incur relatively higher manufacturing costs, which could reduce sales and decrease the gross profits and margins on the products we manufacture. Relocation of our manufacturing operations could also result in disruption in the delivery of our products, which could, in turn, reduce demand for our products in the future.

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

The interest rate related to our Hong Kong financing facilities provided by HSBC is based on a spread over the Hong Kong Interbank Offered Rate on import loans denominated in Hong Kong Dollars and over the Singapore Interbank Offered Rate on import loans denominated in other currencies. A significant change in these rates could have an adverse effect on our business, financial condition and results of operations. Currently, we are not utilizing any interest rate protection agreements to limit our exposure to this risk.

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

OUR OPERATIONS MAY BE IMPAIRED AS A RESULT OF DISASTERS, BUSINESS INTERRUPTIONS OR SIMILAR EVENTS.

Disasters such as hurricanes, typhoons, earthquakes, or other acts of nature, terrorist attacks, fire, water or electricity failure, or accidents affecting our operating activities, facilities, and employees' and customers' health could materially and adversely affect our results of operations and financial condition. In particular, our operations in the PRC, as well as most of our outsourced manufacturers, suppliers and service providers involved in the manufacturing of components and products are located within a relatively close proximity of one another in the PRC. Therefore, any disaster that strikes within close proximity of that geographic area could disrupt our business and could materially and adversely affect our results of operations and financial condition.

In the event of another outbreak of severe acute respiratory syndrome, or SARS, or some other disease or health-related issue, our facilities and/or the facilities of our outsourced manufacturers, suppliers and service providers located in Hong Kong, the PRC and other parts of the world could be quarantined, temporarily closed or disrupted. If such an outbreak occurs, it could delay or prevent us from developing new products or manufacturing, testing or shipping our current or future products, and may require us to find other providers of such services and/or products, which may be unavailable or more expensive. Further, if a SARS outbreak has an adverse impact on the businesses of our customers, it could reduce the size and/or frequency of our customers' purchases, which could adversely impact our results of operations.

OUR FUTURE INCOME TAX RATES COULD INCREASE.

A number of factors will affect our income tax rate in the future, and the combined effect of these factors could result in an increase in our effective income tax rate as compared to our effective income tax rate in fiscal 2006. This potential increase in future effective income tax rates would adversely affect net income in future periods. We operate in different countries that have different income tax rates. Based upon our apportionment of income, our effective income tax rate could fluctuate. Changes in income tax laws in the United States or countries where we presently have operations may further limit our ability to utilize our net operating losses. Any further limitation on our ability to utilize our net operating losses could adversely affect our results of operations.

WE MAY NOT BE ABLE TO IDENTIFY AND INTEGRATE FUTURE ACQUISITIONS.

We may pursue strategic acquisitions that we consider reasonable in light of the revenues and the results of operations we believe we will be able to achieve from these acquisitions, once combined and integrated with us. The cost of acquisitions within the industry has generally increased over time. Additionally, we compete for acquisitions with certain other industry competitors, some of which have greater financial and other resources than us. Increased demand for acquisitions may result in fewer acquisition opportunities for us as well as higher acquisition prices. Although we believe opportunities may exist for us to grow through acquisitions, we may not be able to identify and consummate acquisitions on acceptable terms. If we do acquire another company or companies, we may not be able to profitably manage and successfully integrate the acquired company or companies with our operations, sales and marketing efforts without substantial costs or delays. Acquisitions involve a number of potential risks, including the potential loss of customers and contracts, increased leverage and debt service requirements, combining disparate company cultures and facilities and operating in geographically diverse markets. An inability to identify and/or integrate future acquisitions may have a material adverse effect on our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     NONE

ITEM 2. PROPERTIES.

In Hollywood, Florida, we lease approximately 20,000 square feet of office space. The lease expires on January 31, 2014. As of August 1, 2006, we sublet approximately 5,500 square feet of our office space and are currently occupying approximately 14,500 square feet.

In Hong Kong, we own approximately 6,600 square feet of office space occupying one floor and lease approximately 13,200 square feet of office space comprised of two floors under a lease expiring in October 2006. We are currently negotiating an extension of the lease for our Hong Kong office space. The land on which the building is situated is subject to a governmental ground lease that will expire in 2047.

We also lease warehouse and/or office space in the United Kingdom, France, Germany and Japan in connection with the activities of our subsidiaries in these jurisdictions. The lease on the office space in Germany expires on December 15, 2006, and the lease on the office space in Japan expires on September 29, 2006. We have timely notified the respective landlords that we intend to terminate each lease when it expires.

In the PRC, we own manufacturing facilities in the Longgang District of Shenzhen and we lease several employee dormitories, a cafeteria and warehouse space. The size of the entire facility is approximately 600,000 square feet. Pursuant to land use agreements entered into with certain PRC governmental entities, we obtained the title and rights to use approximately eight acres of land for factory buildings, dormitories and related ancillary buildings. Under the land use agreements, we have the right to use the land through 2038. At the end of the term, a PRC governmental entity will own the facilities and we will have the right to lease the land and improvements at then prevailing lease terms.

We also lease a 13,700 square feet warehouse in Fort Lauderdale, Florida that we previously used to warehouse and distribute products. We sublet this space to a subtenant through the expiration of the lease in January 2009.

We believe that our facilities will be adequate to meet our requirements at least through fiscal 2007 and that suitable additional or substitute space will be available if needed.

ITEM 3. LEGAL PROCEEDINGS.

In July 2002, a class action complaint was filed against us and certain of our officers in the United States District Court for the Southern District of Florida by individuals purporting to be our shareholders. On August 20, 2002, we filed a motion to dismiss the complaint and in December 2002, our motion was granted by the court and the complaint was dismissed. In January 2003, an amended class action complaint (the "Amended Complaint") was filed adding certain of our current and former directors as defendants. The lead plaintiffs in the Amended Complaint sought to act as representatives of a class consisting of all persons who purchased our Common Stock (i) issued pursuant to our September 26, 2000 secondary offering (the "Secondary Offering") or (ii) during the period from September 26, 2000 through June 22, 2001, inclusive. On April 18, 2003, we filed a motion to dismiss the Amended Complaint and on August 27, 2004, the court (i) dismissed all claims against the defendants related to the Secondary Offering and (ii) ruled that the allegations occurring before January 2001 or after April 2001 were not actionable. On September 8, 2005, the court granted the plaintiffs' motion for class certification and certified as plaintiffs all persons who purchased the Common Stock between January 18, 2001 and June 22, 2001, inclusive, and who were allegedly damaged thereby (the period January 18, 2001 through June 22, 2001 hereinafter referred to as the "Class Period"). The allegations remaining in the Amended Complaint are centered around claims that we failed to disclose in periodic reports filed with the SEC and in press releases made to the public during the Class Period regarding our operations and financial results, that a large portion of our accounts receivable was represented by a delinquent and uncollectible balance due from then customer KB Gear Interactive, Inc. ("KB Gear"), and that a material portion of our inventory consisted of customized components for KB Gear products that have no alternative usage. The Amended Complaint claims that such failures artificially inflated the price of the Common Stock. The Amended Complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. Pursuant to a scheduling order of the court, trial in this matter is scheduled to commence on November 13, 2006. We have reached an agreement in principle with the plaintiffs on the settlement of this lawsuit. The settlement is subject to the negotiation and execution of a mutually agreeable settlement agreement and approval by the class shareholders and the court. We have sought coverage from our insurance carrier for this lawsuit under our directors and officers liability insurance policy and the insurance carrier is defending the action under a reservation of rights. The agreed upon pending settlement amount is within the policy limits. See Note 23, Subsequent Events, in the Notes to Consolidated Financial Statements, for more information regarding the pending settlement. Although we believe the settlement will be consummated and approved by the court, we cannot guarantee this result and if the lawsuit continues and is adversely determined, our ultimate liability, which could be material, cannot be ascertained. On September 17, 2002, we were advised by the staff of the SEC that it is conducting an informal inquiry related to the matters described above and requested certain information and materials related thereto. On October 15, 2002, the staff of NASDAQ also requested certain information and materials related to the matters described above and to matters related to the previously reported embezzlement of our funds by a former employee, uncovered in April 2002. We provided the requested information to the SEC and NASDAQ and have not received any further communication from the SEC with respect to the informal inquiry or from NASDAQ with respect to its request since we last responded in February 2003.

In September 2004, a class action complaint was filed against us and certain of our officers in the United States District Court for the Southern District of Florida by individuals purporting to be our shareholders. In August 2005, an amended consolidated complaint (the "Amended Complaint") was filed adding one of our former officers as a defendant. The lead plaintiff in the Amended Complaint seeks to act as a representative of a class consisting of all persons who purchased our Common Stock during the period from August 14, 2003 through August 31, 2004, inclusive (the "Class Period"), and who were allegedly damaged thereby. The allegations in the Amended Complaint are centered around claims that we failed to disclose, in periodic reports filed with the SEC and in press releases made to the public during the Class Period regarding our operations and financial results, (i) the full extent of our excess, obsolete and otherwise impaired inventory; (ii) the departure of the newly added former officer defendant until several months after his departure; and (iii) that Kodak would cancel its DMS contracts with us due to our alleged infringement of Kodak's patents. The Amended Complaint also alleges that we improperly recognized revenue contrary to GAAP due to an alleged inability to reasonably estimate digital camera returns. The Amended Complaint claims that such failures artificially inflated the price of our Common Stock. The Amended Complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. We intend to vigorously defend the lawsuit. Although we believe the lawsuit is without merit, the outcome cannot be predicted, and if adversely determined, our ultimate liability, which could be material, cannot be ascertained. In a letter dated November 19, 2004, the SEC staff advised us that it is conducting an investigation related to the matters described above. We have provided the requested information to the SEC and have not received any further communication from the SEC with respect to its request since we last responded in May 2005.

On November 16, 2004, a shareholder derivative suit was initiated against certain of our current and former officers and directors, and the Company as a nominal defendant, in the United States District Court for the District of New Jersey by an individual purporting to be our shareholder. The complaint alleges that the individual defendants breached their duties of loyalty and good faith by causing us to misrepresent our financial results and prospects, resulting in the class action complaint described in the immediately preceding paragraph. The complaint seeks unspecified damages, repayment of salaries and other remuneration from the individual defendants, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. In March 2005, the court granted a motion by us and the individual defendants to transfer the action to the United States District Court for the Southern District of Florida where the related class action suit is currently pending. In May 2005, the court consolidated this case with the related class action suit for discovery purposes only. Although we believe this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate effect on us, which could be material, cannot be ascertained. We have sought coverage from our insurance carrier for this lawsuit and the related class action suit under our directors and officers liability insurance policy, and the insurance carrier is defending the actions under a reservation of rights.

Pursuant to our Certificate of Incorporation, as amended, the personal liability of our directors is limited to the fullest extent permitted under the New Jersey Business Corporation Act ("NJBCA"), and we are required to indemnify our officers and directors to the fullest extent permitted under the NJBCA. In accordance with the terms of the Certificate of Incorporation and the NJBCA, the Board of Directors approved the payment of expenses for each of the current and former officers and directors named as defendants (the "individual defendants") in the above described class action and derivative action litigations (collectively, the "actions") in advance of the final disposition of such actions. The individual defendants have executed and delivered to us written undertakings to repay us all amounts so advanced if it shall ultimately be determined that the individual defendants are not entitled to be indemnified by us under the NJBCA.

In April 2004, a patent infringement complaint was filed by Compression Labs, Inc. against 28 defendants, including our Company, in the United States District Court for the Eastern District of Texas. The complaint asserts that the defendants have conducted activities which infringe U.S. Patent No. 4,698,672 (the "'672 Patent") entitled, "Coding System for Reducing Redundancy." The complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. In February 2005, pursuant to an order of the Judicial Panel on Multi-District Litigation, this action was transferred to the United States District Court for the Northern District of California. The defendants in this action have reached an agreement in principle with the plaintiffs on a group settlement of this lawsuit. The settlement is subject to the defendant's agreement as to the allocation of the settlement amount among the defendants, the execution of a mutually agreeable settlement agreement and approval by the court. Based on the current proposed allocation, the settlement amount allocated to us is not material and will not have a material adverse effect on our financial position or results of operations. We accrued the settlement amount as of July 1, 2006. Although we believe the settlement will be consummated and approved by the court, we cannot guarantee this result and if the lawsuit continues and is adversely determined, our ultimate liability, which could be material, cannot be ascertained. We have notified several third parties of our intent to seek indemnity from such parties for any costs or damages that we incur as a result of this action.

On October 6, 2004, a patent infringement complaint was filed by Honeywell International, Inc. and Honeywell Intellectual Properties, Inc., against 27 defendants, including our company, in the United States District Court for the District of Delaware. The complaint asserts that the defendants have conducted activities which infringe U.S. Patent No. 5,280,371, entitled, "Directional Diffuser for a Liquid Crystal Display." The complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The proceedings in this action against us and other similarly situated defendants have been stayed by the court pending the resolution of the infringement actions against the liquid crystal display manufacturers. It is too early to assess the probability of a favorable or unfavorable outcome or the loss or range of loss, if any, and therefore, no amounts have been accrued relating to this action. We have notified several third parties of our intent to seek indemnity from such parties for any costs or damages incurred by us as a result of this action.

In November 2005, Flashpoint Technology, Inc. filed a patent infringement complaint against our company in the United States District Court for the District of Delaware. The complaint asserted that we conducted activities which infringed U.S. Patent Nos. 6,177,956, 6,249,316, 6,847,388, 6,278,447 and
6,233,190. The complaint sought injunctive relief, unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. We have reached a settlement with the plaintiffs and the suit has been dismissed with prejudice. The amount of the settlement is not material and does not have a material adverse effect on our financial position or results of operations. We accrued the settlement amount as of July 1, 2006.

In June 2006, St. Clare Intellectual Properties Consultants, Inc. filed a patent infringement complaint against 22 companies, including our company, in the United States District Court for the District of Delaware. We have not yet been served with the complaint. The complaint asserts that the defendants have conducted activities which infringe U.S. Patent Nos. 5,138,459, 6,094,219, 6,233,010 and 6,323,899. The complaint seeks injunctive relief, unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. It is too early to assess the probability of a favorable or unfavorable outcome or the loss or range of loss, if any, and therefore, we have not accrued any amounts relating to this action. We are assessing potential claims of indemnification against certain of our suppliers with respect to this action.

We are involved from time to time in routine legal matters incidental to our business. Based upon available information, we believe that the resolution of such matters will not have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been listed on the NASDAQ Stock Market LLC under the symbol "LENS" since July 12, 1988. The following table shows, for each quarter in fiscal 2006 and fiscal 2005, the high and low sales prices per share of our common stock as reported by the NASDAQ Global Market.

                        Quarter Ended        High    Low
                        -------------        ----    ---
                        July 1, 2006        $1.19   $0.61
                        April 1, 2006       $1.32   $1.02
                        December 31, 2005   $1.42   $1.00
                        October 1, 2005     $1.60   $1.16

                        July 2, 2005        $1.65   $1.12
                        April 2, 2005       $2.30   $1.55
                        January 1, 2005     $2.76   $1.47
                        October 2, 2004     $3.36   $1.62

On September 1, 2006, the last reported sale of our common stock as reported on the NASDAQ Global Market was $0.49 per share. According to the records of our transfer agent, there were 965 shareholders of record of Concord's common stock at September 1, 2006. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

DIVIDEND POLICY

The Company has never declared or paid any cash dividends and does not presently intend to pay cash dividends on our common stock in the future.

We did not repurchase any of our shares during fiscal 2006.

ITEM 6. SELECTED FINANCIAL DATA.

(Dollars in thousands, except per share data)

                                                              As of and for the
                                                             Fiscal Years Ended
                                          --------------------------------------------------------
STATEMENT OF                               July 1,    July 2,    July 3,     June 28,     June 29,
OPERATIONS DATA:                            2006       2005       2004         2003         2002
                                          --------   --------   --------     --------     --------
Net sales                                 $137,529   $174,348   $203,132     $189,783     $129,317
Cost of products sold                      122,928    180,130    188,954      153,532      110,345
                                          --------   --------   --------     --------     --------
Gross profit (deficit)                      14,601     (5,782)    14,178       36,251       18,972
Operating expenses                          34,873     39,794     43,426(c)    30,421(b)    26,161
                                            ------     ------     ------       ------       ------
Operating (loss) income                    (20,272)   (45,576)   (29,248)       5,830       (7,189)
Interest expense                               374        931        715        1,230        2,522
Other income, net                           (1,142)    (1,770)      (500)      (2,372)      (3,060)
                                            ------     ------    -------        -----        -----
(Loss) income before income taxes
   and extraordinary item                  (19,504)   (44,737)   (29,463)       6,972       (6,651)
Provision (benefit) for income taxes           107        186      7,537          569       (1,403)
                                           -------    -------    -------        -----       ------
(Loss) income before extraordinary item    (19,611)   (44,923)   (37,000)       6,403       (5,248)
Extraordinary gain                              --         --      5,778(d)        --           --
                                           -------   --------   --------     --------     --------
Net (loss) income                         $(19,611)  $(44,923)  $(31,222)    $  6,403     $ (5,248)
                                          ========   ========   ========     ========     ========
Net (loss) income per common share:
Basic and diluted:
(Loss) income before extraordinary item   $  (0.67)  $  (1.54)  $  (1.29)    $   0.23     $  (0.19)
Extraordinary gain                              --         --       0.20           --           --
                                          --------   --------   --------     --------     --------
(Loss) income per common share            $  (0.67)  $  (1.54)  $  (1.09)    $   0.23     $  (0.19)
                                          ========   ========   ========     ========     ========

                                                            As of and for the
                                                           Fiscal Years Ended
                                          ----------------------------------------------------
                                           July 1,    July 2,    July 3,   June 28,   June 29,
BALANCE SHEET DATA:                         2006       2005       2004       2003       2002
                                          --------   --------   --------   --------   --------
Working capital                           $ 46,843   $ 61,761   $100,603   $121,077   $128,382
                                          ========   ========   ========   ========   ========
Total assets                              $104,742   $146,756   $189,517   $205,814   $198,076
                                          ========   ========   ========   ========   ========
Total debt                                $     --   $  2,936   $  9,170   $     --   $ 14,934(a)
                                          ========   ========   ========   ========   ========
Total stockholders' equity                $ 62,967   $ 82,303   $127,125   $156,828   $149,156
                                          ========   ========   ========   ========   ========

(a)  This debt was retired in August 2002.

(b) Includes $0.9 million of variable stock-based compensation expense. For further discussion, see Note 1 and Note 13, Description of Business and Summary of Significant Accounting Policies and Stock Option Plans, respectively, in the Notes to Consolidated Financial Statements.

(c) Includes $0.7 million of variable stock-based compensation income. For further discussion, see Note 1 and Note 13, Description of Business and Summary of Significant Accounting Policies and Stock Option Plans, respectively, in the Notes to Consolidated Financial Statements.

(d) Represents the excess of estimated fair value of net assets acquired over cost (negative goodwill) for the Jenimage acquisition. For further discussion, see Note 2, Acquisition, in the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. See our cautionary language preceding Item 1, Business, of this report regarding these statements. Our actual results could differ materially from those discussed here. See Item 1A, Risk Factors, for factors that could cause future results to differ materially.

                                    OVERVIEW

We market and sell popularly priced, easy-to-use image capture products including single-use, digital and 35mm traditional film cameras. We design, develop, manufacture and assemble most of our single-use cameras and certain of our 35mm traditional film cameras at our manufacturing facilities in the PRC and outsource the manufacture of digital cameras and certain of our single-use and 35mm traditional film cameras. In fiscal 2005 and fiscal 2006, we de-emphasized the sale of digital cameras and we do not expect digital camera sales to be material in fiscal 2007. We sell our private label and brand-name products to our RSD customers worldwide (either directly or through third-party distributors). During fiscal 2005, our DMS sales of single-use cameras declined primarily as a result of the decision of Kodak to cease purchases under its two DMS contracts with us. Although we continue to seek and evaluate DMS business opportunities, there were no DMS sales during fiscal 2006.

EXECUTIVE SUMMARY

YEAR-OVER-YEAR RESULTS OF OPERATIONS

Our operating loss in fiscal 2006 was $(19.6) million as compared to an operating loss of $(44.9) million for fiscal 2005.

Significant factors contributing to the year-over-year reduction of our operating loss were:

     1.   Lower product design and manufacturing labor and overhead costs;

     2.   Lower digital camera and component inventory charges;

     3.   Lower selling, general and administrative expenses; and

     4.   Lower restructuring and other charges.

Lower Product Design and Manufacturing Labor and Overhead Costs

As a result of the restructuring initiatives implemented in fiscal 2005 designed to eliminate our reliance on internally designed and manufactured digital cameras and to increase reliance on the outsourced manufacture of digital cameras, we significantly reduced our product design costs and manufacturing labor and overhead costs. As compared to fiscal 2005, these manufacturing-related cost reductions, together with increased efficiencies and production volumes related to the manufacture of single-use cameras, resulted in a decrease in product design costs and reduced under-absorption of manufacturing labor and overhead in fiscal 2006 in the amounts of $4.6 million and $6.6 million, respectively. These reductions in product design costs and under-absorption of manufacturing labor and overhead costs resulted in a total reduction of $11.2 million in our year-over-year operating loss.

Lower Digital Camera and Component Inventory Charges

We continued to experience significant competition and price declines in the digital camera market in fiscal 2006. The inventory charges recorded for fiscal 2006 were $1.6 million as compared to $8.7 million recorded in fiscal 2005. In fiscal 2006, this reduction in inventory charges was primarily due to a significant reduction in our digital raw materials, components, work-in-process and finished goods inventory levels resulting from our increased reliance on the outsourced manufacture of digital cameras, de-emphasis of the sale of digital cameras and improved inventory management processes. This fiscal 2006 reduction in inventory charges contributed $7.1 million to the reduction of our year-over-year operating loss.

Lower Selling and General and Administrative Expenses

As a result of our restructuring initiatives and cost-reduction initiatives discussed below and in Note 19, Restructuring and Other Charges, in the Notes to Consolidated Financial Statements, we realized the benefits of lower selling, general and administrative expenses of $4.9 million in fiscal 2006 as compared to fiscal 2005. The decrease is primarily due to a reduction in professional fees, marketing activities, personnel and freight related costs.

Lower Net Restructuring and Other Charges

The restructuring initiatives implemented in fiscal 2005 resulted in significant costs for restructuring and other charges. During fiscal 2005, we incurred restructuring charges of $1.2 million related to employee severance and $4.3 million related to inventory impairment. We also recorded an additional $1.4 million in depreciation expense related to the reduction in the useful lives of the molds and tooling formerly used in the manufacture of digital cameras. In addition to the restructuring charges, during fiscal 2005, we incurred other charges of $0.6 million related to employee severance as part of the consolidation of operations in Europe. During fiscal 2006, we incurred other charges of $1.8 million related to employee severance and retention resulting from our de-emphasizing digital cameras sales in Europe and further consolidation of our European operations. In addition, we recorded impairment charges in fiscal 2006 totaling $1.8 million related to the impairment of certain long-lived assets. As compared to fiscal 2005, restructuring costs decreased by $6.9 million in fiscal 2006, whereas other charges increased by $3.0 million, which in total contributed to a net reduction of $3.9 million to the year-over-year operating loss.

FISCAL 2006 RESULTS OF OPERATIONS

Although we significantly reduced our operating loss by $25.3 million, or 56%, in fiscal 2006 as compared to fiscal 2005, we still recorded an operating loss of $(19.6) million during fiscal 2006.

Factors contributing to the fiscal 2006 operating loss were:

     1.   Negative gross profit margins on sales of digital cameras;

     2.   Operating expenses related to the sale of digital cameras; and

     3.   Other charges

     4.   Professional fees related to internal control compliance

Negative Gross Profit Margins on Sales of Digital Cameras

Although we outsourced the manufacture of digital cameras during fiscal 2006, we continue to experience significant competitive pricing pressures that resulted in negative gross profit margins on sales of digital cameras. In addition, we did not realize a gross profit on the sales of digital cameras whose carrying values were lowered in prior periods. Since we lowered the carrying value of certain digital camera inventory, sales of such digital camera inventory in future periods will result, on average, in a nominal gross profit margin.

Operating Expenses Related to Sales of Digital Cameras

During fiscal 2006, we incurred significant operating expenses, mainly in Europe, related to sales of digital cameras. As we implement our operating strategy that includes a realignment of our operations in Europe designed to significantly de-emphasize the sale of digital cameras and increase our focus on the sales of single-use and 35mm traditional film cameras, we anticipate our future operating expenses in Europe to be significantly lower.

Other Charges

During fiscal 2006, we recorded other charges totaling $3.6 million related to long-lived asset impairment ($1.8 million) and severance and retention costs ($1.8 million). See "Restructuring and Other Charges," below for further information regarding the nature of the charges.

Professional Fees Related to Internal Control Compliance

We incurred professional fees of $1.9 million primarily related to compliance measures under Section 404.

Although we have significantly increased our gross profit margin and lowered our costs, as a result of our increased emphasis on the sale of single-use and, to a lesser extent, 35mm traditional film cameras, our fiscal 2006 sales and gross profit margins were not sufficient to cover our gross deficit on the sale of digital cameras and related operating expenses. Due to the pricing pressures in the digital camera market and the previous write-downs of our digital camera inventory, we have, however, not been able to achieve positive gross profit margins on our sale of digital cameras. In light of these trends, we continue to take action and to review our strategies, including and relating to: (i) acquisition of new single-use and 35mm traditional film camera customers; (ii) continued de-emphasis of digital camera sales and reduction of related operating expenses; (iii) implementation of additional cost reductions; and (iv) potential new business initiatives. There can be no assurances that implementing any such strategies will successfully reverse our losses, increase our revenues, decrease our costs or improve our results of operations. See Item 1, Business, for more information regarding our new business initiatives.

                          CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our application of accounting policies affects these estimates and assumptions. Actual results could differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements and accompanying notes.

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

INVENTORIES

Inventory purchases and commitments are based upon estimates of future demand that are difficult to forecast. If (i) there is a sudden and significant decrease in demand for our products; (ii) there is a higher rate of inventory obsolescence because of rapidly changing technology and customer requirements; and/or (iii) the market value and selling prices of our products to our customers decline or the price at which these customers can purchase similar products from other manufacturers is lower than ours, we may be required to reduce our inventory values which would result in lower-of-cost-or-market value adjustments. Such a reduction could have a material adverse effect on our gross profit. The obsolescence risk related to digital cameras is more significant than 35mm traditional film and single-use cameras due to, among other factors, the shorter life cycles of digital products. See Item 1A, Risk Factors, above.

DEFERRED INCOME TAXES

The deferred income tax asset valuation allowance is based on our assessment of the realizability of our deferred income tax assets on an ongoing basis and may be adjusted from time to time as necessary. In determining the valuation allowance, we have considered future taxable income and the feasibility of tax planning initiatives and strategies. We have a full valuation allowance on all of our deferred income tax assets as of July 1, 2006 and July 2, 2005. Should we determine that it is more likely than not that we will realize certain of our deferred income tax assets in the future, an adjustment would be required to reduce the existing valuation allowance and increase income. Alternatively, if we determine that we would not be able to realize a recorded deferred income tax asset, an adjustment to increase our valuation allowance would be charged to the results of operations in the period in which we reach such a conclusion.

IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS

Periodically, we review our long-lived assets for impairment. We record an impairment loss when indications of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying values. Since we incurred significant operating losses in fiscal 2005 and fiscal 2006, a potential impairment indicator, we performed an impairment test of our long-lived and other assets as of July 1, 2006 by summarizing the undiscounted cash flows expected to result from the use and eventual sale of our long-lived and other assets. If the carrying value of the assets exceed the estimated undiscounted cash flows, we record an impairment charge to the extent the carrying value of long-lived asset exceeds its fair value. We determine fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analyses of discounted cash flows or external appraisals. Assets reviewed included patents, prepaid amounts related to licensing and royalty agreements and property, plant and equipment. See Note 6, Property, Plant and Equipment, Net and Note 19, Restructuring and Other Charges, in the Notes to Consolidated Financial Statements.

ACCOUNTING FOR LITIGATION AND SETTLEMENTS

We are involved in various legal proceedings. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties and the possibility of governmental intervention. Management assesses the probability of loss for such contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. While certain of these matters involve substantial amounts, management believes, based on available information, that the ultimate resolution of such legal proceedings will not have a material adverse effect on our financial condition taken as a whole.

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

At July 1, 2006, we had $8.3 million in letters of credit outstanding, which were issued primarily to certain suppliers to guarantee payment of our purchase orders with such suppliers. The letters of credit are issued under our approximately $7.8 million import facility from The Hongkong and Shanghai Banking Corporation Limited. See "Hong Kong Financing Facilities" below.

We do not have any off-balance sheet arrangements pursuant to these regulations, other than those described above and in the Notes to Consolidated Financial Statements. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships including variable interest entities. We are not engaged in hedging activities and had no forward exchange contracts or other derivatives outstanding at July 1, 2006. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States and are more fully discussed below under the caption "Liquidity and Capital Resources."

                   CONTRACTUAL OBLIGATIONS AS OF JULY 1, 2006
                                  (in millions)

                                               PAYMENTS DUE BY PERIOD
                                   ---------------------------------------------
                                           LESS THAN    1-3     3-5    MORE THAN
     CONTRACTUAL OBLIGATIONS       TOTAL     1 YEAR    YEARS   YEARS    5 YEARS
--------------------------------   -----   ---------   -----   -----   ---------
Purchase Obligations               $15.0     $15.9      $1.8    $ --      $ --
Operating Leases                     3.3       0.7       0.9     0.8       0.9
Patent, Trademark, Licensing and
   Royalty Obligations               2.8       0.5       0.8     0.6       0.9
                                   -----     -----      ----    ----      ----
Total                              $21.1     $16.2      $1.7    $1.4      $1.8
                                   =====     =====      ====    ====      ====

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For a discussion of recently issued accounting pronouncements, see Note 1, Description of Business and Summary of Significant Accounting Policies, "Recently Issued Accounting Pronouncements," in the Notes to Consolidated Financial Statements.

                              RESULTS OF OPERATIONS

FISCAL 2006 COMPARED TO FISCAL 2005

Net Sales

Net sales for fiscal 2006 were $137.5 million, a decrease of $36.8 million, or 21%, as compared to net sales for fiscal 2005. The decrease in net sales was due to the cessation of DMS single-use camera sales to Kodak and a decrease in RSD digital and 35mm traditional film camera sales, partially offset by an overall increase in RSD single-use camera sales. RSD net sales accounted for 100% of total net sales.

RSD net sales from our operations in the Americas for fiscal 2006 were $88.2 million, an increase of $1.0 million, or 1.1%, as compared to fiscal 2005. The increase in RSD net sales was due primarily to increased single-use camera sales to Walgreens and Wal-Mart. See Note 21, Geographic Area and Significant Customers, in the Notes to Consolidated Financial Statements.

RSD net sales from our operations in Europe for fiscal 2006 were $48.5 million, a decrease of $19.8 million, or 29%, as compared to fiscal 2005. The decrease was primarily due to reduced digital camera sales attributable to our decision to de-emphasize sales of digital cameras.

RSD net sales from our operations in Asia for fiscal 2006 were $0.8 million, a decrease of $4.5 million, or 84.9%, as compared to fiscal 2005. The decrease was attributable primarily to reduced digital camera sales by our subsidiary in Japan due to our decision to de-emphasize sales of digital cameras.

There were no DMS sales in fiscal 2006, as compared to DMS net sales of $13.6 million for fiscal 2005, because of the cessation of sales to Kodak, for whom the Company previously manufactured products under two DMS agreements. For fiscal 2005, sales to Kodak accounted for 10.2% of total net sales. See Note 21, Geographic Area and Significant Customers, in the Notes to Consolidated Financial Statements.

Gross Profit (Deficit)

Gross profit for fiscal 2006 was $14.6 million, or 10.6% of net sales, versus gross (deficit) of $(5.8) million, or 3.3 % of net sales, in fiscal 2005. During fiscal 2006, gross profit, in dollars and as a percentage of net sales, was positively affected by the following factors: (i) a reduction of $7.1 million in charges to reduce the carrying value of certain finished goods and return camera inventory below their cost basis to their estimated net realizable market value resulting from price declines, and (ii) lower product design costs and reduced under-absorption of manufacturing labor and overhead of $4.6 million and $6.6 million, respectively; and was negatively affected by (i) negative gross profit margins on the sales of digital cameras and (ii) no gross profit on the sales of certain digital cameras whose carrying values were lowered in fiscal 2005 and fiscal 2006. Since we lowered the carrying value of certain digital inventory in the fiscal 2005 and fiscal 2006 periods, sales of such digital inventory in future periods will result, on average, in a nominal gross profit margin.

Product engineering, design and development costs for fiscal 2006 and fiscal 2005, in dollars and as a percentage of net sales, were $3.8 million, or 2.8%, and $8.4 million, or 4.8%, respectively.

Operating Expenses

Selling expenses for fiscal 2006 were $13.9 million, or 10.1% of net sales, compared to $16.8 million, or 9.6% of net sales, for fiscal 2005. The decrease of $2.9 million was primarily due to the reduction of sales and marketing personnel and related marketing activities associated with our de-emphasis of digital camera sales.

General and administrative expenses for fiscal 2006 were $21.0 million, or 15.3% of net sales, compared to $22.9 million, or 13.1% of net sales, for fiscal 2005. The decrease of $1.9 million in general and administrative expenses in fiscal 2006 was primarily due to a decrease in professional fees. As a result of new rules that the SEC adopted in December 2005, combined with our declining public float, we were classified as a non-accelerated filer as of the end of fiscal 2006 and, as such, were not required to report on our internal control over financial reporting as of July 1, 2006.

Interest Expense

Interest expense decreased to $0.4 million in fiscal 2006 as compared to $0.9 million in fiscal 2005. The decrease of $0.5 million was the result of a reduction in our short-term borrowings partially offset by an increase in short-term borrowing rates.

Other Income, Net

Other income, net was $1.1 million and $1.8 million for fiscal 2006 and fiscal 2005, respectively. The decrease was primarily attributable to foreign exchange losses incurred during fiscal 2006 as compared to foreign exchange gains recorded during fiscal 2005, partially offset by an increase in investment income. See Note 1, Description of Business and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

Income Taxes

We recorded a provision for income taxes of $0.1 million and $0.2 million in fiscal 2006 and fiscal 2005, respectively. The fiscal 2006 income tax provision relates primarily to income tax liabilities incurred by certain of our foreign subsidiaries. These foreign subsidiaries do not have net operating losses to offset such liabilities.

As a result of current and prior year losses realized by our foreign subsidiaries, the foreign subsidiaries have an accumulated earnings deficit of approximately $37.9 million as of July 1, 2006. Although, we have an accumulated earnings deficit related to most of our foreign subsidiaries, certain of our foreign subsidiaries have undistributed earnings. Historically, we do not provide for U.S. federal and state income taxes on such undistributed earnings based on the re-investment of such earnings outside the United States.

As of July 1, 2006, we had net operating loss carryforwards for U.S. federal tax purposes of approximately $16.7 million. The net operating loss carryforwards are scheduled to expire between 2010 and 2026. Additionally, we have approximately $51.4 million of net operating loss carryforwards related to our foreign operations, of which $46.7 million relates to Hong Kong. A significant portion of these net operating loss carryforwards have no expiration dates.

In fiscal 2006, management evaluated the realizability of our deferred income tax assets. As part of assessing the realizability of our deferred income tax assets, management evaluated whether it is more likely than not that some portion, or all, of our deferred income tax assets, will be realized. The realization of U.S., Europe and Hong Kong deferred income tax assets relates directly to our tax planning initiatives and strategies for U.S. federal and state, Europe and Hong Kong tax purposes. In fiscal 2006, based on all the available evidence, management determined that it is not more likely than not that our deferred income tax assets will be fully realized. Accordingly, we recorded a full valuation allowance against all of our deferred income tax assets in fiscal 2006. Historically, we have recorded a full valuation allowance against all of our deferred tax assets in each fiscal year subsequent to and including fiscal 2004. For fiscal 2006 and fiscal 2005, our effective tax rate was 0.5% and 0.4%, respectively. Our future effective tax rate will depend on the apportionment between foreign and domestic taxable income and losses, the statutory rates of the related tax jurisdictions and any changes to the valuation allowance.

For further discussion, see Note 1 and Note 15, "Description of Business and Summary of Significant Accounting Policies" and "Income Taxes," in the Notes to Consolidated Financial Statements.

Net Loss

We incurred a net loss of $(19.6) million, or $(0.67) per common share, for fiscal 2006 as compared to a net loss of $(44.9) million, or $(1.54) per common share, for fiscal 2005.

RESTRUCTURING AND OTHER CHARGES

During fiscal 2005, we announced restructuring initiatives designed to eliminate our reliance on internally designed and manufactured digital cameras and to increase the design, co-development and purchase of digital cameras from outsourced manufacturers to provide competitive products to the retail market (the "Restructuring Initiatives"). The Restructuring Initiatives were a result of our previously announced strategic review process to determine how we might better compete in the digital camera market. Our reliance on internally designed and manufactured digital cameras ended at the end of fiscal 2005.

Table I - Restructuring Liability reconciles the beginning and ending balances of the restructuring liability.

(in thousands)

Restructuring Liability

                             Severance
                             ---------
Balance as of July 3, 2004    $    --
Charges                         1,217
Payments                       (1,107)
                              -------
Balance as of July 2, 2005    $   110
Charges                            --
Payments                         (110)
                              -------
Balance as of July 1, 2006    $    --
                              =======

Table II -- Restructuring Charges presents the related expenses and their classification in the consolidated statements of operations.

(in thousands)
Restructuring Charges

                                                 Inventory
Fiscal 2005                          Severance   Impairment    Total
----------------------------------   ---------   ----------   ------
Cost of products sold                  $1,176      $4,272     $5,448
Selling Expense                             4          --          4
General and administrative expense         37          --         37
                                       -------     ------     ------
Total Fiscal 2005                      $1,217      $4,272     $5,489
                                       =======     ======     ======

During fiscal 2005, we recorded an additional $1.4 million in depreciation expense, which is included in cost of products sold in the consolidated statements of operations, related to the reduction in the remaining useful lives of the molds and tooling formerly used in the manufacturing of digital cameras.

In connection with the Restructuring Initiatives, we also incurred other charges related to retention costs of employees who were not terminated in fiscal 2005. The services of these employees benefited parts of the business other than the manufacture of digital cameras. Accordingly, these retention costs are classified as "Other Charges" in Table IV below. During fiscal 2006, we incurred approximately $0.2 million in expenses related to employee retention costs associated with the Restructuring Initiatives implemented in fiscal 2005.

COST-REDUCTION INITIATIVES

We continue to evaluate our cost structure and implement cost-reduction initiatives as appropriate. During fiscal 2006, cost-reduction initiatives included, among other things, the separation of three executives and the elimination of certain employee positions. As a result, during fiscal 2006, we recorded total charges of $1.2 million related to severance costs for the separation of the three executives and elimination of certain other employee positions. See Note 16, Commitments and Contingencies, "Executive Separation Agreements," for more information regarding the severance costs related to the separation of the three executives.

During the fourth quarter of fiscal 2006, we began implementing an operating strategy designed to significantly de-emphasize the sale of digital cameras and increase our focus on the sales of single-use and 35mm traditional film cameras. In connection with this strategy, we are realigning our operations in Europe including relocating certain operations from our Jena, Germany office to our United Kingdom office. As a result of the German office relocation in fiscal 2007, we recorded charges of approximately $0.4 million for severance costs. In addition, as a result of our de-emphasizing digital camera sales, we reduced our outsourcing organization in Asia and recorded a total of $0.1 million for employee severance costs. We also recorded impairment charges totaling $1.8 million related to the impairment of certain long-lived assets which included a reduction in the carrying value of a license used primarily in the branding of digital cameras and in certain machinery held for sale in the amounts of $1.0 million and $0.8 million, respectively.

During fiscal 2005, cost-reduction initiatives included, among other things, the elimination of certain employee positions and consolidation of certain operations in the United Kingdom, France, and Germany into our operations in Jena, Germany. As part of the consolidation of our European operations in Jena, Germany during 2005, we entered into severance and retention agreements with certain employees affected by our decision to consolidate these European operations.

Table III -- Other Charges Liability reconciles the beginning and ending balances of the other charges liability.

(in thousands)

Other Charges Liability

                             Severance   Retention    Total
                             ---------   ---------   ------
Balance as of July 3, 2004     $   --      $  --     $   --
Charges                           377        336        713
Reversals                        (117)        --       (117)
Payments                          (70)      (207)      (277)
                               ------      -----     ------
Balance as of July 2, 2005     $  190      $ 129     $  319
                               ------      -----     ------
Charges                         1,630        177      1,807
Reversals                          --        (24)       (24)
Payments                         (645)      (275)      (920)
                               ------      -----     ------
Balance as July 1, 2006        $1,175      $   7     $1,182
                               ======      =====     ======

Table IV -- Other Charges presents the related expenses and their classification in the consolidated statements of operations.

(in thousands)

                                                     Impairment
                                                     Long-Lived
Other Charges                Severance   Retention      Asset      Total
-------------                ---------   ---------   ----------   ------
Fiscal 2006
Cost of products sold          $   29       $ 96       $  788     $  913
Selling expense                   357         14           --        371
General and administrative
expense                         1,244         43        1,039      2,326
                               ------       ----       ------     ------
Total                          $1,630       $153       $1,827     $3,610
                               ======       ====       ======     ======
Fiscal 2005
Cost of products sold          $   --       $142       $   --     $  142
Selling expense                   107         47           --        154
General and administrative
expense                           153        147           --        300
                               ------       ----       ------     ------
Total                          $  260       $336       $   --     $  596
                               ======       ====       ======     ======

As a result of the cost-reduction initiatives implemented in fiscal 2006, we expect to make cash payments totaling $1.2 million related to severance and retention.

FISCAL 2005 COMPARED TO FISCAL 2004

Net Sales

Net sales for fiscal 2005 were $174.3 million, a decrease of $28.8 million, or 14.2%, as compared to net sales for fiscal 2004. The decrease in net sales was primarily due to a reduction in the sales volume of single-use cameras sold to significant RSD and DMS customers and lower average selling prices for digital cameras resulting from significant pricing competition and lower than anticipated sales by certain of our RSD customers. This reduction in net sales was partially offset by the inclusion of a complete fiscal year of net sales related to our acquisition of Jenimage in May 2004. See Note 2, Acquisition, in the Notes to Consolidated Financial Statements for more information regarding the Jenimage acquisition.

RSD net sales were $160.7 million for fiscal 2005, an increase of $4.7 million, or 3.0%, as compared to fiscal 2004, and accounted for 92.2% of total net sales.

RSD net sales from our operations in the Americas for fiscal 2005 were $87.2 million, a decrease of $18.8 million, or 17.7%, as compared to fiscal 2004. The decrease in RSD net sales was due primarily to reduced sales of single-use and digital cameras to two significant customers. This decrease in sales had a material adverse effect on fiscal 2005 results of operations. The reduction in sales to one significant RSD customer was due to the customer's overstocked inventory levels of single-use cameras during the first and second quarters of fiscal 2005. During the third and fourth quarters of fiscal 2005, sales of single-use cameras to this customer increased over the levels of the second quarter of fiscal 2005, and we expect sales of single-use cameras to this customer will continue to increase as its inventory levels decrease. The reduction in sales to the other significant RSD customer was attributable to a reduction in sales of digital cameras, partially offset by an increase in sales of single-use cameras to such customer.

RSD net sales from our operations in Europe for fiscal 2005 were $68.2 million, an increase of $20.8 million, or 44.1%, as compared to fiscal 2004. This increase was principally attributable to our acquisition of Jenimage.

DMS net sales were $13.6 million for fiscal 2005, a decrease of $33.7 million, or 71.2%, as compared to fiscal 2004, and accounted for 7.8% of total net sales. The decrease in DMS net sales was primarily attributable to lower sales to Kodak, for whom we manufactured products under two DMS agreements. Sales to Kodak in fiscal 2005 accounted for 7.3% of total net sales, while in fiscal 2004, sales to Kodak accounted for 19.6% of total net sales. As previously reported, Kodak advised us that it would cease purchases under the two DMS contracts during the second quarter of fiscal 2005. The winding down of sales to Kodak had a material adverse effect on our results of operations for fiscal 2005.

Net sales from our operations in Asia for fiscal 2005 were $18.9 million, a decrease of $30.8 million, or 62.0%, as compared to fiscal 2004. Net sales from our operations in Asia for fiscal 2005 included RSD sales of $5.3 million and all of our DMS sales. The decrease was attributable primarily to a reduction in sales to Kodak, partially offset by sales from our subsidiary in Japan.

Gross (Deficit) Profit

Gross (deficit) for fiscal 2005 was $(5.8) million, or (3.3) % of net sales, versus gross profit of $14.2 million, or 7.0% of net sales, in fiscal 2004. During fiscal 2005, gross (deficit), in dollars and as a percentage of net sales, was negatively affected by the following factors: (i) reduced sales volume of single-use cameras and lower average selling prices for digital cameras; (ii) a $8.7 million charge to reduce the carrying value of certain finished goods, components, work-in-process, raw material and return camera inventory below its cost basis to its estimated market value resulting from price declines; (iii) restructuring and other charges of $5.6 million consisting of a reduction in the carrying value of certain finished goods, components, work-in-process, raw material and return camera inventory below our cost basis to its estimated market value and employee severance costs attributable to our restructuring initiatives and cost-reduction initiatives; (iv) lower production volumes in our manufacturing facilities that created under-absorption of manufacturing labor and overhead and other costs of $5.5 million; and (v) additional depreciation expense of $1.4 million related to the reduction in the remaining useful lives of certain molds and tooling used in the production of certain digital cameras.

Product engineering, design and development costs for fiscal 2005 and fiscal 2004, in dollars and as a percentage of net sales, were $8.4 million (4.8%) and $10.5 million (5.2%), respectively. For further discussion, see "Inventories" under the caption, Critical Accounting Policies above, and Note 19, Restructuring and Other Charges, in the Notes to Consolidated Financial Statements.

Operating Expenses

Selling expenses for fiscal 2005 were $16.8 million, or 9.6% of net sales, compared to $13.5 million, or 6.6% of net sales, for fiscal 2004. The increase was primarily due to the cost of additional sales and marketing personnel and increases in freight-related shipping costs. Selling expenses in fiscal 2005 also included costs incurred by Jenimage.

General and administrative ("G&A") expenses, excluding variable stock-based compensation or income, for fiscal 2005 were $22.9 million, or 13.1% of net sales, compared to $26.8 million, or 13.2% of net sales, for fiscal 2004. The decrease in G&A expenses was primarily due to decreases in personnel costs and decreases in professional fees associated with designing and installing our ERP system, partially offset by increased costs and the recording of expenses related to previously capitalized costs incurred in connection with potential acquisitions. G&A expenses in fiscal 2005 also included costs incurred by Jenimage. We did not recognize any variable stock-based compensation expense for fiscal 2005 because the price of our common stock was lower than the exercise price of $5.97 of our repriced options at the beginning and end of the fiscal year. Variable stock-based compensation income for fiscal 2004 was $0.7 million because the price of our common stock on July 3, 2004 was lower than the price of our common stock used to compute variable stock-based compensation expense in previous quarters. We consider all of our variable stock-based compensation or income as a component of G&A expenses. See
Note 1, Description of Business and Summary of Significant Accounting Policies, "Stock-Based Compensation," in the Notes to Consolidated Financial Statements.

Interest Expense

Interest expense was $0.9 million and $0.7 million for fiscal 2005 and fiscal 2004, respectively. The increase was primarily due to an increase in average outstanding indebtedness under the financing facilities provided by HSBC during fiscal 2005 as compared to fiscal 2004.

Other Income, Net

Other income, net was $1.8 million and $0.5 million for fiscal 2005 and fiscal 2004, respectively. The increase is primarily attributable to the gain on the sale of an available-for-sale investment and the gain on the sale of a building in the United Kingdom. See Note 1, Description of Business and Summary of Significant Accounting Policies, "Investments," and Note 6, Property, Plant and Equipment, Net, in the Notes to Consolidated Financial Statements.

Income Taxes

As a result of fiscal 2005 losses realized by our foreign subsidiaries, the foreign subsidiaries had an accumulated earnings deficit of approximately $19.6 million as of July 2, 2005. Consequently, there was no basis to provide for U.S. federal and state income taxes for the results of the foreign operations. As of July 2, 2005, we had net operating loss carryforwards for U.S. tax purposes of approximately $12.6 million. The net operating loss carryforwards were scheduled to expire between 2006 and 2025. Additionally, we had approximately $39.5 million of net operating loss carryforwards related to our foreign operations, of which $37.9 million related to Hong Kong. A significant portion of these net operating loss carryforwards had no expiration dates.

During fiscal 2005, management evaluated the realizability of our deferred income tax assets. As part of assessing the realizability of our deferred income tax assets, management evaluated whether it is more likely than not that some portion, or all, of our deferred income tax assets will be realized. The realization of our U.S., Europe and Hong Kong deferred income tax assets relates directly to the Company's tax planning initiatives and strategies for U.S. federal and state, Europe and Hong Kong tax purposes. During fiscal 2005, based on all the available evidence, management determined that it is not more likely than not that its deferred income tax assets will be fully realized. Accordingly, a full valuation allowance was recorded against all of our deferred income tax assets in fiscal 2005. For fiscal 2005 and fiscal 2004, our effective tax rates were 0.4% and 25.6%, respectively.

Net Loss

As a result of the matters described above, we incurred a net loss of $(44.9) million, or $(1.54) per basic and diluted common share, for fiscal 2005 as compared to a net loss of $(31.2) million, or $(1.09) per basic and diluted common share, for fiscal 2004.

                         LIQUIDITY AND CAPITAL RESOURCES

We are not engaged in hedging activities and had no forward exchange contracts outstanding at July 1, 2006. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States and are more fully discussed below.

We believe that our cash and cash equivalents, short-term investments, anticipated cash flow from working capital and amounts available under our credit facilities provide sufficient liquidity and capital resources for our anticipated working capital and capital expenditure requirements for at least the next twelve months.

Cash and Cash Equivalents - Cash and cash equivalents decreased by $1.2 million from $8.0 million at July 2, 2005 to $6.8 million at July 1, 2006. The decrease was primarily the result of cash used for restricted cash of approximately $8.3 million, net payments of $2.9 million related to short-term borrowings under credit facilities and capital expenditures of $1.6 million, partially offset by $11.6 million of net proceeds provided by the sale of short-term and available-for-sale investments.

Short-Term Investments - Short-term investments, including available-for-sale investments, decreased by $11.6 million from $35.2 million at July 2, 2005 to $23.6 million at July 1, 2006, primarily as a result of the sale of investments to provide cash flow for operations and debt repayment.

Cash Used in Operating Activities - Cash used in operations in fiscal 2006 was $27,000, which compared favorably to cash used in operating activities of $7.8 million for fiscal 2005 and cash used in operating activities of $24.6 million for fiscal 2004. The changes in cash used in operating activities for the respective fiscal years were primarily attributable to changes in accounts receivable, inventories and accounts payable.

Cash Provided by Investing Activities - For fiscal 2006, the increase in cash from investing was primarily due to proceeds from the sale of short-term investments, partially offset by capital expenditures and an increase in restricted cash. During fiscal 2006, restricted cash increased by $8.3 million representing required minimum cash deposits as security for borrowings under our financing facilities. Capital expenditures for fiscal 2006, fiscal 2005 and fiscal 2004 were $1.6 million, $2.8 million and $6.8 million, respectively, and related primarily to expenditures on plant and equipment for our manufacturing facilities in the PRC. The decrease in fiscal 2005 was primarily the result of significantly reduced expenditures related to the ERP system purchased in fiscal 2004 and a reduction in expenditures primarily related to digital camera production tooling and other plant and equipment at our manufacturing facilities in the PRC. In fiscal 2005, we received proceeds of approximately $0.9 million on the sale of our property in Coalville, England that was previously used in connection with our operations in the United Kingdom. For fiscal 2004, the increase in cash from investing activities related to proceeds received from the sale of short-term and available-for-sale investments, offset by cash used in the Jenimage acquisition, net of cash received.

Cash (Used in) Provided by Financing Activities - Cash used in financing activities in fiscal 2006 was $(2.9) million resulting from the repayment of net borrowings under the credit facilities. In fiscal 2005, cash used in financing activities resulted from repayments of net borrowings under the credit facility. Cash provided from financing activities in the amount of $10.7 million during fiscal 2004 resulted from proceeds of $9.2 million received from borrowings under our short-term financing facilities and proceeds of $1.5 million received from the issuance of common stock from stock option exercises.

Operating Leases - We enter into operating leases in the ordinary course of business (e.g., warehouse facilities, office space and equipment). The effects of outstanding leases are not material to us either in terms of annual costs or in total future minimum payments. See Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements.

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

Related Party Transactions - We engaged in related party transactions as discussed in Note 18, Related Party Transactions, in the Notes to Consolidated Financial Statements. These transactions did not materially affect our results of operations, cash flows or financial condition.

Other Contractual Obligations - We do not have any material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. See Hong Kong Financing Facilities below for information about our financial guarantees.

Hong Kong Financing Facilities - As we previously disclosed in reports filed with the SEC, in October 2005, Concord Camera HK Limited ("CCHK"), our Hong Kong subsidiary, accepted a proposal from HSBC dated September 20, 2005 (the "September 2005 Agreement") that reduced CCHK's borrowing capacity from an aggregate of approximately $15.9 million under the previous agreement effective February 2005 to an aggregate of approximately $9.6 million. Under the September 2005 Agreement, the financing facilities consisted of an import facility of approximately $7.8 million and a $1.9 million foreign exchange facility, and CCHK agreed to provide HSBC with security over cash deposits in the amount of $2.0 million.

In January 2006, CCHK accepted a revised proposal from HSBC (the "January 2006 Agreement"). Under the January 2006 Agreement, the $1.9 million foreign exchange facility was eliminated and CCHK agreed to provide HSBC with additional security over cash deposits in the amount of $6.2 million. In addition to the import facility of approximately $7.8 million, the security also covered a guarantee facility of 380,000 Euros (equal to approximately $500,000), resulting in the required aggregate security over cash deposits of approximately $8.3 million. Upon receipt of CCHK's acceptance of the proposal and CCHK's providing the additional security of $6.2 million, HSBC agreed to cancel: (i) our corporate guarantees up to the aggregate amount of $13.7 million and 380,000 Euros; (ii) certain liens securing substantially all of CCHK's assets; (iii) the Letters of Undertaking from CCHK to HSBC, pursuant to which, among other things, CCHK was subject to certain covenants; and (iv) any and all of our and CCHK's obligations under two subordination agreements between CCHK and us, each dated March 31, 2005, pursuant to which we and HSBC agreed to subordinate approximately $20 million in inter-company payables from CCHK to us to any amounts that CCHK owed to HSBC.

On August 1, 2006, CCHK accepted HSBC's proposal to renew the demand financing facilities under the same terms and conditions as contained in the January 2006 Agreement. The renewed financing facilities are subject to review by HSBC at any time, and, in any event, by June 15, 2007. See Note 9, Short-Term Borrowings and Financing Facilities, in the Notes to Consolidated Financial Statements for more information regarding the Hong Kong financing facilities.

At July 1, 2006 and July 2, 2005, we had zero and $2.9 million, respectively, in short-term borrowings outstanding under the import facility described above. The weighted average borrowing rates on the short-term borrowings as of July 1, 2006 and July 2, 2005, were 6.79% and 4.15%, respectively.

At July 1, 2006 and July 2, 2005, we had $8.3 million and $8.4 million, respectively, in letters of credit outstanding, which were issued primarily to certain suppliers to guarantee payment of our purchase orders with such suppliers. The letters of credit are issued under our HSBC financing facilities.

Exchange Offer - On August 28, 2001, we launched an offer to exchange outstanding stock options that had an exercise price of more than $7.00 per share for new options to purchase 75% of the shares subject to the outstanding options at an exercise price of $5.97 per share representing the closing price of the common stock reported on the NASDAQ National Market on the date the Board of Directors approved the exchange offer. The exchange offer expired on October 16, 2001. We accepted for exchange and cancelled options to purchase a total of 1,375,876 shares of common stock and issued new options to purchase a total of 1,031,908 shares of common stock in exchange for the cancelled options. As a result of the exchange offer, we were previously required to apply variable accounting to these new stock options until the options are exercised, cancelled or expired unless the price of our common stock at fiscal year end is less than the exercise price of the repriced stock options. For fiscal 2005, we did not record any variable stock-based compensation expense in our consolidated statement of operations because the stock price of our common stock on July 2, 2005 was below the exercise price of $5.97. For fiscal 2004, variable stock-based compensation income was $0.7 million because our stock price on July 3, 2004 was lower than the price of our common stock used to compute variable stock-based compensation expense in previous quarters. Because the determination of variable accounting expense associated with the repriced stock options is dependent, in part, on our closing stock price at the end of each prospective reporting period, it is not possible to determine its future impact, either favorable or unfavorable, on our results of operations. On July 3, 2005 we adopted SFAS No. 123R. We are no longer required to apply SFAS No. 148 and variable accounting to our outstanding repriced stock options. See Note 1, Description of Business and Summary of Significant Accounting Policies and Note 13, Stock Options, in the Notes to Consolidated Financial Statements.

License Agreements - See Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for a discussion of our licensing activities.

Intellectual Property Claims - See Note 16, Commitments and Contingencies and
Note 17, Litigation and Settlements, in the Notes to Consolidated Financial Statements regarding intellectual property claims and litigations.

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

ACCELERATED FILER STATUS

On December 21, 2005, the SEC published final rules that, among other things, revised the definition of "accelerated filer" to make it simpler for accelerated filers whose public float falls below the $50 million threshold to exit accelerated filer status. Under the new rules, an accelerated filer that has voting and non-voting equity held by non-affiliates of less then $50 million is permitted to exit accelerated filer status at the end of the fiscal year in which its equity falls below $50 million. This measurement is taken at the end of the company's second fiscal quarter. If it is determined that the company is no longer an accelerated filer, it will be permitted to file its annual report for that year and subsequent periodic reports on a non-accelerated basis. Accelerated filer status affects an issuer's deadlines for filing its periodic reports with the SEC. Additionally, a non-accelerated filer is not required to comply with the requirements of Section 404 with respect to an assessment of its internal control over financial reporting until its first fiscal year ending on or after December 15, 2007.

Since our closing common stock price on December 30, 2005 was $1.19 per share and, of the approximately 28.7 million shares outstanding, at least 29% were held by our affiliates, our public float approximated $24.2 million as of such date. As a result, we exited accelerated filer status at the end of fiscal 2006 and we are now treated as a non-accelerated filer with respect to the filing deadline for this 2006 Annual Report on Form 10-K ("Form 10-K") and for the three quarterly reports that we will file with the SEC during fiscal 2007.

As a non-accelerated filer, we are required to file our Form 10-K within 90 days (increased from 75 days for accelerated filers) after the fiscal year end and our quarterly reports within 45 days (increased from 40 days for accelerated filers) after the fiscal quarter end. We are also not required to comply with the requirements of Section 404 until our 2008 fiscal year, which will provide us with temporary relief from compliance costs, including, without limitation, the costs incurred in connection with an annual audit related to the effectiveness of our internal control over financial reporting by our independent registered public accounting firm. During the period that we are treated as a non-accelerated filer, we will, however, continue to incur costs for remediating the material weaknesses that we believe have not yet been remediated and for maintaining effective internal control over our financial reporting.

OTHER EVENTS

In fiscal 2005 and fiscal 2004, certain of our foreign subsidiaries inadvertently sold approximately $16,000 and $22,000, respectively, of our products that were shipped to Cuba, Iran and Syria. One or more of the shipments may be in violation of regulations of the U.S. Treasury Department's Office of Foreign Assets Control ("OFAC"). We informed the U.S. Treasury Department of these matters and took steps to ensure future compliance with all OFAC regulations. To the extent we violated any regulations with respect to the above or other transactions; we may be subject to civil fines or other sanctions, which we believe will not be material. We do not expect these matters to have a material adverse effect on our financial position and results of operations.

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

At July 1, 2006, our exposure to changes in interest rates was limited, since we had no outstanding debt. Since we have no outstanding debt, we do not deem interest rate risk to be significant or material to our financial condition or results of operations. We do not presently use derivative instruments to adjust our interest rate risk profile. We do not utilize financial instruments for trading or speculative purposes, nor do we utilize leveraged financial instruments.

Each of our foreign subsidiaries purchases their inventories in U.S. Dollars and certain of their sales are in foreign currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. We have purchased and continue to purchase in foreign currencies certain components, products, raw materials and services needed to manufacture and sell our products. The impact of foreign exchange transactions is reflected in our statements of operations. Although we have previously analyzed the benefits and costs associated with hedging against foreign currency fluctuations, as of July 1, 2006, we were not engaged in any hedging activities, and we had no forward exchange contracts outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                       42
Report of Independent Registered Public Accounting Firm                       43
Consolidated Balance Sheets at July 1, 2006 and July 2, 2005                  44
Consolidated Statements of Operations for the years ended July 1, 2006,
   July 2, 2005 and July 3, 2004                                              45
Consolidated Statements of Stockholders' Equity for the years ended July 1,
   2006, July 2, 2005 and July 3, 2004                                        46
Consolidated Statements of Cash Flows for the years ended July 1, 2006,
   July 2, 2005 and July 3, 2004                                              47
Notes to Consolidated Financial Statements                                    48

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Concord Camera Corp.

We have audited the accompanying consolidated balance sheets of Concord Camera Corp. and subsidiaries as of July 1, 2006 and July 2, 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. We have also audited the schedule for the years ended July 1, 2006 and July 2, 2005 listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concord Camera Corp. and subsidiaries at July 1, 2006 and July 2, 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the 2006 and 2005 schedule presents fairly, in all material respects, the information set forth therein.


                                        /s/ BDO Seidman, LLP
                                        ----------------------------------------
                                        Certified Public Accountants

Miami, Florida
September 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Concord Camera Corp.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Concord Camera Corp. and subsidiaries for the year ended July 3, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Concord Camera Corp. and subsidiaries for the year ended July 3, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, in the year ended July 3, 2004, the Company changed its method of accounting with respect to the allocation of manufacturing labor and overhead costs to inventories.


                                        /s/ Ernst & Young LLP
                                        ----------------------------------------
                                        Certified Public Accountants

Fort Lauderdale, Florida
September 28, 2004

CONCORD CAMERA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                             JULY 1,    JULY 2,
                                                              2006       2005
                                                            --------   --------
ASSETS
Current Assets:
   Cash and cash equivalents                                $  6,795   $  8,016
   Restricted cash                                             8,264         --
   Short-term investments                                     23,550     35,200
   Accounts receivable, net                                   16,648     31,860
   Inventories                                                28,260     36,382
   Deferred compensation assets                                  372      8,711
   Prepaid expenses and other current assets                   2,905      2,708
                                                            --------   --------
      Total current assets                                    86,794    122,877
Property, plant and equipment, net                            13,778     16,672
Other assets                                                   4,170      7,207
                                                            --------   --------
      Total assets                                          $104,742   $146,756
                                                            ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Short-term borrowings under financing facilities         $     --   $  2,936
   Accounts payable                                           23,366     32,257
   Accrued expenses                                           14,711     14,108
   Deferred compensation liabilities                             315      8,688
   Other current liabilities                                   1,559      3,127
                                                            --------   --------
      Total current liabilities                               39,951     61,116
Other long-term liabilities                                    1,824      3,337
                                                            --------   --------
      Total liabilities                                       41,775     64,453
Commitments and contingencies
Stockholders' Equity:
   Blank check preferred stock, no par value,
      1,000 shares authorized, none issued                        --         --
   Common stock, no par value, 100,000 shares
      authorized; 30,925 shares issued
      as of July 1, 2006 and July 2, 2005                    143,518    143,518
   Additional paid-in capital                                  5,128      4,853
   Deferred share arrangement                                    624        624
   Accumulated deficit                                       (80,686)   (61,075)
                                                            --------   --------
                                                              68,584     87,920
   Less: treasury stock, at cost, 1,735 shares as
      of July 1, 2006 and July 2, 2005                        (4,993)    (4,993)
   Less: common stock held in trust, 509 shares as
      of July 1, 2006 and July 2, 2005                          (624)      (624)
                                                            --------   --------
      Total stockholders' equity                              62,967     82,303
                                                            --------   --------
      Total liabilities and stockholders' equity            $104,742   $146,756
                                                            ========   ========

See accompanying notes to consolidated financial statements.

CONCORD CAMERA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                        Fiscal Year Ended
                                                 ------------------------------
                                                  July 1,    July 2,    July 3,
                                                   2006       2005       2004
                                                 --------   --------   --------
Net sales                                        $137,529   $174,348   $203,132
Cost of products sold                             122,928    180,130    188,954
                                                 --------   --------   --------
Gross profit (deficit)                             14,601     (5,782)    14,178
Selling expenses                                   13,895     16,846     13,522
General and administrative expenses                20,978     22,948     26,842
Goodwill impairment                                    --         --      3,721
Variable stock-based compensation (income)             --         --       (659)
                                                 --------   --------   --------
Operating loss                                    (20,272)   (45,576)   (29,248)
Interest expense                                      374        931        715
Other income, net                                  (1,142)    (1,770)      (500)
                                                 --------   --------   --------
Loss before income taxes                          (19,504)   (44,737)   (29,463)
Provision for income taxes                            107        186      7,537
                                                 --------   --------   --------
Loss before extraordinary item                    (19,611)   (44,923)   (37,000)
Extraordinary gain - acquired net assets in
   excess of cost                                      --         --      5,778
                                                 --------   --------   --------
Net loss                                         $(19,611)  $(44,923)  $(31,222)
                                                 ========   ========   ========
Net loss per common share:
Basic and diluted
   Loss before extraordinary item                $  (0.67)  $  (1.54)  $  (1.29)
   Extraordinary gain                                  --         --       0.20
                                                 --------   --------   --------
   Loss income per common share                  $  (0.67)  $  (1.54)  $  (1.09)
                                                 ========   ========   ========
Weighted average common shares outstanding --
   basic and diluted                               29,190     29,157     28,716
                                                 ========   ========   ========

See accompanying notes to consolidated financial statements.

CONCORD CAMERA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

                                  Common Stock                                          (Accumulated
                               ----------------  Additional    Deferred      Deferred     Deficit)     Treasury Stock
                               Issued   Stated     Paid-in    Stock-Based     Share       Retained    ---------------
                               Shares    Value     Capital   Compensation  Arrangement    Earnings    Shares    Cost
                               ------  --------  ----------  ------------  -----------  ------------  ------  -------
Balance as of June 28, 2003    29,464  $141,109    $5,407       $(190)         $ --       $ 15,070     1,543  $(4,137)
Exercise of stock options
   and warrants                 1,108     1,964        --          --            --             --        --       --
Deferred stock-based
   compensation                    --        --        --         161            --             --        --       --
Purchase of treasury stock         --        --        --          --            --             --        56     (483)
Common stock held in Trust         --        --        --          --            --             --        --       --
Deferred share arrangement         --        --        --          --           413             --        --       --
Stock-based compensation           --        --      (554)         --            --             --        --       --
Net loss                           --        --        --          --            --        (31,222)       --       --
Realized loss on securities        --        --        --          --            --             --        --       --

Comprehensive loss                 --        --        --          --            --             --        --       --
-----------------------------------------------------------------------------------------------------------------------
Balance as of July 3, 2004     30,572  $143,073    $4,853       $ (29)         $413       $(16,152)    1,599  $(4,620)
Exercise of stock options
   and warrants                   353       445        --          --            --             --        --       --
Deferred stock-based
   compensation                    --        --        --          29            --             --        --       --
Purchase of treasury stock         --        --        --          --            --             --       136     (373)
Common stock held in Trust         --        --        --          --            --             --        --       --
Deferred share arrangement         --        --        --          --           211             --        --       --
Net loss                           --        --        --          --            --        (44,923)       --       --
-----------------------------------------------------------------------------------------------------------------------
   Balance as of July 2, 2005  30,925  $143,518    $4,853       $  --          $624       $(61,075)    1,735  $(4,993)
Stock-based compensation
   expense                         --        --       275          --            --             --        --       --
Net loss                           --        --        --          --            --        (19,611)       --       --
-----------------------------------------------------------------------------------------------------------------------
   Balance as of July 1, 2006  30,925  $143,518    $5,128       $  --          $624       $(80,686)    1,735  $(4,993)
=======================================================================================================================

                                Common Stock   Accumulated
                               Held in Trust      Other
                               -------------  Comprehensive
                               Shares   Cost       Loss        Total
                               ------  -----  -------------  --------
Balance as of June 28, 2003       --      --      $(431)     $156,828
Exercise of stock options
   and warrants                   --      --         --         1,964
Deferred stock-based
   compensation                   --      --         --           161
Purchase of treasury stock        --      --         --          (483)
Common stock held in Trust       331    (413)        --          (413)
Deferred share arrangement        --      --         --           413
Stock-based compensation          --      --         --          (554)
Net loss                          --      --         --       (31,222)
Realized loss on securities       --      --        431           431
                                                             --------
Comprehensive loss                --       0         --       (30,791)
---------------------------------------------------------------------
Balance as of July 3, 2004       331   $(413)     $  --      $127,125
Exercise of stock options
   and warrants                   --      --         --           445
Deferred stock-based
   compensation                   --      --         --            29
Purchase of treasury stock        --      --         --          (373)
Common stock held in Trust       178    (211)        --          (211)
Deferred share arrangement        --      --         --           211
Net loss                          --      --         --       (44,923)
---------------------------------------------------------------------
   Balance as of July 2, 2005    509   $(624)     $  --      $ 82,303
Stock-based compensation
   expense                        --      --         --           275
Net loss                          --      --         --       (19,611)
---------------------------------------------------------------------
   Balance as of July 1, 2006    509   $(624)     $  --      $ 62,967
=====================================================================

See accompanying notes to consolidated financial statements.

CONCORD CAMERA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                        Fiscal Year Ended
                                                  ----------------------------
                                                   July 1,   July 2,   July 3,
                                                    2006      2005      2004
                                                  --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                          $(19,611) $(44,923) $(31,222)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Provision for inventory charges                   1,586    12,954    11,100
   Depreciation and amortization                     5,164     8,823     7,872
   (Gain) loss on sale of short-term investments        --    (1,124)      916
   Gain on sale of building                             --      (450)       --
   Deferred income taxes                                --        --     7,204
   Extraordinary gain                                   --        --    (5,778)
   Goodwill impairment                                  --        --     3,721
   Impairment of long-lived assets                   1,828        --        --
   Stock-based compensation                            275        --        --
   Variable stock-based compensation income             --        --      (659)
   Changes in operating assets and liabilities:
      Accounts receivable, net                      15,212    (2,493)   11,643
      Inventories                                    6,536     3,081   (23,021)
      Deferred compensation assets                   8,339       (34)   (2,206)
      Prepaid expenses and other current
      assets                                          (197)    3,806    (6,310)
      Other assets                                     583     1,159     2,976
      Accounts payable                              (8,891)   13,474    (3,694)
      Accrued expenses                                 713    (2,289)    1,159
      Restructuring reserve, net of payments          (110)       --        --
      Deferred compensation liabilities             (8,373)      773       957
      Other current liabilities                     (1,568)      (75)    1,893
      Other long-term liabilities                   (1,513)     (473)   (1,146)
                                                  --------  --------  --------
   Net cash used in operating activities               (27)   (7,791)  (24,595)
                                                  --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds (purchases) from sale of short-term
      investments, net                                  --    (1,846)   40,254
   Proceeds from sales of available-for-sale
      investments                                   52,650    13,401        --
   Purchase of available-for-sale investments      (41,000)   (6,031)   (6,155)
   Restricted Cash                                  (8,264)       --        --
   Purchases of property, plant and equipment       (1,644)   (2,819)   (6,806)
   Proceeds from sale of property, plant and
      equipment                                         --       941        --
   Acquisition, net of cash received                    --        --    (9,097)
                                                  --------  --------  --------
   Net cash provided by investing activities         1,742     3,646    18,196
                                                  --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   (Repayments) borrowings under financing
      facilities, net                               (2,936)   (6,234)    9,170
   Net proceeds from issuance of common stock           --        72     1,481
                                                  --------  --------  --------
   Net cash (used in) provided by financing
      activities                                    (2,936)   (6,162)   10,651
                                                  --------  --------  --------
   Net (decrease) increase in cash and cash         (1,221)  (10,307)    4,252
      equivalents
Cash and cash equivalents at beginning of the
      year                                           8,016    18,323    14,071
                                                  --------  --------  --------
Cash and cash equivalents at end of the year      $  6,795  $  8,016  $ 18,323
                                                  ========  ========  ========

See Note 3, Supplemental Cash Flow Information, and accompanying notes to consolidated financial statements.

CONCORD CAMERA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Concord Camera Corp., a New Jersey corporation, and its consolidated subsidiaries (collectively referred to as the "Company" or "Concord") design, develop, manufacture, outsource and sell popularly priced, easy-to-use image capture products worldwide. The Company's products include single-use, digital and 35mm traditional film cameras. The Company manufactures and assembles most of its single-use cameras and certain of its 35mm traditional cameras at its manufacturing facilities in the Peoples Republic of China ("PRC") and outsources the manufacture of digital cameras and certain of its single-use and 35mm traditional film cameras for sale to retail sales and distribution ("RSD") customers. In fiscal 2005 and fiscal 2006, the Company de-emphasized the sale of digital cameras and the Company does not anticipate digital camera sales will be material in fiscal 2007. The Company sells its private label and brand-name products to its RSD customers worldwide either directly or through third-party distributors.

FISCAL PERIODS

The Company's fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to June 30. Fiscal 2006 and Fiscal 2004 were comprised of 53 weeks; whereas, Fiscal 2005 was comprised of 52 weeks.

For reference purposes, the Company's Fiscal 2006 quarters are defined as the quarter ended: October 1, 2005 ("First Quarter Fiscal 2006"), December 31, 2005 ("Second Quarter Fiscal 2006"), April 1, 2006 ("Third Quarter Fiscal 2006"), and July 1, 2006 ("Fourth Quarter Fiscal 2006"). Also for reference purposes, the Company's fiscal year ending on June 30, 2007 is designated as "Fiscal 2007."

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

FOREIGN CURRENCY TRANSACTIONS

The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, European Euro, British Pound Sterling, PRC Renminbi, Hong Kong Dollar and the Japanese Yen. Although certain net sales to customers and purchases of certain components and services are transacted in local currencies, each of the Company's foreign subsidiaries purchases substantially all of its finished goods inventories in U.S. Dollars. Therefore, the Company has determined the U.S. Dollar is the functional currency for all of its subsidiaries. The accounting records for subsidiaries that are maintained in a local currency are remeasured into the U.S. Dollar. Accordingly, most non-monetary balance sheet items and related income statement accounts are remeasured from the applicable local currency to the U.S. Dollar using average historical exchange rates, producing substantially the same result as if the entity's accounting records had been maintained in the U.S. Dollar. Adjustments resulting from the remeasurement process are recorded into earnings. Gains or losses resulting from foreign currency transactions and remeasurement are included in "Other income, net" in the accompanying consolidated statements of operations. For Fiscal 2006, Fiscal 2005 and Fiscal 2004 included in "Other income, net" in the accompanying consolidated statements of operations are approximately $0.3 million, $0.4 million, and ($0.7) million, respectively, of net foreign currency losses (gains).

HEDGING ACTIVITIES

During Fiscal 2006, Fiscal 2005 and Fiscal 2004, the Company had no forward exchange contracts or other derivatives outstanding and did not participate in any other type of hedging activities.

CONCENTRATION OF CREDIT RISK

The Company sells a significant percentage of its products to a relatively small number of customers. These customers operate in markets located principally in the United States, Canada, the United Kingdom, Germany, France and Japan. Receivables arising from these sales are generally not collateralized. The Company's credit terms extended to customers are generally 60 days or less. The Company does not charge interest on amounts outstanding. The Company monitors the credit-worthiness of its customers and reviews outstanding receivable balances for collectibility on a regular basis and records allowances for doubtful accounts, sales returns and allowances, as necessary. Customers that individually account for greater than 10% of the Company's total net sales create a concentration of credit risk. During Fiscal 2006, there were two such customers. See Note 21, Geographic Area and Significant Customer Information, for further discussion of significant customers.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents; restricted cash; short-term investments; accounts receivable, net; short-term borrowings under credit or revolving facilities; accounts payable; and accrued expenses approximate fair value because of their liquidity, short duration to maturity or short repayment term. Deferred compensation related assets and liabilities are valued at fair market value based upon the fair market value of their underlying investments. Because judgment is required in interpreting market data to develop estimates of fair value, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies may be material to the estimated fair value amounts.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

RESTRICTED CASH

The Company's financing facilities require a minimum cash deposit as security in the amount of $8.3 million for borrowings outstanding under its revolving demand financing facilities. The restricted cash amount is classified as a current asset in the consolidated balance sheets since the borrowings it secures are classified as a current liability. The total amount of restricted cash as of July 1, 2006 and July 2, 2005 was $8.3 million and zero, respectively on the consolidated balance sheets.

INVESTMENTS

At July 1, 2006 and July 2, 2005, the Company's "Short-term investments" as classified in the accompanying consolidated balance sheets consisted of auction rate debt securities and are considered to be available-for-sale securities. During Fiscal 2006, no other comprehensive income or loss is recorded because the variable interest rate feature and short maturities of the auction rate debt securities cause their carrying values to approximate market value. Realized gains and losses, interest and dividends are classified as investment income in "Other income, net" in the accompanying consolidated statements of operations. During Fiscal 2005, the Company recorded a $1.1 million gain on the sale of a short-term investment denominated in European Central Bank Euros. During Fiscal 2004, the Company recorded a $0.9 million loss as a result of its sale of short-term investments. The (gain) loss on the sale of short-term investments is included in "Other income, net" in the accompanying consolidated statement of operations. Investment income of $1.5 million, $1.0 million and $1.3 million related to the short-term investments is included in "Other income, net" for Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively. See "Comprehensive Income (Loss)" below for further discussion of unrealized losses related to available-for-sale securities. Investments held in deferred compensation rabbi trusts directed by participants are classified as trading, and changes in the fair value of such investments are recorded in earnings.

INVENTORIES

Inventories, consisting of raw materials, components, work-in-process and finished goods, are stated at the lower of cost or market value and are determined on a first-in, first-out basis. Work-in-process and component inventory costs include materials, labor and manufacturing overhead. The Company records lower of cost or market value adjustments based upon changes in market pricing, customer demand, technological developments or other economic factors and for on-hand excess, obsolete or slow-moving inventory. See Note 5, Inventories for further discussion.

PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net are carried at cost less accumulated depreciation and amortization. Depreciation is computed by use of the straight-line method over the estimated useful lives of the respective assets. Small tools and accessories used in production in the PRC are charged to operations when purchased. Leasehold costs and improvements are amortized on a straight-line basis over the term of the lease or the estimated useful lives of such improvements, whichever is shorter. Depreciation expense for Fiscal 2006, Fiscal 2005 and Fiscal 2004 was approximately $5.6 million, $8.2 million and $7.5 million, respectively. Depreciation expense for Fiscal 2005 and Fiscal 2004 includes $1.4 million and $1.8 million, respectively, related to a reduction in the remaining useful lives of certain molds and tooling. See Note 6, Property, Plant and Equipment, Net and Note 19, Restructuring and Other Charges for further discussion.

                                 Useful Lives
        Asset Class               (in years)
------------------------------   ------------
Buildings                           30-50
Equipment, including tooling         1-10
Office furniture and equipment        3-7
Transportation equipment              5-7
Leasehold improvements               3-11

GOODWILL, NET

Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company applies the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, ("SFAS No. 142"). In accordance with SFAS No. 142, goodwill is not amortized, but is required to be assessed for impairment at least annually. The Company performs its goodwill impairment tests on or about June 30 of each year. The Company did not recognize any goodwill charges for Fiscal 2006 and Fiscal 2005 but determined its remaining goodwill of $3.7 million at July 3, 2004 was impaired and, accordingly, this goodwill was written-off during Fiscal 2004. Identifiable intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company's amortizable intangible assets include patents, trademarks and licenses and their respective costs are amortized on a straight-line basis over their estimated useful lives. See Note 7, Goodwill, Net and Note 8, Other Assets.

IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company records impairment losses when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The Company reviews the carrying value of its long-lived assets for impairment whenever events or changes in conditions indicate that the carrying value of such assets may not be recoverable. Since the Company incurred a significant operating loss during Fiscal 2006, Fiscal 2005 and Fiscal 2004, a potential impairment indicator, it performed an impairment test of its long-lived assets as of July 1, 2006, July 2, 2005 and July 3, 2004. The Company performed the impairment tests by summarizing the undiscounted cash flows expected to result from the use and eventual sale of its long-lived assets for each year tested, excluding goodwill. If the carrying values of the assets exceed the estimated undiscounted cash flows, the Company records an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value. The Company determines fair value through quoted market prices in active markets, or if quoted market prices are not available, through the performance of internal analyses of the discounted cash flows or external appraisals. Assets reviewed include patents, prepaid amounts related to licensing and royalty agreements and property, plant and equipment. See Note 6, Property, Plant and Equipment, Net and Note 19, Restructuring and Other Charges.

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

SHIPPING, HANDLING AND RELATED COSTS

The Company incurred shipping, handling and related costs of approximately $3.1 million, $3.6 million and $2.4 million during Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively, which are included in the accompanying consolidated statements of operations under the caption "Selling expenses." Shipping, handling and related costs incurred by the Company to ready products for sale (i.e., freight, duty and custom charges incurred to deliver products to the Company's manufacturing facilities and warehouses) are included in the accompanying consolidated statements of operations under the caption "Cost of products sold."

PRODUCT DESIGN AND DEVELOPMENT COSTS

Product design and development costs, which include costs in connection with new product development, product design, fundamental and exploratory research, process improvement, product use technology, and product quality assurance, are part of the production process and are expensed as incurred. Certain of the Company's products are developed, designed and engineered by its own engineers in the Company's facilities located in the U.S., Hong Kong and the PRC. The Company incurred $3.8 million, $8.4 million and $10.5 million during Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively, for product design and development. These costs are included in the accompanying consolidated statements of operations under the caption, "Cost of products sold."

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

STOCK-BASED COMPENSATION

The Company has four stock-based employee compensation plans, which are described more fully in Note 13. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB Opinion") No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation and Disclosure ("SFAS No. 148"). The Company had complied with the disclosure requirement of SFAS No. 148 prior to adopting SFAS No. 123 (revised 2004) Share-Based Payment ("SFAS 123R"). Accordingly, no stock-based compensation was recognized in the consolidated statements of operations for Fiscal 2005 or Fiscal 2004, as all of the options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective July 3, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in Fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, July 3, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted subsequent to July 3, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. As a result of adopting SFAS 123R on July 3, 2005, the Company's loss before income taxes for the year ended July 1, 2006 includes approximately $275,000 of stock based compensation expense.

The total income tax benefit recognized in the consolidated statement of operations for the stock-based compensation arrangements was $0 for Fiscal 2006. The Company considers all of its stock-based compensation expense as a component of general and administrative expenses. In addition, no amount of stock-based compensation was capitalized as part of capital expenditures or inventory for Fiscal 2006.

In Fiscal 2002, the Company consummated an exchange offer for certain outstanding stock options and, as a result, was required to apply variable stock-based compensation accounting for the new options issued in the exchange until they were exercised, cancelled or expired. For the repriced options, the Company was only subject to variable stock-based compensation expense when the Company's stock price was greater than $5.97. In Fiscal 2005 the Company recorded $0 variable stock-based compensation expense in the consolidated statement of operations because its Common Stock price on July 2, 2005 was below the new repriced stock options exercise price of $5.97 at the beginning and end of the fiscal year. For Fiscal 2004, the Company recorded $0.7 million in variable stock-based compensation income in the consolidated statement of operations because its Common Stock price on July 3, 2004 was lower than the Common Stock price used to compute variable stock-based compensation expense earlier in the previous quarters. The Company adopted SFAS No 123R on July 3, 2005, and no longer applies the variable method of accounting for stock options.

Pro forma information regarding net loss and loss per share required by SFAS No. 123, as amended by SFAS No. 148, had been determined as if the Company had accounted for its employee stock options under the fair value method for the periods presented below. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for the two years ended July 2, 2005:

                                      Fiscal Year
                                 ---------------------
                                    2005        2004
                                 ---------   ---------
Risk-Free Interest Rates              3.8%        2.8%
Expected Option Lives            3-5 years   3-5 years
Expected Volatilities                 75.1        75.6
Expected Dividend Yields                0%          0%
Weighted Average Fair Value
   of Options Granted                $1.16       $5.82

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested awards in each period presented (in thousands, except per share amounts):

                                                              Fiscal Year
                                                          -------------------
                                                            2005       2004
                                                          --------   --------
Net loss, as reported                                     $(44,923)  $(31,222)
Deduct/Add: variable stock-based compensation (income)
   expense, net of related tax effects, included in the
   determination of net loss as reported                        --       (659)
Deduct: total stock-based compensation
   expense determined under fair value based
   method for all awards,                                     (858)    (1,319)
                                                          --------   --------
Pro forma net loss                                        $(45,781)  $(33,200)
                                                          ========   ========
Loss per share:
   Basic -- as reported                                   $  (1.54)  $  (1.09)
                                                          ========   ========
   Basic -- pro forma                                     $  (1.57)  $  (1.16)
                                                          ========   ========
   Diluted -- as reported                                 $  (1.54)  $  (1.09)
                                                          ========   ========
   Diluted -- pro forma                                   $  (1.57)  $  (1.16)
                                                          ========   ========

INCOME TAXES

The provision for income taxes is based on the consolidated United States entities' and individual foreign companies' estimated tax rates for the applicable year. Deferred taxes are determined utilizing the asset and liability method based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred income tax provisions and benefits are based on the changes in the net deferred tax asset or liability from period to period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. See Note 15, Income Taxes.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, ("SFAS No. 130") includes net (loss) income adjusted for certain revenues, expenses, gains and losses that are excluded from net (loss) income under accounting principles generally accepted in the U.S. Unrealized gains related to the Company's available-for-sale investments are excluded from net
(loss) income. During Fiscal 2006, Fiscal 2005 and Fiscal 2004, the Company's comprehensive (loss) was ($19.6) million, ($44.9) million and ($30.8) million. During Fiscal 2006 and Fiscal 2005, the Company did not have any items of other comprehensive income or (loss). During Fiscal 2004, the Company had other comprehensive income of $0.4 million related to a realized loss on available-for-sale securities. See "Investments" above for a further discussion of available-for-sale securities.

(LOSS) INCOME PER SHARE

Basic and diluted (loss) income per share are calculated in accordance with SFAS No. 128, Earnings per Share ("SFAS No. 128"). All applicable (loss) income per share amounts have been presented in conformity with SFAS No. 128 requirements. During the past three fiscal years, the Company has issued shares of Common Stock upon the exercise of stock options as follows: Fiscal 2006 (0 shares), Fiscal 2005 (353,478 shares) and Fiscal 2004 (1,107,679 shares). In Fiscal 2006, Fiscal 2005 and Fiscal 2004, potentially dilutive securities comprised of options to purchase 337,354 shares, 2,265,889 shares and 3,325,944 shares of Common Stock, respectively, were not included in the calculation of diluted loss per share because their impact was antidilutive.

For Fiscal 2006 and Fiscal 2005, the weighted average effect of the 509,054 shares for which delivery was deferred under the Company's Deferred Delivery Plan, was included in the denominator of both basic and diluted loss per share calculations. For Fiscal 2004, the weighted average effect of 331,011 shares for which delivery was deferred under the Company's Deferred Delivery Plan, was included in the denominator of both basic and diluted loss per share calculations. See Note 12, Deferred Share Arrangement.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is required to be adopted by the Company in the first quarter of fiscal year 2008. The Company is currently evaluating whether the adoption of FIN 48 will have a material effect on its consolidated financial position, results of operations or cash flows.

NOTE 2 - ACQUISITION
(tables in thousands)

On May 10, 2004, the Company completed the acquisition of Jenimage Europe GmbH ("Jenimage"), a German corporation. Jenimage, based in Jena, Germany, was merged with and into the Company's subsidiary, Concord Camera GmbH, and during Fiscal 2006, the combined entity marketed and sold JENOPTIK branded photographic and imaging products, including digital cameras and 35mm traditional film cameras, binoculars and accessories. The acquisition expanded the Company's retail sales and distribution business in Germany and other parts of Europe and resulted in the consolidation of certain European operations and departments at our office in Jena, Germany in Fiscal 2005. The acquisition, recorded under the purchase method of accounting, included the purchase of 100% of the outstanding stock of Jenimage plus acquisition costs together totaling approximately $14.5 million in an all cash transaction. The assets acquired and liabilities assumed were recorded at estimated fair market value at the date of acquisition which resulted in an excess of estimated fair value of net assets acquired over cost, or negative goodwill, of $5.8 million, which was recorded as an extraordinary gain. As the negative goodwill is a permanent income tax difference, no income taxes have been provided relating to the extraordinary gain.

The operating results of Jenimage have been included in the accompanying consolidated statements of operations beginning on its date of acquisition.

The components of the purchase price and its allocation are as follows:

Consideration and Acquisition Costs:

Cash paid for Jenimage common stock                     $ 13,382
Acquisition costs                                          1,162
                                                        --------
                                                        $ 14,544
                                                        ========

Allocation of purchase price:
Current assets, including cash of $4,285                $ 25,499
Liabilities assumed                                       (5,177)
Excess of estimated fair value of net assets acquired
   over cost                                              (5,778)
                                                        --------
                                                        $ 14,544
                                                        ========

Pro forma amounts as if the acquisition had occurred at the beginning of the earliest period presented are not required as the acquisition was not significant.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:
(in thousands)

                                 Fiscal Year
                             ------------------
                             2006   2005   2004
                             ----   ----   ----
Cash paid for interest       $184   $442   $  6
                             ====   ====   ====
Cash paid for income taxes   $134   $ --   $353
                             ====   ====   ====

Non-cash Investing Activities:

Deferred Share Arrangement                              2005    2004
                                                       -----   -----
Common stock issued to participant and trust           $ 373   $ 483
Treasury stock received by Company                      (373)   (483)
Deferred share arrangement obligation to participant     211     413
Common stock received and held in trust                 (211)   (413)
                                                       -----   -----
                                                       $  --   $  --
                                                       =====   =====

See Note 12, Deferred Share Arrangement for a description of the deferred share arrangement transactions in Fiscal 2005 and Fiscal 2004. See also Note 23, Subsequent Events, regarding the expiration of one of the deferral periods and the release of the deferred shares to the beneficiary of the trust in which the shares were held.

NOTE 4 - ACCOUNTS RECEIVABLE, NET:
(in thousands)

Accounts receivable, net consists of the following:

                                                     July 1,   July 2,
                                                       2006      2005
                                                     -------   -------
Trade accounts receivable                            $20,475   $39,971
Less: allowances for sales returns and allowances,
   discounts, and doubtful accounts                   (3,827)   (8,111)
                                                     -------   -------
Total accounts receivable, net                       $16,648   $31,860
                                                     =======   =======

NOTE 5 - INVENTORIES:
(table in thousands)

Inventories consist of the following:

                                               July 1,   July 2,
                                                 2006      2005
                                               -------   -------
Raw material, components and work-in-process   $ 9,589   $ 6,507
Finished goods                                  18,671    29,875
                                               -------   -------
Total inventories                              $28,260   $36,382
                                               =======   =======

During Fiscal 2006 and Fiscal 2005, the Company recorded inventory related pre-tax charges of approximately $1.6 million and $13.0 million, respectively. The inventory charges were primarily attributable to price declines and increased competitive pricing pressures in the digital camera market and excess customer inventory levels that adversely affected the value of the Company's digital camera inventories of finished goods, components, work-in-process and raw material. The Company reduced the carrying value of inventories below their cost basis to their estimated net realizable value at July 2, 2005 and at July 1, 2006. For Fiscal 2006, the inventory related pre-tax charges had the effect of decreasing inventory by $1.6 million and increasing cost of products sold by $1.6 million. For Fiscal 2005, the inventory related pre-tax charges had the effect of decreasing inventory by $13.0 million and increasing cost of products sold by $13.0 million. See Note 19, Restructuring and Other Charges.

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

The standard cost approach was made possible by the Company's efforts to update its information systems and capture additional information related to its standard costs of manufacturing. Management believes that applying manufacturing labor and overhead costs to inventories improves the matching of costs incurred to manufacture the product with their flow through the production process. Under APB Opinion No. 20, Accounting Changes, this accounting change was considered to be a change in accounting estimate inseparable from a change in accounting method. The effect of changing its method of applying manufacturing labor and overhead costs to inventories during Fiscal 2004, resulted in an increase in each of cost of products sold and net loss in Fiscal 2004 of approximately $1.7 million ($0.06 per diluted common share) compared to the prior method.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET:
(in thousands)

Property, plant and equipment, net consist of the following:

                                                             July 1,    July 2,
                                                              2006       2005
                                                            --------   --------
Buildings                                                   $  6,804   $  6,804
Equipment, including tooling                                  36,238     35,686
Office furniture and equipment                                15,412     15,440
Transportation equipment                                         509        567
Leasehold improvements                                         5,593      5,571
                                                            --------   --------
                                                              64,556     64,068
Less: accumulated depreciation and amortization              (50,778)   (47,396)
                                                            --------   --------
Total property, plant and equipment, net                    $ 13,778   $ 16,672
                                                            ========   ========

During Fiscal 2006, the Company recorded an impairment charge of $0.8 million to lower the carrying value of certain machinery held for sale. The Company plans to sell the machinery during Fiscal 2007 and has reclassified the $0.3 million carrying value of certain machinery to current assets in the accompanying consolidated balance sheets at July 1, 2006. During Fiscal 2005, the Company reduced the carrying value and the remaining useful lives of certain molds and tooling used in the production of certain digital cameras since the Company believed that these products had a shortened product life due to market conditions and that these specific molds and tooling did not have alternative production uses. In Fiscal 2005, the reduction of the remaining useful lives of the molds and tooling had the effect of decreasing property, plant and equipment, net by $1.4 million ($.05 per diluted common share), and increasing depreciation expense by $1.4 million, which amounts were included in the cost of products sold. See Note 19, Restructuring and Other Charges.

In Fiscal 2005, the Company sold an 11,000 square foot building on a one-half acre parcel in Coalville, England that was used in connection with its operations in the United Kingdom. Under the terms of sale, the building was sold for approximately $0.9 million with a carrying value of approximately $0.5 million. Accordingly, in Fiscal 2005, the Company recorded a gain on the sale of the building in the accompanying consolidated statements of operations of approximately $0.4 million.

NOTE 7 - GOODWILL, NET

The Company currently does not have any indefinite-lived intangible assets on its balance sheets. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. During Fiscal 2004 and in accordance with SFAS No. 142, the Company performed its annual impairment test of its existing goodwill on a date established by the Company to be the first day of the fourth quarter, March 28, 2004, and concluded that no impairment existed at that date. Subsequent to that date, the Company's stock price experienced a significant decline in market value indicating the possible existence of impairment. Since the Company evaluates goodwill impairment at the entity level utilizing a single reporting unit approach, it used the market value of its Common Stock as the basis to compute the fair value of the entity. Accordingly, the Company reassessed the realizability of goodwill as of July 3, 2004 and concluded its goodwill was impaired. As a result, the Company recorded an impairment charge in the amount of $3.7 million for the full carrying value of goodwill during Fiscal 2004.

NOTE 8 - OTHER ASSETS
(tables in thousands)

Other assets consist of:

                                                       July 1,   July 2,
                                                         2006      2005
                                                       -------   -------
Patents, trademarks and licenses, net                   $3,800    $5,227
Deferred compensation assets                               234     1,878
Other                                                      136       102
                                                        ------    ------
Total other assets                                      $4,170    $7,207
                                                        ======    ======

Patents, trademarks, and licenses, net consist of the following:

                                        Useful Lives   July 1,   July 2,
                                         (in Years)      2006      2005
                                        ------------   -------   -------
Patents, trademarks and licenses           3 - 20      $10,109   $10,486
Less: accumulated amortization                          (6,309)   (5,259)
                                                       -------   -------
Patents, trademarks and licenses, net                  $ 3,800   $ 5,227
                                                       =======   =======

As of July 1, 2006, the aggregate weighted average amortization period for patents, trademarks, and licenses was approximately 11 years. For Fiscal 2006, Fiscal 2005 and Fiscal 2004, intangible asset amortization expense was $0.4 million, $0.6 million and $0.3 million, respectively. Estimated future aggregate annual amortization expense for each of the next five years is as follows:

                                      Estimated Aggregate
                       Fiscal Year   Amortization Expense
                       -----------   --------------------
                           2007              $453
                           2008               426
                           2009               426
                           2010               237
                           2011               237

The current portion of total deferred compensation assets is recorded in "Deferred compensation asset" in the accompanying balance sheets as of July 1, 2006 and July 2, 2005.

See Note 10, Other Long-Term Liabilities for a description of deferred compensation, Note 15, Income Taxes for a description of deferred income tax assets, and Note 16, Commitments and Contingencies for a description of license and royalty agreements and the impairment charges related to the Jenoptik license.

NOTE 9 - SHORT-TERM BORROWINGS AND FINANCING FACILITIES

HONG KONG FINANCING FACILITIES

In January 2006, Concord Camera HK Limited ("CCHK"), the Company's Hong Kong subsidiary, accepted a proposal (the "January 2006 Agreement") from The Hongkong and Shanghai Banking Corporation Limited ("HSBC") to provide various demand financing facilities. The facilities provide an aggregate of approximately $8.3 million in borrowing capacity and consist of an import facility of approximately $7.8 million and a guarantee facility of 380,000 Euros (equal to approximately $0.5 million). Upon receipt of CCHK's acceptance of the proposal, HSBC agreed to cancel (i) the Company's corporate guarantees up to the aggregate amount of $13.7 million and 380,000 Euros; (ii) certain liens securing substantially all of CCHK's assets; (iii) Letters of Undertaking from CCHK to HSBC, pursuant to which, among other things, CCHK was subject to certain covenants; and (iv) any and all obligations of the Company and CCHK pursuant to two subordination agreements each dated March 31, 2005 (the "Subordination Agreements"). Pursuant to the January 2006 Agreement, CCHK and HSBC also agreed, among other things, that CCHK will provide HSBC with cash deposits pledged as security in an aggregate amount of approximately $8.3 million. On August 1, 2006, CCHK accepted a proposal from HSBC to renew the financing facilities on the same terms and conditions as the January 2006 Agreement. See Note 23, Subsequent Events, regarding the renewal of the HSBC financing facilities.

The HSBC facilities are denominated in Hong Kong Dollars and bear interest at variable rates, as follows: 1.75% over the Hong Kong Interbank Offered Rate on import loans denominated in Hong Kong Dollars and 1.75% over the Singapore Interbank Offered Rate for transactions denominated in currency other than the Hong Kong Dollar. Since 1983, the Hong Kong Dollar has been pegged to the U.S. Dollar.

Effective January 31, 2005, CCHK terminated and repaid its then outstanding revolving financing facility, denominated in Euros, in an amount of approximately $13 million (decreased from January 1, 2005 quarter-end due to foreign currency rate fluctuations) constituting all obligations owed thereunder. Neither the Company nor CCHK incurred any termination fees or penalties in connection with the repayment and termination of the revolving facility.

In February 2005, HSBC provided to CCHK an aggregate of approximately $15.9 million in borrowing capacity under a proposal from HSBC dated January 21, 2005 (the "January 2005 Agreement"). The January 2005 Agreement provided CCHK with revolving financing facilities consisting of: (i) an import facility of approximately $14.0 million with a packing credit and export sub-limit facility of approximately $2.6 million; and (ii) a foreign exchange facility of approximately $1.9 million. The Company guaranteed all of the amounts under the financing facilities. Pursuant to an agreement dated June 10, 2004, CCHK granted a security interest in substantially all of its assets to HSBC. Also in February 2005, the Company and HSBC agreed, among other things, to subordinate approximately $20 million in inter-company payables from CCHK to the Company to any amounts owing or that may in the future become owing to HSBC by CCHK, which resulted in the Company and CCHK entering into the Subordination Agreements. During Fiscal 2005, the financing facilities were subject to certain covenants, and the Company was in compliance with all such covenants as of July 2, 2005.

In October 2005, CCHK accepted a proposal from HSBC dated September 20, 2005 (the "September Agreement") to reduce the financing facilities. Under the terms of the September Agreement, HSBC provided CCHK with an aggregate of approximately $9.6 million in total borrowing capacity, comprising an import facility of approximately $7.8 million reduced from the $14.0 million available under the January 2005 Agreement and an unchanged $1.9 million foreign exchange facility. Under the September Agreement, CCHK also agreed to provide HSBC with security over cash deposits in the amount of $2.0 million. All other material terms of the September Agreement remained unchanged from the terms of the January 2005 Agreement.

At July 1, 2006 and July 2, 2005, the Company had zero and $2.9 million, respectively, in short-term borrowings outstanding under the import facility described above. The weighted average borrowing rates on the short-term borrowings as of July 1, 2006 and July 2, 2005, were 6.79% and 4.15%, respectively.

At July 1, 2006 and July 2, 2005, the Company had $8.3 million and $8.4 million, respectively, in letters of credit outstanding, which were issued primarily to certain suppliers to guarantee payment for our purchase orders with such suppliers. The letters of credit are issued under the Company's HSBC financing facilities.

NOTE 10 - OTHER LONG-TERM LIABILITIES
(tables in thousands)

Other long-term liabilities consist of the following:

                                                               July 1,   July 2,
                                                                 2006      2005
                                                               -------   -------
Licensing and royalty related obligations                       $1,588    $1,891
Deferred compensation liabilities                                   52     1,228
Other                                                              184       218
                                                                ------    ------
Total other long-term liabilities                               $1,824    $3,337
                                                                ======    ======

Deferred compensation obligations represent the total vested account balances for all participants included in the Company's supplemental executive retirement plans ("SERPs") and for those participants who have individual deferred compensation arrangements under SERPs between the Company and certain of its executive officers. The current portion related to deferred compensation liabilities is recorded in "Deferred Compensation Liabilities" in the accompanying balance sheets as of July 1, 2006 and July 2, 2005. Current and long-term assets associated with such deferred compensation arrangements were also recorded in "Deferred Compensation Assets" and "Other assets," respectively, in the accompanying balance sheets as of July 1, 2006 and July 2, 2005. In connection with the SERPs, the Company contributed funds into separate trusts established for the purpose of satisfying the Company's obligations under each SERP. The underlying assets are recorded at fair value and primarily represent cash, marketable equity and fixed income securities invested at the participants' direction. Changes in the vested account balances of the deferred compensation obligations as well as changes in the fair value of the underlying assets are recorded in earnings. Licensing and royalty related obligations represent the total of future minimum royalty payment amounts and an amount equal to the present value of future payments related to various licensing agreements. See Note 16, Commitments and Contingencies.

NOTE 11 - STOCKHOLDERS' EQUITY

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

NOTE 12 - DEFERRED SHARE ARRANGEMENT

The Company's Deferred Delivery Plan allows designated executive officers to elect, subject to the approval of the Compensation and Stock Option Committee of the Company's Board of Directors (the "Compensation Committee"), to defer the gains on certain stock option exercises by deferring delivery of the "profit" shares to be received upon exercise.

Pursuant to the Deferred Delivery Plan and an election previously made on August 9, 2004, the Company's Chairman, Chief Executive Officer and President ("Chairman") tendered 136,269 fully paid and owned shares of Common Stock to the Company in payment of the exercise price (the "Payment Shares") of his option to purchase 314,312 shares of Common Stock ("2005 Delivery Plan Transaction"). Upon consummation of the 2005 Delivery Plan Transaction, the 136,269 Payment Shares were classified as "Treasury stock" and recorded at a cost of $373,375. The Company issued 314,312 new shares of Common Stock and classified them as "Common stock" at a cost of $373,375, of which 136,269 shares were issued to the Chairman in exchange for the Payment Shares. The remaining 178,043 shares, the delivery of which was deferred by the Chairman, were issued to a rabbi trust. The 178,043 shares held in the rabbi trust were recorded at a cost of $211,500 and were classified as "Common stock held in trust." The corresponding liability to the Chairman was recorded as $211,500 and was classified as

"Deferred share arrangement" in the stockholders' equity section of the accompanying consolidated balance sheets. On August 9, 2006, the Chairman took delivery of the 178,043 shares held in trust upon expiration of the two-year deferral period, reducing the deferred share arrangement in the stockholders' equity section by $211,500. See Note 23, Subsequent Events.

Pursuant to an election previously made under the Deferred Delivery Plan on July 14, 2003, the Chairman exercised an option to purchase 387,000 shares of Common Stock and tendered 55,989 fully paid and owned shares of Common Stock to the Company in payment of the exercise price ("2004 Delivery Plan Transaction"). Upon the consummation of 2004 Delivery Plan Transaction, the 55,989 Payment Shares were classified as "Treasury stock" and recorded at a cost of $482,625. The Company issued 387,000 new shares of Common Stock and classified them as "Common stock" at a cost of $482,625, of which 55,989 shares were issued to the Chairman in exchange for the Payment Shares. The remaining 331,011 shares, the delivery of which was deferred by the Chairman, were issued to a rabbi trust. The 331,011 shares held in the rabbi trust were recorded at a cost of $412,825 and were classified as "Common stock held in trust." The corresponding liability to the Chairman was recorded at $412,825 and was classified as "Deferred share arrangement" in the stockholders' equity section of the accompanying consolidated balance sheet.

NOTE 13 - STOCK OPTION PLANS

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

On August 28, 2001, the Company launched an offer to exchange outstanding stock options with an exercise price of more than $7.00 per share for new options to purchase 75% of the shares subject to the outstanding options at an exercise price of $5.97 per share (the closing price of the Common Stock as reported on the NASDAQ National Market on the date the Board approved the exchange offer). The exchange offer expired on October 16, 2001. The Company accepted for exchange and cancelled options to purchase a total of 1,375,876 shares of Common Stock and issued new options to purchase a total of 1,031,908 shares of Common Stock in exchange for the cancelled options. As a result of the exchange offer, the Company applied variable accounting for these new stock options until July 3, 2005, when the Company adopted FASB 123R.

The Company's 1993 Incentive Plan permitted the Compensation Committee to grant a variety of Common Stock awards. As amended as of July 1, 2006, 1,117,701 shares of Common Stock were subject to the 1993 Incentive Plan. The 1993 Incentive Plan expired on December 1, 2003.

In addition, the Company, from time to time, has granted stock options to certain individuals as an inducement to employment.

Option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant. For all plans, options granted have a maximum term of ten years and generally vest annually over a three- to five-year period, provided that the optionee remains a full-time employee of the Company.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The stock-based compensation recorded in Fiscal 2006 was calculated using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company's Common Stock over the period of time commensurate with the expected life of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company estimated its future stock option exercise and employee termination information used in the valuation model. The expected term of options granted is based upon the observed and expected time to the date of post-vesting exercise and forfeitures of options by the Company's employees. The risk-free interest rate is derived from the average U.S. Treasury rate for the period, which approximates the rate in effect at the time of the stock option grant.

                           Fiscal 2006
                           -----------
Expected volatility         64%-73.4%
Expected dividend yield            0%
Expected term (in years)           5
Risk-free interest rate     4.0%-5.1%

A summary of stock option activity under the Company's stock option plans as of July 1, 2006, and changes during the year then ended is presented below:

                                                       Weighted
                                          Weighted      Average
                                           Average     Remaining    Aggregate
                                          Exercise    Contractual   Intrinsic
Total Stock Options             Shares      Price    Term (Years)     Value
---------------------------   ---------   --------   ------------   ---------
Outstanding at July 2, 2005   2,265,889     $4.40
Granted                          80,000     $1.17
Exercised                            --        --
Canceled                        707,436     $4.48
                              ---------
Outstanding at July 1, 2006   1,638,453     $4.21         3.2          $--
                              =========
Exercisable at July 1, 2006   1,477,591     $4.40         2.7          $--
                              =========

The weighted average grant-date fair value of options granted during Fiscal 2006, Fiscal 2005 and Fiscal 2004 was $0.71, $1.29 and $4.71 respectively. No options were exercised during Fiscal 2006. The total intrinsic value of options exercised during Fiscal 2006, Fiscal 2005 and Fiscal 2004 was approximately, $0, $508,000 and $1,590,000, respectively. The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock option.

A summary of the status of the Company's nonvested shares as of July 1, 2006, and changes during Fiscal 2006 is presented below:

                                       Weighted Average
                                        Grant Date Fair
Nonvested Stock Options      Shares          Value
-------------------------   --------   ----------------
Nonvested at July 2, 2005    344,414         $2.99
Granted                       80,000         $0.71
Vested                      (130,887)        $3.87
Canceled                    (132,665)        $2.45
                             -------
Nonvested at July 1, 2006    160,862         $1.58
                             =======

As of July 1, 2006, there was approximately $167,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company's stock option plans. That cost is expected to be recognized over a weighted-average vesting period of 2.7 years. The total fair value of stock options vested during Fiscal 2006, Fiscal 2005 and Fiscal 2004 was approximately $506,000, $929,000 and $1,580,000, respectively.

NOTE 14 - DEFINED CONTRIBUTION PLAN

The Company maintains a defined contribution "401(k)" plan that covers substantially all United States employees meeting certain service requirements. The Company, at its sole discretion, makes matching cash contributions up to specified percentages of employees' contributions and makes additional discretionary contributions if the Company achieves certain profitability requirements.

For Fiscal 2006, Fiscal 2005 and Fiscal 2004, the Company did not make any contribution to the 401(k) plan.

NOTE 15 - INCOME TAXES
(in thousands)

Loss before income taxes in the accompanying consolidated statements of operations consists of the following:

                          Fiscal Year
                ------------------------------
                  2006       2005       2004
                --------   --------   --------
United States   $ (1,224)  $ (4,451)  $ (1,138)
Foreign          (18,280)   (40,286)   (28,325)
                --------   --------   --------
Total           $(19,504)  $(44,737)  $(29,463)
                ========   ========   ========

The provision (benefit) for income taxes is comprised of the following:

                                           Fiscal Year
                                     ----------------------
                                     2006    2005     2004
                                     ----   ------   ------
Current:
   United States federal and state   $ 17   $   --   $  293
   Foreign                             90      186       40
Deferred
   United States federal and state              --    7,298
   Foreign                                      --      (94)
                                     ----   ------   ------
                                     $107   $  186   $7,537
                                     ====   ======   ======

Deferred income tax assets and liabilities reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's deferred income tax assets as of July 1, 2006, were as follows:

                                     UNITED STATES          FOREIGN
                                    ---------------   -------------------
                                    FEDERAL   STATE   HONG KONG    EUROPE     TOTAL
                                    -------   -----   ---------   -------   --------
DEFERRED INCOME TAX ASSETS:
Operating loss carryforwards        $ 5,841   $ 269    $ 8,173    $ 1,808   $ 16,091
Reserves not currently deductible       432      55         --         --        487
Alternative minimum tax credit          227      --         --         --        227
Depreciation                            278      35         --         --        313
Compensation accruals                   997     127         --         --      1,124
Difference between book and tax
   basis of property                  1,324     169         --         --      1,493
Amortization                            195      25         --         --        220
Contributions carryover                  58       7         --         --         65
Other deferred income tax assets          9       1         --         --         10
                                    -------   -----    -------    -------   --------
Total deferred income tax assets      9,361     688      8,173      1,808     20,030
Less: valuation allowance            (9,361)   (688)    (8,173)    (1,808)   (20,030)
                                    -------   -----    -------    -------   --------
Net deferred income tax assets      $    --   $  --    $    --    $    --   $     --
                                    =======   =====    =======    =======   ========

The Company has no net deferred income tax liabilities as of July 1, 2006.

The tax effects of significant items comprising the Company's deferred income tax assets as of July 2, 2005, were as follows:

                                      UNITED STATES          FOREIGN
                                    ----------------   ------------------
                                     FEDERAL   STATE   HONG KONG   EUROPE     TOTAL
                                    --------   -----   ---------   ------   --------
DEFERRED INCOME TAX ASSETS:
Operating loss carryforwards        $  4,411   $ 115    $ 6,640    $ 472    $ 11,638
Reserves not currently deductible         56       4         --       --          60
Alternative minimum tax                  138      --         --       --         138
Depreciation                             415      31         --       --         446
Compensation accruals                  4,200     316         --       --       4,516
Difference between book and tax
   basis of property                   2,420     182         --       --       2,602
Amortization                            (639)    (48)        --       --        (687)
Contributions carryover                   58       4         --       --          62
Other deferred income tax assets           2      --         --      126         128
                                    --------   -----    -------    -----    --------
Total deferred income tax assets      11,061     604      6,640      598      18,903
Less: valuation allowance            (11,061)   (604)    (6,640)    (598)    (18,903)
                                    --------   -----    -------    -----    --------
Net deferred income tax assets      $     --   $  --    $    --    $  --    $     --
                                    ========   =====    =======    =====    ========

The Company had no net deferred income tax liabilities as of July 2, 2005.

Income attributable to Hong Kong business activities is taxed separately from income attributable to the PRC business activities. The annual effective income tax rate of the Company's Hong Kong subsidiary is 8.75%.

The Company has never paid any income or turnover tax to the PRC related to its processing activities in the PRC, but there can be no assurance that the Company will not be required to pay such taxes in the future. Existing PRC statutes can be construed as providing for a minimum of 10% to 15% income tax and a 3% turnover tax on the Company's business activities; however, the PRC has never attempted to enforce those statutes. The Company has been advised that the PRC's State Tax Bureau is reviewing the applicability of those statutes to processing activities of the type that the Company engages in, but it has not yet announced any final decisions as to the taxability of those activities. After consultation with its tax advisors, the Company does not believe that any tax exposure it may have on account of its operations in the PRC will be material to the Company's financial position or results of operations.

As a result of current and prior year losses realized by its foreign subsidiaries, the foreign subsidiaries have an accumulated earnings deficit of approximately $37.9 million as of July 1, 2006. Although the Company has an accumulated earnings deficit related to its foreign subsidiaries, certain of its foreign subsidiaries have undistributed earnings. Historically, the Company does not provide for U.S. federal and state income tax on such undistributed earnings based on the re-investment of such earnings outside the United States. For Fiscal 2006, the Company recorded an income tax provision of $0.1 million mostly related to income tax liabilities incurred by certain of its foreign subsidiaries. These foreign subsidiaries do not have net operating losses to offset such liabilities.

As of July 1, 2006, the Company had net operating loss carryforwards for U.S. federal tax purposes of approximately $16.7 million. The net operating loss carryforwards are scheduled to expire between 2010 and 2026. Additionally, the Company has approximately $51.4 million of net operating loss carryforwards related to its foreign operations, of which $46.7 million relates to Hong Kong. A significant portion of these net operating loss carryforwards have no expiration dates.

In Fiscal 2006, management evaluated the realizability of the Company's deferred income tax assets. As part of assessing the realizability of its deferred income tax assets, management evaluated whether it is more likely than not that some portion, or all, of its deferred income tax assets will be realized. The realization of its U.S., Europe and Hong Kong deferred income tax assets relates directly to the Company's tax planning initiatives and strategies for U.S. federal and state, Europe and Hong Kong tax purposes. In Fiscal 2006, based on all the available evidence, management determined that it is not more likely than not that its deferred income tax assets will be fully realized. Accordingly, the Company recorded a full valuation allowance against all of its deferred income tax assets in Fiscal 2006. Historically, the Company has recorded a full valuation allowance against all of its deferred tax assets in each fiscal year subsequent to and including Fiscal 2004. For Fiscal 2006, Fiscal 2005 and Fiscal 2004, the Company's effective income tax rate was 0.5 %, 0.4% and 25.6% respectively. The Company's future effective income tax rate will depend on the apportionment between foreign and domestic taxable income and losses, the statutory rates of the related tax jurisdictions and any changes to the valuation allowance.

A reconciliation of income tax expense computed at the statutory U.S. federal rate to the actual provision for income taxes is as follows:

                                                          Fiscal Year
                                                 -----------------------------
                                                   2006      2005        2004
                                                 -------   --------   --------
Computed benefit at U.S. federal statutory tax
   rate of 35%                                   $(6,826)  $(15,658)  $(10,312)
Increase in valuation allowance                    1,127      6,761     11,616
Effect of foreign subsidiaries subject to a
   different tax rate                              5,013     10,832      6,653
Previously unrecorded provision (benefit)            762     (1,641)        --
Tax effect of adjustment to U.S. net operating
   loss carryforwards                                 --         --     (1,825)
Permanent differences                                 20        (12)     1,183
State income tax, net of federal benefit              11         --        (14)
Other                                                 --        (96)       236
                                                 -------   --------   --------
Provision for income taxes                       $   107   $    186   $  7,537
                                                 =======   ========   ========

In Fiscal 2006, the Company identified net adjustments totaling approximately $0.8 million related to the prior year, primarily related to U.S. operations. In Fiscal 2005, the Company identified an adjustment to its net U.S. operating loss carryforwards with a tax effect of $1.6 million related to prior years. These amounts were fully offset by changes in a valuation allowance in each of Fiscal 2006 and 2005 and would have been similarly offset by changes in a valuation allowance had they been reflected in the appropriate prior periods, which, accordingly, have not been reclassified.

The U.S. net operating loss carryforwards include a portion arising from the exercise of stock options and will be credited to additional paid-in capital when the related tax benefit is realized.

As the negative goodwill relating to the Jenimage acquisition is a permanent income tax difference, no income taxes have been provided relating to the extraordinary gain.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

OFFICES AND WAREHOUSES

UNITED STATES

The Company leases approximately 20,000 square feet of office space at 4000 Hollywood Boulevard, Hollywood, Florida, of which approximately 5,500 square feet was sublet as of August 1, 2006. The Company leases, but no longer uses, a warehouse of approximately 13,700 square feet in Fort Lauderdale, Florida. The Company's leases for these facilities provide for rent of approximately $25,800 and $8,200 per month, respectively, with annual increases ranging from 2-3% and 3%, respectively, and expire on January 31, 2014, and January 31, 2009, respectively. As of July 3, 2004, the Company ceased operations in the Fort Lauderdale warehouse facility. The Company subleased these premises at the prevailing market rate which was $0.1 million lower than the existing contractual rate. Accordingly, at July 1, 2006 and July 2, 2005, the Company had recorded an accrued liability in the accompanying consolidated balance sheets related to the present value of the unfavorable rent differential between the total future lease expense offset by the estimated total future sublease income.

HONG KONG

The Company owns a total of 6,600 square feet of office space on one floor at ADP Pentagon Centre, 98 Texaco Road, Tsuen Wan, New Territories, Hong Kong. In the same facility, the Company leases a total of approximately 13,200 square feet of office space comprised of two floors under a lease expiring in October 2006 at a cost of approximately $10,300 per month including rent and maintenance. The Company is currently negotiating an extension of the lease for its Hong Kong office space. The land on which the building is situated is subject to a governmental ground lease that will expire in 2047.

PRC OPERATIONS

The Company's manufacturing activities are conducted at its facilities located in the Longgang District of Shenzhen, PRC (the "Company Facility"). The Company leases three employee dormitories and a canteen (the "Dormitories") at a cost of approximately $19,000 per month. The aggregate square footage of the Company Facility and the Dormitories is approximately 600,000 square feet.

The current processing agreement with the PRC expires in October 2006. The Company entered into a new processing agreement that will allow it to operate in the PRC until October 2016. The new processing agreement is pending approval by the applicable PRC governmental entities. Pursuant to a land use agreement, the Company has the title and right to use the land upon which the Company Facility is situated through the year 2038. At the end of the term, title and ownership to the land and Company Facility transfer to a PRC governmental agency. At that time, the Company expects to be able to lease the PRC land and improvements thereon at then prevailing rates.

OTHER JURISDICTIONS

In Fiscal 2005, the Company sold its property in Coalville, England that was previously used in connection with its operations in the United Kingdom. Under the terms of sale, the property was sold for approximately $0.9 million with a carrying value of approximately $0.5 million. The Company received net proceeds of approximately $0.9 million and recorded a gain on the sale of the property in the accompanying consolidated statements of operations of approximately $0.4 million. The Company also leases warehouse and/or office space in the United Kingdom, France, Germany and Japan. The leases for office space in Germany and Japan expire on December 15, 2006 and September 29, 2006, respectively. The Company has provided notice of termination to the proper parties as to each such lease. The Company's lease for its facility in Canada expired October 31, 2005. The Company relocated its Canadian warehousing activity to a third-party service provider under a contract that will be terminated effective September 30, 2006.

LEASES

Future minimum rental payments for operating leases as of July 1, 2006 are as follows: (in thousands)

Fiscal Year

   2007                  $  746
   2008                     484
   2009                     413
   2010                     381
   2011                     385
   Thereafter               902
                         ------
Total minimum payments   $3,311
                         ======

Minimum payments have not been reduced by minimum sublease rentals of $0.6 million due in the future under noncancelable subleases.

Rental expense for operating leases of approximately $1.8 million, $2.1 million and $2.6 million was incurred for Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively.

EMPLOYMENT AGREEMENTS AND EXECUTIVE SERPS

Effective as of July 1, 2005, the employment agreement between the Company and Ira B. Lampert was amended (the "Lampert Agreement") to provide a four-year term that expires on July 1, 2009 and to end the Company's obligation to make a $500,000 annual contribution to a Supplemental Executive Retirement Plan and Agreement ("SERP") adopted for the benefit of Ira B. Lampert. The Lampert Agreement provides for an annual base salary of $900,000. Mr. Lampert voluntarily reduced his base salary from $900,000 to $800,000 per annum for the period from July 1, 2004 to June 30, 2005 and also voluntarily reduced the Company's $500,000 annual SERP contribution to $350,000 beginning with the payment that was due on January 1, 2005.

The Lampert Agreement provides that if his employment with the Company is terminated by reason of death or disability, Mr. Lampert or his legal representative would be entitled to receive, in addition to accrued compensation (including, without limitation, any earned but unpaid bonus or long-term incentive awards, any amount of base salary accrued or earned but unpaid, any deferred compensation earned but unpaid, any accrued but unused vacation pay and unreimbursed business expenses (the "Accrued Amounts")), his base salary for the scheduled balance of the term (payable in the case of death in a lump sum), a prorated bonus for the year in which the death or disability occurred, and any other or additional benefits owed to the executive under the then applicable employee benefit plans or policies of the Company, subject in the case of disability to offset against the base salary payment by the amount of any disability benefits provided to him by the Company or under any disability insurance that the Company provides or pays for.

The Lampert Agreement entitles Ira B. Lampert to participate generally in all pensions, retirement, insurance, savings, welfare and other employee benefit plans and arrangements and fringe benefits and perquisites maintained by the Company from time to time for senior executives of a comparable level. In addition to any life insurance provided pursuant to one of the Company's plans, Mr. Lampert is also provided with term life insurance, for such beneficiaries as are designated by Mr. Lampert, of $5 million face value, and long-term disability coverage with a $352,000 annual benefit and a $1.0 million lump sum payment payable in the event that Mr. Lampert's employment with the Company is terminated due to his disability (the "Additional Life and Disability Insurance"). In addition, the Company may purchase key man life insurance on the life of Mr. Lampert, which may be used to satisfy the Company's obligations under the Lampert Agreement in the event of Mr. Lampert's death. The Company currently maintains $5 million in key life insurance on the life of Mr. Lampert.

If Mr. Lampert's employment is terminated by the Company without cause or if there is a constructive termination without cause, Mr. Lampert would be entitled to receive the Accrued Amounts, his base salary and continuation of his benefits (or the economic equivalent of such benefits), the Additional Life and Disability Insurance and certain perquisites for the scheduled balance of the term and for an additional twelve months thereafter, and a prorated bonus for the year in which the termination occurred. If such termination followed a change of control of the Company, Mr. Lampert would be entitled to receive the salary continuation benefit as a lump sum payment without any discount and, subject to limited exceptions, any benefits, including options, in which he is not at such time fully vested would become fully vested and any options would remain exercisable for the full stated term of the option. If the automatic extensions of the term of the Lampert Agreement are discontinued at the request of the Company and Mr. Lampert's employment is terminated upon expiration of the term, Mr. Lampert would be entitled to receive the Accrued Amounts, his base salary and continuation of his benefits (or the economic equivalent of such benefits), the Additional Life and Disability Insurance and certain perquisites for twelve months after the end of the term, and a prorated bonus for the year in which the termination occurred. In addition, if the severance payments to Mr.Lampert under the Lampert Agreement follow a change in control and, together with other amounts paid to Mr. Lampert, exceed certain threshold amounts and are determined to constitute a parachute payment (as defined in Section 280G(b)(2) of the Internal Revenue Code), Mr. Lampert is to receive an additional amount to cover the federal excise tax with respect thereto on a "grossed up" basis. If Ira B. Lampert is terminated for cause, or he voluntarily resigns, he will only receive the Accrued Amounts and benefits provided in benefit plans.

Pursuant to the Lampert Agreement, the Company adopted a SERP for the benefit of Ira B. Lampert (the "Lampert SERP"). A specified amount, currently $500,000, was credited to the Lampert SERP account each year. These yearly credits were 100% vested and not subject to forfeiture. Mr. Lampert voluntarily reduced the amount of the credit to be made in January 2005 from $500,000 to $350,000. Effective as of July 1, 2005, the Company was no longer obligated to make $500,000 annual contributions to the Lampert SERP. However, if a change of control of the Company occurs and Mr. Lampert remains employed by the Company thereafter, the Company will be obligated to pay Mr. Lampert $500,000 within 30 days after the date of the change of control and annually during the remaining term of his employment with the Company on the first business day of each calendar year following the change of control. Pursuant to a one-time grant to Mr. Lampert of $1,549,998 in deferred compensation, made as of April 19, 2000, an additional $1,549,998 was credited to the Lampert SERP. It vested in three equal annual installments beginning January 1, 2001 and, as such, became fully vested on January 1, 2003. Additional credits were made to the Lampert SERP for the Deferred LTCIP Award of August 6, 2003 (described below under "Deferred Long-Term Compensation") and the deferred compensation awarded to him pursuant to the conditional release program because he prepaid the total amount of the indebtedness before it was scheduled to be forgiven by the Company.

The Company also has employment agreements with its other executive officers that provide for annual salaries ranging from approximately $210,000 to $250,000, plus certain other fringe benefits. These agreements prohibit the executives from competing with the Company for one year following termination of employment with the Company. These agreements contain, among other things, termination provisions that may result in the Company being obligated to make severance payments equal to four months' or one year's base salary, as the case may be, plus certain other fringe benefits.

In connection with grants of deferred compensation to five of its executive officers other than Ira B. Lampert, the Company adopted various SERPs for the benefit of those executives. A total of $1,090,000 was contributed to rabbi trusts established by the Company in connection with the executive SERPs (other than the Lampert SERP), which ranged from $100,000 to $550,000 per executive, before giving effect to the Deferred LTCIP Awards added to the SERPs of those executive officers who were granted a Deferred LTCIP Award on August 6, 2003. Generally, the amounts in the executive SERPs vested in installments over a period of not less than three years, subject to the executive's continued employment, and many provide for accelerated vesting, in whole or in part, if the executive's employment is terminated by the Company without cause. Additionally, Mr. Lampert and another executive officer elected to defer compensation from time to time, pursuant to their respective SERP agreements with the Company.

Each time the Company made an initial credit to an executive's account under a SERP agreement, the Company simultaneously contributed an equal amount to a trust established for the purpose of accumulating funds to satisfy the obligations incurred by the Company pursuant to the SERP.

SERP and other deferred compensation account balances, including investment earnings, were recorded as a deferred compensation asset and the related vested balances were recorded as a deferred compensation liability. See Note 8, Other Assets, and Note 11, Other Long-Term Liabilities.

DEFERRED LONG-TERM COMPENSATION

On August 6, 2003, the following executive officers were awarded the following amounts of contingent deferred compensation under the Company's Amended and Restated 2002 Long Term Cash Incentive Plan ("2002 LTCIP") with respect to the Fiscal 2002-2003 performance period (the "Deferred LTCIP Awards"): (i) Ira B. Lampert, $670,474; (ii) Brian F. King, $335,237; (iii) Keith L. Lampert, $389,629; (iv) Urs W. Stampfli, $274,021; and (v) Richard M. Finkbeiner, $224,722. The Deferred LTCIP Awards to Keith L. Lampert and Urs W. Stampfli vested, so long as the executive continued to be employed by the Company, in three equal annual installments on August 6, 2004, 2005 and 2006, or immediately upon: (i) a change of control of the Company; or (ii) the executive's death or disability. The Deferred LTCIP

Awards to Brian King and Rick Finkbeiner were forfeited when their employment terminated before any vesting had occurred. Ira B. Lampert voluntarily agreed to delay the vesting of his Deferred LTCIP Award by one year, such that it vested in three equal installments on August 6, 2005, 2006 and 2007 instead of August 6, 2004, 2005 and 2006. Otherwise, the Deferred LTCIP Award granted to Ira B. Lampert had substantially the same terms and conditions as the other Deferred LTCIP Awards; however, in addition to the events that will accelerate the vesting of the other Deferred LTCIP Awards, it provides for immediate vesting in the event of termination without cause, a constructive termination of employment without cause, or the non-renewal of his employment contract. The Lampert SERP and the other SERPs were all amended to include appropriate terms to govern the Deferred LTCIP Awards. The Company contributed the foregoing amounts to trusts established for the purpose of holding funds to satisfy the Company's obligations under the Deferred LTCIP Awards. Pursuant to the Separation Agreement between Mr. Keith Lampert and the Company, the vesting date of the installment of his Deferred LTCIP Award that was to have vested on August 6, 2006, was accelerated to March 31, 2006, the effective date of the termination of Mr. Keith Lampert's employment with the Company. See "Executive Separation Agreements" below.

DEFERRED COMPENSATION DISTRIBUTION ELECTION

Effective April 5, 2005, Ira B. Lampert and Keith L. Lampert, then the Company's Executive Vice President and Chief Operating Officer, made elections to have their vested deferred compensation account balances that were earned and vested prior to December 31, 2004 under their respective Amended and Restated SERPs paid to them in one lump sum payment on the business day following the first anniversary of the effective date of the election. Messrs. Ira Lampert and Keith Lampert advised the Company that they made these elections primarily because of the potential exposure to penalties and the uncertainty of tax consequences related to the deferred compensation arrangements under The American Jobs Creation Act of 2004. The amounts payable to Messrs. Ira Lampert and Keith Lampert under their respective SERPs and Deferred LTCIP Awards were $7.0 million and $1.6 million, respectively. An amount equal to the then current deferred compensation account balances of the SERPS was held in "rabbi trusts" previously established by the Company to fund its obligations under the SERPs. As a result of these elections, the assets held in the rabbi trusts and the obligations of the Company were reclassified from "Other assets" and "Other long-term liabilities" to "Deferred compensation" and "Deferred compensation obligations," respectively, in the accompanying consolidated balance sheets as of July 2, 2005.

As disclosed in a Current Report on Form 8-K filed with the SEC on November 29, 2005, on November 28, 2005, the Company entered into amendments to the SERP between the Company and each of executive officers Ira B. Lampert, Keith L. Lampert, Gerald J. Angeli, Harlan I. Press, Alan Schutzman and Urs W. Stampfli. The amendments modified each SERP in response to new Section 409A ("Section 409A") of the Internal Revenue Code of 1986, as amended, that affects non-qualified deferred compensation plans such as the SERPs. As discussed below under the caption, "Executive Separation Agreements," Messrs. Keith Lampert, Press and Schutzman separated from the Company effective as of April 1, 2006.

The amendments addressed two types of deferred compensation governed by the
SERPs: amounts deferred and vested on or before December 31, 2004 that were not subject to Section 409A ("Grandfathered Amounts") and amounts deferred on or before December 31, 2004 but not vested on such date that were subject to
Section 409A ("409A Amounts"). The amendments addressing Grandfathered Amounts terminated each SERP as to all Grandfathered Amounts and provided for the payment of such Grandfathered Amounts to be disbursed during calendar year 2005, except that the SERP between the Company and Ira B. Lampert was amended to permit Mr. Lampert, on or before November 30, 2005, to make an immediately effective election to withdraw his Grandfathered Amounts on January 3, 2006. The amendments addressing 409A Amounts permitted a SERP participant to elect, prior to December 31, 2005, to terminate his participation in his respective SERP as to all or a portion of the 409A Amounts, provided that all such vested 409A Amounts will be disbursed on or before December

31, 2005 or, if not earned and vested on such date, during the calendar year in which such 409A Amounts will be earned and vested.

As disclosed in the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2005, the Grandfathered Amounts were distributed to the SERP participants in accordance with the elections made by each participant. The 409A Amounts were distributed to date, or will be distributed, as the case may be, immediately upon vesting.

EXECUTIVE SEPARATION AGREEMENTS

The Company and Brian F. King entered into a separation agreement, dated as of March 29, 2004, pursuant to which Mr. King's employment terminated effective July 1, 2004. Pursuant to this agreement, Mr. King was to receive, among other things, the equivalent of his base salary of $450,000 per annum and auto allowance of $18,000 per annum (in installments in accordance with the normal payroll schedule) through June 30, 2005, in accordance with the severance provisions of his employment agreement.

The Company and Richard M. Finkbeiner entered into a separation agreement, dated as of August 18, 2004, pursuant to which Mr. Finkbeiner's employment terminated effective July 27, 2004. Pursuant to this agreement, Mr. Finkbeiner was to receive, among other things, the equivalent of his base salary of $262,500 per annum (in installments in accordance with the normal payroll schedule) through July 26, 2005, in accordance with the severance provisions of his employment agreement. Under these separation agreements, Messrs. King and Finkbeiner were required: (a) not to compete with the Company for one year; (b) to provide the Company with certain cooperation and assistance (without receiving additional compensation for same during the period covered by the severance payments); and
(c) to execute a release prior to receiving any severance payments.

On December 24, 2005, the Company and each of Keith L. Lampert, Alan Schutzman and Harlan I. Press entered into Separation Agreements, pursuant to which their employment was terminated effective April 1, 2006.

Each Separation Agreement provided that the separating executive was to receive, among other things, in addition to the benefits to which he was entitled under the Company's 401(k) plan and his individual SERP: (a) the equivalent of his base salary per annum plus his auto allowance for a period of twelve (12) months from and after the effective date of his termination other than for "cause" (as defined in his respective Terms of Employment) (March 31, 2006 or the date of any earlier voluntary termination or termination without cause) (the "Post-Employment Period") in accordance with the severance provisions of his Terms of Employment, payable in accordance with the Company's normal payroll practices; (b) his full vacation allotment for calendar year 2006 as though he was in the employ of the Company throughout calendar year 2006; (c) payment for his accrued but unused vacation allotment; (d) reimbursement of premiums for the continuation of his health insurance coverage under COBRA during the Post-Employment Period; and (e) reimbursement of certain agreed upon amounts for life and disability insurance coverage during the Post-Employment Period. Mr. Keith Lampert's Separation Agreement also provided for the acceleration of the vesting date of one of his deferred compensation accounts under his SERP from August 6, 2006 to the earlier of (i) March 31, 2006 or (ii) the effective date of any earlier termination without cause or any earlier voluntary termination.

Under the terms of their respective Separation Agreements, each of Messrs. Keith Lampert, Schutzman and Press (a) is prohibited from competing with the Company for a period of one year following the effective date of his separation from the Company; (b) agreed to provide to the Company certain cooperation and assistance (without additional compensation therefor during the one-year period covered by their severance payments); and (c) agreed to release the Company from any claims each may have against the Company.

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

During Fiscal 2006, the Company recorded an impairment charge of $1.0 million to lower the carrying value of the Jenoptik license. The license's carrying value was reduced to $0.6 million as a result of the impairment.

Effective January 1, 2001, the Company entered into a new twenty-year license agreement with Fuji Photo Film Ltd ("Fuji"). Under the new license agreement, Fuji granted the Company a worldwide non-exclusive license (excluding Japan until January 1, 2005) to use certain of Fuji's patents and patent applications related to single-use cameras. The license extends until the later of the expiration of the last of the licensed Fuji patents or February 26, 2021. In consideration of the license, the Company agreed to pay a license fee and certain royalty payments to Fuji. Accordingly, a significant portion of the balance for patents, trademarks and licenses, net in "Other assets" in the accompanying consolidated balance sheets at July 1, 2006 and July 2, 2005, was an asset associated with the Fuji license. The Company also recorded as a liability a corresponding amount that was included in licensing related obligations in "Other liabilities" in the accompanying consolidated balance sheets at July 1, 2006 and July 2, 2005 which was equal to the present value of future license fee payments. The Company amortizes these assets based upon quantities of units produced.

On August 26, 2002, the Company entered into two Polaroid licensing agreements. The two license agreements provided it with the exclusive (with the exception of products already released by Polaroid into the distribution chain), worldwide use of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of single-use and traditional film based cameras, including zoom cameras and certain related accessories. The license agreements did not include instant or digital cameras. Each license agreement included an initial term expiring on February 1, 2006, provided the Company the right to renew the license under the same economic terms for an additional three-year period and provided for the payment by the Company of $3.0 million of minimum royalties, or $6.0 million in total, which were fully credited against percentage royalties. Pursuant to the terms of the license agreements, as of August 2004, the Company paid a total of $6.0 million, which represented $3.0 million for each license agreement, as payment of the minimum royalties and recorded these payments as prepaid assets. The Company amortized these assets based upon a percentage of net sales of Polaroid branded cameras during the initial term of the license agreements. On November 28, 2005, the Company exercised its right to renew the single-use camera license agreement with Polaroid for an additional three-year term expiring on February 1, 2009 in accordance with the same economic terms included in the original agreement. In January 2006, the Company entered into a new license agreement with Polaroid providing it with the exclusive, worldwide use of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of traditional film cameras. The new license agreement is for a term of three years expiring on January 31, 2009 and provides for the payment by the Company of $50,000 of minimum royalties on or before October 31, 2006, which will be fully credited against percentage royalties during the first year of the term. There are no minimum guaranteed royalty payments under the traditional film license agreement after the first year of the term. As of July 1, 2006, the Company's 35mm traditional film percentage royalties exceeded the minimum royalty amount.

Additionally, the Company has other license and royalty agreements that require the payment of royalties based on the manufacture and/or sale of certain products. Its license and royalty agreements expire at various dates through Fiscal 2023. Total amortization and royalty expense for all licensing and royalty agreements for Fiscal 2006, Fiscal 2005 and Fiscal 2004 was $8.4 million, $6.9 million and $5.6 million, respectively.

INTELLECTUAL PROPERTY CLAIMS

From time to time, the Company receives patent infringement claims which it analyzes and, if appropriate, takes action to avoid infringement, settle the claim or negotiate a license. Those claims for which legal proceedings have been initiated against the Company are discussed in Note 17, Litigation and Settlements. The Company has also received notifications from two entities, one of which was a significant customer, alleging that certain of the Company's digital cameras infringe upon those entities' respective patents. The Company has engaged in discussions with these entities regarding resolution of the claims.

Based on the Company's initial assessment of these claims, infringement of one or more patents is probable if the patents are valid. Based upon the licensing discussions to date, the Company preliminarily estimates the potential royalties due to these two claimants for digital camera sales through July 1, 2006 to be between $0 and approximately $6.6 million in the aggregate. The actual royalty amounts, if any, for past and future sales are dependent upon the outcome of the negotiations. The Company has notified certain of its suppliers of its right to be indemnified by the suppliers if it is required to pay royalties or damages to either claimant. The Company is unable to reasonably estimate the amount of the potential loss, if any, within the range of estimates relating to these claims. Accordingly, the Company has not accrued any amounts related to these claims as of July 1, 2006.

PURCHASE COMMITMENTS

At July 1, 2006, the Company had $15.0 million in non-cancelable purchase commitments relating to the procurement of raw materials, components and finished goods inventory from various suppliers.

NOTE 17 - LITIGATION AND SETTLEMENTS

In July 2002, a class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be shareholders of the Company's common stock. On August 20, 2002, the Company filed a motion to dismiss the complaint and in December 2002, the Company's motion was granted by the court and the complaint was dismissed. In January 2003, an amended class action complaint (the "Amended Complaint") was filed adding certain of the Company's current and former directors as defendants. The lead plaintiffs in the Amended Complaint sought to act as representatives of a class consisting of all persons who purchased the Company's Common Stock (i) issued pursuant to the Company's September 26, 2000 secondary offering (the "Secondary Offering") or (ii) during the period from September 26, 2000 through June 22, 2001, inclusive. On April 18, 2003, the Company filed a motion to dismiss the Amended Complaint and on August 27, 2004, the court (i) dismissed all claims against the defendants related to the Secondary Offering and (ii) ruled that the allegations occurring before January 2001 or after April 2001 were not actionable. On September 8, 2005, the court granted the plaintiffs' motion for class certification and certified as plaintiffs all persons who purchased the Common Stock between January 18, 2001 and June 22, 2001, inclusive, and who were allegedly damaged thereby (the period January 18, 2001 through June 22, 2001 hereinafter referred to as the "Class Period"). The allegations remaining in the Amended Complaint are centered around claims that the Company failed to disclose, in periodic reports it filed with the SEC and in press releases it made to the public during the Class Period regarding its operations and financial results, that a large portion of its accounts receivable was represented by a delinquent and uncollectible balance due from then customer, KB Gear Interactive, Inc. ("KB Gear"), and that a material portion of its inventory consisted of customized components that have no alternative usage. The Amended Complaint claims that such failures artificially inflated the price of the Common Stock. The Amended Complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. Pursuant to a scheduling order of the court, trial in this matter is scheduled to commence on November 13, 2006. The Company has reached an agreement in principle with the plaintiffs on the settlement of this lawsuit. The settlement is subject to the negotiation and execution of a mutually agreeable settlement agreement and approval by the class shareholders and the court. The Company has sought coverage from its insurance carrier for this lawsuit under its directors and officers liability insurance policy and the insurance carrier is defending the action under a reservation of rights. The agreed upon pending settlement amount is within the policy limits. See Note 23, Subsequent Events, for more information regarding the pending settlement. Although the Company believes the settlement will be consummated and approved by the court, the Company cannot guarantee this result and if the lawsuit continues and is adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained.

On September 17, 2002, the Company was advised by the staff of the SEC that it is conducting an informal inquiry related to the matters described above and requested certain information and materials related thereto. On October 15, 2002, the staff of NASDAQ also requested certain information and materials related to the matters described above and to matters related to the previously reported embezzlement of Company funds by a former employee, uncovered in April 2002. The Company provided the requested information to the SEC and NASDAQ and has not received any further communication from the SEC with respect to the informal inquiry or from NASDAQ with respect to its request since the Company last responded in February 2003.

In September 2004, a class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be shareholders of the Company. In August 2005, an amended consolidated complaint (the "Amended Complaint") was filed adding a former officer of the Company as a defendant. The lead plaintiff in the Amended Complaint seeks to act as a representative of a class consisting of all persons who purchased the Company's Common Stock during the period from August 14, 2003 through August 31, 2004, inclusive (the "Class Period"), and who were allegedly damaged thereby. The allegations in the Amended Complaint are centered around claims that the Company failed to disclose, in periodic reports it filed with the SEC and in press releases it made to the public during the Class Period regarding its operations and financial results, (i) the full extent of the Company's excess, obsolete and otherwise impaired inventory; (ii) the departure of the newly added a former officer defendant from the Company until several months after his departure; and (iii) that Kodak would cancel its DMS contracts with the Company due to the Company's alleged infringement of Kodak's patents. The Amended Complaint also alleges that the Company improperly recognized revenue contrary to GAAP due to an alleged inability to reasonably estimate digital camera returns. The Amended Complaint claims that such failures artificially inflated the price of the Common Stock. The Amended Complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The Company intends to vigorously defend the lawsuit. Although the Company believes the lawsuit is without merit, the outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained. In a letter dated November 19, 2004, the Company was advised by the staff of the SEC that it is conducting an investigation related to the matters described above. The Company has provided the requested information to the SEC and has not received any further communication from the SEC with respect to its request since the Company last responded in May 2005.

On November 16, 2004, a shareholder derivative suit was initiated against certain of the Company's current and former officers and directors, and the Company as a nominal defendant, in the United States District Court for the District of New Jersey by an individual purporting to be a shareholder of the Company. The complaint alleges that the individual defendants breached their duties of loyalty and good faith by causing the Company to misrepresent its financial results and prospects, resulting in the class action complaints described in the immediately preceding paragraph. The complaint seeks unspecified damages, repayment of salaries and other remuneration from the individual defendants, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. In March 2005, the court granted a motion by the individual defendants and the Company to transfer the action to the United States District Court for the Southern District of Florida where the related class action suit is currently pending. In May 2005, the court consolidated this case with the related class action suit for discovery purposes only. Although the Company believes this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate effect on the Company, which could be material, cannot be ascertained. The Company has sought coverage from its insurance carrier for this lawsuit and the related class action suit under its directors and officers liability insurance policy, and the insurance carrier is defending the actions under a reservation of rights.

Pursuant to the Company's Certificate of Incorporation, as amended, the personal liability of the Company's directors is limited to the fullest extent permitted under the New Jersey Business Corporation Act ("NJBCA"), and the Company is required to indemnify its officers and directors to the fullest extent permitted under the NJBCA. In accordance with the terms of the Certificate of Incorporation and the NJBCA, the Board of Directors approved the payment of expenses for each of the current and former officers and directors named as defendants (the "individual defendants") in the above described class action and derivative action litigations (collectively, the "actions") in advance of the final disposition of such actions. The individual defendants have executed and delivered to the Company written undertakings to repay the Company all amounts so advanced if it shall ultimately be determined that the individual defendants are not entitled to be indemnified by the Company under the NJBCA. In April 2004, a patent infringement complaint was filed by Compression Labs, Inc. against 28 defendants, including the Company, in the United States District Court for the Eastern District of Texas. The complaint asserts that the defendants have conducted activities which infringe U.S. Patent No. 4,698,672 (the "672 Patent"), entitled, "Coding System for Reducing Redundancy." The complaint seeks unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. In February 2005, pursuant to an order of the Judicial Panel on Multi-District Litigation, this action was transferred to the United States District Court for the Northern District of California. The defendants in this action have reached an agreement in principle with the plaintiffs on a group settlement of this lawsuit. The settlement is subject to the defendant's agreement as to the allocation of the settlement amount amongst the defendants, the execution of a mutually agreeable settlement agreement and approval by the court. Based on the current proposed allocation, the settlement amount allocated to the Company is not material and will not have a material adverse effect on our financial position or results of operations. The Company accrued the settlement amount as of July 1, 2006. Although the Company believes the settlement will be consummated and approved by the court, the Company cannot guarantee this result and if the lawsuit continues and is adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained. The Company has notified several third parties of its intent to seek indemnity from such parties for any costs or damages incurred by the Company as a result of this action.

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

In November 2005, Flashpoint Technology, Inc. filed a patent infringement complaint against the Company in the United States District Court for the District of Delaware. The complaint asserted that the Company conducted activities which infringed U.S. Patent Nos. 6,177,956, 6,249,316, 6,847,388, 6,278,447 and 6,233,190. The complaint sought injunctive relief, unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The Company has reached a settlement with the plaintiffs and the suit has been dismissed with prejudice. The amount of the settlement is not material and does not have a material adverse effect on our financial position or results of operations. The Company accrued the settlement amount as of July 1, 2006.

In June 2006, St. Clare Intellectual Properties Consultants, Inc. filed a patent infringement complaint against 22 companies, including the Company, in the United States District Court for the District of Delaware. The Company has not yet been served with the complaint. The complaint asserts that the defendants have conducted activities which infringe U.S. Patent Nos. 5,138,459, 6,094,219, 6,233,010 and 6,323,899. The complaint seeks injunctive relief, unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. It is too early to assess the probability of a favorable or unfavorable outcome or the loss or range of loss, if any, and therefore, no amounts have been accrued relating to this action. The Company is assessing potential claims of indemnification against certain of its suppliers with respect to this action.

The Company is involved from time to time in routine legal matters incidental to its business. Based upon available information, the Company believes that the resolution of such matters will not have a material adverse effect on its financial position or results of operations.

NOTE 18 - RELATED PARTY TRANSACTIONS

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

Effective December 1, 2004, J. David Hakman resigned from the Company's Board of Directors. In connection with Mr. Hakman's resignation, the Board approved an extension of the expiration dates of certain options held by Mr. Hakman. The modification of the terms of the options did not result in any compensation expense.

NOTE 19 - RESTRUCTURING AND OTHER CHARGES

RESTRUCTURING INITIATIVES

During Fiscal 2005, the Company announced restructuring initiatives designed to eliminate its reliance on internally designed and manufactured digital cameras and increase the design, co-development and purchase of digital cameras from outsourced manufacturers to provide competitive products to the retail market (the "Restructuring Initiatives"). The Restructuring Initiatives were a result of the Company's previously announced strategic review process to determine how it might better compete in the digital camera market. The Company's reliance on internally designed and manufactured digital cameras ended at the end of Fiscal 2005.

Table I - Restructuring Liability reconciles the beginning and ending balances of the restructuring liability.

(in thousands)

Restructuring Liability

                             Severance
                             ---------
Balance as of July 3, 2004    $    --
Charges                         1,217
Payments                       (1,107)
                              -------
Balance as of July 2, 2005    $   110
Charges                            --
Payments                         (110)
                              -------
Balance as of July 1, 2006    $    --
                              =======

Table II -- Restructuring Charges presents the related expenses and their classification in the consolidated statements of operations.

(in thousands)

Restructuring Charges

                                                  Inventory
Fiscal 2005                          Severance   Impairment    Total
-----------                          ---------   ----------   ------
Cost of products sold                  $1,176      $4,272     $5,448
Selling Expense                             4          --          4
General and administrative expense         37          --         37
                                       ------      ------     ------
Total Fiscal 2005                      $1,217      $4,272     $5,489
                                       ======      ======     ======

During Fiscal 2005, the Company recorded an additional $1.4 million in depreciation expense, which is included in cost of products sold in the consolidated statement of operations, related to the reduction in the remaining useful lives of the molds and tooling formerly used in the manufacturing of digital cameras.

In connection with the Restructuring Initiatives, the Company also incurred other charges related to retention costs of employees who were not terminated in Fiscal 2005. The services of these employees benefited parts of the business other than the manufacture of digital cameras. Accordingly, these retention costs are classified as "Other Charges" in Table IV below. During Fiscal 2006, the Company incurred approximately $0.2 million in expenses related to employee retention costs associated with the Restructuring Initiatives implemented in Fiscal 2005.

COST-REDUCTION INITIATIVES

The Company continues to evaluate its cost structure and implement cost-reduction initiatives as appropriate. During Fiscal 2006, cost-reduction initiatives included, among other things, the separation of three executives and the elimination of certain employee positions. As a result, during Fiscal 2006, the Company recorded total charges of $1.2 million related to severance costs for the separation of the three executives and elimination of certain employee positions.

During the fourth quarter of Fiscal 2006, the Company began implementing an operating strategy designed to significantly de-emphasize the sale of digital cameras and increase its focus on the sales of single-use and 35mm traditional film cameras. In connection with this strategy, the Company is realigning its operations in Europe, including relocating certain operations from its Jena, Germany office to its United Kingdom office. As a result of the German office relocation in Fiscal 2007, the Company recorded charges of approximately $0.4 million for severance costs. In addition, as a result of the de-emphasis of digital camera sales, the Company reduced its outsourcing organization in Asia and recorded a total of $0.1 million for employee severance costs. The Company also recorded impairment charges totaling $1.8 million related to the impairment of certain long-lived assets that included a reduction in the carrying value of a license used primarily in the branding of digital cameras and certain machinery held for sale in the amounts of $1.0 million and $0.8 million, respectively.

During fiscal 2005, cost-reduction initiatives included, among other things, the elimination of certain employee positions and consolidation of certain operations in the United Kingdom, France and Germany into its operations in Jena, Germany. As part of the consolidation of the Company's European operations in Jena, Germany during Fiscal 2005, the Company entered into severance and retention agreements with certain employees affected by its decision to consolidate these European operations.

Table III -- Other Charges Liability reconciles the beginning and ending balances of the other charges liability.

(in thousands)

Other Charges Liability

                             Severance   Retention    Total
                             ---------   ---------   ------
Balance as of July 3, 2004    $   --       $  --     $   --
Charges                          377         336        713
Reversals                       (117)         --       (117)
Payments                         (70)       (207)      (277)
                              ------       -----     ------
Balance as of July 2, 2005    $  190       $ 129     $  319
                              ------       -----     ------
Charges                        1,630         177      1,807
Reversals                         --         (24)       (24)
Payments                        (645)       (275)      (920)
                              ------       -----     ------
Balance as July 1, 2006       $1,175       $   7     $1,182
                              ======       =====     ======

Table IV -- Other Charges presents the related expenses and their classification in the consolidated statements of operations.

(in thousands)                                       Long-Lived
                                                        Asset
Other Charges                Severance   Retention   Impairment    Total
--------------------------   ---------   ---------   ----------   ------
Fiscal 2006

Cost of products sold          $   29       $ 96       $  788     $  913
Selling expense                   357         14           --        371
General and administrative
expense                         1,244         43        1,039      2,326
                               ------       ----       ------     ------
Total                          $1,630       $153       $1,827     $3,610
                               ======       ====       ======     ======

Fiscal 2005

Cost of products sold          $   --       $142       $   --     $  142
Selling expense                   107         47           --        154
General and administrative
expense                           153        147           --        300
                               ------       ----       ------     ------
Total                          $  260       $336       $   --     $  596
                               ======       ====       ======     ======

As a result of the cost-reduction initiatives implemented in Fiscal 2006, the Company expects to make cash payments totaling $1.2 million during fiscal 2007 related to severance and retention.

NOTE 20 - OTHER INCOME, NET

Included in the accompanying consolidated statements of operations under the caption, "Other income, net" is the following:

(in thousands)
                                             Fiscal Year
                                    ---------------------------
                                      2006      2005      2004
                                    -------   -------   -------
Investment income                   $(1,525)  $  (947)  $(1,282)
(Gain) loss on sale of securities        --    (1,124)      916
Gain on sale of building                 --      (450)       --
Foreign currency loss (gain), net       276       426      (691)
Other expense, net                      107       325       557
                                    -------   -------   -------
Other income, net                   $(1,142)  $(1,770)  $  (500)
                                    =======   =======   =======

NOTE 21 - GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMER INFORMATION

Pursuant to SFAS No. 131, Disclosure About Segments of a Business Enterprise and Related Information, the Company is required to report segment information. The Company operates in only one business segment, imaging equipment, and sells only one type of product, image capture devices. Accordingly, the Company's reported consolidated annual net sales reflect the revenue from the sale of such image capture devices from external customers and no additional segment reporting is required. SFAS No. 131 also requires certain revenue disclosures of geographic information based upon the Company's determination as to which regions such revenues were attributed. Accordingly, for purposes of this disclosure, the Company attributed RSD sales to the region where the customer's home office was located and all DMS sales were attributed to Asia. A summary of selected financial information regarding the Company's geographic operations is set forth below. The Americas consist of the United States, Canada and Latin America; Europe consists of Germany, the United Kingdom, France and certain other countries in the European Union; Asia consists of Hong Kong and the PRC.

(in thousands)

                                       Fiscal Year
                             ------------------------------
Sales made to unaffiliated
customers:                     2006       2005       2004
                             --------   --------   --------
Americas                     $ 88,167   $ 87,211   $106,025
Asia                              813     18,860     49,723
Europe                         48,549     68,277     47,384
                             --------   --------   --------
Total                        $137,529   $174,348   $203,132
                             ========   ========   ========

                              July 1,    July 2,
Identifiable assets:           2006       2005
                             --------   --------
Americas                     $ 54,396   $ 82,173
Asia                           45,326     47,054
Europe                          5,020     17,529
                             --------   --------
Total                        $104,742   $146,756
                             ========   ========

                                (Percentage of net sales)
                                       Fiscal Year
                                  ---------------------
Product groups:                   2006    2005     2004
                                  -----   -----   -----
Single-use cameras                 60.4%   45.9%   54.2%
Digital cameras                    28.3    41.1    29.4
35mm traditional film cameras      11.3    13.0    16.4
                                  -----   -----   -----
Total                             100.0%  100.0%  100.0%
                                  =====   =====   =====

During Fiscal 2006, each of the following customers accounted for at least 10% of the Company's net sales: Wal-Mart Stores, Inc. ("Wal-Mart") and Walgreen Co. ("Walgreens"). These companies represented the Company's two largest customers generating net sales in Fiscal 2006 of approximately $46.5 million (33.8% of total net sales) and $20.9 million (15.2% of total net sales), respectively.

During Fiscal 2005, Wal-Mart and Walgreens accounted for at least 10% of the Company's net sales. These companies represented the Company's two largest customers generating net sales in Fiscal 2005 of approximately $39.3 million (22.6% of total net sales) and $20.4 million (11.7% of total net sales), respectively. As previously reported in the Company's Form 10-K for Fiscal 2004, the Company received notification from a third customer, Eastman Kodak Company ("Kodak"), of its intent to cease purchases under its two DMS contracts with the Company by the end of Second Quarter Fiscal 2005. The winding down of sales to Kodak had a material adverse effect on the Company's results of operations for Fiscal 2005 and Fiscal 2006. The loss of any other significant customers or substantially reduced sales to any other significant customers could have a material adverse impact on results of operations.

During Fiscal 2004, each of the following customers accounted for at least 10% of the Company's net sales: Kodak, Wal-Mart and Walgreens. These companies represented the Company's three largest customers generating net sales in Fiscal 2004 of approximately $39.7 million (19.5% of total net sales), $39.1 million (19.1% of total net sales) and $23.1 million (11.3% of total net sales), respectively.

No other customer accounted for 10% or more of consolidated net sales of the Company during Fiscal 2006, Fiscal 2005 or Fiscal 2004.

NOTE 22 - QUARTERLY RESULTS (UNAUDITED)
(in thousands, except per share data)

                                        Quarter Ended
                           --------------------------------------
                           Oct. 1,   Dec. 31,   Apr. 1,   July 1,
                             2005      2005       2006      2006
                           -------   --------   -------   -------
Net sales                  $44,586   $41,109    $18,870   $32,964
Gross profit                 4,129     4,021      1,797     4,654
Loss before income taxes    (5,710)   (5,641)    (4,699)   (3,454)
Net loss                    (5,760)   (5,779)    (4,739)   (3,333)
Basic loss per share       $ (0.20)  $ (0.20)   $ (0.16)  $ (0.11)
Diluted loss per share     $ (0.20)  $ (0.20)   $ (0.16)  $ (0.11)

                                        Quarter Ended
                           ---------------------------------------
                           Oct. 2,    Jan. 1,    Apr. 2,   July 2,
                             2004      2005       2005       2005
                           -------   --------   --------   -------
Net sales                  $43,014   $ 54,333   $ 26,150   $50,851
Gross profit (deficit)         420     (3,546)    (5,513)    2,857
Loss before income taxes    (9,261)   (12,929)   (14,762)   (7,785)
Net loss                    (9,321)   (13,009)   (14,872)   (7,721)
Basic loss per share       $ (0.32)  $  (0.44)  $  (0.51)  $ (0.26)
Diluted loss per share     $ (0.32)  $  (0.44)  $  (0.51)  $ (0.26)

See Note 19, Restructuring and Other Charges for a description of items that had a significant effect on certain fiscal quarters.

NOTE 23 - SUBSEQUENT EVENTS

On August 1, 2006, CCHK accepted a proposal from HSBC to renew the revolving demand financing facilities under the same terms that CCHK previously accepted in January 2006. See Note 9, Short-Term Borrowings and Financing Facilities for more information regarding the HSBC financing facilities. The renewed financing facilities are subject to review by HSBC at any time, and, in any event, by June 15, 2007.

On August 9, 2006, Ira B. Lampert took delivery of 178,043 shares of the Company's common stock that had been held in a rabbi trust for his benefit pursuant to the terms and conditions of the Company's Deferred Delivery Plan. See Note 12, Deferred Share Arrangement for more information regarding the transaction.

On August 11, 2006, the parties in the class action suit styled Underwood et al.
v. Concord Camera Corp. et al. advised the court that they reached a settlement in principle. The settlement is subject to the completion of a stipulation of settlement and related documents, including a class notice, mutually acceptable to the parties, and to court approval. The agreed upon pending settlement amount is within the policy limits of the Company's directors and officers liability insurance policy. See Item 3, Legal Proceedings, and Note 17, Litigation and Settlements, for more information regarding this class action suit and the settlement in principle.

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

The report of E&Y on our financial statements for the fiscal year ended July 3, 2004 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

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

During the fiscal years ended July 3, 2004 and June 28, 2003, and through June 16, 2005, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), except that in connection with the audit for the fiscal year ended July 3, 2004 and the review of the Company's quarterly results for the first, second and third quarters of fiscal 2005, our management and E&Y identified several deficiencies, including deficiencies that rose to the level of material weaknesses, in our internal control over financial reporting ("Internal Control"). A complete description of the material weaknesses in Internal Control and our efforts to remediate them can be found under Item 9A, Controls and Procedures of this report. The material weaknesses identified by our management and E&Y related to the following areas:

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

ITEM 9A.  CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our management has reviewed and evaluated our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were ineffective in providing reasonable assurance of achieving their objectives because of the material weaknesses in internal control over financial reporting described below.

Because of these material weaknesses, we performed additional manual controls, procedures and analyses and other pre- and post-closing procedures designed to ensure that our consolidated financial statements are presented fairly in all material respects in accordance with accounting principles generally accepted in the United States. We relied on increased monitoring and review to compensate for the material weaknesses in our internal control over financial reporting. Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial position, results of operations, cash flows and stockholders' equity for the periods presented.

Material Weaknesses in Internal Control over Financial Reporting

As disclosed in our fiscal 2005 Annual Report on Form 10-K, as amended, management and our independent registered public accounting firm identified ten material weaknesses in our internal control over financial reporting. See also
Part I, Item 1A, Risk Factors, above.

In our fiscal 2006 Quarterly Reports on Form 10-Q, we disclosed our remediation efforts and the material weaknesses not yet remediated as of the date of each such report.

Management's Remediation Initiatives

During fiscal 2006, management developed a plan and a timeline for remediating our material weaknesses. As a result of our remediation efforts, management believes the following material weaknesses were remediated as of July 1, 2006:

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

     o Financial Statement Closing Process: Management believes that controls related to the financial statement closing process, including review of reconciliations, account analysis and review of journal entries by those responsible for the oversight of the process, are now operating effectively. Although management believes that we have remediated the material weakness in this process, certain control deficiencies remain within certain operating entities that do not rise to the level of a material weakness.

     o Inadequate Evidence of Review: Management believes that we now have adequate finance and accounting personnel, allowing management to provide necessary evidence of review in the financial statement review process.

     o Accounting Personnel: Management believes that we have an adequate number of accounting personnel with knowledge of, and technical expertise in, U.S. GAAP for our U.S. operations and foreign offices. In addition, management believes we have adequate controls related to the training and supervision of our accounting staff and to the segregation of duties of accounting personnel necessary throughout the organization.

Although management believes these material weaknesses in our internal control over financial reporting have been remediated to the extent disclosed, they have not been tested or opined upon by our independent registered public accounting firm and we cannot assure you that these remediation efforts have been successful or that we will not identify additional weaknesses in our controls and procedures in the future. However, we will continue to monitor the effectiveness of these actions and will make any changes that management determines appropriate.

Management anticipates that the following remaining material weaknesses in our internal control over financial reporting will be remediated by December 31, 2006, in accordance with the following timetable:

     o ERP System: Effective training for employees on the use of the ERP system, including on-line training, and correction of certain configuration deficiencies should be fully operational during fiscal 2007.

     o Information Technology: We have reduced excessive user access rights and expect to reduce any remaining excess user access rights during fiscal 2007. In addition, we expect to complete the tasks necessary to remediate the controls related to validating and maintaining our master data during fiscal 2007. Regarding segregation of duties, we have reduced potential segregation of duties conflicts through our remediation work related to excessive user access rights. We expect to remediate all significant remaining segregation of duties control deficiencies during fiscal 2007.

     o Sales, Accounts Receivable and Revenue Recognition: We anticipate completing the work necessary to begin remediating this material weakness and expect to complete its full remediation during fiscal 2007.

We cannot assure you, however, that our remediation efforts will be successful within this time frame or at all.

Under new SEC rules defining "accelerated filer," we will not be required to report on our internal control over financial reporting until our first fiscal year ending on or after December 15, 2007, which for us will be our 2008 fiscal year, unless we re-qualify as an accelerated filer during fiscal 2007. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, "Accelerated Filer Status," above for more information regarding the new SEC rules.

ITEM 9B.  OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information about directors required for this item is incorporated into this report by reference to our definitive proxy statement to be filed in connection with our Annual Meeting of Shareholders that will be held in December 2006 (the "Annual Meeting").

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section in our definitive proxy statement that will be entitled "Section 16 Beneficial Ownership Reporting Compliance."

The information concerning our code of ethics is incorporated by reference to the section in our definitive proxy statement that will be entitled "Code of Conduct."

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this item relating to executive compensation will be presented under the caption "Executive Compensation" in our definitive proxy statement in connection with the Annual Meeting. That information is incorporated into this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Information required by this item relating to the security ownership of our common stock by our management and other beneficial owners will be presented under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement in connection with the Annual Meeting. That information is incorporated into this report by reference.

Information required by this item relating to the securities authorized for issuance under our equity compensation plans will be presented under the caption "Equity Compensation Plans" in our definitive proxy statement in connection with the Annual Meeting. That information is incorporated into this report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by this item relating to certain relationships of our directors, executive officers and 5% shareholders and related transactions will be presented under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement in connection with the Annual Meeting. That information is incorporated into this report by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this item relating to the fees charged and services performed by our independent registered public accounting firm will be presented under the caption "Ratification of Appointment of Independent Auditors" in our definitive proxy statement in connection with the Annual Meeting. That information is incorporated into this report by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     (a) (1) Financial Statements: Consolidated financial statements filed as part of this report are set forth under Part II, Item 8 of this report.

          (2) Financial Statement Schedule

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)

                                        Column C
  Column A       Column B              Additions             Column D     Column E
------------   ------------   ---------------------------   ----------   ---------
                Balance at    Charged to                                 Balance
               beginning of   costs and      Charged to                  at end
Description       period       expenses    other accounts   Deductions   of period
------------   ------------   ----------   --------------   ----------   ---------
1. Allowances for sales returns and allowances, discounts, and doubtful accounts

FISCAL YEAR:
    2004          $ 3,111       17,589           --           10,969      $ 9,731
    2005          $ 9,731       24,225           --           25,845      $ 8,111
    2006          $ 8,111        7,527           --           11,811      $ 3,827

2.  Deferred income tax valuation allowance

FISCAL YEAR:
    2004          $   526       11,616           --               --      $12,142
    2005          $12,142        6,761           --               --      $18,903
    2006          $18,903        1,127                                    $20,030

          (3) Exhibits: The exhibits listed in the accompanying Exhibit Index are filed as part of this report. The Exhibit Index specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this report with an asterisk.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CONCORD CAMERA CORP.


Date: September 13, 2006                By: /s/ Ira B. Lampert
                                            ------------------------------------
                                            Ira B. Lampert, Chairman, Chief
                                            Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, and on the date set forth above.

Signature                               Title
---------                               -----


/s/ Ira B. Lampert                      Chairman of the Board, Chief Executive
-------------------------------------   Officer and President
Ira B. Lampert                          (Principal Executive Officer)


/s/ Blaine A. Robinson                  Vice President - Finance, Treasurer and
-------------------------------------   Assistant Secretary (Principal Financial
Blaine A. Robinson                      and Accounting Officer)


/s/ Morris H. Gindi                     Director
-------------------------------------
Morris H. Gindi


/s/ Ronald S. Cooper                    Director
-------------------------------------
Ronald S. Cooper


/s/ William J. O'Neill, Jr.             Director
-------------------------------------
William J. O'Neill, Jr.

                                  EXHIBIT INDEX

No.                       Description                                  Method of Filing
---                       -----------                                  ----------------
2.1      Purchase of Share and Claims and Transfer       Incorporated by reference to the Company's
         Agreement, dated May 10, 2004, by and between   Current Report on Form 8-K ("8-K") filed
         Concord Camera GmbH and 4MBO International      with the SEC on May 25, 2004.
         Electronic AG for the purchase of Jenimage
         Europe GmbH and Jenimage UK Limited

3.1      Certificate of Incorporation, as amended        Incorporated by reference to the Company's
         through May 9, 2000                             Annual Report on Form 10-K ("10-K") for the
                                                         year ended July 1, 2000.

3.2      Restated By-Laws, as amended through July 12,   Incorporated by reference to the Company's
         2004                                            10-K for the year ended July 3, 2004.

4.1      Form of Common Stock Certificate                Incorporated by reference to the Company's
                                                         registration statement on Form 8-A filed
                                                         September 20, 2000.

9.1*     Amended and Restated Voting Agreement, dated    Incorporated by reference to the Company's
         February 28, 1997, among the parties            10-K for the year ended July 1, 2000.
         signatory thereto, including among others,
         Ira B. Lampert, Brian King and Arthur
         Zawodny, as amended on various dates in 1998
         to add certain additional shares of the
         Company's Common Stock owned by Ira B.
         Lampert, Brian King and Keith Lampert and as
         further amended on January 6, 2000

10.1     Settlement Agreement between the Company and    Incorporated by reference to the Company's
         the SEC effective September 1, 1994             10-K for the year ended June 28, 2003.

10.2     Second renewal agreement of Master Processing   Incorporated by reference to the Company's
         Contract No. (86)507, dated March 15, 1996,     quarterly report on Form 10-Q ("10-Q") for
         and approval notice issued by the Longgang      the quarter ended September 30, 2000.
         Economic Development Bureau (English
         translations)

10.3     Contract for Grant of State-Owned Land Use      Incorporated by reference to the Company's
         Right, dated November 8, 1994, with the         10-Q for the quarter ended September 30,
         Shenzhen Land Bureau (English translation)      2000.


                                       9O

10.4     Hong Kong Credit Facility and Factoring         Incorporated by reference to the Company's
         Agreement, dated September 8, 1999, between     10-Q for the quarter ended January 1, 2000.
         The Hongkong and Shanghai Banking Corporation
         Limited ("HSBC") and Concord Camera HK
         Limited ("CCHK")

10.5     Letter agreements between HSBC and CCHK dated   Incorporated by reference to the Company's
         June 1, 2002 and June 4, 2002, relating to      10-K for the year ended June 29, 2002.
         and amending the Hong Kong Credit Facility
         and Factoring Agreement

10.6     Letter agreement between HSBC and CCHK dated    Incorporated by reference to the Company's
         December 13, 2003, relating to cancellation     10-K for the year ended July 3, 2004.
         of Hong Kong Factoring Facility

10.7     Letter agreement between HSBC and CCHK, dated   Incorporated by reference to the Company's
         as of November 7, 2003, relating to the         10-Q for the quarter ended December 27,
         provision of certain financing facilities and   2003.
         the guarantee of same by the Company

10.8     Letter agreement between HSBC and CCHK, dated   Incorporated by reference to the Company's
         as of April 23, 2004, relating to the           10-K for the year ended July 3, 2004.
         provision of certain financing facilities and
         the guarantee of same by the Company

10.9     Debenture, dated June 10, 2004, by CCHK in      Incorporated by reference to the Company's
         favor of HSBC                                   10-K for the year ended July 3, 2004.

10.10    Form of Guarantee from the Company to HSBC      Incorporated by reference to the Company's
         in connection with the Hong Kong financing      10-K for the year ended July 3, 2004.
         facilities, with schedule of outstanding
         Guarantees

10.11    Letter agreement between HSBC and CCHK, dated   Incorporated by reference to the Company's
         January 21, 2005, relating to the provision     8-K filed with the SEC on October 24, 2005.
         of certain financing facilities and the
         guarantee of same by the Company

10.12    Capitalization and Subordination Agreement      Incorporated by reference to the Company's
         dated as of March 31, 2005 between the          8-K filed with the SEC on October 24, 2005.
         Company and CCHK

10.13    Subordination Agreement dated as of March 31,   Incorporated by reference to the Company's
         2005 between the Company and CCHK               8-K filed with the SEC on October 24, 2005.

10.14    Letter Agreement between HSBC and CCHK, dated   Incorporated by reference to the Company's
         September 20, 2005, relating to the provision   8-K filed with the SEC on October 24, 2005.
         of certain financing facilities and the
         guarantee of same by the Company

10.15    Letter Agreement between HSBC and CCHK, dated   Incorporated by reference to the Company's
         January 4, 2006, relating to the provision of   8-K filed with the SEC on January 26, 2006.
         certain financing facilities to CCHK and the
         conditions thereof

10.16    Renewal of Business License of Concord Camera   Incorporated by reference to the Company's
         (Shenzhen) Company Limited, issued by the       10-K for the year ended July 3, 2004.
         Shenzhen Municipal Administration for
         Industry and Commerce on May 17, 2004
         (English translation)

10.17*   Incentive Plan (1993), as amended through       Incorporated by reference to the Company's
         April 24, 2000                                  10-K for the year ended July 1, 2000.

10.18*   Amendments to Incentive Plan (1993) dated as    Incorporated by reference to the Company's
         of April 19, 2001 and August 2, 2001            Schedule TO/A-1 filed August 28, 2001.

10.19*   Amendment to Incentive Plan (1993) dated as     Incorporated by reference to the Company's
         of January 20, 2003                             10-Q for the quarter ended March 29, 2003.

10.20*   Amendments to Incentive Plan (1993) dated as    Incorporated by reference to the Company's
         of February 10, 2003 and June 2, 2003           10-K for the year ended June 28, 2003.

10.21*   2002 Incentive Plan for Non-Officer             Incorporated by reference to the Company's
         Employees, New Recruits and Consultants, and    10-K for the year ended June 29, 2002.
         Amendment No. 1 to same dated September 4,
         2002

10.22*   Amendment No. 2 dated as of June 2, 2003 to     Incorporated by reference to the Company's
         2002 Incentive Plan for Non-Officer             10-K for the year ended June 28, 2003.
         Employees, New Recruits and Consultants

10.23*   2002 Incentive Plan for New Recruits, and       Incorporated by reference to the Company's
         Amendment No. 1 to same dated as of June 2,     10-K for the year ended June 28, 2003.
         2003

10.24*   Stock Option (Plan and) Agreement, dated as     Incorporated by reference to the Company's
         of May 15, 1998, between Urs W. Stampfli and    10-K for the year ended June 29, 2002.
         the Company

10.25*   Amendment, effective as of February 11, 2003,   Incorporated by reference to the Company's
         to Stock Option (Plan and) Agreement, dated     10-K for the year ended June 28, 2003.
         as of May 15, 1998, between Urs W. Stampfli
         and the Company

10.26*   Amended and Restated Deferred Delivery Plan,    Incorporated by reference to the Company's
         as amended through June 30, 2004                10-K for the year ended July 3, 2004.

10.27*   Amended and Restated Annual Incentive           Incorporated by reference to the Company's
         Compensation Plan, as amended through June      10-K for the year ended July 3, 2004.
         30, 2004

10.28*   Amended and Restated Long Term Incentive Plan   Incorporated by reference to the Company's
         Commencing Fiscal 2004, as amended through      10-K for the year ended July 3, 2004.
         June 30, 2004, and 2004-2006 Performance
         Criteria

10.29*   Restated Flexible Perquisite Spending Account   Incorporated by reference to the Company's
         Program for Corporate Officers, as amended      10-K for the year ended July 3, 2004.
         through July 12, 2004

10.30*   Appendix A, dated June 6, 2002, to Flexible     Incorporated by reference to the Company's
         Perquisite Spending Account Program             quarterly report on Form 10-Q for the
                                                         quarter ended December 28, 2002.

10.31*   Amended and Restated Employment Agreement,      Incorporated by reference to the Company's
         dated as of May 1, 1997, between the Company    10-K for the year ended July 3, 2004.
         and Ira B. Lampert

10.32*   Amendment No. 1 dated as of August 25, 1998,    Incorporated by reference to the Company's
         Amendment No. 3 dated as of April 19, 2000,     10-K for the year ended June 30, 2001.
         and Amendment No. 4 dated as of January 1,
         2001, to Amended and Restated Employment
         Agreement dated as of May 1, 1997, between
         Ira B. Lampert and the Company

10.33*   Amendment No. 2, dated as of January 1, 1999,   Incorporated by reference to the Company's
         to Amended and Restated Employment Agreement    10-Q for the quarter ended January 2, 1999.
         dated as of May 1, 1997, between Ira B.
         Lampert and the Company

10.34*   Amendment No. 5, dated as of December 2,        Incorporated by reference to the Company's
         2002, to Amended and Restated Employment        10-Q for the quarter ended December 28,
         Agreement dated as of May 1, 1997, between      2002.
         Ira B. Lampert and the Company

10.35*   Amendment No. 6, dated February 10, 2003, to    Incorporated by reference to the Company's
         Amended and Restated Employment Agreement       10-Q for the quarter ended March 29, 2003.
         dated as of May 1, 1997, between Ira B.
         Lampert and the Company

10.36*   Amendment No. 7, dated July 1, 2005, to         Incorporated by reference to the Company's
         Amended and Restated Employment Agreement       8-K filed with the SEC on September 9,
         dated as of May 1, 1997, between Ira B.         2005.
         Lampert and the Company and Amendment No. 1
         to Amended and Restated Supplemental
         Executive Retirement Plan and Agreement
         ("SERP") for Ira B. Lampert, dated as of
         August 18, 2004, between Ira B. Lampert and
         the Company

10.37*   Memorandum from Ira B. Lampert dated July 28,   Incorporated by reference to the Company's
         2004 to the Company regarding the waiver of     10-K for the year ended July 3, 2004.
         certain compensation and modification to
         vesting dates, along with releases signed by
         Ira B. Lampert

10.38*   Amended and Restated SERP for Ira B. Lampert,   Incorporated by reference to the Company's
         dated as of August 18, 2004, between Ira B.     10-K for the year ended July 3, 2004.
         Lampert and the Company

10.39*   Amended and Restated SERP for Keith L.          Incorporated by reference to the Company's
         Lampert, dated as of August 18, 2004, between   10-K for the year ended July 3, 2004.
         Keith L. Lampert and the Company

10.40*   Terms of Employment between Brian F. King and   Incorporated by reference to the Company's
         the Company, effective as of January 1, 2000    10-K for the year ended June 30, 2001.

10.41*   Amendment, dated as of November 20, 2002, to    Incorporated by reference to the Company's
         Terms of Employment dated as of January 1,      10-Q for the quarter ended December 28,
         2000, between Brian F. King and the Company     2002.

10.42*   Amendment No. 2 dated as of February 26,        Incorporated by reference to the Company's
         2003, and Amendment No. 3 dated as of March     10-Q for the quarter ended March 29, 2003.
         30, 2003, to Terms of Employment dated as of
         January 1, 2000, between Brian F. King and
         the Company

10.43*   Separation Agreement dated as of March 29,      Incorporated by reference to the Company's
         2004 between Brian F. King and the Company      10-K for the year ended July 3, 2004.

10.44*   Terms of Employment between Urs W. Stampfli     Incorporated by reference to the Company's
         and the Company, effective as of January 1,     10-K for the year ended June 30, 2001.
         2000

10.45*   Amendment, dated as of November 20, 2002, to    Incorporated by reference to the Company's
         Terms of Employment dated as of January 1,      10-Q for the quarter ended December 28,
         2000, between Urs W. Stampfli and the Company   2002.

10.46*   Amendment No. 2 dated as of February 26,        Incorporated by reference to the Company's
         2003, and Amendment No. 3 dated as of March     10-Q for the quarter ended March 29, 2003.
         30, 2003, to Terms of Employment dated as of
         January 1, 2000, between Urs W. Stampfli and
         the Company

10.47*   Extension and Amendment of Terms of             Incorporated by reference to the Company's
         Employment of Urs W. Stampfli with Concord      8-K filed with the SEC on December 27,
         Camera Corp. effective as of January 1, 2006,   2005.
         by and between the Company and Urs W.
         Stampfli

10.48*   Terms of Employment between Keith L. Lampert    Incorporated by reference to the Company's
         and the Company, effective as of November 11,   10-Q for the quarter ended December 28,
         2002                                            2002.

10.49*   Amendment No. 1, dated as of March 2, 2004,     Incorporated by reference to the Company's
         to Terms of Employment effective as of          10-Q for quarter ended March 27, 2004.
         November 11, 2002, between Keith L. Lampert
         and the Company

10.50*   Separation Agreement between the Company and    Incorporated by reference to the Company's
         Keith L. Lampert dated as of December 24,       10-Q for the quarter ended December 31,
         2005                                            2005.

10.51*   Terms of Employment between Richard             Incorporated by reference to the Company's
         Finkbeiner and the Company, effective as of     10-K for the year ended June 28, 2003.
         July 22, 2002, and Amendment No. 1 to same
         dated as of January 1, 2003

10.52*   Separation Agreement dated as of August 18,     Incorporated by reference to the Company's
         2004 between Richard Finkbeiner and the         10-K for the year ended July 3, 2004.
         Company

10.53*   Terms of Employment between Alan Schutzman      Incorporated by reference to the Company's
         and the Company, effective as of September      10-K for the year ended July 3, 2004.
         15, 2003, and Amendment No. 1 to same dated
         January 23, 2004

10.54*   Separation Agreement between the Company and    Incorporated by reference to the Company's
         Alan Schutzman dated as of December 24, 2005    10-Q for the quarter ended December 31,
                                                         2005.

10.55*   Terms of Employment between Harlan I. Press     Incorporated by reference to the Company's
         and the Company, effective as of January 1,     10-K for the year ended June 30, 2001.
         2000

10.56*   Amendment dated as of November 20, 2002,        Incorporated by reference to the Company's
         Amendment No. 2 dated as of February 26,        10-Q for the quarter ended October 2, 2004.
         2003, and Amendment No. 3 dated as of March
         30, 2003, to Terms of Employment dated as of
         January 1, 2000 between Harlan I. Press and
         the Company

10.57*   Separation Agreement between the Company and    Incorporated by reference to the Company's
         Harlan I. Press dated as of December 24, 2005   10-Q for the quarter ended December 31,
                                                         2005.

10.58*   Gerald J. Angeli Terms of Employment with the   Incorporated by reference to the Company's
         Company as of April 17, 2000                    8-K filed with the SEC on November 29,
                                                         2005.

10.59*   Amendment to Terms of Employment of Gerald J.   Incorporated by reference to the Company's
         Angeli with the Company dated as of June 11,    8-K filed with the SEC on November 29,
         2001                                            2005.

10.60*   Amendment No. 2 to Terms of Employment of       Incorporated by reference to the Company's
         Gerald J. Angeli with the Company dated as of   8-K filed with the SEC on November 29,
         August 12, 2002                                 2005.

10.61*   Amendment No. 3 to Terms of Employment of       Incorporated by reference to the Company's
         Gerald J. Angeli with the Company dated as of   8-K filed with the SEC on November 29,
         January 1, 2003                                 2005.

10.62*   Amendment No. 4 to Terms of Employment of       Incorporated by reference to the Company's
         Gerald J. Angeli with the Company dated as of   8-K filed with the SEC on November 29,
         March 22, 2004 (exclusive of Exhibit A          2005.
         thereto, "the Company Executive Management
         Tax Equalization Policy" which is
         incorporated by reference to the Company's
         Annual Report on Form 10-K for the year ended
         June 29, 2002 and exclusive Exhibit B
         thereto, "Concord Camera Corp. Code of
         Conduct," which is posted on the Company's
         website, www.concord-camera.com)

10.63*   Confidentiality/Intellectual Property           Incorporated by reference to the Company's
         Restrictions and Non-Compete (Rev. February     8-K filed with the SEC on November 29,
         12, 2001) between the Company and Gerald J.     2005.
         Angeli

10.64*   Amendment No. 5 to Terms of Employment of       Incorporated by reference to the Company's
         Gerald J. Angeli with the Company dated April   8-K filed with the SEC on April 6, 2006.
         3, 2006

10.65*   Terms of Employment between Blaine Robinson     Incorporated by reference to the Company's
         and the Company, effective as of February 11,   10-Q for the quarter ended October 2, 2004.
         2003 and Amendment No. 1 to same dated as of
         January 7, 2005.

10.66*   Amendment No. 2 to Terms of Employment of       Incorporated by reference to the Company's
         Blaine Robinson with the Company dated April    8-K filed with the SEC on April 6, 2006.
         1, 2006

10.67*   Amendment No. 3 to Terms of Employment of       Incorporated by reference to the Company's
         Blaine Robinson with the Company dated April    8-K filed with the SEC on April 6, 2006.
         1, 2006 (exclusive of Exhibits C, D and E
         thereto, which were each previously filed
         with the SEC as exhibits to the Company's
         Annual Report on Form 10-K for the year ended
         July 3, 2004)

10.68*   Terms of Employment of Scott L. Lampert with    Incorporated by reference to the Company's
         the Company effective August 1, 2001.           8-K filed with the SEC on April 6, 2006.

10.69*   Amendment No. 1 to Terms of Employment of       Incorporated by reference to the Company's
         Scott L. Lampert with The Company dated April   8-K filed with the SEC on April 6, 2006.
         1, 2006 (exclusive of Exhibits C, D and E
         thereto, which were each previously filed
         with the SEC as exhibits to the Company's
         Annual Report on Form 10-K for the year ended
         July 3, 2004)

10.70*   Form of SERP, dated as of April 19, 2000,       Incorporated by reference to the Company's
         between the Company and each of certain         10-K for the year ended July 1, 2000.
         executive officers

10.71*   Form of Amendment to the SERP, dated as of      Incorporated by reference to the Company's
         April 19, 2000, between the Company and each    10-K for the year ended June 30, 2001.
         of certain executive officers

10.72*   Form of Amendment No. 2, dated as of June 1,    Incorporated by reference to the Company's
         2002, to the SERP between the Company and       10-K for the year ended June 29, 2002.
         each of Brian King, Urs Stampfli and Harlan
         Press

10.73*   Form of Amendment No. 3, dated as of August     Incorporated by reference to the Company's
         6, 2003, to the SERP between the Company and    10-Q for quarter ended March 27, 2004.
         each of Brian King and Urs Stampfli

10.74*   SERP, dated as of July 22, 2002, between the    Incorporated by reference to the Company's
         Company and Richard Finkbeiner                  10-K for the year ended June 28, 2003.

10.75*   Amendment No. 1, dated as of August 6, 2003,    Incorporated by reference to the Company's
         to SERP dated as of July 22, 2002, between      10-Q for quarter ended March 27, 2004.
         Richard Finkbeiner and the Company

10.76*   SERP, dated as of September 15, 2003, between   Incorporated by reference to the Company's
         the Company and Alan Schutzman                  10-K for the year ended July 3, 2004.

10.77*   Amendment No. 2 to Amended and Restated SERP    Incorporated by reference to the Company's
         for Ira B. Lampert dated as of November 28,     8-K filed with the SEC on November 29,
         2005                                            2005.

10.78*   Amendment No. 3 to Amended and Restated SERP    Incorporated by reference to the Company's
         for Ira B. Lampert dated as of November 28,     8-K filed with the SEC on November 29,
         2005                                            2005.

10.79*   Amendment No. 1 to Amended and Restated SERP    Incorporated by reference to the Company's
         for Keith L. Lampert dated as of November 28,   8-K filed with the SEC on November 29,
         2005                                            2005.

10.80*   Amendment No. 2 to Amended and Restated SERP    Incorporated by reference to the Company's
         for Keith L. Lampert dated as of November 28,   8-K filed with the SEC on November 29,
         2005                                            2005.

10.81*   SERP for Gerald J. Angeli dated as of July      Incorporated by reference to the Company's
         31, 2001                                        10-Q for the quarter ended December 31,
                                                         2005.

10.82*   Amendment No. 1 to the SERP for Gerald J.       Incorporated by reference to the Company's
         Angeli dated as of March 22, 2004               10-Q for the quarter ended December 31,
                                                         2005.

10.83*   Amendment No. 2 to SERP for Gerald J. Angeli    Incorporated by reference to the Company's
         dated as of November 28, 2005                   8-K filed with the SEC on November 29,
                                                         2005.

10.84*   Amendment No. 3 to SERP for Gerald J. Angeli    Incorporated by reference to the Company's
         dated as of November 28, 2005                   8-K filed with the SEC on November 29,
                                                         2005.

10.85*   Amendment to the SERP for Harlan I. Press       Incorporated by reference to the Company's
         dated as of July 31, 2001                       10-Q for the quarter ended December 31,
                                                         2005.

10.86*   Amendment No. 3 to SERP for Harlan I. Press     Incorporated by reference to the Company's
         dated as of November 28, 2005                   8-K filed with the SEC on November 29,
                                                         2005.

10.87*   Amendment No. 1 to SERP for Alan Schutzman      Incorporated by reference to the Company's
         dated as of November 28, 2005                   8-K filed with the SEC on November 29,
                                                         2005.

10.88*   Amendment to the SERP for Urs W. Stampfli       Incorporated by reference to the Company's
         dated as of July 31, 2001                       10-Q for the quarter ended December 31,
                                                         2005.

10.89*   Amendment No. 4 to Amended and Restated SERP    Incorporated by reference to the Company's
         for Urs W. Stampfli dated as of November 28,    8-K filed with the SEC on November 29,
         2005                                            2005.

10.90*   Amendment No. 5 to Amended and Restated SERP    Incorporated by reference to the Company's
         for Urs W. Stampfli dated as of November 28,    8-K filed with the SEC on November 29,
         2005                                            2005.

10.91*   The Company Executive Management Tax            Incorporated by reference to the Company's
         Equalization Policy                             10-K for the year ended June 29, 2002.

10.92    Lease Agreement, undated between Prologis       Incorporated by reference to the Company's
         Trust, a Maryland real estate investment        10-Q for the quarter ended January 2, 1999.
         trust, and the Company

10.93    Lease Agreement, dated as of August 12, 1998,   Incorporated by reference to the Company's
         between CarrAmerica Realty Corp. and the        10-Q for the quarter ended January 2, 1999.
         Company

10.94    First Amendment, dated October 12, 1999, to     Incorporated by reference to the Company's
         Lease dated as of August 12, 1998, between      10-Q for the quarter ended October 2, 1999.
         CarrAmerica Realty Corp. and the Company

10.95    Second Amendment, dated January 3, 2000, to     Incorporated by reference to the Company's
         Lease dated as of August 12, 1998, between      10-K for the year ended July 1, 2000.
         CarrAmerica Realty Corp. and the Company

10.96    Third Amendment, dated January 6, 2003, to      Incorporated by reference to the Company's
         Lease dated as of August 12, 1998, between      10-Q for the quarter ended December 28,
         CRD Presidential, LLC and the Company           2002.

10.97    Tenancy Agreement, dated September 18, 2002,    Incorporated by reference to the Company's
         between Southnice Investments Limited and       10-Q for the quarter ended December 28,
         CCHK Limited                                    2002.

10.98*   Terms of Employment between Robert Bosi and     Incorporated by reference to the Company's
         the Company, effective as of October 21, 2004   10-Q for the quarter ended October 2, 2004
         and Amendment to same extending the Terms of    and Amendment to same incorporated by
         Employment beginning June 2, 2005.              reference to the Company's 8-K filed with
                                                         the SEC on June 3, 2005.

14.1     The Company Code of Conduct (Rev. 3-30-06)      Incorporated by reference to the Company's
                                                         8-K filed with the SEC on April 6, 2006.

16.1     Letter from Ernst & Young LLP to the SEC        Incorporated by reference to the Company's
         dated June 20, 2005.                            8-K filed with the SEC on June 20, 2005.

17.1     Resignation of J. David Hakman as a member of   Incorporated by reference to the Company's
         the Board of Directors                          8-K filed with the SEC on November 23,
                                                         2004.

21       Subsidiaries of the Company                     Filed herewith.

23.1     Consent of BDO Seidman, LLP                     Filed herewith.

23.2     Consent of Ernst & Young LLP                    Filed herewith.

31.1     Certification of Principal Executive Officer    Filed herewith.
         pursuant to Rule 13a-14(a)/15d-14(a)

31.2     Certification of Principal Financial Officer    Filed herewith.
         pursuant to Rule 13a-14(a)/15d-14(a)

32.1     Certification of Principal Executive Officer    Filed herewith.
         pursuant to 18 U.S.C. Section 1350

32.2     Certification of Principal Financial Officer    Filed herewith.
         pursuant to 18 U.S.C. Section 1350