Form 10-Q
period 2006-09-30
CONCORD CAMERA CORP
filed 2006-11-13
CIK 831861

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2006
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from _________ to ___________

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

     4000 Hollywood Blvd., 6th Floor, North Tower, Hollywood, Florida 33021
     ------------------------------------------------------------------------
             (Address of principal executive offices)               (Zip Code)
                                 (954) 331-4200
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X      No
         ----        --

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer       Accelerated filer       Non-accelerated  filer X
                       ---                      ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes           No  X
        ---           ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, no par value - 28,859,385 shares as of November 7, 2006

                                      Index

                      Concord Camera Corp. and Subsidiaries



Part I.  FINANCIAL INFORMATION                                                                                              Page No.
                                                                                                                            --------

Item 1.       Financial Statements (Unaudited)

                Condensed consolidated balance sheets as of September 30, 2006 (Unaudited) and July 1, 2006........................3

                Condensed consolidated statements of operations (Unaudited) for the quarter ended September 30, 2006 and October 1, 2005............................................................................................4

                Condensed consolidated statements of cash flows (Unaudited) for the quarter ended September 30, 2006 and October 1, 2005............................................................................................5

                Notes to condensed consolidated financial statements (Unaudited)...................................................6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations...............................18

Item 3.       Quantitative and Qualitative Disclosures About Market Risk..........................................................24

Item 4.       Controls and Procedures.............................................................................................24

Part II.  OTHER INFORMATION

Item 1.       Legal Proceedings...................................................................................................24

Item 1A.      Risk Factors........................................................................................................25

Item 6.       Exhibits............................................................................................................25


PART I.  FINANCIAL INFORMATION.

Item 1.  FINANCIAL STATEMENTS

CONCORD CAMERA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                            September 30, 2006            July 1,
                                                                                (Unaudited)                 2006
                                                                          ---------------------     --------------------
ASSETS
Current Assets:
     Cash and cash equivalents                                            $        6,383            $        6,795
     Restricted cash                                                               9,199                     8,264
     Short-term investments                                                       26,625                    23,550
     Accounts receivable, net                                                     10,893                    16,648
     Inventories                                                                  21,428                    28,260
     Prepaid expenses and other current assets                                     2,397                     3,277
                                                                          ---------------------     --------------------
                           Total current assets                                   76,925                    86,794
Property, plant and equipment, net                                                12,959                    13,778
Other assets                                                                       3,816                     4,170
                                                                          ---------------------     --------------------
                           Total assets                                   $       93,700            $      104,742
                                                                          =====================     ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Short-term borrowings under financing facilities                     $        2,545            $            --
     Accounts payable                                                             13,208                    23,366
     Accrued expenses                                                             12,716                    14,711
     Other current liabilities                                                     2,024                     1,874
                                                                          ---------------------     --------------------
                           Total current liabilities                              30,493                    39,951
Other long-term liabilities                                                        1,854                     1,824
                                                                          ---------------------     --------------------
                           Total liabilities                                      32,347                    41,775
Commitments and contingencies

Stockholders' equity:
     Blank check preferred stock, no par value,
         1,000 shares authorized, none issued                                          -                         -
     Common stock, no par value, 100,000 shares
         authorized; 30,925 shares issued
         as of September 30, 2006 and July 1, 2006                               143,518                   143,518
     Additional paid-in capital                                                    5,154                     5,128
     Deferred share arrangement                                                      413                       624
     Accumulated deficit                                                         (82,326)                  (80,686)
                                                                          ---------------------     --------------------
                                                                                  66,759                    68,584
     Less: treasury stock, at cost, 1,735
         shares as of September 30, 2006 and July 1, 2006                         (4,993)                   (4,993)
     Less: common stock held in trust, 331 and 509
         shares as of September 30, 2006 and July 1, 2006                           (413)                     (624)
                                                                          ---------------------     --------------------
                           Total stockholders' equity                             61,353                    62,967
                                                                          ---------------------     --------------------
                           Total liabilities and stockholders' equity     $       93,700            $      104,742
                                                                          =====================     ====================

See accompanying notes to condensed consolidated financial statements.

CONCORD CAMERA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

                                             For the quarter ended
                                    ---------------------------------------
                                      September 30,            October 1,
                                          2006                   2005
                                    ----------------        ---------------
Net sales                           $     28,825            $    44,586
Cost of products sold                     24,322                 40,457
                                    ----------------        ---------------
Gross profit                               4,503                  4,129
Selling expenses                           2,787                  3,537
General and administrative
    expenses                               3,738                  6,306
                                    ----------------        ---------------
Operating loss                            (2,022)                (5,714)
Interest expense                              66                    101
Other income,
    net                                     (465)                  (105)
                                    ----------------        ---------------
Loss before
    income taxes                          (1,623)                (5,710)
Provision  for
    income taxes                              17                     50
                                    ----------------        ---------------
Net loss                            $     (1,640)           $    (5,760)
                                    ================        ===============
Basic and diluted loss per
    common share                    $      (0.06)           $     (0.20)
                                    ================        ===============

Weighted average
    common shares
    outstanding - basic and
    diluted                               29,190                 29,190
                                    ================        ===============

See accompanying notes to condensed consolidated financial statements.

CONCORD CAMERA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

                                                                                     For the quarter ended
                                                                         -----------------------------------------------
                                                                         September 30, 2006          October 1, 2005
                                                                         --------------------      ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $       (1,640)           $        (5,760)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
     Depreciation and amortization                                                1,048                      1,175
     Inventory charges                                                              319                        313
     Gain on disposal of property, plant  and equipment                             (26)                         --
     Share-based compensation                                                        26                        130
     Changes in operating assets and liabilities:
         Accounts receivable, net                                                 5,755                      8,594
         Inventories                                                              6,513                      5,536
         Prepaid expenses and other current assets                                  736                        500
         Other assets                                                               234                       (200)
         Accounts payable                                                       (10,158)                   (11,308)
         Accrued expenses                                                        (1,995)                       213
         Other current liabilities                                                  150                       (496)
         Other long-term liabilities                                                 30                         99
                                                                             ----------------          -----------------
     Net cash provided by (used in) operating activities                            992                     (1,204)
                                                                             ----------------          -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of available-for-sale investments                       22,750                      8,650
     Purchases of  available-for-sale investments                               (25,825)                    (9,100)
     Proceeds from the sale of property, plant and equipment                        175                          --
     Purchases of property, plant and equipment                                    (114)                      (254)
     Restricted cash                                                               (935)                         --
                                                                             ----------------          -----------------
     Net cash used in investing activities                                       (3,949)                      (704)
                                                                             ----------------          -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings (repayments) under short-term financing facilities, net           2,545                        (45)
                                                                             ----------------          -----------------
     Net cash provided by (used in) financing activities                          2,545                        (45)
                                                                             ----------------          -----------------
     Net decrease in cash and cash equivalents                                     (412)                    (1,953)
Cash and cash equivalents at beginning of period                                  6,795                      8,016
                                                                             ----------------          -----------------
Cash and cash equivalents at end of period                                $       6,383             $        6,063
                                                                             ================          =================

See accompanying notes to condensed consolidated financial statements.

                      CONCORD CAMERA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2006 ("First Quarter Fiscal 2007") are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007 ("Fiscal 2007"). For comparative purposes, the quarter ended October 1, 2005 has been defined as the ("First Quarter Fiscal 2006"). The balance sheet at July 1, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Concord Camera Corp., a New Jersey corporation, and its consolidated subsidiaries (collectively referred to as the "Company") manage their business on the basis of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") as of September 14, 2006 for the fiscal year ended July 1, 2006 ("Fiscal 2006").

REVERSE SPLIT OF COMMON STOCK

On October 26, 2006, the Board of Directors of the Company approved, without action by the shareholders of the Company, a Certificate of Amendment to the Company's Certificate of Incorporation to implement a one-for-five split of the Company's Common Stock effective November 21, 2006. On the effective date, of the reverse split each five shares of issued Common Stock (including treasury shares and shares held in trust) will be converted automatically into one share of Common Stock, resulting in the total number of shares outstanding being reduced from 28,859,385 shares to 5,771,877 shares, and the number of authorized shares of the Company's Common Stock will be reduced from 100,000,000 shares to 20,000,000 shares.

See Note 13 - Subsequent Events, Reverse Split of Common Stock.

NOTE 2 - SIGNIFICANT CUSTOMERS:

During the First Quarter Fiscal 2007, the Company's sales to Walgreen Co. ("Walgreens") and Wal-Mart Stores, Inc. ("Wal-Mart") increased as compared to the First Quarter Fiscal 2006. The First Quarter Fiscal 2007 increase in sales to Walgreens was attributable to increased sales of single-use cameras partially offset by a decrease in sales of 35mm traditional film cameras. The First Quarter Fiscal 2007 increase in sales to Wal-Mart was attributable to increased sales of single-use cameras, partially offset by a decrease in sales of 35mm traditional film and digital cameras. The loss of any of these significant customers or substantially reduced sales to these significant customers or any other customer could have a material adverse effect on the Company's results of operations.

The following table illustrates each significant customer's net sales as a percentage of consolidated net sales during the First Quarter Fiscal 2007 and the First Quarter Fiscal 2006.

                                               Percent of Net Sales
                                               --------------------
                                              For the quarter ended
                                    -------------------------------------------
                                    September 30, 2006         October 1, 2005
                                    --------------------       ----------------
Walgreens                                  40.8%                    22.4%
Wal-Mart                                   34.6%                    15.8%
                                    --------------------       ----------------
Total                                      75.4%                    38.2%
                                    ====================       ================


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant of the Company's estimates include but are not limited to, provisions for sales returns and allowances, provision for bad debts, inventory valuation charges, realizability of long-lived and other assets, realizability of deferred income tax assets, and provisions for intellectual property claims and litigation related matters.

FOREIGN CURRENCY TRANSACTIONS

The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, Euro, British Pound Sterling, PRC Renminbi, Hong Kong Dollar and Japanese Yen. Although certain net sales to customers and purchases of certain components and services are transacted in local currencies, each of the Company's foreign subsidiaries purchases substantially all of its finished goods inventories in U.S. Dollars. Accordingly, the Company has determined that the U.S. Dollar is the functional currency for all of its subsidiaries. The accounting records for subsidiaries that are maintained in a local currency are remeasured into the U.S. Dollar. Accordingly, most non-monetary balance sheet items and related statement of operations accounts are remeasured from the applicable local currency to the U.S. Dollar using average historical exchange rates, producing substantially the same result as if the entity's accounting records had been maintained in the U.S. Dollar. Adjustments resulting from the remeasurement process are recorded into earnings. Gains or losses resulting from foreign currency transactions and remeasurement are included in "Other income, net" in the accompanying condensed consolidated statements of operations. For the First Quarter Fiscal 2007 and the First Quarter Fiscal 2006, included in "Other income, net" in the accompanying condensed consolidated statements of operations are approximately $(0.1) million and $0.2 million, respectively, of net foreign currency (gains) losses.

HEDGING ACTIVITIES

During the First Quarter Fiscal 2007 and the First Quarter Fiscal 2006, the Company had no forward exchange contracts or other derivatives outstanding and did not participate in any other type of hedging activities.

RESTRICTED CASH

As of September 30, 2006 and July 1, 2006, the Company had cash deposits pledged as security in the amount of approximately $9.2 million and $8.3 million, respectively, for borrowings outstanding under its revolving demand financing facilities. During the First Quarter Fiscal 2007, the Company provided an additional $1.0 million cash deposit pledged as security for a new financing facility that was not available for use until after October 4, 2006. The restricted cash amount is classified as a current asset in the condensed consolidated balance sheets since the borrowings it secures are classified as a current liability. See Note 7 - Short-Term Borrowings and Financing Facilities and Note 13 -- Subsequent Events, Financing Facility.

INVESTMENTS

At September 30, 2006 and July 1, 2006, the Company's "Short-term investments," as classified in the accompanying condensed consolidated balance sheets, consisted of auction rate debt securities and were considered available-for-sale securities. During the First Quarter Fiscal 2007 and the First Quarter Fiscal 2006, no other comprehensive income or loss was recorded because the variable interest rate feature and short maturities of the auction rate debt securities caused their carrying values to approximate market value. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss) reported in the stockholders' equity section unless the loss is other than temporary, then it would be recorded as an expense. Realized gains and losses, interest and dividends are classified as investment income in "Other income, net" in the accompanying condensed consolidated statements of operations. Investment income of $0.5 million and $0.3 million related to the short-term investments is included in "Other income, net" for the First Quarter Fiscal 2007 and the First Quarter Fiscal 2006, respectively.

INVENTORIES

Inventories, consisting of raw materials, components, work-in-process and finished goods, are stated at the lower of cost or market value and are determined on a first-in, first-out basis. Work-in-process and component inventory costs include materials, labor and manufacturing overhead. The Company records lower of cost or market value adjustments based upon changes in market pricing, customer demand, technological developments or other economic factors for on-hand, excess, obsolete or slow-moving inventory.

IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company continually evaluates whether events and circumstances have occurred that provide indications of impairment. The Company records an impairment loss when indications of impairment are present and when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The Company performs an impairment test by summarizing the undiscounted cash flows expected to result from the use and eventual sale of its long-lived assets. If the sum of the undiscounted cash flows exceeds the carrying values of these assets, then the Company concludes these carrying values are recoverable. As of September 30, 2006, the sum of the Company's undiscounted forecasted cash flows exceeded the carrying value of its long-lived assets. Assets reviewed include patents, prepaid amounts related to licensing and royalty agreements, and property, plant and equipment.

REVENUE RECOGNITION

The Company recognizes revenue, in accordance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, and SAB No. 104, Revenue Recognition: Corrected Copy, when title and risk of loss are transferred to the customer, the sales price is fixed or determinable, persuasive evidence of an arrangement exists, and collectibility is probable. Title and risk of loss generally transfer when the product is delivered to the customer or upon shipment, depending upon negotiated contractual arrangements. Sales are recorded net of provisions for anticipated returns which the Company estimates based on historical rates of return, adjusted for current events as appropriate, in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists ("SFAS No. 48"). If actual future returns are higher than estimated, then net sales could be adversely affected. Management has assessed the appropriateness of the timing of revenue recognition in accordance with SAB No. 104 and SFAS No. 48.

SALES ALLOWANCES

The Company may enter into arrangements to offer certain pricing discounts and allowances that do not provide an identifiable separate benefit or service. In accordance with Emerging Issues Task Force Issue No. 01-09, Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) ("EITF Issue No. 01-09"), the Company records these pricing discounts and allowances as a reduction of sales. Advertising and promotional costs, which include advertising allowances and other discounts, are expensed as incurred. In accordance with EITF Issue No. 01-09, which addresses the statement of operations classification of consideration between a vendor and a retailer, the Company records certain variable selling expenses, including advertising allowances, other discounts and other allowances, as a reduction of sales. The Company may enter into arrangements to provide certain free products. In accordance with EITF Issue No. 01-09, the Company records the cost of free products ratably into the cost of products sold based upon the underlying revenue transaction.

SHARE-BASED COMPENSATION

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

INCOME TAXES

The Company periodically evaluates the realizability of its deferred income tax assets. In the First Quarter Fiscal 2007 and the quarter ended July 1, 2006 ("Fourth Quarter Fiscal 2006"), based upon all the available evidence, the Company determined that it was not more likely than not that its deferred income tax assets will be fully realized. Accordingly, the Company has a valuation allowance recorded for the entire balance of its deferred income tax assets as of September 30, 2006 and July 1, 2006.

The Company estimates its interim effective tax rate before consideration of a deferred income tax valuation allowance based upon its projected consolidated annual effective income tax rate. This rate is largely a function of the annual projected amounts of pre-tax income or loss attributed to both domestic and foreign operations, the application of their respective statutory tax rates and the anticipated utilization of available net operating loss carryforwards to reduce taxable income. During the First Quarter Fiscal 2007 and the First Quarter Fiscal 2006, the Company recorded provisions for income taxes of approximately $17,000 and $50,000, respectively. The First Quarter Fiscal 2007 income tax provision relates to income tax liabilities incurred by certain of the Company's foreign subsidiaries. These foreign subsidiaries do not have net operating losses to offset such income tax liabilities.

COMPREHENSIVE LOSS

Comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130"), includes net loss adjusted for certain revenues, expenses, gains and losses that are excluded from net loss under accounting principles generally accepted in the U.S. Unrealized gains and losses related to the Company's available-for-sale investments are excluded from net loss. During the First Quarter Fiscal 2007, the Company's comprehensive loss was $(1.6) million, the same as the net loss for the period because the Company did not have any items of other comprehensive income or loss. During the First Quarter Fiscal 2006, the Company's comprehensive loss was $(5.8) million, the same as the net loss for the period because the Company did not have any items of other comprehensive income or loss.

LOSS PER SHARE

Basic and diluted loss per share are calculated in accordance with SFAS No. 128, Earnings per Share ("SFAS No. 128"). All applicable loss per share amounts have been presented in conformity with SFAS No. 128 requirements. During the First Quarter Fiscal 2007 and the First Quarter Fiscal 2006, the Company issued no shares of Common Stock in either period upon the exercise of stock options. In the First Quarter Fiscal 2007 and the First Quarter Fiscal 2006, potentially dilutive securities were comprised of stock options to purchase 2,874 and 417,656 shares of Common Stock, respectively, that were not included in the calculation of diluted loss per share because their impact was antidilutive. In the First Quarter Fiscal 2007 and the First Quarter Fiscal 2006 the weighted average effect of 331,001 and 509,054 shares, respectively, for which delivery has been deferred under the Company's Deferred Delivery Plan, was included in the denominator of both basic and diluted loss per share calculations for each respective period. See Note 1 -- Basis of Presentation, Reverse Split of Common Stock and Note 9 - Deferred Share Arrangement.

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

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION:

Non-cash Investing Activities:
(table in thousands)

Deferred Share Arrangement                                         First Quarter
                                                                    Fiscal 2007
                                                                   -------------
Deferred share arrangement obligation to participant               $    (211)
Common stock received and held in trust                                  211
                                                                   -------------
                                                                   $       -
                                                                   =============

See Note 9 - Deferred Share Arrangement for a description of the deferred share arrangement transactions in the First Quarter Fiscal 2007.

NOTE 6 - INVENTORIES:

Inventories consist of the following:
(table in thousands)
                                               September 30,         July 1,
                                                   2006               2006
                                               -------------      ----------
     Raw materials, components, and            $    5,332         $   9,589
       work-in-process
     Finished goods                                16,096            18,671
                                               -------------      ----------
     Total inventories                         $   21,428         $  28,260
                                               =============      ==========

During each of the First Quarter Fiscal 2007 and the First Quarter Fiscal 2006, the Company recorded inventory related pre-tax charges of approximately $0.3 million, to reduce the carrying value of certain finished goods and return camera inventories below their cost basis, resulting from price declines, to their estimated net realizable value at September 30, 2006 and October 1, 2005. For each of the First Quarter Fiscal 2007 and the First Quarter Fiscal 2006, the inventory related pre-tax charges had the effect of decreasing inventories by $0.3 million and increasing cost of products sold by $0.3 million.

NOTE 7 - SHORT-TERM BORROWINGS AND FINANCING FACILITIES:

On August 1, 2006, CCHK accepted a proposal from The Hongkong and Shanghai Banking Corporation Limited ("HSBC") to renew the revolving demand financing facilities under the same terms that Concord Camera HK Limited ("CCHK"), the Company's Hong Kong subsidiary, previously accepted in January 2006 (the "January 2006 Agreement"). The renewed financing facilities are subject to review by HSBC at any time, and, in any event, by June 15, 2007. The January 2006 Agreement provided an aggregate of approximately $8.2 million in borrowing capacity consisting of an import facility of approximately $7.7 million and a guarantee facility of 380,000 Euros (equal to approximately $0.5 million). Pursuant to the January 2006 Agreement, CCHK provided HSBC with cash deposits pledged as security in an aggregate amount of approximately $8.2 million.

The HSBC facilities are denominated in Hong Kong Dollars and bear interest at variable rates, as follows: 1.75% over the Hong Kong Interbank Offered Rate on import loans denominated in Hong Kong Dollars and 1.75% over the Singapore Interbank Offered Rate for transactions denominated in currency other than the Hong Kong Dollar. Since 1983, the Hong Kong Dollar has been pegged to the U.S. Dollar.

As of September 30, 2006 and July 1, 2006, the Company had $2.5 million and $0, respectively, in short-term borrowings outstanding under the import facility described above. The weighted average borrowing rates on the short-term borrowings as of September 30, 2006 and July 1, 2006, were 4.98% and 6.79%, respectively.

On October 4, 2006, the Company obtained access to an additional demand banking facility. See Note 13 - Subsequent Events, Financing Facility.

NOTE 8 - SHARE-BASED COMPENSATION EXPENSE:

During the First Quarter Fiscal 2007 and the First Quarter Fiscal 2006, the Company recorded approximately $26,000 and $130,000, respectively, of share-based compensation expenses. The Company considers all of its share-based compensation expense as a component of general and administrative expenses. In addition, no amount of share-based compensation expense was capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The share-based compensation expense recorded in the First Quarter Fiscal 2007 and the First Quarter Fiscal 2006 was calculated using the assumptions included in the following table. Expected volatilities are based on the historical volatility of the Company's Common Stock over the period of time commensurate with the expected life of the stock options. The dividend yield is zero percent as the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company uses historical data to estimate option exercise and employee termination information within the valuation model. The expected term of options granted is based upon the observed and expected time to the date of post-vesting exercise and forfeitures of options by the Company's employees. The risk-free interest rate is derived from the average five-year U.S. Treasury constant maturity rate for the appropriate quarter, which approximates the rate in effect at the time of the stock option grant.

                                          Quarter ended        Quarter ended
                                       September 30, 2006     October 1, 2005
                                       ------------------     ---------------
Expected volatility                           64.2%              73.38%
Expected dividend yield                        0%                 0%
Expected term (in years)                      4.5                 5.1
Risk-free interest rate                       4.84%              4.01%

A summary of stock option activity under the Company's stock option plans as of September 30, 2006, and changes during the First Quarter Fiscal 2007 are presented below:


                                                                         Weighted
                                                     Weighted            Average
                                                     Average             Remaining           Aggregate
                                                     Exercise            Contractual         Intrinsic
Total Stock Options                         Shares   Price               Term (Years)        Value
---------------------------------------  ---------   ----------------    -----------------   ----------------
 Outstanding at July 1, 2006             1,638,453       $4.21
 Granted                                    10,000       $0.55
 Exercised                                      --          --
 Forfeited or expired                       77,668        5.76
                                         ---------
 Outstanding at September 30, 2006       1,570,785       $4.11                 3.08                $--
                                         =========   ================    =================   ================
 Exercisable at September 30, 2006       1,423,256       $4.31                 2.65                $--
                                         =========   ================    =================   ================


The weighted average grant-date fair value of options granted during the First Quarter Fiscal 2007 and the First Quarter Fiscal 2006 was $1.50 and $4.00, respectively.

A summary of the status of nonvested shares as of September 30, 2006, and changes during the First Quarter Fiscal 2007 are presented below:

                                                            Weighted Average
                                                             Grant Date Fair
Nonvested Stock Options                           Shares          Value
--------------------------------------------     --------   ----------------
Nonvested at July 1, 2006                        160,862          $1.58
Granted                                           10,000          $0.30
Vested                                           (17,333)         $2.62
Forfeited                                         (6,000)         $1.84
                                                 --------
Nonvested at September 30, 2006                  147,529          $1.36
                                                 ========


As of September 30, 2006, there was approximately $133,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company's stock option plans. The unrecognized compensation cost is expected to be recognized over a weighted-average vesting period of 2.9 years. The total grant date fair value of stock options vested during the First Quarter Fiscal 2007 and the First Quarter Fiscal 2006 was approximately $45,000 and $198,000, respectively. See Note 1-- Basis of Presentation, Reverse Split of Common Stock.

NOTE 9 - DEFERRED SHARE ARRANGEMENT:

The Company's Deferred Delivery Plan allows designated executive officers to elect, subject to the approval of the Compensation and Stock Option Committee of the Company's Board of Directors, to defer the gains on certain stock option exercises by deferring delivery of the "profit" shares to be received upon exercise.

On August 9, 2006, the Chairman took delivery of the 178,043 shares held in trust upon expiration of the two-year deferral period, reducing the deferred share arrangement balance in stockholders' equity by $211,500. See Note 1 -Basis of Presentation, Reverse Split of Common Stock and Note 5 - Supplemental Cash Flow Information.

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

Effective January 1, 2001, the Company entered into a new twenty-year license agreement with Fuji Photo Film Ltd ("Fuji"). Under the new license agreement, Fuji granted the Company a worldwide non-exclusive license (excluding Japan until January 1, 2005) to use certain of Fuji's patents and patent applications related to single-use cameras. The license extends until the later of the expiration of the last of the licensed Fuji patents or February 26, 2021. In consideration of the license, the Company agreed to pay a license fee and certain royalty payments to Fuji. Accordingly, a significant balance included in "Other assets" in the accompanying condensed consolidated balance sheets as of September 30, 2006 and July 1, 2006, represents an asset associated with the Fuji license. In addition, a significant balance included in "Other liabilities" in the accompanying condensed consolidated balance sheets as of September 30, 2006 and July 1, 2006 represents the present value of future license fee payments to Fuji. The Company amortizes this asset based upon quantities of single-use cameras that are produced using Fuji's patents and patent applications.

On August 26, 2002, the Company entered into two Polaroid licensing agreements. The two license agreements provided it with the exclusive (with the exception of products already released by Polaroid into the distribution chain), worldwide use of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of single-use and 35 mm traditional film cameras, including zoom cameras and certain related accessories. The license agreements did not include instant or digital cameras. Each license agreement included an initial term expiring on February 1, 2006, provided the Company the right to renew the license under the same economic terms for an additional three-year period and provided for the payment by the Company of $3.0 million of minimum royalties, or $6.0 million in total, which were fully credited against percentage royalties. On November 28, 2005, the Company exercised its right to renew the single-use camera license agreement with Polaroid for an additional three-year term expiring on February 1, 2009 in accordance with the same economic terms included in the original agreement. Pursuant to the terms of the renewed single-use camera license agreement, in February 2006, the Company paid $2.0 million as a pre-payment of the minimum royalties for the renewal term and recorded this payment as a prepaid asset. The Company amortizes this asset based upon a percentage of net sales of Polaroid branded single-use cameras sold during the renewal term of the single-use camera license agreement. In January 2006, the Company entered into a new license agreement with Polaroid providing it with the exclusive, worldwide use of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of traditional film cameras, including zoom cameras and certain related accessories and excluding instant cameras. The new traditional film license agreement is for a term of three years expiring on January 31, 2009 and provides for the payment by the Company of $50,000 of minimum royalties on or before October 31, 2006, which will be fully credited against percentage royalties during the first year of the term. There are no minimum guaranteed royalty payments under the traditional film license agreement after the first year of the term. As of September 30, 2006, the Company's percentage royalties related to traditional film cameras exceeded the minimum royalty amount.

Additionally, the Company has other license and royalty agreements that require the payment of royalties based on the manufacture, reproduction and/or sale of certain products. Total amortization and royalty expense for all licensing and royalty agreements for the First Quarter Fiscal 2007 and the First Quarter Fiscal 2006, was $2.1 million and $2.5 million, respectively.

INTELLECTUAL PROPERTY CLAIMS

From time to time, the Company receives patent infringement claims which it analyzes and, if appropriate, takes action to avoid infringement, settle the claim or negotiate a license. Those claims for which legal proceedings have been initiated against the Company are discussed in Note 11, Litigation and Settlements. The Company has also received notifications from two entities, one of which was a significant customer, alleging that certain of the Company's digital cameras infringe upon those entities' respective patents. The Company has engaged in discussions with these entities regarding resolution of the claims.

Based on the Company's initial assessment of these claims, infringement of one or more patents is probable if the patents are valid. Based upon the licensing discussions to date, the Company preliminarily estimates the potential royalties due to these two claimants for digital camera sales through September 30, 2006 to be between $0 and approximately $6.6 million in the aggregate. The actual royalty amounts, if any, for past and future sales are dependent upon the outcome of the negotiations. The Company has notified certain of its suppliers of its right to be indemnified by the suppliers if it is required to pay royalties or damages to either claimant. The Company is unable to reasonably estimate the amount of the potential loss, if any, within the range of estimates relating to these claims. Accordingly, the Company has not accrued any amounts related to these claims as of September 30, 2006.

PURCHASE COMMITMENTS

At September 30, 2006, the Company had $6.3 million in non-cancelable purchase commitments relating to the procurement of raw materials, components and finished goods inventory from various suppliers. In the aggregate, such commitments are not at prices in excess of current market values and typically do not exceed one year.

NOTE 11 - LITIGATION AND SETTLEMENTS:

In July 2002, a class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be holders of the Company's Common Stock. In January 2003, an amended class action complaint (the "Amended Complaint") was filed adding certain of the Company's current and former directors as defendants. On August 27, 2004, the court dismissed the claims against the newly added current and former directors. On September 8, 2005, the court granted the plaintiffs' motion for class certification and certified as plaintiffs all persons who purchased the Common Stock between January 18, 2001 and June 22, 2001, inclusive, and who were allegedly damaged thereby (the period January 18, 2001 through June 22, 2001 hereinafter referred to as the "Class Period"). The allegations remaining in the Amended Complaint are centered around claims that the Company failed to disclose, in periodic reports it filed with the SEC and in press releases it made to the public during the Class Period regarding its operations and financial results, that a large portion of its accounts receivable was represented by a delinquent and uncollectible balance due from then customer, KB Gear Interactive, Inc. ("KB Gear"), and that a material portion of its inventory consisted of customized components that had no alternative usage. The Amended Complaint claimed that such failures artificially inflated the price of the Common Stock. The Amended Complaint sought unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The Company has reached an agreement with the plaintiffs on the settlement of this lawsuit and, on October 13, 2006, a Stipulation of Settlement was filed with the court. On October 23, 2006, the court issued an order preliminarily approving the settlement and scheduling a settlement hearing for January 26, 2007 to determine, among other things, whether the terms of the proposed settlement should be approved by the court. The Company has sought coverage from its insurance carrier for this lawsuit under its directors and officers liability insurance policy. The agreed upon and pending settlement amount is within the policy limits and has been approved by the Company's insurance carrier. Although the Company believes that the settlement will be consummated and approved by the court, the Company cannot guarantee this result and if the lawsuit continues and is adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained.

On September 17, 2002, the Company was advised by the staff of the SEC that it was conducting an informal inquiry related to the matters described above and requested certain information and materials related thereto. On October 15, 2002, the staff of NASDAQ also requested certain information and materials related to the matters described above and to matters related to the previously reported embezzlement of Company funds by a former employee, uncovered in April 2002. The Company provided the requested information to the staff of the SEC and NASDAQ and has not received any further communication from the staff of the SEC with respect to the informal inquiry or from NASDAQ with respect to its request since the Company last responded in February 2003.

In September 2004, a class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be holders of the Company's Common Stock. In August 2005, an amended consolidated complaint (the "Amended Complaint") was filed adding a former officer of the Company as a defendant. The lead plaintiff under the Amended Complaint seeks to act as a representative of a class consisting of all persons who purchased the Company's Common Stock during the period from August 14, 2003 through August 31, 2004, inclusive (the "Class Period"), and who were allegedly damaged thereby. The allegations in the Amended Complaint are centered around claims that the Company failed to disclose, in periodic reports it filed with the SEC and in press releases it made to the public during the Class Period regarding its operations and financial results,
(i) the full extent of the Company's excess, obsolete and otherwise impaired inventory; (ii) the departure of the newly added former officer defendant from the Company until several months after his departure; and (iii) that Eastman Kodak Company ("Kodak") would cancel its two design and manufacturing services ("DMS") contracts with the Company due to the Company's alleged infringement of Kodak's patents. The Amended Complaint also alleged that the Company improperly recognized revenue contrary to generally accepted accounting principles ("GAAP") due to an alleged inability to reasonably estimate digital camera returns. The Amended Complaint claimed that such failures artificially inflated the price of the Common Stock. The Amended Complaint sought unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The Company is vigorously defending the lawsuit. Although the Company believes the lawsuit is without merit, the outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained. In a letter dated November 19, 2004, the Company was advised by the staff of the SEC that it is conducting an investigation related to the matters described above. The Company has provided the requested information to the staff of the SEC and has not received any further communication from the SEC with respect to its request since the Company last responded in May 2005.

On November 16, 2004, a shareholder derivative suit was filed against certain of the Company's current and former officers and directors, and the Company as a nominal defendant, in the United States District Court for the District of New Jersey by an individual purporting to be a holder of the Company's Common Stock. The complaint alleged that the individual defendants breached their duties of loyalty and good faith by causing the Company to misrepresent its financial results and prospects, resulting in the class action complaints described in the immediately preceding paragraph. The complaint sought unspecified damages, repayment of salaries and other remuneration from the individual defendants, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. In March 2005, the court granted a motion by the individual defendants and the Company to transfer the action to the United States District Court for the Southern District of Florida where the related class action suit is currently pending. In May 2005, the court consolidated this case with the related class action suit for discovery purposes only. Although the Company believes this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate effect on the Company, which could be material, cannot be ascertained. The Company has sought coverage from its insurance carrier for this lawsuit and the related class action suit under its directors and officers liability insurance policy, and the insurance carrier is defending the actions under a reservation of rights.

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

In April 2004, a patent infringement complaint was filed by Compression Labs, Inc. against 28 defendants, including the Company, in the United States District Court for the Eastern District of Texas. The complaint asserted that the defendants have conducted activities which infringe U.S. Patent No. 4,698,672 (the "672 Patent"), entitled, "Coding System for Reducing Redundancy." The complaint sought unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. In February 2005, pursuant to an order of the Judicial Panel on Multi-District Litigation, this action was transferred to the United States District Court for the Northern District of California. The Company has reached an agreement with the plaintiffs on the settlement of this lawsuit and, on November 6, 2006, the plaintiff dismissed its claim against the Company with prejudice. The settlement amount is not material and will not have a material adverse effect on our financial position or results of operations. The Company accrued the settlement amount as of July 1, 2006. The Company has notified several third parties of its intent to seek indemnity from such parties for the costs and damages incurred by the Company as a result of this action.

On October 6, 2004, a patent infringement complaint was filed by Honeywell International, Inc. and Honeywell Intellectual Properties, Inc., against 27 defendants, including the Company, in the United States District Court for the District of Delaware. The complaint asserted that the defendants have conducted activities which infringe U.S. Patent No. 5,280,371, entitled, "Directional Diffuser for a Liquid Crystal Display." The complaint sought unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The proceedings in this action against the Company and other similarly situated defendants were stayed by the court pending the resolution of the infringement actions against the liquid crystal display manufacturers. It is too early to assess the probability of a favorable or unfavorable outcome or the loss or range of loss, if any, and therefore, no amounts have been accrued relating to this action. The Company has notified several third parties of its intent to seek indemnity from such parties for any costs or damages incurred by the Company as a result of this action.

In June 2006, St. Clair Intellectual Properties Consultants, Inc. filed a patent infringement complaint against 22 defendants, including the Company, in the United States District Court for the District of Delaware. The complaint asserted that the defendants conducted activities which infringe U.S. Patent Nos. 5,138,459, 6,094,219, 6,233,010 and 6,323,899. The complaint sought injunctive relief, unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The proceedings in this action against the Company, and the other defendants were stayed by the court until further order of the court. It is too early to assess the probability of a favorable or unfavorable outcome or the loss or range of loss, if any, and, therefore, no amounts have been accrued relating to this action. The Company is assessing potential claims of indemnification against certain of its suppliers with respect to this action.

The Company is also involved from time to time in routine legal matters incidental to its business. Based upon available information, the Company believes that the resolution of such matters will not have a material adverse effect on its financial position or results of operations.

NOTE 12 OTHER CHARGES:

COST-REDUCTION INITIATIVES

The Company continues to evaluate its cost structure and implement cost-reduction initiatives as appropriate. During the First Quarter Fiscal 2007, cost-reduction initiatives included, among other things, the elimination of certain employee positions. As a result, during the First Quarter Fiscal 2007, the Company recorded total charges of $0.4 million related to severance costs for the elimination of certain employee positions.

Table III -- Other Charges Liability reconciles the beginning and ending balances of the other charges liability.

(in thousands)

Other Charges Liability

                                        Severance       Retention           Leases            Total
                                       ----------    ----------------    -------------     -------------
Balance as of July 1, 2006             $  1,175      $       7           $      --         $   1,182
Charges                                     429             --                  26               455
Reversal                                    (23)            --                  --               (23)
Payments                                   (625)            --                  --              (625)
                                       ----------    ----------------    -------------     -------------
Balance as of
September 30, 2006                     $    956      $      7            $     26          $    989
                                       ==========    ================    =============     =============

Table IV -- Other Charges presents the related expenses and their classification in the consolidated statements of operations.

(in thousands)

Other Charges                    Severance    Retention    Leases     Total
-------------                    ---------    ---------    ------    -------
First Quarter Fiscal 2007
Cost of products sold            $     177    $      --    $  --     $ 177
Selling expense                        229           --       16       245
General and administrative
expense                                 --           --       10        10
                                 ---------    ---------    ------    -------
Total                            $     406    $      --    $  26     $ 432
                                 =========    =========    ======    =======

First Quarter Fiscal 2006
Cost of products sold            $      --    $      51    $  --     $  51
Selling expense                         --            6       --         6
General and administrative                                    --
expense                                 --           50                 50
                                 ---------    ---------    ------    -------
Total                            $      --    $     107    $  --     $ 107
                                 =========    =========    ======    =======

As a result of the cost-reduction initiatives implemented in Fiscal 2006 and Fiscal 2007, the Company expects to make cash payments totaling approximately $1.0 million during Fiscal 2007 related to severance, retention and lease costs.

NOTE 13 - SUBSEQUENT EVENTS:

FINANCING FACILITY

On October 4, 2006, CCHK accepted a proposal from Dah Sing Bank, Limited ("Dah Sing Bank") dated June 19, 2006 (the "Dah Sing Agreement") for the provision to CCHK of certain demand banking facilities up to an amount of approximately $2.3 million (collectively, the "Dah Sing Facilities"). Pursuant to the proposal, CCHK may use the Dah Sing Facilities for opening letters of credit, draft loans, negotiating export letters of credit with a letter of guarantee and/or outward bills loans. Of this credit line, approximately $1.9 million will be available for trust receipts, invoice financing, packing loans and/or advances against receivables. The Dah Sing Agreement expires on June 30, 2007.

The Dah Sing Facilities bear interest at variable rates, as follows: 1.5% per annum over HIBOR on facilities denominated in Hong Kong Dollars; 1.5% per annum over the London Interbank Offered Rate on facilities denominated in U.S. Dollars; and 1.5% per annum over SIBOR on facilities denominated in any other foreign currency.

As security for the Dah Sing Facilities, among other things, (i) the Company provided a corporate guarantee to Dah Sing Bank in the amount of approximately $2.3 million; (ii) CCHK provided to Dah Sing Bank a pledged deposit in the amount of not less than $1.0 million; and (iii) CCHK had undertaken (A) to maintain a net worth of not less than HKD80.0 million (approximately US$10.0 million), (B) to provide audited financial statements showing a net profit by June 30, 2007, the end of the Company's 2007 fiscal year, and (C) to direct import/export business to Dah Sing Bank of not less than HKD60.0 million (approximately US$7.5 million) per year.

REVERSE SPLIT OF COMMON STOCK

On October 26, 2006, the Board of Directors of the Company approved, without action by the shareholders of the Company, a Certificate of Amendment to the Company's Certificate of Incorporation to implement a one-for-five split of the Company's Common Stock effective November 21, 2006. On the effective date, of the reverse split each five shares of issued Common Stock (including treasury shares and shares held in trust) will be converted automatically into one share of Common Stock, resulting in the total number of shares outstanding being reduced from 28,859,385 shares to 5,771,871 shares, and the number of authorized shares of the Company's Common Stock will be reduced from 100,000,000 shares to 20,000,000 shares. Continental Stock Transfer & Trust Company will act as the exchange agent for purposes of implementing the exchange of share certificates of shareholders of record as of November 20, 2006. Since the effective date of the reverse split of common stock is after the financial statement issuance date, pro forma per share data is presented below on a post-split basis.

                                                    (Pro Forma)
                                              For the quarter ended
                                    -------------------------------------------
                                    September 30, 2006         October 1, 2005
                                    --------------------       ----------------
Basic and diluted loss
    per common share                      $(0.28)                  $(0.99)
                                    ====================       ================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for Fiscal 2006 filed with the SEC as of September 14, 2006 ("Form 10-K") including the condensed consolidated financial statements and the notes to such financial statements included elsewhere in this Form 10-Q. Except for historical information contained herein, the matters discussed below are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including, but not limited to, economic, governmental, political, competitive and technological factors affecting the Company's operations, markets, products, prices and other factors discussed elsewhere in this report and other reports filed with the SEC. See Part II Item 1A, "Risk Factors" below and in our Form 10-K. These factors may cause results to differ materially from the statements made in this report or otherwise made by or on behalf of the Company.

OVERVIEW

We market and sell popularly priced, easy-to-use image capture products including single-use and 35mm traditional film cameras. We design, develop, manufacture and assemble most of our single-use cameras and certain of our 35mm traditional film cameras at our manufacturing facilities in the Peoples Republic of China, ("PRC") and outsource the manufacture of certain of our single-use and 35mm traditional film cameras. In fiscal 2006, we significantly de-emphasized the sale of digital cameras and do not expect digital camera sales to be material in fiscal 2007. We sell our private label and brand-name products to our customers worldwide either directly or through third-party distributors.

EXECUTIVE SUMMARY

QUARTER-OVER-QUARTER RESULTS OF OPERATIONS

Our operating loss in the first quarter fiscal 2007 was $(2.0) million as compared to an operating loss of $(5.7) million for the first quarter fiscal 2006.

The decrease in our quarter-over-quarter operating loss is primarily related to decreases in selling, general and administrative expenses. Quarter-over-quarter selling expenses decreased by $0.7 million, primarily due to lower freight and royalty costs in the amounts of $0.4 million and $0.1 million, respectively, as a result of a decrease in quarter-over-quarter net sales. In addition, selling-related employee compensation costs decreased by $0.2 million, net of the current quarter's severance charges, resulting from the elimination of certain positions in connection with our fiscal 2006 cost reduction initiatives. Quarter-over-quarter general and administrative ("G&A") expenses decreased by $2.6 million, primarily due to a reduction in professional fees of $1.9 million related to our effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX"). In addition, to a lesser extent, G&A-related employee compensation costs decreased by $0.7 million as a result of the elimination of certain positions in connection with our fiscal 2006 cost-reduction initiatives.

First Quarter Fiscal 2007 Results of Operations

We recorded an operating loss of $(2.0) million during the quarter, but we significantly reduced our operating loss by $3.7 million, or 64.6%, in the first quarter fiscal 2007 as compared to the first quarter fiscal 2006.

Factors contributing to the first quarter fiscal 2007 operating loss were:

         1. Manufacturing Material, Labor and Overhead Cost Variances
         2. Cost and Expenses Related to Digital Cameras
         3. Other Charges
         4. Inventory Charges

1. Manufacturing Material, Labor and Overhead Cost Variances

During the first quarter fiscal 2007, we experienced unfavorable manufacturing material, labor and overhead cost variances of $0.8 million attributable to a change in the product mix of single-use cameras manufactured during the period.

2. Cost and Expenses Related to Digital Cameras

During the first quarter fiscal 2007, we continued to significantly reduce our digital camera inventory. Although we significantly reduced our operating expenses related to sales of digital cameras, principally in Europe and Japan, the nominal gross profit on the sales of digital cameras was insufficient to cover such operating expenses and resulted in an operating loss of $0.4 million.

3. Other Charges

During the first quarter fiscal 2007, we recorded total charges of $0.4 million for severance costs related to the elimination of certain employee positions in connection with our fiscal 2007 cost-reduction initiatives.

4. Inventory Charges

During the first quarter fiscal 2007, we recorded inventory charges of $0.3 million to reduce the carrying value of certain finished goods inventory, primarily digital camera inventory, below its cost basis to its net realizable value resulting from price declines.

During the first quarter fiscal 2007, we have increased our gross margin, in dollars and as a percentage of sales, and lowered our operating costs as a result of our increased emphasis on the sale of single-use and, to a lesser extent, 35mm traditional film cameras. Our first quarter fiscal 2007 sales and gross profit margins were not sufficient to cover our manufacturing material, labor and overhead cost variances, European and Japanese operating expenses related to digital camera sales, severance costs, inventory charges and worldwide overhead costs. We continue to take action and review our strategies, including and relating to: (i) acquisition of new single-use and 35mm traditional film camera customers, (ii) potential new business initiatives,
(iii) continued de-emphasis of digital camera sales, (iv) significant reduction of operating costs required to support a presence in the digital camera market, and (v) implementation of additional cost reductions related to worldwide overhead costs. There can be no assurances that implementing any such strategies will successfully reverse our losses, increase our revenues, decrease our costs or improve our results of operations.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Since July 1, 2006, there have been no significant changes to the assumptions and estimates related to those critical accounting policies. See critical accounting policies disclosed in our Form 10-K.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, therefore, we are required to adopt it in the first quarter of our 2008 fiscal year. We are currently evaluating whether the adoption of FIN 48 will have a material effect on our consolidated financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2006 COMPARED TO THE QUARTER ENDED OCTOBER 1, 2005

NET SALES

Net sales of our products for the first quarter fiscal 2007 were $28.8 million, a decrease of $15.8 million, or 35.4%, as compared to net sales for the first quarter fiscal 2006. The decrease in net sales was due primarily to a reduction in sales of digital cameras.

Net sales from our operations in the Americas for the first quarter fiscal 2007 were $23.9 million, a decrease of $0.4 million, or 1.7%, as compared to the first quarter fiscal 2006. The decrease in net sales in the Americas was due primarily to a decrease in sales of 35mm traditional film cameras.

Net sales from our operations in Europe for the first quarter fiscal 2007 were $4.8 million, a decrease of $15.4 million, or 76.6%, as compared to the first quarter fiscal 2006. The decrease in net sales in Europe was due primarily to a reduction in sales of digital cameras attributable to our decision to de-emphasize digital camera sales.

Net sales from our operations in Asia for the first quarter fiscal 2007 and the first quarter fiscal 2006 were $0.1 million and $0.2 million, respectively.

GROSS PROFIT

Gross profit for the first quarter fiscal 2007 was $4.5 million, or 15.6% of net sales, versus gross profit of $4.1 million, or 9.2% of net sales, in the first quarter fiscal 2006. During the first quarter fiscal 2007 as compared to first quarter fiscal 2006, gross profit, in dollars and as a percentage of net sales, was positively affected by the following factors: (i) a reduction in negative gross margin percentages on a lower volume of digital camera sales, (ii) a reduction of warranty costs related to digital camera replacements resulting from our continued de-emphasis of digital camera sales, and (iii) an increase in single-use camera sales volume; and was negatively affected by (iv) a decrease in 35mm traditional film camera sales volume, and (v) an increase in severance costs.

Product engineering, design and development costs for the first quarter fiscal 2007 and the first quarter fiscal 2006, in dollars and as a percentage of net sales, were $0.8 million, or 2.8%, and $1.1 million, or 2.4%, respectively.

OPERATING EXPENSES

Selling expenses for the first quarter fiscal 2007 were $2.8 million, or 9.7% of net sales, compared to $3.5 million, or 7.8% of net sales, for the first quarter fiscal 2006. The decrease was primarily due to a reduction of freight and royalty costs in the amounts of $0.4 million and $0.1 million, respectively, as a result of a decrease in quarter-over-quarter net sales. In addition, selling-related employee compensation costs decreased by $0.2 million, net of the current quarter's severance charges of $0.2 million, resulting from the elimination of certain positions in connection with our fiscal 2006 cost-reduction initiatives.

G&A expenses for the first quarter fiscal 2007 were $3.7 million, or 12.9% of net sales, compared to $6.3 million, or 14.1% of net sales, for the first quarter fiscal 2006. The decrease was primarily due to a reduction in professional fees of $1.9 million associated with the Company's efforts to comply with SOX. In addition, to a lesser extent, G&A-related employee compensation costs decreased by $0.7 million as a result of the elimination of certain positions in connection with our fiscal 2006 cost-reduction initiatives.

STOCK-BASED COMPENSATION

During the first quarter fiscal 2007 and the first quarter fiscal 2006, we recorded approximately $26,000 and $130,000, respectively, of share-based compensation expenses. We consider all of our share-based compensation expense as a component of general and administrative expenses. In addition, no amount of share-based compensation expense was capitalized as part of capital expenditures or inventory for the periods presented. For further discussion, see Note 8 - Stock-Based Compensation in the Notes to Condensed Consolidated Financial Statements.

INTEREST EXPENSE

Interest expense was approximately $66,000 and $100,000 for the first quarter fiscal 2007 and the first quarter fiscal 2006, respectively. The quarter-over-quarter reduction was due primarily to a decrease in the average amount of indebtedness outstanding during the respective quarters and, to a lesser extent, a decrease is average borrowing rates.

OTHER INCOME, NET

Other income, net was $0.5 million and $0.1 million for the first quarter fiscal 2007 and the first quarter fiscal 2006, respectively. The quarter-over-quarter increase was primarily due to an increase in foreign exchange gains and, to a lesser extent, an increase in investment income resulting from an increase in the average amount of funds invested during the respective quarters. For further discussion, see Note 3 - Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements.

INCOME TAXES

In the first quarter fiscal 2007 and the fourth quarter of Fiscal 2006, based upon all of the available evidence, management determined that it was not more likely than not that its deferred income tax assets will be fully realized. Accordingly, we recorded a valuation allowance for the entire balance of our deferred income tax assets as of September 30, 2006 and July 1, 2006. During the first quarter fiscal 2007 and the first quarter fiscal 2006, we recorded provisions for income taxes of $17,000 and $50,000, respectively. The first quarter fiscal 2007 and the first quarter fiscal 2006 income tax provisions related to income tax liabilities incurred by certain of our foreign subsidiaries. These foreign subsidiaries do not have net operating losses to offset such income tax liabilities. For further discussion, see Note 3 -- Summary of Significant Accounting Policies -- Income Taxes in the Notes to Condensed Consolidated Financial Statements.

NET LOSS

We incurred a net loss of $(1.6) million, or $(0.06) per basic and diluted common share, for the first quarter fiscal 2007, as compared to a net loss of $(5.8) million, or $(0.20) per basic and diluted common share, for the first quarter fiscal 2006.

COST-REDUCTION INITIATIVES

We continue to evaluate our cost structure and implement cost-reduction initiatives as appropriate. During the first quarter fiscal 2007 and the first quarter fiscal 2006, cost-reduction initiatives included, among other things, the elimination of certain employee positions. As a result during the first quarter fiscal 2007 and first quarter fiscal 2006, we recorded total charges of $0.4 million and $0.1 million, respectively, for severance costs related to the elimination of certain employee positions. For further discussion see Note 12 - Other Charges in the Notes to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

We are not aware of factors that are reasonably likely to adversely affect liquidity trends, other than those factors summarized under the caption "Risk Factors" in this report and in our Form 10-K. We are not engaged in hedging activities and had no forward exchange contracts outstanding at September 30, 2006. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with accounting principles generally accepted in the United States and are more fully discussed below.

We believe that our cash and cash equivalents, short-term investments, anticipated cash flow from operations, and amounts available under our financing facilities provide sufficient liquidity and capital resources for our anticipated working capital and capital expenditure requirements for at least the next twelve months.

Working Capital - At September 30, 2006, we had working capital of $46.4 million, compared to $46.8 at July 1, 2006, a decrease of $0.4 million.

Cash Provided By (Used in)Operating Activities - Cash provided by operating activities during the first quarter fiscal 2007 was $1.0 million, which compared favorably to cash used in operating activities of $(1.2) million during the first quarter fiscal 2006. The increase in cash provided by operating activities is primarily attributable to a significant reduction in net loss offset by a net decrease in working capital items.

Cash Used in Investing Activities - Cash used in investing activities was $4.0 million for first quarter fiscal 2007 as compared to $0.7 million for first quarter fiscal 2006. The increase in cash used in investing activities was primarily due to an increase in net purchases of short-term investments of $3.1 million and an increase of $1.0 million in restricted cash related to a new financing facility. See Hong Kong Financing Facilities below.

Cash Provided by (Used in) Financing Activities - Cash provided by (used in) financing activities during the first quarter fiscal 2007 and first quarter fiscal 2006 was approximately $2.5 million and $(45,000), respectively. This activity relates to net short-term borrowings made under our financing facilities. See Hong Kong Financing Facilities below.

Operating Leases - We enter into operating leases in the ordinary course of business (e.g., warehouse facilities, office space and equipment). The effects of outstanding leases are not material to us in terms of either annual cash flow or in total future minimum payments.

Purchase Commitments - At September 30, 2006, we had $6.3 million in non-cancelable purchase commitments relating to the purchase of raw materials, components and finished goods inventory from various suppliers. In the aggregate, such commitments are not at prices in excess of current market values and typically do not exceed one year.

Other Contractual Obligations - We do not have any material financial guarantees or other contractual commitments that are reasonably likely to have an adverse effect on liquidity. See Hong Kong Financing Facilities below for additional information about the corporate guarantees we provided in connection with our financing facilities. See also Note 10 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

License Agreements -- See Note 10 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

Intellectual Property Claims -- See Note 10 - Commitments and Contingencies and
Note 11 - Litigation and Settlements in the Notes to Condensed Consolidated Financial Statements.

Hong Kong Financing Facilities -- See Note 7 -- Short-Term Borrowings and Financing Facilities and Note 13 -- Subsequent Events, Financing Facility in the Notes to Condensed Consolidated Financial Statements.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as: "estimates," "projects," "anticipates," "expects," "intends," "believes," "plans," "forecasts" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors. For a discussion of some of the factors that could cause actual results to differ, see the discussion under "Risk Factors" below and in our Form 10-K and subsequently filed reports. We wish to caution the reader that these forward-looking statements, including, without limitation, statements regarding expected cost reductions, anticipated or expected results of the implementation of our restructuring initiatives, cost-reduction initiatives, and possible new business initiatives, anticipated financial benefits of de-emphasizing the sale of digital cameras, eliminating our reliance on internally designed and manufactured digital cameras and increasing the design, co-development and purchase of digital cameras from outsourced manufacturers and increasing our emphasis on the sale of single-use and 35mm traditional film cameras, the viability of marketing and selling cameras and competing in the camera market, the cost structure requirements needed to maintain a presence in the camera market and to market and sell cameras, the development of our business, anticipated revenues or capital expenditures, our ability to maintain or improve gross margin percentages on the sale of our products, projected profits or losses and other statements contained in this report regarding matters that are not historical facts, are only estimates or predictions. No assurance can be given that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. In particular, our expected results could be adversely affected by, among other things, production difficulties or economic conditions negatively affecting the market for our products, by our inability to develop and maintain relationships on favorable terms with component and material suppliers and contract manufacturers or by our inability to negotiate favorable terms with our licensors. Obtaining the results expected from the introduction of any new products or product lines may require timely completion of development, successful ramp-up of full-scale production on a timely basis and customer and consumer acceptance of those products. In addition, future relationships or agreements may require an ability to meet high quality and performance standards, to successfully implement production at greatly increased volumes and to sustain production at greatly increased volumes, as to all of which there can be no assurance. There also can be no assurance that products and new business initiatives under consideration or development will be successfully developed or that once developed such products and initiatives will be commercially successful. Any forward-looking statements contained in this report represent our estimates only as of the date of this report, or as of such earlier dates as are indicated herein, and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the disclosures set forth in Part II,
Item 7A of our Form 10-K during this reporting period.

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), designed to ensure that information required to be disclosed in our filings under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including the chief executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Our management has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as a result of the continued existence of three material weaknesses in internal control over financial reporting described in our Form 10-K, as of September 30, 2006.

Because of these three material weaknesses, we performed additional manual controls, procedures and analyses and other pre- and post-closing procedures designed to ensure that our unaudited condensed consolidated financial statements are presented fairly in all material respects in accordance with accounting principles generally accepted in the United States. We relied on increased monitoring and review to compensate for the material weaknesses in our internal control over financial reporting. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

(b) Changes in Internal Control over Financial Reporting

Although, management is continuing to take corrective actions to remediate the remaining three material weaknesses disclosed in our Form 10-K, these material weaknesses were not remediated as of September 30, 2006. As a result, there were no changes in our internal control over financial reporting in connection with the evaluations referred to above that occurred during the first quarter fiscal 2007 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Our management is dedicated to improving our internal controls over financial reporting and intends to continue monitoring and upgrading our internal controls as necessary and appropriate for our business.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Part I, Item 1, Financial Statements, Note 11 - Litigation and Settlements in the Notes to Condensed Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors set forth in Part 1,
Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended July 1, 2006.

ITEM 6.  EXHIBITS

No.        Description                                        Method of Filing
---        -----------                                        ----------------
3.1        Certificate of Incorporation, as amended through   Incorporated by reference to the Company's annual report on Form 10-K
           May 9, 2000                                        for the year ended July 1, 2000.

3.2        Restated By-Laws, as amended through July 12,      Incorporated by reference to the Company's annual report on Form 10-K
           2004                                               for the year ended July 3, 2004.

3.3        Certificate of Amendment (No. 7) of                Incorporated by reference to the Company's current report
           Certificate of Incorporation, dated                on Form 8-K filed November 7, 2006.
           November 2, 2006


3.4        Certificate of Correction of Certificate of        Incorporated by reference to the Company's current report
           Amendment (No. 7) to Certificate of                on Form 8-K filed November 7, 2006.
           Incorporation, dated November 3, 2006

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


                                      CONCORD CAMERA CORP.
                                   ---------------------------------------------
                                         (Registrant)


DATE:  November 13, 2006        By: /s/ Blaine A. Robinson
                                   ---------------------------------------------
                                         (Signature)
                                    Blaine A. Robinson, Vice President --
                                    Finance, Treasurer and  Assistant Secretary
                                    (Principal Financial and Accounting Officer)