Form 10-Q
period 2006-12-30
CONCORD CAMERA CORP
filed 2007-02-08
CIK 831861

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 30, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer |_|   Accelerated filer |_|    Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      Yes |_|        No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, no par value - 5,847,408 shares as of January 31, 2007

                                      Index

                      Concord Camera Corp. and Subsidiaries

Part I. FINANCIAL INFORMATION                                           Page No.
                                                                        --------

Item 1.    Financial Statements (Unaudited)

              Condensed consolidated balance sheets as of
                December 30, 2006 (Unaudited) and July 1, 2006................ 3

              Condensed consolidated statements of operations
                (Unaudited) for the quarter and six months ended
                December 30, 2006 and December 31, 2005....................... 4

              Condensed consolidated statements of cash flows
                (Unaudited) for the six months ended
                December 30, 2006 and December 31, 2005....................... 5

              Notes to condensed consolidated financial
                statements (Unaudited)........................................ 6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................... 19

Item 3.    Quantitative and Qualitative Disclosures About Market Risk........ 27

Item 4.    Controls and Procedures........................................... 27

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings................................................. 28

Item 1A.   Risk Factors...................................................... 28

Item 4.    Submission of Matters to a Vote of Security Holders............... 28

Item 5.    Other Information................................................. 29

Item 6.    Exhibits.......................................................... 29

PART I. FINANCIAL INFORMATION.

Item 1. FINANCIAL STATEMENTS

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

                                                                                                  December 30, 2006        July 1,
                                                                                                     (Unaudited)            2006
                                                                                                  -----------------       ---------
Assets
Current Assets:
      Cash and cash equivalents                                                                       $   4,084           $   6,795
      Restricted cash                                                                                     6,200               8,264
      Short-term investments                                                                             32,150              23,550
      Accounts receivable, net                                                                            8,920              16,648
      Inventories                                                                                        16,471              28,260
      Prepaid expenses and other current assets                                                           2,245               3,277
                                                                                                      ---------           ---------
                               Total current assets                                                      70,070              86,794
Property, plant and equipment, net                                                                       12,081              13,778
Other assets                                                                                              3,680               4,170
                                                                                                      ---------           ---------
                               Total assets                                                           $  85,831           $ 104,742
                                                                                                      =========           =========

Liabilities and Stockholders' Equity
Current Liabilities:
      Short-term borrowings under financing facilities                                                $   3,114           $      --
      Accounts payable                                                                                    8,617              23,366
      Accrued expenses                                                                                   12,542              14,711
      Other current liabilities                                                                           2,003               1,874
                                                                                                      ---------           ---------
                               Total current liabilities                                                 26,276              39,951
Other long-term liabilities                                                                               1,391               1,824
                                                                                                      ---------           ---------
                               Total liabilities                                                         27,667              41,775
Commitments and contingencies

Stockholders' equity:
      Blank check preferred stock, no par value,
          1,000 shares authorized, none issued                                                               --                  --
      Common stock, no par value, 20,000 shares
          authorized; 6,261 and 6,185 shares issued
          as of  December 30, 2006 and July 1, 2006, respectively                                       143,860             143,518
      Additional paid-in capital                                                                          5,171               5,128
      Deferred share arrangement                                                                            413                 624
      Accumulated deficit                                                                               (85,874)            (80,686)
                                                                                                      ---------           ---------
                                                                                                         63,570              68,584
      Less: treasury stock, at cost, 347
          shares as of  December 30, 2006 and July 1, 2006                                               (4,993)             (4,993)
        Less: common stock held in trust, 66 and 102
          shares as of  December 30, 2006 and July 1, 2006                                                 (413)               (624)
                                                                                                      ---------           ---------
                               Total stockholders' equity                                                58,164              62,967
                                                                                                      ---------           ---------
                               Total liabilities and stockholders' equity                             $  85,831           $ 104,742
                                                                                                      =========           =========

See accompanying notes to condensed consolidated financial statements.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

                                                               For the quarter ended                 For the six months ended
                                                         ----------------------------------      ---------------------------------
                                                          December 30,         December 31,       December 30,        December 31,
                                                            2006                 2005                2006                2005
                                                         ------------         ------------       ------------        ------------
Net sales                                                 $ 19,338             $ 41,109            $ 48,163            $ 85,695
Cost of products sold                                       17,837               37,088              42,159              77,545
                                                          --------             --------            --------            --------
Gross profit                                                 1,501                4,021               6,004               8,150
Selling expenses                                             2,155                4,016               4,943               7,553
General and administrative
    expenses                                                 3,475                5,495               7,213              11,801
                                                          --------             --------            --------            --------
Operating loss                                              (4,129)              (5,490)             (6,152)            (11,204)
Interest expense                                                98                  107                 164                 208
Other (income) expense, net                                   (698)                  44              (1,163)                (62)
                                                          --------             --------            --------            --------
Loss before income taxes                                    (3,529)              (5,641)             (5,153)            (11,350)
Provision for income taxes                                      18                  138                  35                 189
                                                          --------             --------            --------            --------
Net loss                                                  $ (3,547)            $ (5,779)           $ (5,188)           $(11,539)
                                                          ========             ========            ========            ========
Basic and diluted loss per
    common share                                          $  (0.61)            $  (0.99)           $  (0.89)           $  (1.98)
                                                          ========             ========            ========            ========

Weighted average common shares
    outstanding - basic and
    diluted                                                  5,846                5,838               5,842               5,838
                                                          ========             ========            ========            ========

See accompanying notes to condensed consolidated financial statements.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

                                                                                                    For the six months ended
                                                                                             ---------------------------------------
                                                                                             December 30, 2006     December 31, 2005
                                                                                             -----------------     -----------------
Cash flows from operating activities:
Net loss                                                                                         $ (5,188)             $(11,539)
      Adjustments to reconcile net loss to net cash
           provided by operating activities:
      Depreciation and amortization                                                                 2,186                 2,402
      Inventory charges                                                                               347                   444
      Restructuring reserve                                                                            --                  (110)
      Gain on disposal of property, plant  and equipment                                              (58)                   --
      Stock-based compensation                                                                         43                   249
      Changes in operating assets and liabilities:
           Accounts receivable, net                                                                 7,728                10,296
           Inventories                                                                             11,442                14,216
           Prepaid expenses and other current assets                                                  753                 1,962
           Other assets                                                                               254                 1,140
           Accounts payable                                                                       (14,749)              (15,725)
           Accrued expenses                                                                        (2,169)                2,237
           Other current liabilities                                                                  129                (1,830)
           Other long-term liabilities                                                               (433)               (1,627)
                                                                                                 --------              --------
      Net cash provided by operating activities                                                       285                 2,115
                                                                                                 --------              --------
Cash flows from investing activities:
      Proceeds from sales of available-for-sale investments                                        38,300                35,200
      Purchases of  available-for-sale investments                                                (46,900)                   --
      Proceeds from the sale of property, plant and equipment                                         342                    --
      Purchases of property, plant and equipment                                                     (258)                 (897)
      Restricted cash                                                                               2,064                (2,000)
                                                                                                 --------              --------
      Net cash (used in) provided by investing activities                                          (6,452)               32,303
                                                                                                 --------              --------
Cash flows from financing activities:
      Borrowings  under short-term financing facilities, net                                        3,114                   888
      Net Proceeds from issuance of common stock                                                      342                    --
                                                                                                 --------              --------
      Net cash provided by  financing activities                                                    3,456                   888
                                                                                                 --------              --------
      Net (decrease) increase  in cash and cash equivalents                                        (2,711)               35,306
Cash and cash equivalents at beginning of period                                                    6,795                 8,016
                                                                                                 --------              --------
Cash and cash equivalents at end of period                                                       $  4,084              $ 43,322
                                                                                                 ========              ========

See accompanying notes to condensed consolidated financial statements.

                      CONCORD CAMERA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 30, 2006
                                   (Unaudited)

Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 30, 2006 ("Second Quarter Fiscal 2007") and the six months ended December 30, 2006 ("Fiscal 2007 YTD") are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007 ("Fiscal 2007"). For comparative purposes, the quarter ended December 31, 2005 has been defined as the ("Second Quarter Fiscal 2006") and the six months ended December 31, 2005 have been defined as ("Fiscal 2006 YTD"). The balance sheet at July 1, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Concord Camera Corp., a New Jersey corporation, and its consolidated subsidiaries (collectively referred to as the "Company") manage their business on the basis of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") as of September 14, 2006 for the fiscal year ended July 1, 2006 ("Fiscal 2006").

Reverse Split of Common Stock

On October 26, 2006, the Board of Directors of the Company approved, without action by the shareholders of the Company, a Certificate of Amendment to the Company's Certificate of Incorporation to implement a one-for-five split of the Company's Common Stock with an effective date of November 21, 2006. On the effective date of the reverse split, each five shares of issued Common Stock (including treasury shares and shares held in trust) were converted automatically into one share of Common Stock, resulting in the total number of shares outstanding being reduced from 28,859,385 shares to 5,771,877 shares, and the number of authorized shares of the Company's Common Stock reduced from 100,000,000 shares to 20,000,000 shares. All Common Stock shares and per-share and related stock option amounts have been restated for the reverse stock split in the accompanying condensed consolidated financial statements and footnotes.

Note 2 - Significant Customers:

During the Second Quarter Fiscal 2007 and Fiscal 2007 YTD, the Company's sales to Walgreen Co. ("Walgreens") and Wal-Mart Stores, Inc. ("Wal-Mart") decreased as compared to the Second Quarter Fiscal 2006 and Fiscal 2006 YTD. The Second Quarter Fiscal 2007 and Fiscal 2007 YTD decrease in sales to Walgreens was attributable to decreased sales of single-use cameras resulting from overstocked inventory levels and decreased sales of 35mm traditional film cameras. The Second Quarter Fiscal 2007 decrease in sales to Wal-Mart was attributable to decreased sales of single-use cameras resulting from overstocked inventory levels and decreased sales of digital and 35mm traditional film cameras. The Fiscal 2007 YTD decrease in sales to Wal-Mart was primarily due to decreased sales of 35mm traditional film and digital cameras partially offset by an increase in single-use cameras. The Company expects sales of single-use cameras to Walgreens and Wal-Mart to increase as their respective inventory levels decrease, subject to seasonality. The loss of any of these significant customers or substantially reduced sales to these significant customers or any other large customer could have a material adverse effect on the Company's results of operations.

The following table illustrates each significant customer's net sales as a percentage of consolidated net sales during the Second Quarter Fiscal 2007, Second Quarter Fiscal 2006, Fiscal 2007 YTD and Fiscal 2006 YTD.

                                                                                 Percent of Net Sales
                                                                                 --------------------
                                                              For the quarter ended                 For the six months ended
                                                         -------------------------------         -------------------------------
                                                         December 30,       December 31,         December 30,       December 31,
                                                             2006              2005                  2006              2005
                                                         ------------       ------------         ------------       ------------
Wal-Mart                                                     40.5%             26.4%                 37.0%             20.9%
Walgreens                                                     7.3%             19.4%                 27.3%             21.0%
Plus                                                          0.0%             10.6%                  0.0%             10.0%
                                                             ----              ----                  ----              ----
Total                                                        47.8%             56.4%                 64.3%             51.9%
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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant of the Company's estimates include but are not limited to, provisions for sales returns and allowances, provision for bad debts, inventory valuation charges, realizability of long-lived and other assets, realizability of deferred income tax assets and provisions for intellectual property claims and litigation related matters.

Foreign Currency Transactions

The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, Euro, British Pound Sterling, PRC Renminbi, Hong Kong Dollar and Japanese Yen. Although certain net sales to customers and purchases of certain components and services are transacted in local currencies, each of the Company's foreign subsidiaries purchases substantially all of its finished goods inventories in U.S. Dollars. Accordingly, the Company has determined that the U.S. Dollar is the functional currency for all of its subsidiaries. The accounting records for subsidiaries that are maintained in a local currency are remeasured into the U.S. Dollar. Accordingly, most non-monetary balance sheet items and related statement of operations accounts are remeasured from the applicable local currency to the U.S. Dollar using average historical exchange rates, producing substantially the same result as if the entity's accounting records had been maintained in the U.S. Dollar. Adjustments resulting from the remeasurement process are recorded into earnings. Gains or losses resulting from foreign currency transactions and remeasurement are included in "Other expense (income), net" in the accompanying condensed consolidated statements of operations. For the Second Quarter Fiscal 2007 and the Second Quarter Fiscal 2006, included in "Other expense (income), net" in the accompanying condensed consolidated statements of operations are approximately $0.1 million and $0.4 million, respectively, of net foreign currency losses. For Fiscal 2007 YTD and Fiscal 2006 YTD, included in "Other expense (income), net" in the accompanying condensed consolidated statements of operations, are $0 and approximately $0.6 million, respectively, of net foreign currency losses.

Hedging Activities

During the Second Quarter Fiscal 2007 and the Second Quarter Fiscal 2006, the Company had no forward exchange contracts or other derivatives outstanding and did not participate in any other type of hedging activities.

Restricted Cash

As of December 30, 2006 and July 1, 2006, the Company had cash deposits pledged as security in the amount of approximately $6.2 million and $8.3 million, respectively, for letters of credits and borrowings under its revolving demand financing facilities. The restricted cash amount is classified as a current asset in the condensed consolidated balance sheets since the borrowings it secures are classified as a current liability. See Note 7 - Short-Term Borrowings and Financing Facilities.

Investments

At December 30, 2006 and July 1, 2006, the Company's "Short-term investments," as classified in the accompanying condensed consolidated balance sheets, consisted of auction rate debt securities and were considered available-for-sale securities. During the Second Quarter Fiscal 2007 and the Second Quarter Fiscal 2006, no other comprehensive income or loss was recorded because the variable interest rate feature and short maturities of the auction rate debt securities caused their carrying values to approximate market value. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss) reported in the stockholders' equity section unless the loss is other than temporary, then it would be recorded as an expense. Realized gains and losses, interest and dividends are classified as investment income in "Other expense (income), net" in the accompanying condensed consolidated statements of operations. Investment income of $0.4 million related to the short-term investments is included in "Other expense (income), net" for each of the Second Quarter Fiscal 2007 and the Second Quarter Fiscal 2006, respectively. Investment income of $0.9 million and $0.7 million related to the short-term investments is included in "Other expense (income), net" for Fiscal 2007 YTD and Fiscal
2006 YTD, respectively.

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

Income Taxes

The Company periodically evaluates the realizability of its deferred income tax assets. In the Second Quarter Fiscal 2007 and the quarter ended July 1, 2006 ("Fourth Quarter Fiscal 2006"), based upon all the available evidence, the Company determined that it was not more likely than not that its deferred income tax assets will be fully realized. Accordingly, the Company has a valuation allowance recorded for the entire balance of its deferred income tax assets as of December 30, 2006 and July 1, 2006.

The Company estimates its interim effective tax rate before consideration of a deferred income tax valuation allowance based upon its projected consolidated annual effective income tax rate. This rate is largely a function of the annual projected amounts of pre-tax income or loss attributed to both domestic and foreign operations, the application of their respective statutory tax rates and the anticipated utilization of available net operating loss carryforwards to reduce taxable income. During the Second Quarter Fiscal 2007 and the Second Quarter Fiscal 2006, the Company recorded provisions for income taxes of approximately $18,000 and $138,000, respectively. During Fiscal 2007 YTD and Fiscal 2006 YTD, the Company recorded a provision for income taxes of $35,000 and $189,000, respectively. The Second Quarter Fiscal 2007 and Fiscal 2007 YTD income tax provision relates to income tax liabilities incurred by certain of the Company's foreign subsidiaries. These foreign subsidiaries do not have net operating losses to offset such income tax liabilities.

Comprehensive Loss

Comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130"), includes net loss adjusted for certain revenues, expenses, gains and losses that are excluded from net loss under accounting principles generally accepted in the U.S. Unrealized gains and losses related to the Company's available-for-sale investments are excluded from net loss. During the Second Quarter Fiscal 2007 and Fiscal 2007 YTD, the Company's comprehensive loss was $(3.5) million and $(5.2) million, respectively, the same as the net loss for both periods because the Company did not have any items of other comprehensive income or loss. During the Second Quarter Fiscal 2006 and Fiscal 2006 YTD, the

Company's comprehensive loss was $(5.8) million and $(11.5) million, respectively, the same as the net loss for both periods because the Company did not have any items of other comprehensive income or loss.

Loss per Share

Basic and diluted loss per share are calculated in accordance with SFAS No. 128, Earnings per Share ("SFAS No. 128"). All applicable loss per share amounts have been presented in conformity with SFAS No. 128 requirements. During the Second Quarter Fiscal 2007 and the Second Quarter Fiscal 2006, the Company issued 75,532 and no shares, respectively, of Common Stock on the exercise of stock options. During Fiscal 2007 YTD and Fiscal 2006 YTD, the Company issued 75,532 and no shares, respectively, of Common Stock on the exercise of stock options. In the Second Quarter Fiscal 2007 and the Second Quarter Fiscal 2006, potentially dilutive securities were comprised of stock options to purchase 3,851 and 20,832 shares of Common Stock, respectively, that were not included in the calculation of diluted loss per share because their impact was antidilutive. In Fiscal 2007 YTD and Fiscal 2006 YTD, potentially dilutive securities were comprised of stock options to purchase 899 and 23,725 shares of Common Stock, respectively, that were not included in the calculation of diluted loss per share because their impact was antidilutive. In the Second Quarter Fiscal 2007 and Fiscal 2007 YTD and the Second Quarter Fiscal 2006 and Fiscal 2006 YTD, the weighted average effect of 66,200 and 101,811 shares, respectively, for which delivery has been deferred under the Company's Deferred Delivery Plan, was included in the denominator of both basic and diluted loss per share calculations for each respective period. See Note 1 -- Basis of Presentation, Reverse Split of Common Stock and Note 9 - Deferred Share Arrangement.

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

Note 5 - Supplemental Cash Flow Information:

Non-cash Investing Activities:
(table in thousands)

Deferred Share Arrangement                                       Fiscal 2007 YTD
--------------------------                                       ---------------
Deferred share arrangement obligation to participant                 $ (211)
Common stock received and held in trust                                 211
                                                                     ------
                                                                     $   --
                                                                     ======

See Note 9 - Deferred Share Arrangement for a description of the deferred share arrangement transactions in Fiscal 2007.

Note 6 - Inventories:

Inventories consist of the following:
(table in thousands)

                                              December 30,   July 1,
                                                  2006        2006
                                              ------------   -------
         Raw materials, components, and
           work-in-process                      $ 6,202      $ 9,589
         Finished goods                          10,269       18,671
                                                -------      -------
         Total inventories                      $16,471      $28,260
                                                =======      =======

During the Second Quarter Fiscal 2007 and the Second Quarter Fiscal 2006, the Company recorded inventory related pre-tax charges of $0 and approximately $0.1 million, respectively, to reduce the carrying value of certain finished goods and return camera inventories below their cost basis, resulting from price declines, to their estimated net realizable value at December 30, 2006 and December 31, 2005. For the Second Quarter Fiscal 2007 and the Second Quarter Fiscal 2006, the inventory related pre-tax charges had the effect of decreasing inventories by $0 and $0.1 million, respectively, and increasing cost of products sold by $0 and $0.1 million, respectively. For Fiscal 2007 YTD and Fiscal 2006 YTD, the inventory pre-tax charges had the effect of decreasing inventories by $0.3 million and $0.4 million, respectively, and increasing cost of products sold by $0.3 million and $0.4 million, respectively.

Note 7 - Short-Term Borrowings and Financing Facilities:

During the Second Quarter Fiscal 2007, Concord Camera HK Limited ("CCHK"), the Company's Hong Kong subsidiary, (i) reduced the demand financing facilities provided by The Honkkong and Shanghai Banking Corporation ("HSBC") by approximately US$3.0 million, from an aggregate amount of approximately US$8.2 million to approximately US$5.2 million, and the corresponding cash on deposit as security for the facilities by approximately US$3.0 million; and (ii) accepted additional demand financing facilities from each of Dah Sing Bank, Limited ("Dah Sing") and Shanghai Commercial Bank Ltd ("SCB") in an aggregate amount of approximately US$3.4 million. As security for the Dah Sing and SCB financing facilities, among other things, the Company provided a corporate guarantee to Dah Sing in the amount of approximately US$2.3 million and to SCB in the amount of approximately US$1.1 million. The financing facilities are discussed in detail below.

On December 5, 2006, CCHK accepted a proposal from SCB dated June 12, 2006 (the "SCB Agreement") for the provision to CCHK of certain demand banking facilities up to an amount of approximately HKD9,000,000 (approximately, US$1.125 million) (collectively, the "SCB Facilities"). Pursuant to the SCB Agreement, subject to certain terms and conditions set forth in the agreement, CCHK may use (i) up to HKD6,000,000 (approximately US$750,000) of the SCB Facilities for opening letters of credit, import loans for settlement of draw-downs under Letters of Credit, releasing goods under trust receipts, payables financing loans against vendor's invoices and packing loans; and (ii) up to HKD3,000,000 (approximately US$375,000) for negotiating export documents under Letters of Credit in CCHK's favor. The SCB Agreement has no stated expiration date.

The SCB Facilities bear interest at variable rates, as follows: 0.5% per annum over the Hong Kong prime rate on facilities denominated in Hong Kong Dollars; and 0.5% per annum over the U.S. prime rate on facilities denominated in U.S. Dollars.

As security for the SCB Facilities, in addition to the Company's corporate guarantee in the amount of HKD9,000,000 (approximately US$1.125 million), CCHK executed a mortgage in favor of SCB on the Hong Kong office property owned by CCHK.

On December 4, 2006, CCHK accepted a proposal from HSBC to reduce its borrowing capacity by approximately $3.0 million under the import facilities provided by HSBC to CCHK. This reduction decreased CCHK's aggregate borrowing capacity, including a guaranty facility of approximately $0.5 million, to approximately $5.2 million. Upon CCHK's acceptance of the proposal, HSBC released to CCHK approximately $3.0 million of the $8.2 million cash on deposit held by HSBC as security for the HSBC revolving demand financing facilities and outstanding letters of credit, thereby reducing such cash on deposit to approximately $5.2 million. CCHK requested the reduction in borrowing capacity and the corresponding reduction of the cash on deposit held by HSBC after establishing facilities with Dah Sing and SCB.

On October 4, 2006, CCHK accepted a proposal from Dah Sing dated June 19, 2006 (the "Dah Sing Agreement") for the provision to CCHK of certain demand banking facilities up to an amount of approximately $2.3 million (collectively, the "Dah Sing Facilities"). Pursuant to the proposal, CCHK may use the Dah Sing Facilities for opening letters of credit, draft loans, negotiating export letters of credit with a letter of guarantee and/or outward bills loans. Of this credit line, approximately $1.9 million will be available for trust receipts, invoice financing, packing loans and/or advances against receivables. The Dah Sing Agreement expires on June 30, 2007.

The Dah Sing Facilities bear interest at variable rates, as follows: 1.5% per annum over the Hong Kong Interbank Offered Rate on facilities denominated in Hong Kong Dollars; 1.5% per annum over the London Interbank Offered Rate on facilities denominated in U.S. Dollars; and 1.5% per annum over the Singapore Interbank Offered Rate on facilities denominated in any other foreign currency.

As security for the Dah Sing Facilities, in addition to the Company's corporate guarantee in the amount of approximately $2.3 million, CCHK provided to Dah Sing a pledged deposit in the amount of not less than $1.0 million and CCHK had undertaken (A) to maintain a net worth of not less than HKD80.0 million (approximately US$10.0 million), (B) to provide audited financial statements showing a net profit by June 30, 2007, the end of the Company's 2007 fiscal year, and (C) to direct import/export business to Dah Sing of not less than HKD60.0 million (approximately US$7.5 million) per year.

As of December 30, 2006 and July 1, 2006, the Company had $3.1 million and $0, respectively, in short-term borrowings outstanding under the financing facilities described above. The weighted average borrowing rates on the short-term borrowings as of December 30, 2006 and July 1, 2006, were 6.19% and 6.79%, respectively.

Note 8 - Share-Based Compensation Expense:

During the Second Quarter Fiscal 2007 and the Second Quarter Fiscal 2006, the Company recorded approximately $17,000 and $119,000, respectively, of share-based compensation expenses. During Fiscal 2007 YTD and Fiscal 2006 YTD the Company recorded approximately $43,000 and $249,000, respectively, of share-based compensation. The Company considers all of its share-based compensation expense as a component of general and administrative expenses. In addition, no amount of share-based compensation expense was capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The share-based compensation expense recorded in the Second Quarter Fiscal 2007 and the Second Quarter Fiscal 2006 was calculated using the assumptions included in the following table. Expected volatilities are based on the historical volatility of the Company's Common Stock over the period of time commensurate with the expected life of the stock options. The dividend yield is zero percent as the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company uses historical data to estimate option exercise and employee termination information within the valuation model. The expected term of options granted is based upon the observed and expected time to the date of post-vesting exercise and forfeitures of options by the Company's employees. The risk-free interest rate is derived from the average five-year U.S. Treasury constant maturity rate for the appropriate quarter, which approximates the rate in effect at the time of the stock option grant.

                                             Quarter ended       Quarter ended
                                           December 30, 2006   December 31, 2005
                                           -----------------   -----------------
Expected volatility                               64.7%               70.9%
Expected dividend yield                             0%                  0%
Expected term (in years)                            5                   5
Risk-free interest rate                            4.6%                4.4%

A summary of stock option activity under the Company's stock option plans as of December 30, 2006, and changes during the Second Quarter Fiscal 2007 and Fiscal YTD 2007 are presented below:

                                                                                                  Weighted
                                                                                    Weighted      Average
                                                                                    Average       Remaining         Aggregate
                                                                                    Exercise      Contractual       Intrinsic
Total Stock Options                                                    Shares       Price         Term (Years)      Value
---------------------------------                                      -------      --------      ------------      ---------
Outstanding at September 30, 2006                                      314,156       $20.56
Granted                                                                     --           --
Exercised                                                               75,532       $ 4.53
Forfeited or expired                                                   (14,480)      $28.57
                                                                       -------
Outstanding at December 30, 2006                                       224,144       $25.44            3.5            $5,000
                                                                       =======       ======            ===            ======
Exercisable at December 30, 2006                                       198,789       $27.65            3.0            $   --
                                                                       =======       ======            ===            ======

                                                                                                  Weighted
                                                                                    Weighted      Average
                                                                                    Average       Remaining         Aggregate
                                                                                    Exercise      Contractual       Intrinsic
Total Stock Options                                                    Shares       Price         Term (Years)      Value
---------------------------------                                      -------      --------      ------------      ---------
Outstanding at July 1, 2006                                            327,690       $21.06
Granted                                                                  2,000       $ 2.75
Exercised                                                               75,532       $ 4.53
Forfeited or expired                                                   (30,014)      $28.68
                                                                       -------
Outstanding at December 30, 2006                                       224,144       $25.44            3.5            $5,000
                                                                       =======       ======            ===            ======
Exercisable at December 30, 2006                                       198,789       $27.65            3.0            $   --
                                                                       =======       ======            ===            ======

The weighted average grant-date fair value of options granted during the Second Quarter Fiscal 2007 and the Second Quarter Fiscal 2006 was $0 each. The total intrinsic value of options exercised during the Second Quarter Fiscal 2007 and Fiscal 2007 YTD was $2,000. No options were exercised in the Second Quarter Fiscal 2006 and Fiscal 2006 YTD. The intrinsic value of a stock option is the amount by which the current market value of the underlying stock option exceeds the exercise price of the stock option.

A summary of the status of nonvested shares as of December 30, 2006, and changes during the Second Quarter Fiscal 2007 and Fiscal 2007 YTD are presented below:

                                                                    Weighted
                                                                  Average Grant
Nonvested Stock Options                              Shares      Date Fair Value
-------------------------------                      ------      ---------------
Nonvested at September 30, 2006                      29,502          $ 6.81
Granted                                                  --              --
Vested                                               (1,867)         $29.91
Forfeited                                            (2,280)         $ 7.32
                                                     ------          ------
Nonvested at December 30, 2006                       25,355          $ 5.06
                                                     ======          ======

                                                                    Weighted
                                                                  Average Grant
Nonvested Stock Options                              Shares      Date Fair Value
-------------------------------                      ------      ---------------
Nonvested at July 1, 2006                            32,169          $ 7.90
Granted                                               2,000          $ 1.52
Vested                                               (5,334)         $18.99
Forfeited                                            (3,480)         $ 7.96
                                                     ------          ------
Nonvested at  December 30, 2006                      25,355          $ 5.06
                                                     ======          ======

As of December 30, 2006, there was approximately $100,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company's stock option plans. The unrecognized compensation cost is expected to be recognized over a weighted-average vesting period of 2.9 years. The total grant date fair value of stock options vested during the Second Quarter Fiscal 2007 and the Second Quarter Fiscal 2006 was approximately $56,000 and $233,000, respectively. The total grant date fair value of stock options vested during Fiscal 2007 YTD and Fiscal 2006 YTD was approximately $101,000 and $431,000, respectively. See Note 1-- Basis of Presentation, Reverse Split of Common Stock.

Note 9 - Deferred Share Arrangement:

The Company's Deferred Delivery Plan allows designated executive officers to elect, subject to the approval of the Compensation and Stock Option Committee of the Company's Board of Directors, to defer the gains on certain stock option exercises by deferring delivery of the "profit" shares to be received upon exercise.

On August 9, 2006, the Chairman took delivery of the 35,609 shares held in trust upon expiration of the two-year deferral period, reducing the deferred share arrangement balance in stockholders' equity by $211,500. See Note 1 -Basis of Presentation, Reverse Split of Common Stock and Note 5 - Supplemental Cash Flow Information.

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

Effective January 1, 2001, the Company entered into a new twenty-year license agreement with Fuji Photo Film Ltd ("Fuji"). Under the new license agreement, Fuji granted the Company a worldwide non-exclusive license (excluding Japan until January 1, 2005) to use certain of Fuji's patents and patent applications related to single-use cameras. The license extends until the later of the expiration of the last of the licensed Fuji patents or February 26, 2021. In consideration of the license, the Company agreed to pay a license fee and certain royalty payments to Fuji. Accordingly, a significant balance included in "Other assets" in the accompanying condensed consolidated balance sheets as of December 30, 2006 and July 1, 2006, represents an asset associated with the Fuji license. In addition, a significant balance included in "Other liabilities" in the accompanying condensed consolidated balance sheets as of December 30, 2006 and July 1, 2006 represents the present value of future license fee payments to Fuji. The Company amortizes this asset based upon quantities of single-use cameras that are produced using Fuji's patents and patent applications.

On August 26, 2002, the Company entered into two Polaroid licensing agreements. The two license agreements provided it with the exclusive (with the exception of products already released by Polaroid into the distribution chain), worldwide use of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of single-use and 35mm traditional film cameras, including zoom cameras and certain related accessories. The license agreements did not include instant or digital cameras. Each license agreement included an initial term expiring on February 1, 2006, provided the Company the right to renew the license under the same economic terms for an additional three-year period and provided for the payment by the Company of $3.0 million of minimum royalties, or $6.0 million in total, which were fully credited against percentage royalties. On November 28, 2005, the Company exercised its right to renew the single-use camera license agreement with Polaroid for an additional three-year term expiring on February 1, 2009 in accordance with the same economic terms included in the original agreement. Pursuant to the terms of the renewed single-use camera license agreement, in February 2006, the Company paid $2.0 million as a pre-payment of the minimum royalties for the renewal term and recorded this payment as a prepaid asset. The Company amortizes this asset based upon a percentage of net sales of Polaroid branded single-use cameras sold during the renewal term of the single-use camera license agreement. In January 2006, the Company entered into a new license agreement with Polaroid providing it with the exclusive, worldwide use of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of 35mm traditional film cameras, including zoom cameras and certain related accessories and excluding instant cameras. The new 35mm traditional film camera license agreement is for a term of three years expiring on January 31, 2009 and provides for the payment by the Company of $50,000 of minimum royalties on or before October 31, 2006. The Company satisfied its minimum guaranteed royalty payment of $50,000 related to 35mm traditional film cameras prior to October 31, 2006. There are no minimum guaranteed royalty payments under the traditional film license agreement after the first year of the term.

Additionally, the Company has other license and royalty agreements that require the payment of royalties based on the manufacture, reproduction and/or sale of certain products. Total amortization and royalty expense for all licensing and royalty agreements for the Second Quarter Fiscal 2007 and the Second Quarter Fiscal 2006, was $1.4 million and $1.9 million, respectively. Total amortization and royalty expense for all licensing and royalty agreements for Fiscal 2007 YTD and Fiscal 2006 YTD, was $3.6 million and $4.4 million, respectively.

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

Based on the Company's initial assessment of these claims, infringement of one or more patents is probable if the patents are valid. Based upon the licensing discussions to date, the Company preliminarily estimates the potential royalties due to these two claimants for digital camera sales through December 30, 2006 to be between $0 and approximately $6.7 million in the aggregate. The actual royalty amounts, if any, for past and future sales are dependent upon the outcome of the negotiations. The Company has notified certain of its suppliers of its right to be indemnified by the suppliers if it is required to pay royalties or damages to either claimant. The Company is unable to reasonably estimate the amount of the potential loss, if any, within the range of estimates relating to these claims. Accordingly, the Company has not accrued any amounts related to these claims as of December 30, 2006.

Purchase Commitments

At December 30, 2006, the Company had $4.9 million in non-cancelable purchase commitments relating to the procurement of raw materials, components and finished goods inventory from various suppliers. In the aggregate, such commitments are not at prices in excess of current market values and typically do not exceed one year.

Note 11 - Litigation and Settlements:

In July 2002, a class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be holders of the Company's Common Stock. In January 2003, an amended class action complaint (the "Amended Complaint") was filed adding certain of the Company's current and former directors as defendants. On August 27, 2004, the court dismissed the claims against the newly added current and former directors. On September 8, 2005, the court granted the plaintiffs' motion for class certification and certified as plaintiffs all persons who purchased the Common Stock between January 18, 2001 and June 22, 2001, inclusive, and who were allegedly damaged thereby (the period January 18, 2001 through June 22, 2001 hereinafter referred to as the "Class Period"). The allegations remaining in the Amended Complaint are centered around claims that the Company failed to disclose, in periodic reports it filed with the SEC and in press releases it made to the public during the Class Period regarding its operations and financial results, that a large portion of its accounts receivable was represented by a delinquent and uncollectible balance due from then customer, KB Gear Interactive, Inc. ("KB Gear"), and that a material portion of its inventory consisted of customized components that had no alternative usage. The Amended Complaint claimed that such failures artificially inflated the price of the Common Stock. The Amended Complaint sought unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The Company has reached an agreement with the plaintiffs on the settlement of this lawsuit and, on October 13, 2006, a Stipulation of Settlement was filed with the court. On January 26, 2007, the court issued a Final Judgment and Order of Dismissal approving the settlement set forth in the Stipulation of Settlement and dismissing the case with prejudice. See Note 13 -- Subsequent Events.

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

In June 2006, St. Clair Intellectual Properties Consultants, Inc. filed a patent infringement complaint against 22 defendants, including the Company, in the United States District Court for the District of Delaware. The complaint asserted that the defendants conducted activities which infringe U.S. Patent Nos. 5,138,459, 6,094,219, 6,233,010 and 6,323,899. The complaint sought injunctive relief, unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The proceedings in this action against the Company and the other defendants were stayed by the court until further order of the court. It is too early to assess the probability of a favorable or unfavorable outcome or the loss or range of loss, if any, and, therefore, no amounts have been accrued relating to this action. The Company is assessing potential claims of indemnification against certain of its suppliers with respect to this action.

The Company is also involved from time to time in routine legal matters incidental to its business. Based upon available information, the Company believes that the resolution of such matters will not have a material adverse effect on its financial position or results of operations.

Note -- 12 Other Charges:

Cost-Reduction Initiatives

The Company continues to evaluate its cost structure and implement cost-reduction initiatives as appropriate. During Fiscal 2007 YTD, cost-reduction initiatives included, among other things, the elimination of certain employee positions. As a result, during the Second Fiscal Quarter 2007 and Fiscal 2007 YTD, the Company recorded total charges of $0.3 million and $0.7 million, respectively, related to severance costs for the elimination of certain employee positions.

Table III -- Other Charges Liability reconciles the beginning and ending balances of the other charges liability.

(in thousands)

Other Charges Liability

                                                                  Severance          Retention           Leases              Total
                                                                  ---------          ---------           -------            -------
Balance as of July 1, 2006                                         $ 1,175            $     7            $    --            $ 1,182
Charges                                                                706                 --                 26                732
Reversal                                                               (44)                (7)                (1)               (52)
Payments                                                            (1,226)                --                (25)            (1,251)
                                                                   -------            -------            -------            -------
Balance as of December 30, 2006                                    $   611            $    --            $    --            $   611
                                                                   =======            =======            =======            =======

Table IV -- Other Charges presents the related expenses and their classification in the consolidated statements of operations.

(in thousands)

Other Charges                                                    Severance          Retention            Leases               Total
                                                                 ---------          ---------            -------             -------
Second Quarter Fiscal 2007
Cost of products sold                                             $   132            $    --             $    --             $   132
Selling expense                                                        50                 (7)                 --                  43
General and administrative
expense                                                                74                 --                  (1)                 73
                                                                  -------            -------             -------             -------
Total                                                             $   256            $    (7)            $    (1)            $   248
                                                                  =======            =======             =======             =======

Fiscal 2007 YTD
Cost of products sold                                             $   309            $    --             $    --             $   309
Selling expense                                                       279                 (7)                 16                 288
General and administrative
expense                                                                74                 --                   9                  83
                                                                  -------            -------             -------             -------
Total                                                             $   662            $    (7)            $    25             $   680
                                                                  =======            =======             =======             =======

Second Quarter Fiscal 2006
Cost of products sold                                             $    --            $    45             $    --             $    45
Selling expense                                                        --                  8                  --                   8
General and administrative                                             --
expense                                                             1,138                 17                  --               1,155
                                                                  -------            -------             -------             -------
Total                                                             $ 1,138            $    70             $    --             $ 1,208
                                                                  =======            =======             =======             =======

Fiscal 2006 YTD
Cost of products sold                                             $    --            $    96                  --             $    96
Selling expense                                                        --                 14                  --                  14
General and administrative                                             --
expense                                                             1,138                 67                  --               1,205
                                                                  -------            -------             -------             -------
Total                                                             $ 1,138            $   177                  --             $ 1,315
                                                                  =======            =======             =======             =======

As a result of the cost-reduction initiatives implemented in Fiscal 2006 and Fiscal 2007, the Company expects to make cash payments totaling approximately $0.6 million during the remainder of Fiscal 2007 related to severance costs.

Note 13 -- Subsequent Events:

On January 26, 2007, the United States District Court for the Southern District of Florida issued a Final Judgment and Order of Dismissal approving the settlement set forth in the Stipulation of Settlement and dismissing with prejudice the lawsuit based on a class action complaint that was filed against the Company in July 2002. The Company has sought coverage from its insurance carrier for this lawsuit under its directors and officers liability insurance policy. The settlement amount is within the policy limits and has been approved by the Company's insurance carrier.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for Fiscal 2006 filed with the SEC as of September 14, 2006 ("Form 10-K"), including the condensed consolidated financial statements and the notes to such financial statements included elsewhere in this Form 10-Q. Except for historical information contained herein, the matters discussed below are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including, but not limited to, economic, governmental, political, competitive and technological factors affecting the Company's operations, markets, products, prices and other factors discussed elsewhere in this report and other reports filed with the SEC. See Part I Item 1A, "Risk Factors" in our Form 10-K. These factors may cause results to differ materially from the statements made in this report or otherwise made by or on behalf of the Company.

Overview

We market and sell popularly priced, easy-to-use single-use and 35mm traditional film cameras. We design, develop, manufacture and assemble most of our single-use cameras and certain of our 35mm traditional film cameras at our manufacturing facilities in the Peoples Republic of China ("PRC") and outsource the manufacture of certain of our single-use and 35mm traditional film cameras. In fiscal 2006, we significantly de-emphasized the sale of digital cameras and do not expect digital camera sales to be material in fiscal 2007. We sell our private label and brand-name products to our customers worldwide either directly or through third-party distributors.

Executive Summary

Quarter-Over-Quarter Results of Operations

Our operating loss for the second quarter of fiscal 2007 was $(4.1) million as compared to an operating loss of $(5.5) million for the second quarter of fiscal 2006.

The decrease in our quarter-over-quarter operating loss is primarily related to decreases in selling, general and administrative expenses. Quarter-over-quarter selling expenses decreased by $1.9 million due to (i) lower freight and royalty costs in the amounts of $0.7 million and $0.4 million, respectively, as a result of a decrease in quarter-over-quarter net sales; (ii) lower selling-related employee compensation costs in the amount of $0.8 million, net of the current quarter's severance charges, resulting from the elimination of certain positions in connection with our cost-reduction initiatives. Quarter-over-quarter general and administrative ("G&A") expenses decreased by $2.0 million due to a decrease in G&A-related employee compensation costs of $2.0 million as a result of the elimination of certain positions in connection with our cost-reduction initiatives.

Although we experienced decreases in our quarter-over-quarter selling, general and administrative expenses of $3.9 million, our gross profit for the second quarter of fiscal 2007 decreased as compared to the gross profit for our second quarter of fiscal 2006 by $2.5 million. The decrease in the quarter-over-quarter gross profit was primarily due to insufficient net sales and related gross profit and unfavorable manufacturing material, labor and overhead cost variances of $0.5 million resulting from a reduction in net sales of $21.8 million.

Second Quarter Fiscal 2007 Results of Operations

Although we reduced our operating loss by $1.4 million, or 25.5%, for the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006, we recorded an operating loss of $4.1 million during the quarter.

Factors contributing to the second quarter fiscal 2007 operating loss were:

      1.    Manufacturing Material, Labor and Overhead Cost Variances
      2. Insufficient Net Sales and Related Gross Profit to Fully Absorb Non-Manufacturing Overhead Costs
      3.    Professional Fees
      4.    Severance Charges

1. Manufacturing Material, Labor and Overhead Cost Variances

During the second quarter of fiscal 2007, we experienced unfavorable manufacturing material, labor and overhead cost variances of $1.9 million attributable to a change in the anticipated product mix of single-use cameras manufactured during the period.

2. Insufficient Net Sales and Related Gross Profit to Fully Absorb Non-Manufacturing Overhead Costs

During the second quarter of fiscal 2007, we experienced a significant decrease in net sales and related gross profit resulting in insufficient gross profit to fully absorb our non-manufacturing overhead costs. This net sales and related gross profit reduction contributed approximately $1.5 million to the operating loss.

3. Professional Fees

During the second quarter of fiscal 2007, we recorded charges of $0.3 million related to internal control costs incurred in connection with the remediation of certain previously disclosed material weaknesses and legal costs of $0.1 million related to the defense of class action lawsuits.

4. Other Charges

During the second quarter of fiscal 2007, we recorded total charges of $0.3 million for severance costs related to the elimination of certain employee positions in connection with our cost-reduction initiatives.

We continue to take action and review our strategies, including and relating to:
(i) acquisition of new single-use and 35mm traditional film camera customers,
(ii) potential new business initiatives, and (iii) implementation of additional cost reductions related to worldwide overhead costs. There can be no assurances that implementing any such strategies will successfully reverse our losses, increase our revenues, decrease our costs or improve our results of operations.

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

Results of Operations

Quarter Ended December 30, 2006 Compared to the Quarter Ended December 31, 2005

Net Sales

Net sales of our products for the second quarter of fiscal 2007 were $19.3 million, a decrease of $21.8 million, or 53.0%, as compared to net sales for the second quarter of fiscal 2006. The decrease in net sales was due primarily to a reduction in sales of digital cameras attributable to our decision to de-emphasize sales of digital cameras and to a lesser extent, a reduction in sales of single-use and 35mm traditional film cameras.

Net sales from our operations in the Americas for the second quarter of fiscal 2007 were $13.9 million, a decrease of $10.3 million, or 42.6%, as compared to the second quarter of fiscal 2006. The decrease in net sales in the Americas was due primarily to a decrease in sales of single-use and 35mm traditional film cameras and to a lesser extent, digital cameras.

Net sales from our operations in Europe for the second quarter of fiscal 2007 were $4.2 million, a decrease of $12.6 million, or 75.0%, as compared to the second quarter of fiscal 2006. The decrease in net sales in Europe was due primarily to a reduction in sales of digital cameras attributable to our decision to de-emphasize digital camera sales.

Net sales from our operations in Asia for the second quarter of fiscal 2007 and the second quarter of fiscal 2006 were $1.3 million and $0.1 million, respectively. The increase in net sales in Asia was due primarily to increased sales of single-use cameras in Japan in the second quarter of fiscal 2007.

Gross Profit

Gross profit for the second quarter of fiscal 2007 was $1.5 million, or 7.8% of net sales, versus gross profit of $4.0 million, or 9.7% of net sales, in the second quarter of fiscal 2006. During the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006, gross profit, in dollars and as a percentage of net sales, was negatively affected by unfavorable manufacturing material, labor and overhead cost variances and a reduction in net sales of single-use and 35mm traditional film cameras.

Product engineering, design and development costs for the second quarter of fiscal 2007 and the second quarter of fiscal 2006, in dollars and as a percentage of net sales, were $0.6 million, or 3.1%, and $1.0 million, or 2.4%, respectively.

Operating Expenses

Selling expenses for the second quarter of fiscal 2007 were $2.1 million, or 10.9% of net sales, compared to $4.0 million, or 9.7% of net sales, for the second quarter of fiscal 2006. The decrease in selling expenses was due to a reduction of freight and royalty costs in the amounts of $0.7 million and $0.4 million, respectively, as a result of a decrease in quarter-over-quarter net sales. In addition, selling-related employee compensation costs decreased by $0.8 million, net of the second quarter's severance charges of $0.1 million, resulting from the elimination of certain positions in connection with our cost-reduction initiatives.

G&A expenses for the second quarter of fiscal 2007 were $3.5 million, or 18.1% of net sales, compared to $5.5 million, or 13.4% of net sales, for the second quarter of fiscal 2006. The decrease in G&A expenses was due to a reduction in G&A-related employee compensation costs of $2.0 million as a result of the elimination of certain positions in connection with our cost-reduction initiatives.

Stock-Based Compensation

During the second quarter of fiscal 2007 and the second quarter of fiscal 2006, we recorded approximately $16,000 and $119,000, respectively, of share-based compensation expenses. We consider all of our share-based compensation expense as a component of general and administrative expenses. In addition, no amount of share-based compensation expense was capitalized as part of capital expenditures or inventory for the periods presented. For further discussion, see Note 8 - Stock-Based Compensation in the Notes to Condensed Consolidated Financial Statements.

Interest Expense

Interest expense was approximately $0.1 million for each of the second quarter of fiscal 2007 and the second quarter of fiscal 2006.

Other (Income) Expense, Net

Other (income) expense, net was $(0.7) million and $44,000 for the second quarter of fiscal 2007 and the second quarter of fiscal 2006, respectively. The quarter-over-quarter increase in income was primarily due to an increase in investment income resulting from an increase in the average amount of funds invested during the respective quarters and to a lesser extent a tax refund recovery in Europe of $0.3 million. For further discussion, see Note 3 - Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements.

Income Taxes

In the second quarter of fiscal 2007 and the fourth quarter of fiscal 2006, based upon all of the available evidence, management determined that it was not more likely than not that its deferred income tax assets will be fully realized. Accordingly, we recorded a valuation allowance for the entire balance of our deferred income tax assets as of December 30, 2006 and July 1, 2006. During the second quarter of fiscal 2007 and the second quarter of fiscal 2006, we recorded provisions for income taxes of $18,000 and $138,000, respectively. The second quarter of fiscal 2007 and the second quarter of fiscal 2006 income tax provisions related to income tax liabilities incurred by certain of our foreign subsidiaries. These foreign subsidiaries do not have net operating losses to offset such income tax liabilities. For further discussion, see Note 3 -- Summary of Significant Accounting Policies -- Income Taxes in the Notes to Condensed Consolidated Financial Statements.

Net Loss

We incurred a net loss of $(3.5) million, or $(0.61) per basic and diluted common share, for the second quarter of fiscal 2007, as compared to a net loss of $(5.8) million, or $(0.99) per basic and diluted common share, for the second quarter of fiscal 2006.

Results of Operations

Fiscal 2007 YTD Compared to Fiscal 2006 YTD

Net Sales

Net sales of our products for the six months ended December 30, 2006, ("fiscal 2007 YTD"), were $48.2 million, a decrease of $37.5 million, or 43.8%, as compared to net sales for the six months ended December 31, 2005, ("fiscal 2006 YTD"). The decrease in net sales was due primarily to a reduction in sales of digital cameras attributable to our decision to de-emphasize digital camera sales and to a lesser extent, a reduction in sales of 35mm traditional film cameras and single-use cameras.

Net sales from our operations in the Americas for fiscal 2007 YTD were $37.8 million, a decrease of $10.7 million, or 22.1%, as compared to fiscal 2006 YTD. The decrease in net sales in the Americas was due primarily to a reduction in sales of 35mm traditional film and digital cameras and to lesser extent, single-use cameras.

Net sales from our operations in Europe for fiscal 2007 YTD were $9.0 million, a decrease of $27.8 million, or 75.5%, as compared to fiscal 2006 YTD. The decrease in net sales in Europe was due primarily to a reduction in sales of digital cameras attributable to our decision to de-emphasize digital camera sales.

Net sales from our operations in Asia for fiscal 2007 YTD and fiscal 2006 YTD were $1.4 million and $0.4 million, respectively. The increase in net sales in Asia was due primarily to an increase in sales of single-use cameras in Japan.

Gross Profit

Gross profit for fiscal 2007 YTD was $6.0 million, or 12.5% of net sales, versus gross profit of $8.2 million, or 9.6% of net sales, in fiscal 2006 YTD. During fiscal 2007 YTD as compared to fiscal 2006 YTD, gross profit, in dollars and as a percentage of net sales, was positively affected by a reduction in negative gross profit related to digital camera sales and negatively affected by unfavorable manufacturing material, labor and overhead cost variances and a decrease in net sales of single-use and 35mm traditional film cameras.

Product engineering, design and development costs for fiscal 2007 YTD and fiscal 2006 YTD, in dollars and as a percentage of net sales, were $1.4 million, or 2.9%, and $2.1 million, or 2.5%, respectively.

Operating Expenses

Selling expenses for fiscal 2007 YTD were $4.9 million, or 10.2% of net sales, compared to $7.6 million, or 8.9% of net sales, for fiscal 2006 YTD. The decrease was primarily due to a reduction in freight and royalty costs in the amounts of $1.1 million and $0.5 million, respectively, as a result of a decrease in year-to-date over year-to-date net sales. In addition, selling-related employee compensation costs decreased by $1.0 million, net of the current year-to-date severance charges of $0.3 million, resulting from the elimination of certain positions in connection with our cost-reduction initiatives.

G&A expenses for fiscal 2007 YTD were $7.2 million, or 14.9% of net sales, compared to $11.8 million, or 13.8% of net sales, for fiscal 2006 YTD. The decrease was primarily due to a reduction in employee compensation costs of $2.9 million, net of the current year-to-date severance charges of $0.1 million, resulting from the elimination of certain positions in connection with our cost-reduction initiatives. In addition, professional fees incurred in connection with internal control remediation efforts decreased by $1.6 million.

Stock-Based Compensation

During fiscal 2007 YTD and fiscal 2006 YTD, we recorded approximately $43,000 and $249,000, respectively, of share-based compensation expenses. We consider all of our share-based compensation expense as a component of general and administrative expenses. In addition, no amount of share-based compensation expense was capitalized as part of capital expenditures or inventory for the periods presented. For further discussion, see Note 8 - Stock-Based Compensation in the Notes to Condensed Consolidated Financial Statements.

Interest Expense

Interest expense was approximately $0.2 million for each of fiscal 2007 YTD and fiscal 2006 YTD.

Other Income, Net

Other income, net was $1.2 million and $0.1 for fiscal 2007 YTD and fiscal 2006 YTD, respectively. The year-to-date over year-to-date increase in other income was primarily due to a reduction in foreign exchange losses, an increase in investment income resulting from an increase in the average amount of funds invested during the respective quarters and to a lesser extent a tax refund recovery in Europe. For further discussion, see Note 3 - Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements.

Income Taxes

In fiscal 2007 YTD and the fourth quarter of fiscal 2006, based upon all of the available evidence, management determined that it was not more likely than not that its deferred income tax assets will be fully realized. Accordingly, we recorded a valuation allowance for the entire balance of our deferred income tax assets as of December 30, 2006 and July 1, 2006. During fiscal 2007 YTD and fiscal 2006 YTD, we recorded provisions for income taxes of $35,000 and $189,000, respectively. The fiscal 2007 YTD and fiscal 2006 YTD income tax provisions related to income tax liabilities incurred by certain of our foreign subsidiaries. These foreign subsidiaries do not have net operating losses to offset such income tax liabilities. For further discussion, see Note 3 -- Summary of Significant Accounting Policies -- Income Taxes in the Notes to Condensed Consolidated Financial Statements.

Net Loss

We incurred a net loss of $(5.2) million, or $(0.89) per basic and diluted common share, for fiscal 2007 YTD, as compared to a net loss of $(11.5) million, or $(1.98) per basic and diluted common share, for fiscal 2006 YTD.

Cost-Reduction Initiatives

We continue to evaluate our cost structure and implement cost-reduction initiatives as appropriate. During fiscal 2007 YTD and fiscal 2006 YTD, cost-reduction initiatives included, among other things, the elimination of certain employee positions. As a result, during fiscal 2007 YTD and fiscal 2006 YTD, we recorded total charges of $0.7 million and $1.1 million, respectively, for severance costs related to the elimination of certain employee positions. For further discussion, see Note 12 -- Other Charges in the Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

We are not aware of factors that are reasonably likely to adversely affect liquidity trends, other than those factors summarized under the caption "Risk Factors" in our Form 10-K. We are not engaged in hedging activities and had no forward exchange contracts outstanding at December 30, 2006. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with accounting principles generally accepted in the United States and are more fully discussed below.

We believe that our cash and cash equivalents, short-term investments, anticipated cash flow from operations, and amounts available under our financing facilities provide sufficient liquidity and capital resources for our anticipated working capital and capital expenditure requirements for at least the next twelve months.

Although we currently anticipate that we have, or have access to, an amount of working capital that will be sufficient to fund our operations for the next twelve months, our cash requirements during this period may exceed the amount of working capital available to us. Our ability to fund our operating requirements and maintain an adequate level of working capital will depend primarily on our ability to generate growth in sales of our single-use and 35mm traditional film cameras and new products, on our ability to continue to access our financing facilities and on our ability to control operating expenses. Our failure to generate substantial growth in the sales of our single-use and 35mm traditional film cameras and new products, control operating expenses and other events - including the progress of our new product initiatives, our ability to manufacture or have manufactured products at an economically feasible cost and in sufficient quantities and changes in economic or competitive conditions or our planned business - could cause us to require additional capital. In the event that we must raise additional capital to fund our working capital needs, we may seek to raise such capital through borrowings and/or the issuance of debt securities or equity securities. To the extent we raise additional capital by issuing equity securities or obtaining borrowings convertible into equity, existing shareholders may experience ownership dilution and future investors may be granted rights superior to those of existing shareholders. Moreover, additional capital may not be available to us on acceptable terms, or at all.

Working Capital - At December 30, 2006, we had working capital of $43.8 million, compared to $46.8 million at July 1, 2006, a decrease of $3.0 million.

Cash Provided by Operating Activities - Cash provided by operating activities during fiscal 2007 YTD was $0.3 million, which compared unfavorably to cash provided by operating activities of $2.1 million during fiscal 2006 YTD. The cash provided by operating activities is primarily attributable to a reduction in net loss offset by a net decrease in working capital items.

Cash (Used in) Provided by Investing Activities - Cash used in investing activities was $(6.5) million for fiscal 2007 YTD as compared to cash provided by investing activities of $32.3 million for fiscal 2006 YTD. The increase in cash used in investing activities was primarily due to an $8.6 million increase in net purchases of available-for-sale investments partially offset by a $2.1 million decrease in restricted cash related to a reduction in our borrowing capacity under the HSBC financing facilities. See Note 7--Short-Term Borrowings and Financing Facilities in the Notes to Condensed Consolidated Financial Statements.

Cash Provided by Financing Activities - Cash provided by financing activities during fiscal 2007 YTD and fiscal 2006 YTD was approximately $3.5 million and $0.9 million, respectively. This activity relates to net short-term borrowings made under our financing facilities. See Note 7 - Short-Term Borrowings and Financing Facilities in the Notes to Condensed Consolidated Financial Statements.

Operating Leases - We enter into operating leases in the ordinary course of business (e.g., warehouse facilities, office space and equipment). The effects of outstanding leases are not material to us in terms of either annual cash flow or in total future minimum payments.

Purchase Commitments - See Note 10 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

Other Contractual Obligations - We do not have any material financial guarantees or other contractual commitments that are reasonably likely to have an adverse effect on liquidity. See Note 7 - Short-term Borrowings and Financing Facilities in the Notes to Consolidated Condensed Financial Statements. For additional information about the corporate guarantees we provided in connection with our financing facilities. See also Note 10 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

License Agreements - See Note 10 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

Intellectual Property Claims - See Note 10 - Commitments and Contingencies and
Note 11 - Litigation and Settlements in the Notes to Condensed Consolidated Financial Statements.

Hong Kong Financing Facilities - As of December 30, 2006, we had $1.4 million in letters of credit outstanding, which were issued primarily to certain suppliers to guarantee payment of our purchase orders with such suppliers. The letters of credit are issued under our import facilities that have been granted to CCHK. See Note 7 - Short-Term Borrowings and Financing Facilities in the Notes to Condensed Consolidated Financial Statements.

Forward-Looking Information: Certain Cautionary Statements

The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as: "estimates," "projects," "anticipates," "expects," "intends," "believes," "plans," "forecasts" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors. For a discussion of some of the factors that could cause actual results to differ, see the discussion under "Risk Factors" in our Form 10-K and subsequently filed reports. We wish to caution the reader that these forward-looking statements, including, without limitation, statements regarding expected cost reductions, anticipated or expected results of the implementation of our restructuring initiatives, cost-reduction initiatives, and possible new business initiatives, anticipated financial benefits of de-emphasizing the sale of digital cameras, eliminating our reliance on internally designed and manufactured digital cameras and increasing the design, co-development and purchase of digital cameras from outsourced manufacturers and increasing our emphasis on the sale of single-use and 35mm traditional film cameras, the viability of marketing and selling cameras and competing in the camera market, the cost structure requirements needed to maintain a presence in the camera market and to market and sell cameras, the development of our business, anticipated revenues or capital expenditures, our preliminary estimates of the potential range of royalties we may have to pay to two entities for alleged infringement, our expectation of increases in sales to certain customers, our ability to maintain or improve gross profit on the sale of our products, projected profits or losses and other statements contained in this report regarding matters that are not historical facts, are only estimates or predictions. No assurance can be given that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. In particular, our expected results could be adversely affected by, among other things, production difficulties or economic conditions negatively affecting the market for our products, by our inability to develop and maintain relationships on favorable terms with component and material suppliers and contract manufacturers or by our inability to negotiate favorable terms with our licensors. Obtaining the results expected from the introduction of any new products or product lines may require timely completion of development, successful ramp-up of full-scale production on a timely basis and customer and consumer acceptance of those products. In addition, future relationships or agreements may require an ability to meet high quality and performance standards, to successfully implement production at greatly increased volumes and to sustain production at greatly increased volumes, as to all of which there can be no assurance. There also can be no assurance that products and new business initiatives under consideration or development will be successfully developed or that once developed such products and initiatives will be commercially successful. Any forward-looking statements contained in this report represent our estimates only as of the date of this report, or as of such earlier dates as are indicated herein, and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the disclosures set forth in Part II,
Item 7A in our Form 10-K during this reporting period.

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

Our management has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our chief executive officer and principal financial officer concluded that as of December 30, 2006, our disclosure controls and procedures were not effective as a result of the continued existence of three material weaknesses in internal control over financial reporting described in our Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

Although management is continuing to take corrective actions to remediate the remaining three material weaknesses disclosed in our Form 10-K, these material weaknesses were not remediated as of December 30, 2006. As a result, there were no changes in our internal control over financial reporting in connection with the evaluations referred to above that occurred during the second quarter of fiscal 2007 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Our management is dedicated to improving our internal control over financial reporting and intends to continue monitoring and upgrading our internal controls as necessary and appropriate for our business.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Part I, Item 1, Financial Statements, Note 11 - Litigation and Settlements in the Notes to Condensed Consolidated Financial Statements.

Item 1A. RISK FACTORS

There have been no material changes in the risk factors set forth in Part 1,
Item 1A, "Risk Factors" in our Form 10-K for the fiscal year ended July 1, 2006.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders on December 14, 2006, to re-elect four directors to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified and to ratify the appointment of BDO Seidman, LLP as our independent registered public accounting firm for fiscal 2007.

The names of the nominees whose terms expired at our 2006 annual meeting of shareholders and who were re-elected to serve as directors until the next annual meeting of shareholders are as follows:

Nominee                                                  For       Withheld Vote
-------                                                  ---       -------------
Ira B. Lampert                                        22,836,140     3,096,599
Ronald S. Cooper                                      23,900,637     2,032,102
Morris H. Gindi                                       22,551,572     3,381,167
William J. O'Neill, Jr.                               23,909,312     2,023,427

The shareholders ratified the appointment of BDO Seidman, LLP as our independent registered public accounting firm for fiscal 2007 by the following vote:
24,461,393 votes "for"; 937,595 votes "against"; and 533,751 abstentions.

Item 5. OTHER INFORMATION

(b) There have been no material changes in the procedures by which our security holders may recommend nominees to our board of directors during this reporting period.

Item 6. EXHIBITS

No.                Description                           Method of Filing

3.1       Certificate of Incorporation,           Incorporated by reference to
          as amended through May 9, 2000          the Company's annual report on
                                                  Form 10-K for the year ended
                                                  July 1, 2000.

3.2       Restated By-Laws, as amended            Incorporated by reference to
          through July 12, 2004                   the Company's annual report on
                                                  Form 10-K for the year ended
                                                  July 3, 2004.

3.3       Certificate of Amendment (No.           Incorporated by reference to
          7) of Certificate of                    the Company's current report
          Incorporation, dated November           on Form 8-K filed November 7,
          2, 2006                                 2006.

3.4       Certificate of Correction of            Incorporated by reference to
          Certificate of Amendment (No.           the Company's current report
          7) to Certificate of                    on Form 8-K filed November 7,
          Incorporation, dated November           2006.
          3, 2006

10.1      Letter agreement between HSBC           Incorporated by reference to
          and CCHK, dated July 11, 2006,          the Company's current report
          relating to the renewal of              on Form 8-K filed August 7,
          certain financing facilities            2006.
          provided to CCHK and the
          conditions thereof

10.2      Letter agreement between HSBC           Filed herewith.
          and CCHK, dated October 18,
          2006, relating to the
          reduction of the financing
          facilities provided to CCHK
          and the conditions thereof

10.3      Special Permitted Business              Incorporated by reference to
          License No. 06999 issued to             the Company's current report
          Concord Camera Heng Gang                on Form 8-K filed September
          Electronic Factory (listed as           21, 2006.
          "Concord Camera H.G. Limited"
          on the license), Longgang,
          Shenzhen, on September 15,
          2006 by Commerce and Industry
          Management Bureau, Shenzhen,
          valid from October 28, 1991 to
          October 26, 2016 (English
          translation)

10.4      Agreement for Contract                  Incorporated by reference to
          Processing among Shenzhen               the Company's current report
          Henggang Investment Co. Ltd.,           on Form 8-K filed September
          Shenzhen Longgang Xietiao               21, 2006.
          Electronics Factory and
          Concord Camera HK Limited
          dated July 11, 2006 (English
          translation)

10.5      Letter agreement between Dah            Filed herewith.
          Sing Bank Limited and CCHK,
          dated June 19, 2006, relating
          to certain financing
          facilities provided to CCHK
          and the conditions thereof

10.6      Letter agreement between                Filed herewith.
          Shanghai Commercial Bank Ltd.
          and CCHK, dated June 12, 2006,
          relating to certain financing
          facilities provided to CCHK
          and the conditions thereof

10.7      Amendment No. 6 to Terms of             Incorporated by reference to
          Employment of Gerald J. Angeli          the Company's current report
          with the Company, effective as          on Form 8-K filed January 9,
          of January 1, 2007                      2007.

10.8      Amendment No. 5 to Terms of             Incorporated by reference to
          Employment of Urs W. Stampfli           the Company's current report
          with the Company, effective as          on Form 8-K filed January 9,
          of January 1, 2007                      2007.

31.1      Certification of Chief                  Filed herewith.
          Executive Officer pursuant to
          Rule 13a-14(a)/15d-14(a)

31.2      Certification of Principal              Filed herewith.
          Financial Officer pursuant to
          Rule 13a-14(a)/15d-14(a)

32.1      Certification of Chief                  Filed herewith.
          Executive Officer pursuant to
          18 U.S.C. ss.1350

32.2      Certification of Principal              Filed herewith.
          Financial Officer pursuant to
          18 U.S.C. ss.1350

                                S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CONCORD CAMERA  CORP.
                                                 (Registrant)

DATE: February 8, 2007              By: /s/ Blaine A. Robinson
                                        ----------------------------------------
                                                  (Signature)
                                        Blaine A. Robinson,
                                        Vice President -- Finance, Treasurer and
                                        Assistant Secretary
                                        (Principal Financial and Accounting
                                        Officer)