Form 10-Q
period 2007-03-31
CONCORD CAMERA CORP
filed 2007-05-10
CIK 831861

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

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

      Yes |X|        No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|   Accelerated filer |_|    Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      Yes |_|        No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, no par value - 5,847,408 shares as of May 1, 2007

                                      Index

                      Concord Camera Corp. and Subsidiaries

Part I.  FINANCIAL INFORMATION                                          Page No.
                                                                        --------
Item 1.  Financial Statements (Unaudited)

           Condensed consolidated balance sheets as of
             March 31, 2007 (Unaudited) and July 1, 2006.....................  3

           Condensed consolidated statements of operations
             (Unaudited) for the quarter and nine months ended
             March 31, 2007 and April 1, 2006................................  4

           Condensed consolidated statements of cash flows
             (Unaudited) for the nine months ended
             March 31, 2007 and April 1, 2006................................  5

           Notes to condensed consolidated financial
             statements (Unaudited)..........................................  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......... 26

Item 4.  Controls and Procedures............................................. 26

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 27

Item 1A. Risk Factors........................................................ 27

Item 5.  Other Information................................................... 28

Item 6.  Exhibits............................................................ 28

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

                                                                                                   March 31, 2007         July 1,
                                                                                                     (Unaudited)           2006
                                                                                                   --------------       -----------
Assets
Current Assets:
     Cash and cash equivalents                                                                         $  9,027          $  6,795
     Restricted cash                                                                                      6,200             8,264
     Short-term investments                                                                              22,675            23,550
     Accounts receivable, net                                                                             7,791            16,648
     Inventories                                                                                         13,846            28,260
     Prepaid expenses and other current assets                                                            2,115             3,277
                                                                                                       --------          --------
                           Total current assets                                                          61,654            86,794
Property, plant and equipment, net                                                                       11,406            13,778
Other assets                                                                                              3,558             4,170
                                                                                                       --------          --------
                           Total assets                                                                $ 76,618          $104,742
                                                                                                       ========          ========

Liabilities and Stockholders' Equity
Current Liabilities:
     Short-term borrowings under financing facilities                                                  $  2,166          $     --
     Accounts payable                                                                                     7,338            23,366
     Accrued expenses                                                                                     9,587            14,711
     Other current liabilities                                                                            1,299             1,874
                                                                                                       --------          --------
                           Total current liabilities                                                     20,390            39,951
Other long-term liabilities                                                                               1,415             1,824
                                                                                                       --------          --------
                           Total liabilities                                                             21,805            41,775
Commitments and contingencies

Stockholders' equity:
     Blank check preferred stock, no par value,
         1,000 shares authorized, none issued                                                                --                --
     Common stock, no par value, 20,000 shares
         authorized; 6,261 and 6,185 shares issued
         as of March 31, 2007 and July 1, 2006, respectively                                            143,860           143,518
     Additional paid-in capital                                                                           5,181             5,128
     Deferred share arrangement                                                                             413               624
     Accumulated deficit                                                                                (89,235)          (80,686)
                                                                                                       --------          --------
                                                                                                         60,219            68,584
     Less: treasury stock, at cost, 347
         shares as of March 31, 2007 and July 1, 2006                                                    (4,993)           (4,993)
     Less: common stock held in trust, 66 and 102
         shares as of March 31, 2007 and July 1, 2006                                                      (413)             (624)
                                                                                                       --------          --------
                           Total stockholders' equity                                                    54,813            62,967
                                                                                                       --------          --------
                           Total liabilities and stockholders' equity                                  $ 76,618          $104,742
                                                                                                       ========          ========

See accompanying notes to condensed consolidated financial statements.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

                                                                For the quarter ended                  For the nine months ended
                                                           ------------------------------            -------------------------------
                                                            March 31,            April 1,            March 31,             April 1,
                                                              2007                 2006                 2007                 2006
                                                           ---------            ---------            ---------            ---------
Net sales                                                  $  16,375            $  18,870            $  64,537            $ 104,565
Cost of products sold                                         15,242               17,073               57,400               94,618
                                                           ---------            ---------            ---------            ---------
Gross profit                                                   1,133                1,797                7,137                9,947
Selling expenses                                               1,862                2,641                6,804               10,194
General and administrative
    expenses                                                   2,984                4,171               10,198               15,972
                                                           ---------            ---------            ---------            ---------
Operating loss                                                (3,713)              (5,015)              (9,865)             (16,219)
Interest expense                                                  85                  106                  249                  314
Other income, net                                               (436)                (422)              (1,599)                (483)
                                                           ---------            ---------            ---------            ---------
Loss before                                                   (3,362)              (4,699)              (8,515)             (16,050)
    income taxes
Provision (benefit) for
    income taxes                                                  (1)                  40                   34                  228
                                                           ---------            ---------            ---------            ---------
Net loss                                                   $  (3,361)           $  (4,739)           $  (8,549)           $ (16,278)
                                                           =========            =========            =========            =========
Basic and diluted loss per
    common share                                           $   (0.57)           $   (0.81)           $   (1.46)           $   (2.79)
                                                           =========            =========            =========            =========

Weighted average
    common shares
    outstanding - basic and
    diluted                                                    5,914                5,838                5,866                5,838
                                                           =========            =========            =========            =========

See accompanying notes to condensed consolidated financial statements.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

                                                                                                       For the nine months ended
                                                                                                    --------------------------------
                                                                                                    March 31, 2007     April 1, 2006
                                                                                                    --------------     -------------
Cash flows from operating activities:
Net loss                                                                                               $ (8,549)         $(16,278)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
     Depreciation and amortization                                                                        3,102             3,663
     Inventory charges                                                                                      347               523
     Restructuring reserve                                                                                   --              (110)
     Gain on disposal of property, plant and equipment                                                      (74)               --
     Stock-based compensation                                                                                53               332
     Changes in operating assets and liabilities:
         Accounts receivable, net                                                                         8,857            20,369
         Inventories                                                                                     14,067             9,766
         Prepaid expenses and other current assets                                                          882             7,767
         Other assets                                                                                       266               380
         Accounts payable                                                                               (16,028)          (16,638)
         Accrued expenses                                                                                (5,124)             (771)
         Other current liabilities                                                                         (575)           (9,598)
         Other long-term liabilities                                                                       (409)           (1,591)
                                                                                                       --------          --------
     Net cash used in operating activities                                                               (3,185)           (2,186)
                                                                                                       --------          --------
Cash flows from investing activities:
     Restricted cash                                                                                      2,064            (8,199)
      Purchases of property, plant and equipment                                                           (518)           (1,928)
     Proceeds from the sale of property, plant and equipment                                                488                --
     Proceeds from sales of available-for-sale investments                                               64,075            34,800
     Purchases of available-for-sale investments                                                        (63,200)          (24,050)
                                                                                                       --------          --------
     Net cash provided by investing activities                                                            2,909               623
                                                                                                       --------          --------
Cash flows from financing activities:
     Borrowings (repayments) under short-term financing facilities, net                                   2,166            (1,372)
     Net proceeds from issuance of common stock                                                             342                --
                                                                                                       --------          --------
     Net cash provided by (used in) financing activities                                                  2,508            (1,372)
                                                                                                       --------          --------
     Net increase (decrease) in cash and cash equivalents                                                 2,232            (2,935)
Cash and cash equivalents at beginning of period                                                          6,795             8,016
                                                                                                       --------          --------
Cash and cash equivalents at end of period                                                             $  9,027          $  5,081
                                                                                                       ========          ========

See accompanying notes to condensed consolidated financial statements.

                      CONCORD CAMERA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2007
                                   (Unaudited)

Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2007 ("Third Quarter Fiscal 2007") and the nine months ended March 31, 2007 ("Fiscal 2007 YTD") are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007 ("Fiscal 2007"). For comparative purposes, the quarter ended April 1, 2006 has been defined as the ("Third Quarter Fiscal 2006") and the nine months ended April 1, 2006 have been defined as ("Fiscal 2006 YTD"). The balance sheet at July 1, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Concord Camera Corp., a New Jersey corporation, and its consolidated subsidiaries (collectively referred to as the "Company") manage their business on the basis of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") as of September 14, 2006 for the fiscal year ended July 1, 2006 ("Fiscal 2006").

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

Note 2 - Significant Customers:

During the Third Quarter Fiscal 2007, the Company's sales to Walgreen Co. ("Walgreens") increased and sales to Wal-Mart Stores, Inc. ("Wal-Mart") decreased as compared to the Third Quarter Fiscal 2006. During Fiscal 2007 YTD, the Company's sales to Walgreens and Wal-Mart decreased as compared to Fiscal 2006 YTD. The Third Quarter Fiscal 2007 increase in sales to Walgreens was attributable to increased sales of single-use and 35mm traditional film cameras. The Third Quarter Fiscal 2007 decrease in sales to Wal-Mart was attributable to decreased sales of single-use cameras resulting from overstocked inventory levels. The Fiscal 2007 YTD decrease in sales to Walgreens was due to a decrease in sales of single-use and 35mm traditional film cameras. The Fiscal 2007 YTD decrease in sales to Wal-Mart was primarily due to decreased sales of 35mm traditional film and digital cameras partially offset by an increase in single-use cameras. The loss of either of these significant customers or substantially reduced sales to these significant customers or any other large customer could have a material adverse effect on the Company's results of operations.

The following table illustrates each significant customer's net sales as a percentage of consolidated net sales during the Third Quarter Fiscal 2007, Third Quarter Fiscal 2006, Fiscal 2007 YTD and Fiscal 2006 YTD.

                                                                               Percent of Net Sales
                                                                               --------------------
                                                          For the quarter ended                   For the nine months ended
                                                    ----------------------------------       -----------------------------------
                                                    March 31, 2007       April 1, 2006       March 31, 2007        April 1, 2006
                                                    --------------       -------------       --------------        -------------
Wal-Mart                                                   31.2%                38.1%                35.5%                24.0%
Walgreens                                                  21.8%                13.3%                25.9%                19.6%
                                                      ---------            ---------            ---------            ---------
Total                                                      53.0%                51.4%                61.4%                43.6%
                                                      =========            =========            =========            =========

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

Foreign Currency Transactions

The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, Euro, British Pound Sterling, PRC Renminbi, Hong Kong Dollar and Japanese Yen. Although certain net sales to customers and purchases of certain components and services are transacted in local currencies, each of the Company's foreign subsidiaries purchases substantially all of its finished goods inventories in U.S. Dollars. Accordingly, the Company has determined that the U.S. Dollar is the functional currency for all of its subsidiaries. The accounting records for subsidiaries that are maintained in a local currency are remeasured into the U.S. Dollar. Accordingly, most non-monetary balance sheet items and related statement of operations accounts are remeasured from the applicable local currency to the U.S. Dollar using average historical exchange rates, producing substantially the same result as if the entity's accounting records had been maintained in the U.S. Dollar. Adjustments resulting from the remeasurement process are recorded into earnings. Gains or losses resulting from foreign currency transactions and remeasurement are included in "Other expense (income), net" in the accompanying condensed consolidated statements of operations. For the Third Quarter Fiscal 2007 and the Third Quarter Fiscal 2006, included in "Other expense (income), net" in the accompanying condensed consolidated statements of operations are approximately $34,000 and $(62,000), respectively, of net foreign currency losses (gains). For Fiscal 2007 YTD and Fiscal 2006 YTD, included in "Other expense (income), net" in the accompanying condensed consolidated statements of operations, are $0.1 million and approximately $0.5 million, respectively, of net foreign currency losses.

Hedging Activities

During the Third Quarter Fiscal 2007 and the Third Quarter Fiscal 2006, the Company had no forward exchange contracts or other derivatives outstanding and did not participate in any other type of hedging activities.

Restricted Cash

As of March 31, 2007 and July 1, 2006, the Company had cash deposits pledged as security in the amount of approximately $6.2 million and $8.3 million, respectively, for letters of credits and borrowings under its revolving demand financing facilities. The restricted cash amount is classified as a current asset in the condensed consolidated balance sheets since the borrowings it secures are classified as a current liability. See Note 7 - Short-Term Borrowings and Financing Facilities.

Investments

At March 31, 2007 and July 1, 2006, the Company's "Short-term investments," as classified in the accompanying condensed consolidated balance sheets, consisted of auction rate debt securities and were considered available-for-sale securities. During the Third Quarter Fiscal 2007 and the Third Quarter Fiscal 2006, no other comprehensive income or loss was recorded because the variable interest rate feature and short maturities of the auction rate debt securities caused their carrying values to approximate market value. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss) reported in the stockholders' equity section unless the loss is other than temporary, then it would be recorded as an expense. Realized gains and losses, interest and dividends are classified as investment income in "Other expense (income), net" in the accompanying condensed consolidated statements of operations. Investment income of $0.5 million and $0.4 million related to the short-term investments is included in "Other expense (income), net" for the Third Quarter Fiscal 2007 and the Third Quarter Fiscal 2006, respectively. Investment income of $1.4 million and $1.1 million related to the short-term investments is included in "Other expense (income), net" for Fiscal 2007 YTD and Fiscal 2006 YTD, respectively.

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

Impairment of Long-Lived and Other Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company continually evaluates whether events and circumstances have occurred that provide indications of impairment. The Company records an impairment loss when indications of impairment are present and when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The Company performs an impairment test by summarizing the undiscounted cash flows expected to result from the use and eventual sale of its long-lived assets. If the sum of the undiscounted cash flows exceeds the carrying values of these assets, then the Company concludes these carrying values are recoverable. As of March 31, 2007, the sum of the Company's undiscounted forecasted cash flows exceeded the carrying value of its long-lived assets.

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

Income Taxes

The Company periodically evaluates the realizability of its deferred income tax assets. In the Third Quarter Fiscal 2007 and the quarter ended July 1, 2006 ("Fourth Quarter Fiscal 2006"), based upon all the available evidence, the Company determined that it was not more likely than not that its deferred income tax assets will be fully realized. Accordingly, the Company has a valuation allowance recorded for the entire balance of its deferred income tax assets as of March 31, 2007 and July 1, 2006.

The Company estimates its interim effective tax rate before consideration of a deferred income tax valuation allowance based upon its projected consolidated annual effective income tax rate. This rate is largely a function of the annual projected amounts of pre-tax income or loss attributed to both domestic and foreign operations, the application of their respective statutory tax rates and the anticipated utilization of available net operating loss carryforwards to reduce taxable income. During the Third Quarter Fiscal 2007 and the Third Quarter Fiscal 2006, the Company recorded a provision (benefit) for income taxes of approximately $(1,000) and $40,000, respectively. During Fiscal 2007 YTD and Fiscal 2006 YTD, the Company recorded a provision for income taxes of $34,000 and $0.2 million, respectively. The Third Quarter Fiscal 2007 and Fiscal 2007 YTD income tax provision relates to income tax liabilities incurred by certain of the Company's foreign subsidiaries. These foreign subsidiaries do not have net operating losses to offset such income tax liabilities.

Comprehensive Loss

Comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130"), includes net loss adjusted for certain revenues, expenses, gains and losses that are excluded from net loss under accounting principles generally accepted in the U.S. Unrealized gains and losses related to the Company's available-for-sale investments are excluded from net loss. During the Third Quarter Fiscal 2007 and Fiscal 2007 YTD, the Company's comprehensive loss was $(3.4) million and $(8.5) million, respectively, the same as the net loss for both periods because the Company did not have any items of other comprehensive income or loss. During the Third Quarter Fiscal 2006 and Fiscal 2006 YTD, the Company's comprehensive loss was $(4.7) million and $(16.3) million, respectively, the same as the net loss for both periods because the Company did not have any items of other comprehensive income or loss.

Loss per Share

Basic and diluted loss per share are calculated in accordance with SFAS No. 128, Earnings per Share ("SFAS No. 128"). All applicable loss per share amounts have been presented in conformity with SFAS No. 128 requirements. During the Third Quarter Fiscal 2007 and the Third Quarter Fiscal 2006, the Company issued no shares of Common Stock on the exercise of stock options. During Fiscal 2007 YTD and Fiscal 2006 YTD, the Company issued 75,532 and no shares, respectively, of Common Stock on the exercise of stock options. In the Third Quarter Fiscal 2007 and the Third Quarter Fiscal 2006, potentially dilutive securities were comprised of stock options to purchase 313 and 13,666 shares of Common Stock, respectively, that were not included in the calculation of diluted loss per share because their impact was antidilutive. In Fiscal 2007 YTD and Fiscal 2006 YTD, potentially dilutive securities were comprised of stock options to purchase zero and 19,977 shares of Common Stock, respectively, that were not included in the calculation of diluted loss per share because their impact was antidilutive. In the Third Quarter Fiscal 2007 and Fiscal 2007 YTD and the Third Quarter Fiscal 2006 and Fiscal 2006 YTD, the weighted average effect of 66,200 and 101,811 shares, respectively, for which delivery has been deferred under the Company's Deferred Delivery Plan, was included in the denominator of both basic and diluted loss per share calculations for each respective period. See Note 1 - Basis of Presentation, Reverse Split of Common Stock and Note 9 - Deferred Share Arrangement.

Note 4 - Recently Issued Accounting Pronouncements:

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in the first quarter of fiscal year 2008. The Company is currently evaluating whether the adoption of FIN 48 will have a material effect on its consolidated financial position, results of operations or cash flows.

Note 5 - Supplemental Cash Flow Information:

Non-cash Investing Activities:
(table in thousands)

Deferred Share Arrangement                                 Fiscal 2007 YTD
                                                           ---------------
Deferred share arrangement obligation to participant            $(211)
Common stock received and held in trust                           211
                                                                -----
                                                                $  --
                                                                =====

See Note 9 - Deferred Share Arrangement for a description of the deferred share arrangement transactions in Fiscal 2007.

Note 6 - Inventories:

Inventories consist of the following:
(table in thousands)
                                                  March 31,        July 1,
                                                     2007            2006
                                                  ---------        --------
     Raw materials, components, and                $ 3,629         $ 9,589
       work-in-process
     Finished goods                                 10,217          18,671
                                                   -------         -------
     Total inventories                             $13,846         $28,260
                                                   =======         =======

During the Third Quarter Fiscal 2007 and the Third Quarter Fiscal 2006, the Company recorded inventory related pre-tax charges of $0 and approximately $0.1 million, respectively, to reduce the carrying value of certain finished goods and return camera inventories below their cost basis, resulting from price declines, to their estimated net realizable value at March 31, 2007 and April 1, 2006. For the Third Quarter Fiscal 2007 and the Third Quarter Fiscal 2006, the inventory related pre-tax charges had the effect of decreasing inventories by $0 and $0.1 million, respectively, and increasing cost of products sold by $0 and $0.1 million, respectively. For Fiscal 2007 YTD and Fiscal 2006 YTD, the inventory pre-tax charges had the effect of decreasing inventories by $0.3 million and $0.5 million, respectively, and increasing cost of products sold by $0.3 million and $0.5 million, respectively.

Note 7 - Short-Term Borrowings and Financing Facilities:

During the fiscal quarter ended December 31, 2006, Concord Camera HK Limited ("CCHK"), the Company's Hong Kong subsidiary, (i) reduced the demand financing facilities provided by The Hongkong and Shanghai Banking Corporation ("HSBC") by approximately US$3.0 million, from an aggregate amount of approximately US$8.2 million to approximately US$5.2 million, and the corresponding cash on deposit as security for the facilities by approximately US$3.0 million; and (ii) accepted additional demand financing facilities from each of Dah Sing Bank, Limited ("Dah Sing") and Shanghai Commercial Bank Ltd ("SCB") in an aggregate amount of approximately US$3.4 million. As security for the Dah Sing and SCB financing facilities, among other things, the Company provided a corporate guarantee to Dah Sing in the amount of approximately US$2.3 million and to SCB in the amount of approximately US$1.1 million. The Dah Sing and SCB financing facilities are discussed in detail below.

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

The SCB Facilities bear interest at variable rates, as follows: 0.5% per annum over the Hong Kong prime rate on facilities denominated in Hong Kong Dollars; and 0.5% per annum over the U.S. prime rate on facilities denominated in U.S. Dollars. At March 31, 2007, the Hong Kong prime rate was 6.39% and the U.S. prime rate was 8.25%.

As security for the SCB Facilities, in addition to the Company's corporate guarantee in the amount of HKD9,000,000 (approximately US$1.125 million), CCHK executed a mortgage in favor of SCB on the Hong Kong office property owned by CCHK.

On October 4, 2006, CCHK accepted a proposal from Dah Sing dated June 19, 2006 (the "Dah Sing Agreement") for the provision to CCHK of certain demand banking facilities up to an amount of approximately $2.3 million (collectively, the "Dah Sing Facilities"). Pursuant to the proposal, CCHK may use the Dah Sing Facilities for opening letters of credit, draft loans, negotiating export letters of credit with a letter of guarantee and/or outward bills loans. Of this credit line, approximately $1.9 million will be available for trust receipts, invoice financing, packing loans and/or advances against receivables. The Dah Sing Agreement expires on June 30, 2007. Dah Sing has notified CCHK that it will review the financial performance of CCHK and the Company before the expiration date.

The Dah Sing Facilities bear interest at variable rates, as follows: 1.5% per annum over the Hong Kong Interbank Offered Rate on facilities denominated in Hong Kong Dollars; 1.5% per annum over the London Interbank Offered Rate on facilities denominated in U.S. Dollars; and 1.5% per annum over the Singapore Interbank Offered Rate on facilities denominated in any other foreign currency.

As security for the Dah Sing Facilities, in addition to the Company's corporate guarantee in the amount of approximately $2.3 million, CCHK provided to Dah Sing a pledged deposit in the amount of $1.0 million and CCHK had undertaken (A) to maintain a net worth of not less than HKD80.0 million (approximately US$10.0 million); (B) to provide audited financial statements of each of CCHK and the Company within nine months after the Company's fiscal year end; (C) an audited report of CCHK showing a net profit as of June 30, 2007, the end of the Company's 2007 fiscal year; and (D) to direct import/export business to Dah Sing of not less than HKD60.0 million (approximately US$7.5 million) per year.

As of March 31, 2007 and July 1, 2006, the Company had $2.2 million and $0, respectively, in short-term borrowings outstanding under the financing facilities described above. The weighted average borrowing rates on the short-term borrowings as of March 31, 2007 and July 1, 2006, were 6.81% and 6.79%, respectively.

Note 8 - Share-Based Compensation Expense:

During the Third Quarter Fiscal 2007 and the Third Quarter Fiscal 2006, the Company recorded approximately $10,000 and $83,000, respectively, of share-based compensation expense. During Fiscal 2007 YTD and Fiscal 2006 YTD, the Company recorded approximately $53,000 and $332,000, respectively, of share-based compensation. The Company considers all of its share-based compensation expense as a component of general and administrative expenses. In addition, no amount of share-based compensation expense was capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The share-based compensation expense recorded in the Third Quarter Fiscal 2007 and the Third Quarter Fiscal 2006 was calculated using the assumptions included in the following table. Expected volatilities are based on the historical volatility of the Company's Common Stock over the period of time commensurate with the expected life of the stock options. The dividend yield is zero percent as the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company uses historical data to estimate option exercise and employee termination information within the valuation model. The expected term of options granted is based upon the observed and expected time to the date of post-vesting exercise and forfeitures of options by the Company's employees. The risk-free interest rate is derived from the average five-year U.S. Treasury constant maturity rate for the appropriate quarter, which approximates the rate in effect at the time of the stock option grant.

                                            Quarter ended     Quarter ended
                                            March 31, 2007    April 1, 2006
                                            -------------------------------
Expected volatility                              63.3%           66.5%
Expected dividend yield                           0%              0%
Expected term (in years)                          4               5
Risk-free interest rate                           4.6%            4.7%

A summary of stock option activity under the Company's stock option plans as of March 31, 2007 and changes during the Third Quarter Fiscal 2007 and Fiscal YTD 2007 are presented below:

                                                                              Weighted
                                                          Weighted            Average
                                                          Average             Remaining         Aggregate
                                                          Exercise            Contractual       Intrinsic
Total Stock Options                        Shares         Price               Term (Years)      Value
-------------------------------------      ------         ----------          ------------      ----------
Outstanding at December 30, 2006           224,144        $   25.44
Granted                                      6,000        $    4.71
Exercised                                       --        $    0.00
Forfeited or expired                       (14,553)       $   37.31

Outstanding at March 31, 2007              215,591        $   24.07              3.4            $   5,460
                                           =======        =========           ======            =========
Exercisable at March 31, 2007              188,145        $   26.53              2.9            $      --
                                           =======        =========           ======            =========

                                                                              Weighted
                                                          Weighted            Average
                                                          Average             Remaining         Aggregate
                                                          Exercise            Contractual       Intrinsic
Total Stock Options                        Shares         Price               Term (Years)      Value
-------------------------------------      ------         ----------          ------------      ----------
Outstanding at July 1, 2006                327,690        $   21.06
Granted                                      8,000        $    4.22
Exercised                                  (75,532)       $    4.53
Forfeited or expired                       (44,567)       $   31.50
                                                                                                 ---------
Outstanding at March 31, 2007              215,591        $   24.07              3.4             $   5,460
                                           =======        =========           ======             =========
Exercisable at March 31, 2007              188,145        $   26.53              2.9             $      --
                                           =======        =========           ======             =========

The weighted average grant-date fair value of options granted during the Third Quarter Fiscal 2007 and the Third Quarter Fiscal 2006 was $2.6 and $3.5, respectively. The total intrinsic value of options exercised during the Third Quarter Fiscal 2007 and Fiscal 2007 YTD was $0 and $2,000. No options were exercised in the Third Quarter Fiscal 2006 and Fiscal 2006 YTD. The intrinsic value of a stock option is the amount by which the current market value of the underlying stock option exceeds the exercise price of the stock option.

A summary of the status of nonvested shares as of March 31, 2007 and changes during the Third Quarter Fiscal 2007 and Fiscal 2007 YTD are presented below:

                                                                Weighted Average
                                                                   Grant Date
Nonvested Stock Options                              Shares        Fair Value
------------------------------                       ------     ----------------
Nonvested at December 30, 2006                       25,355          $5.06
Granted                                               6,000          $2.57
Vested                                               (2,176)         $7.07
Forfeited                                            (1,733)         $4.98
                                                    -------          -----
Nonvested at March 31, 2007                          27,446          $4.36
                                                    =======          =====

                                                                Weighted Average
                                                                   Grant Date
Nonvested Stock Options                              Shares        Fair Value
------------------------------                       ------     ----------------
Nonvested at July 1, 2006                            32,169          $7.90
Granted                                               8,000          $2.30
Vested                                               (7,510)        $15.54
Forfeited                                            (5,213)         $6.97
                                                    -------         ------
Nonvested at March 31, 2007                          27,446          $4.36
                                                    =======         ======

As of March 31, 2007, there was approximately $97,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Company's stock option plans. The unrecognized compensation expense is expected to be recognized over a weighted-average vesting period of
3.0 years. The total grant date fair value of stock options vested during the Third Quarter Fiscal 2007 and the Third Quarter Fiscal 2006 was approximately $15,000 and $35,000, respectively. The total grant date fair value of stock options vested during Fiscal 2007 YTD and Fiscal 2006 YTD was approximately $117,000 and $466,000, respectively. See Note 1 - Basis of Presentation, Reverse Split of Common Stock.

Note 9 - Deferred Share Arrangement:

The Company's Deferred Delivery Plan allows designated executive officers to elect, subject to the approval of the Compensation and Stock Option Committee of the Company's Board of Directors, to defer the gains on certain stock option exercises by deferring delivery of the "profit" shares to be received upon exercise.

On August 9, 2006, the Chairman took delivery of the 35,609 shares held in trust upon expiration of the two-year deferral period, reducing the deferred share arrangement balance in stockholders' equity by $211,500. See Note 1 - Basis of Presentation, Reverse Split of Common Stock and Note 5 - Supplemental Cash Flow Information.

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

Effective January 1, 2001, the Company entered into a new twenty-year license agreement with Fuji Photo Film Ltd. ("Fuji"). Under the new license agreement, Fuji granted the Company a worldwide non-exclusive license (excluding Japan until January 1, 2005) to use certain of Fuji's patents and patent applications related to single-use cameras. The license extends until the later of the expiration of the last of the licensed Fuji patents or February 26, 2021. In consideration of the license, the Company agreed to pay a license fee and certain royalty payments to Fuji. Accordingly, a significant balance included in "Other assets" in the accompanying condensed consolidated balance sheets as of March 31, 2007 and July 1, 2006, represents an asset associated with the Fuji license. In addition, a significant balance included in "Other liabilities" in the accompanying condensed consolidated balance sheets as of March 31, 2007 and July 1, 2006 represents the present value of future license fee payments to Fuji. The Company amortizes this asset based upon quantities of single-use cameras that are produced using Fuji's patents and patent applications.

On August 26, 2002, the Company entered into two Polaroid licensing agreements. The two license agreements provided it with the exclusive (with the exception of products already released by Polaroid into the distribution chain), worldwide use of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of single-use and traditional film cameras, including zoom cameras and certain related accessories. The license agreements did not include instant or digital cameras. Each license agreement included an initial term expiring on February 1, 2006, provided the Company the right to renew the license under the same economic terms for an additional three-year period and provided for the payment by the Company of $3.0 million of minimum royalties, or $6.0 million in total, which were fully credited against percentage royalties. On November 28, 2005, the Company exercised its right to renew the single-use camera license agreement with Polaroid for an additional three-year term expiring on February 1, 2009 in accordance with the same economic terms included in the original agreement. Pursuant to the terms of the renewed single-use camera license agreement, in February 2006, the Company paid $2.0 million as a pre-payment of the minimum royalties for the renewal term and recorded this payment as a prepaid asset. The Company amortizes this asset based upon a percentage of net sales of Polaroid branded single-use cameras sold during the renewal term of the single-use camera license agreement. In January 2006, the Company entered into a new license agreement with Polaroid providing it with the exclusive, worldwide use of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of traditional film cameras, including zoom cameras and certain related accessories and excluding instant cameras. This traditional film camera license agreement is for a term of three years expiring on January 31, 2009 and provides for the payment by the Company of $50,000 of minimum royalties on or before October 31, 2006. The Company satisfied its minimum guaranteed royalty payment of $50,000 related to traditional film cameras prior to October 31, 2006. There are no minimum guaranteed royalty payments under the traditional film license agreement after the first year of the term.

Additionally, the Company has other license and royalty agreements that require the payment of royalties based on the manufacture, reproduction and/or sale of certain products. Total amortization and royalty expense for all licensing and royalty agreements for the Third Quarter Fiscal 2007 and the Third Quarter Fiscal 2006, was $1.3 million and $1.8 million, respectively. Total amortization and royalty expense for all licensing and royalty agreements for Fiscal 2007 YTD and Fiscal 2006 YTD, was $4.9 million and $6.2 million, respectively.

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

Based on the Company's initial assessment of these claims, infringement of one or more patents is probable if the patents are valid. Based upon the licensing discussions to date, the Company preliminarily estimates the potential royalties due to these two claimants for digital camera sales through March 31, 2007 to be between $0 and approximately $6.7 million in the aggregate. The actual royalty amounts, if any, for past and future sales are dependent upon the outcome of the negotiations. The Company has notified certain of its suppliers of its right to be indemnified by the suppliers if it is required to pay royalties or damages to either claimant. The Company is unable to reasonably estimate the amount of the potential loss, if any, within the range of estimates relating to these claims. Accordingly, the Company has not accrued any amounts related to these claims as of March 31, 2007.

Purchase Commitments

At March 31, 2007, the Company had $14.9 million in non-cancelable purchase commitments relating to the procurement of raw materials, components and finished goods inventory from various suppliers. In the aggregate, such commitments are not at prices in excess of current market values and typically do not exceed one year.

Note 11 - Litigation and Settlements:

In July 2002, a class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be holders of the Company's Common Stock. In January 2003, an amended class action complaint (the "Amended Complaint") was filed adding certain of the Company's current and former directors as defendants. On August 27, 2004, the court dismissed the claims against the newly added current and former directors. On September 8, 2005, the court granted the plaintiffs' motion for class certification and certified as plaintiffs all persons who purchased the Common Stock between January 18, 2001 and June 22, 2001, inclusive, and who were allegedly damaged thereby (the period January 18, 2001 through June 22, 2001 hereinafter referred to as the "Class Period"). The allegations remaining in the Amended Complaint were centered around claims that the Company failed to disclose, in periodic reports it filed with the SEC and in press releases it made to the public during the Class Period regarding its operations and financial results, that a large portion of its accounts receivable was represented by a delinquent and uncollectible balance due from then customer, KB Gear Interactive, Inc. ("KB Gear"), and that a material portion of its inventory consisted of customized components that had no alternative usage. The Amended Complaint claimed that such failures artificially inflated the price of the Common Stock. The Amended Complaint sought unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. On October 13, 2006, a Stipulation of Settlement was filed with the court and on January 26, 2007, the court issued a Final Judgment and Order of Dismissal approving the settlement set forth in the Stipulation of Settlement and dismissing the case with prejudice. The Company has sought coverage from its insurance carrier for this lawsuit under its directors and officers liability insurance policy. The settlement amount is within the policy limits and has been approved by the Company's insurance carrier. On September 17, 2002, the Company was advised by the staff of the SEC that it was conducting an informal inquiry related to the matters described above and requested certain information and materials related thereto. On October 15, 2002, the staff of NASDAQ also requested certain information and materials related to the matters described above and to matters related to the previously reported embezzlement of Company funds by a former employee, uncovered in April 2002. The Company provided the requested information to the staff of the SEC and NASDAQ and has not received any further communication from the staff of the SEC with respect to the informal inquiry or from NASDAQ with respect to its request since the Company last responded in February 2003.

In September 2004, a class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be holders of the Company's Common Stock. In August 2005, an amended consolidated complaint (the "Amended Complaint") was filed adding a former officer of the Company as a defendant. The lead plaintiff under the Amended Complaint seeks to act as a representative of a class consisting of all persons who purchased the Company's Common Stock during the period from August 14, 2003 through August 31, 2004, inclusive. On March 23, 2007, the court granted the plaintiff's motion for class certification and certified as plaintiffs all persons who purchased the Common Stock between August 14, 2003 and August 31, 2004, inclusive, and who were allegedly damaged thereby (the period August 14, 2003 through August 31, 2004 hereinafter referred as the "Class Period"). The allegations in the Amended Complaint are centered around claims that the Company failed to disclose, in periodic reports it filed with the SEC and in press releases it made to the public during the Class Period regarding its operations and financial results, (i) the full extent of the Company's excess, obsolete and otherwise impaired inventory; (ii) the departure from the Company of the aforementioned former officer defendant until several months after his departure; and (iii) that Eastman Kodak Company ("Kodak") had notified the Company that it would stop purchasing cameras from the Company under its two design and manufacturing services ("DMS") contracts with the Company due to the Company's alleged infringement of Kodak's patents. The Amended Complaint also alleged that the Company improperly recognized revenue contrary to generally accepted accounting principles ("GAAP") due to an alleged inability to reasonably estimate digital camera returns. The Amended Complaint claimed that such failures artificially inflated the price of the Common Stock. The Amended Complaint sought unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The Company is vigorously defending the lawsuit. Although the Company believes the lawsuit is without merit, the outcome cannot be predicted, and if adversely determined, the ultimate liability of the Company, which could be material, cannot be ascertained. In a letter dated November 19, 2004, the Company was advised by the staff of the SEC that it is conducting an investigation related to the matters described above. The Company has provided the requested information to the staff of the SEC and has not received any further communication from the SEC with respect to its request since the Company last responded in May 2005.

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

Note - 12 Other Charges:

Cost-Reduction Initiatives

The Company continues to evaluate its cost structure and implement cost-reduction initiatives as appropriate. During Fiscal 2007 YTD, cost-reduction initiatives included, among other things, the elimination of certain employee positions. As a result, during the Third Fiscal Quarter 2007 and Fiscal 2007 YTD, the Company recorded total charges of $56,000 and $762,000, respectively, related to severance costs for the elimination of certain employee positions.

Table I - Other Charges Liability reconciles the beginning and ending balances of the other charges liability.

(in thousands)

Other Charges Liability
-----------------------
                                                           Severance            Retention             Leases                Total
                                                           ---------            ---------            --------             ---------
Balance as of July 1, 2006                                 $   1,175            $       7            $      --            $   1,182
Charges                                                          762                   --                   26                  788
Reversal                                                         (44)                  (7)                  (1)                 (52)
Payments                                                      (1,759)                  --                  (25)              (1,784)
                                                           ---------            ---------            ---------            ---------
Balance as of
March 31, 2007                                             $     134            $      --            $      --            $     134
                                                           =========            =========            =========            =========

Table II - Other Charges presents the related expenses and their classification in the consolidated statements of operations.

(in thousands)

Other Charges                                              Severance            Retention             Leases               Total
-------------                                              ---------            ---------            --------            ---------
Third Quarter Fiscal 2007
-------------------------
Cost of products sold                                      $      32            $      --            $      --           $      32
Selling expense                                                   23                   --                   --                  23
General and administrative
expense                                                            1                   --                   --                   1
                                                           ---------            ---------            ---------           ---------
Total                                                      $      56            $      --            $      --           $      56
                                                           =========            =========            =========           =========

Fiscal 2007 YTD
Cost of products sold                                      $     341                   --                   --                 341
Selling expense                                                  302                   (7)                  16                 311
General and administrative
expense                                                           75                   --                    9                  84
                                                           ---------            ---------            ---------           ---------
Total                                                      $     718            $      (7)           $      25           $     736
                                                           =========            =========            =========           =========

Third Quarter Fiscal 2006
Cost of products sold                                      $      --            $      --            $      --           $      --
Selling expense                                                   72                   --                   --                  72
General and administrative
expense                                                           11                  (21)                  --                 (10)
                                                           ---------            ---------            ---------           ---------
Total                                                      $      83            $     (21)           $      --           $      62
                                                           =========            =========            =========           =========

Fiscal 2006 YTD
Cost of products sold                                      $      --            $      96            $      --           $      96
Selling expense                                                   72                   14                   --                  86
General and administrative
expense                                                        1,149                   46                   --               1,195
                                                           ---------            ---------            ---------           ---------
Total                                                      $   1,221            $     156            $      --           $   1,377
                                                           =========            =========            =========           =========

As a result of the cost-reduction initiatives implemented in Fiscal 2006 and Fiscal 2007, the Company expects to make cash payments totaling approximately $0.1 million during the remainder of Fiscal 2007 related to severance costs.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes to such financial statements included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for Fiscal 2006 filed with the SEC as of September 14, 2006 ("Form 10-K"). Except for historical information contained herein, the matters discussed below are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including, but not limited to, economic, governmental, political, competitive and technological factors affecting the Company's operations, markets, products, prices and other factors discussed elsewhere in this report and other reports filed with the SEC. See Part I Item 1A, "Risk Factors" in this report and in our Form 10-K. These factors may cause results to differ materially from the statements made in this report or otherwise made by or on behalf of the Company.

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

Executive Summary

Quarter-Over-Quarter Results of Operations

Our operating loss for the third quarter of fiscal 2007 was $(3.7) million as compared to an operating loss of $(5.0) million for the third quarter of fiscal 2006.

The decrease in our quarter-over-quarter operating loss is primarily related to decreases in selling, general and administrative expenses. Quarter-over-quarter selling expenses decreased by $0.8 million due to lower selling-related employee compensation costs in the amount of $0.7 million. Employee compensation costs decreased as a result of the elimination of certain positions in connection with our cost reduction initiatives. Quarter-over-quarter general and administrative ("G&A") expenses decreased by $1.2 million primarily due to a decrease in G&A-related employee compensation costs of $0.8 million as a result of the elimination of certain positions in connection with our cost-reduction initiatives and of certain other costs.

Although we experienced decreases in our quarter-over-quarter selling, general and administrative expenses of $2.0 million, our gross profit for the third quarter of fiscal 2007 decreased as compared to the gross profit for our third quarter of fiscal 2006 by $0.7 million. The decrease in the quarter-over-quarter gross profit was primarily due to unfavorable manufacturing material, labor and overhead cost variances of $1.3 million, partially offset by a $0.6 million increase resulting from improved gross margin percentages on lower quarter-over-quarter net sales.

Third Quarter Fiscal 2007 Results of Operations

Although we reduced our operating loss by $1.3 million, or 26.0%, for the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006, we recorded an operating loss of $3.7 million during the quarter.

Factors contributing to the third quarter fiscal 2007 operating loss were:

      1.    Unfavorable Manufacturing Material, Labor and Overhead Cost
            Variances
      2. Insufficient Net Sales and Related Gross Profit to Fully Absorb Non-Manufacturing Overhead Costs
      3.    Professional Fees

1. Unfavorable Manufacturing Material, Labor and Overhead Cost Variances

During the third quarter of fiscal 2007, we experienced unfavorable manufacturing material, labor and overhead cost variances of $1.1 million primarily attributable to a lower than anticipated volume of production during the period.

2. Insufficient Net Sales and Related Gross Profit to Fully Absorb Non-Manufacturing Overhead Costs

During the third quarter of fiscal 2007, we experienced a significant decrease in net sales and related gross profit resulting in insufficient gross profit to fully absorb our non-manufacturing overhead costs. This net sales and related gross profit reduction contributed approximately $2.3 million to the operating loss.

3.  Professional Fees

During the third quarter of fiscal 2007, we recorded charges of $0.3 million related to internal control costs incurred in connection with the remediation of certain previously disclosed material weaknesses in our internal control over financial reporting.

We continue to take action and review our strategies, including and relating to:
(i) acquisition of new single-use and 35mm traditional film camera customers,
(ii) potential new business initiatives, and (iii) implementation of additional cost reductions related to worldwide overhead costs. There can be no assurances that we will be able to implement any such strategies or that implementing any such strategies will successfully reverse our losses, increase our revenues, decrease our costs or improve our results of operations.

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

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, therefore, we are required to adopt it in the first quarter of our 2008 fiscal year. We are currently evaluating whether the adoption of FIN 48 will have a material effect on our consolidated financial position, results of operations or cash flows.

Results of Operations

Quarter Ended March 31, 2007 Compared to the Quarter Ended April 1, 2006

Net Sales

Net sales of our products for the third quarter of fiscal 2007 were $16.4 million, a decrease of $2.5 million, or 13.2%, as compared to net sales for the third quarter of fiscal 2006. The decrease in net sales was due primarily to a reduction in sales of digital cameras attributable to our decision to de-emphasize sales of digital cameras offset by an increase in sales of single-use and to a lesser extent 35mm traditional film cameras.

Net sales from our operations in the Americas for the third quarter of fiscal 2007 were $12.0 million, an increase of $.02 million, or 1.7%, as compared to the third quarter of fiscal 2006.

Net sales from our operations in Europe for the third quarter of fiscal 2007 were $2.6 million, a decrease of $4.3 million, or 62.3%, as compared to the third quarter of fiscal 2006. The decrease in net sales in Europe was due primarily to a reduction in sales of digital cameras attributable to our decision to de-emphasize digital camera sales, partially offset by an increase in single-use cameras.

Net sales from our operations in Asia for the third quarter of fiscal 2007 were $1.8 million an increase of $1.6 million, or 800%, as compared to the third quarter of fiscal 2006. The increase in net sales in Asia was due to increased sales of single-use cameras in Japan in the third quarter of fiscal 2007.

Gross Profit

Gross profit for the third quarter of fiscal 2007 was $1.1 million, or 6.7% of net sales, versus gross profit of $1.8 million, or 9.5% of net sales, in the third quarter of fiscal 2006. During the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006, gross profit was negatively affected, in dollars and as a percentage of net sales, by unfavorable manufacturing material, labor and overhead cost variances and negatively affected, in dollars, by a reduction in net sales.

Product engineering, design and development costs for the third quarter of fiscal 2007 and the third quarter of fiscal 2006, in dollars and as a percentage of net sales, were $0.6 million, or 3.7%, and $0.9 million, or 4.8%, respectively.

Operating Expenses

Selling expenses for the third quarter of fiscal 2007 were $1.9 million, or 11.6% of net sales, compared to $2.6 million, or 13.8% of net sales, for the third quarter of fiscal 2006. The decrease in selling expenses was primarily due to a reduction of selling-related employee compensation costs of $0.7 million, resulting from the elimination of certain positions in connection with our cost-reduction initiatives.

G&A expenses for the third quarter of fiscal 2007 were $3.0 million, or 18.3% of net sales, compared to $4.2 million, or 22.2% of net sales, for the third quarter of fiscal 2006. The decrease in G&A expenses was due to a reduction in G&A-related employee compensation costs of $0.8 million as a result of the elimination of certain positions in connection with our cost-reduction initiatives and a reduction in certain other costs.

Stock-Based Compensation

During the third quarter of fiscal 2007 and the third quarter of fiscal 2006, we recorded approximately $10,000 and $83,000, respectively, of share-based compensation expenses. We consider all of our share-based compensation expense as a component of general and administrative expenses. In addition, no amount of share-based compensation expense was capitalized as part of capital expenditures or inventory for the periods presented. For further discussion, see Note 8 - Stock-Based Compensation in the Notes to Condensed Consolidated Financial Statements.

Interest Expense

Interest expense was approximately $0.1 million for each of the third quarter of fiscal 2007 and the third quarter of fiscal 2006.

Other (Income) Expense, Net

Other (income) expense, net was $(0.4) million for each the third quarter of fiscal 2007 and the third quarter of fiscal 2006, respectively.

Income Taxes

In the third quarter of fiscal 2007 and the fourth quarter of fiscal 2006, based upon all of the available evidence, management determined that it was not more likely than not that its deferred income tax assets will be fully realized. Accordingly, we recorded a valuation allowance for the entire balance of our deferred income tax assets as of March 31, 2007 and July 1, 2006. During the third quarter of fiscal 2007 and the third quarter of fiscal 2006, we recorded a provision (benefit) for income taxes of $(1,000) and $40,000, respectively. The third quarter of fiscal 2007 and the third quarter of fiscal 2006 income tax provision (benefit) relate to income tax liabilities incurred by certain of our foreign subsidiaries. These foreign subsidiaries do not have net operating losses to offset such income tax liabilities. For further discussion, see Note 3
- Summary of Significant Accounting Policies - Income Taxes in the Notes to Condensed Consolidated Financial Statements.

Net Loss

We incurred a net loss of $(3.4) million, or $(0.57) per basic and diluted common share, for the third quarter of fiscal 2007, as compared to a net loss of $(4.7) million, or $(0.81) per basic and diluted common share, for the third quarter of fiscal 2006.

Results of Operations

Fiscal 2007 YTD Compared to Fiscal 2006 YTD

Net Sales

Net sales of our products for the nine months ended March 31, 2007, ("fiscal 2007 YTD"), were $64.5 million, a decrease of $40.1 million, or 38.3%, as compared to net sales for the nine months ended April 1, 2006 ("fiscal 2006 YTD"). The decrease in net sales was due primarily to a reduction in sales of digital cameras attributable to our decision to de-emphasize digital camera sales and to a lesser extent, a reduction in sales of 35mm traditional film cameras partially offset by an increase in single-use cameras.

Net sales from our operations in the Americas for fiscal 2007 YTD were $49.8 million, a decrease of $11.5 million, or 18.8%, as compared to fiscal 2006 YTD. The decrease in net sales in the Americas was due primarily to a reduction in sales of 35mm traditional film, single-use and digital cameras.

Net sales from our operations in Europe for fiscal 2007 YTD were $11.5 million, a decrease of $31.2 million, or 73.1%, as compared to fiscal 2006 YTD. The decrease in net sales in Europe was due primarily to a reduction in sales of digital cameras attributable to our decision to de-emphasize digital camera sales and, to a lesser extent, 35mm traditional film cameras, partially offset by an increase in single-use cameras.

Net sales from our operations in Asia for fiscal 2007 YTD were $3.2 million an increase of $2.6 million, or 433%, as compared to fiscal 2006 YTD. The increase in net sales in Asia was due to an increase in sales of single-use cameras in Japan.

Gross Profit

Gross profit for fiscal 2007 YTD was $7.1 million, or 11.0% of net sales, versus gross profit of $9.9 million, or 9.5% of net sales, in fiscal 2006 YTD. During fiscal 2007 YTD as compared to fiscal 2006 YTD, gross profit, in dollars and as a percentage of net sales, was positively affected by a reduction in negative gross profit related to digital camera sales and negatively affected by unfavorable manufacturing material, labor and overhead cost variances and negatively affected, in dollars, by a reduction in net sales

Product engineering, design and development costs for fiscal 2007 YTD and fiscal 2006 YTD, in dollars and as a percentage of net sales, were $2.0 million, or 3.1%, and $3.0 million, or 2.9%, respectively.

Operating Expenses

Selling expenses for fiscal 2007 YTD were $6.8 million, or 10.5% of net sales, compared to $10.2 million, or 9.8% of net sales, for fiscal 2006 YTD. The decrease in the dollar amount was primarily due to a reduction in freight and royalty costs in the amounts of $1.1 million and $0.6 million, respectively, as a result of a decrease in year-to-date over year-to-date net sales. In addition, selling-related employee compensation costs decreased by $1.7 million including a year-over-year increase in other charges of $0.2 million, resulting from the elimination of certain positions in connection with our cost-reduction initiatives.

G&A expenses for fiscal 2007 YTD were $10.2 million, or 15.8% of net sales, compared to $16.0 million, or 15.3% of net sales, for fiscal 2006 YTD. The decrease in the dollar amount was primarily due to a reduction in employee compensation costs of $3.6 million, including a year-over-year decrease in other charges of $1.1 million, resulting from the elimination of certain positions in connection with our cost-reduction initiatives. In addition, the decrease in G&A expenses was due to a reduction in professional fees of $1.6 million incurred in connection with internal control remediation efforts and a reduction of certain other costs.

Stock-Based Compensation

During fiscal 2007 YTD and fiscal 2006 YTD, we recorded approximately $53,000 and $332,000, respectively, of share-based compensation expenses. We consider all of our share-based compensation expense as a component of general and administrative expenses. In addition, no amount of share-based compensation expense was capitalized as part of capital expenditures or inventory for the periods presented. For further discussion, see Note 8 - Stock-Based Compensation in the Notes to Condensed Consolidated Financial Statements.

Interest Expense

Interest expense was approximately $0.2 million and $0.3 million for fiscal 2007 YTD and fiscal 2006 YTD. The decrease was attributable to decreased short-term borrowings in fiscal 2007 YTD.

Other Income, Net

Other income, net was $1.6 million and $0.5 million for fiscal 2007 YTD and fiscal 2006 YTD, respectively. The year-to-date over year-to-date increase in other income was primarily due to a reduction in foreign exchange losses, an increase in investment income resulting from an increase in the average amount of funds invested during the respective quarters and to a lesser extent a tax refund recovery in Europe. For further discussion, see Note 3 - Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements.

Income Taxes

In fiscal 2007 YTD and the fourth quarter of fiscal 2006, based upon all of the available evidence, management determined that it was not more likely than not that its deferred income tax assets will be fully realized. Accordingly, we recorded a valuation allowance for the entire balance of our deferred income tax assets as of March 31, 2007 and July 1, 2006. During fiscal 2007 YTD and fiscal 2006 YTD, we recorded provisions for income taxes of $34,000 and $0.2 million, respectively. The fiscal 2007 YTD and fiscal 2006 YTD income tax provisions related to income tax liabilities incurred by certain of our foreign subsidiaries. These foreign subsidiaries do not have net operating losses to offset such income tax liabilities. For further discussion, see Note 3
- Summary of Significant Accounting Policies, Income Taxes in the Notes to Condensed Consolidated Financial Statements.

Net Loss

We incurred a net loss of $(8.5) million, or $(1.46) per basic and diluted common share, for fiscal 2007 YTD, as compared to a net loss of $(16.3) million, or $(2.79) per basic and diluted common share, for fiscal 2006 YTD.

Cost-Reduction Initiatives

We continue to evaluate our cost structure and implement cost-reduction initiatives as appropriate. During fiscal 2007 YTD and fiscal 2006 YTD, cost-reduction initiatives included, among other things, the elimination of certain employee positions. As a result, during fiscal 2007 YTD and fiscal 2006 YTD, we recorded total charges of $0.8 million and $1.2 million, respectively, for severance costs related to the elimination of certain employee positions. For further discussion, see Note 12 - Other Charges in the Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

We are not aware of factors that are reasonably likely to adversely affect liquidity trends, other than those factors summarized under the caption "Risk Factors" in our Form 10-K. We are not engaged in hedging activities and had no forward exchange contracts outstanding at March 31, 2007. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with accounting principles generally accepted in the United States and are more fully discussed below.

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

Working Capital - At March 31, 2007, we had working capital of $41.3 million, compared to $46.8 million at July 1, 2006, a decrease of $5.5 million.

Cash Used in Operating Activities - Cash used in operating activities during fiscal 2007 YTD was $3.2 million, which compared unfavorably to cash used in operating activities of $2.2 million during fiscal 2006 YTD. The cash used in operating activities is primarily attributable to a net decrease in working capital items offset by a reduction in net loss.

Cash Provided by Investing Activities - Cash provided by investing activities was $2.9 million for fiscal 2007 YTD as compared to cash provided by investing activities of $0.6 million for fiscal 2006 YTD. The increase in cash provided by investing activities was primarily due to a $10.3 million decrease in restricted cash attributable to a reduction in our borrowing capacity under the HSBC financing facilities, a decrease of $1.9 million in capital expenditures partially offset by a $9.9 million decrease in proceeds from the sale of available-for-sale investments. See Note 7 - Short-Term Borrowings and Financing Facilities in the Notes to Condensed Consolidated Financial Statements.


Cash Provided by (Used in) Financing Activities - Cash provided by (used in ) financing activities during fiscal 2007 YTD and fiscal 2006 YTD was approximately $2.5 million and $(1.4) million, respectively. This activity relates to net short-term borrowings made under our financing facilities. See
Note 7 - Short-Term Borrowings and Financing Facilities in the Notes to Condensed Consolidated Financial Statements.

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

Purchase Commitments - See Note 10 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

Other Contractual Obligations - We do not have any material financial guarantees or other contractual commitments that are reasonably likely to have an adverse effect on liquidity. See Note 7 - Short-Term Borrowings and Financing Facilities in the Notes to Condensed Consolidated Financial Statements for additional information about the corporate guarantees we provided in connection with our financing facilities. See also Note 10 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

License Agreements - See Note 10 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

Intellectual Property Claims - See Note 10 - Commitments and Contingencies and
Note 11 - Litigation and Settlements in the Notes to Condensed Consolidated Financial Statements.

Hong Kong Financing Facilities - As of March 31, 2007, we had $1.6 million in letters of credit outstanding, which were issued primarily to certain suppliers to guarantee payment of our purchase orders with such suppliers. The letters of credit are issued under our import facilities that have been granted to CCHK. See Note 7 - Short-Term Borrowings and Financing Facilities in the Notes to Condensed Consolidated Financial Statements.

Forward-Looking Information: Certain Cautionary Statements

The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as: "estimates," "projects," "anticipates," "expects," "intends," "believes," "plans," "forecasts" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors. For a discussion of some of the factors that could cause actual results to differ, see the discussion under "Risk Factors" in our Form 10-K and subsequently filed reports. We wish to caution the reader that these forward-looking statements, including, without limitation, statements regarding expected cost reductions, anticipated or expected results of the implementation of our restructuring initiatives, cost-reduction initiatives, and possible new business initiatives, anticipated financial benefits of de-emphasizing the sale of digital cameras, eliminating our reliance on internally designed and manufactured digital cameras and increasing the design, co-development and purchase of digital cameras from outsourced manufacturers and increasing our emphasis on the sale of single-use and 35mm traditional film cameras, the viability of marketing and selling cameras and competing in the camera market, the cost structure requirements needed to maintain a presence in the camera market and to market and sell cameras, the development of our business including our new business initiatives, anticipated revenues or capital expenditures, our expectations as to the sufficiency of our capital resources, our preliminary estimates of the potential range of royalties we may have to pay to two entities for alleged infringement, our assessment of active claims against us and the materiality thereof, our expectation of increases in sales to certain customers (including sales of single-use cameras to Walgreens, Wal-Mart and other large current and potential customers), our ability to maintain or improve gross profit on the sale of our products, projected profits or losses and other statements contained in this report regarding matters that are not historical facts, are only estimates or predictions. No assurance can be given that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. In particular, our expected results could be adversely affected by, among other things, production difficulties or economic conditions negatively affecting the market for our products, by our inability to develop and maintain relationships on favorable terms with component and material suppliers and contract manufacturers, our inability to obtain film for our single-use cameras or by our inability to negotiate favorable terms with our licensors. Obtaining the results expected from the introduction of any new products or product lines may require timely completion of development, successful ramp-up of full-scale production on a timely basis and customer and consumer acceptance of those products. In addition, future relationships or agreements may require an ability to meet high quality and performance standards, to successfully implement production at greatly increased volumes and to sustain production at greatly increased volumes, as to all of which there can be no assurance. There also can be no assurance that products and new business initiatives under consideration or development will be successfully developed or that once developed such products and initiatives will be commercially successful. Any forward-looking statements contained in this report represent our estimates only as of the date of this report, or as of such earlier dates as are indicated herein, and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

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

Our management has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our chief executive officer and principal financial officer concluded that as of March 31, 2007, our disclosure controls and procedures were not effective as a result of the continued existence of a material weakness in internal control over financial reporting described in our Form 10-K.

Because of this material weakness, we performed additional manual controls, procedures and analyses and other pre- and post-closing procedures designed to ensure that our unaudited condensed consolidated financial statements are presented fairly in all material respects in accordance with accounting principles generally accepted in the United States. We relied on increased monitoring and review to compensate for the material weakness in our internal control over financial reporting. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

(b) Changes in Internal Control over Financial Reporting

The following two previously identified material weaknesses in our internal control over financial reporting were remediated during our third fiscal quarter ended March 31, 2007:

      o ERP System: Management believes that the employees have been provided effective training on our ERP System and certain previously identified configuration deficiencies in the system no longer result in operational inefficiencies.

      o Sales, Accounts Receivable and Revenue Recognition: Management believes that the controls related to the sale and return and allowances of our products, collection of receivables and recognition of revenue, including the ability to verify the completeness and accuracy of sales orders shipped and invoiced, are now operating effectively.

Although management believes these material weaknesses in our internal control over financial reporting have been remediated to the extent disclosed, our independent registered public accounting firm has not opined on management's assessment and we cannot assure you that these remediation efforts have been successful or that we will not identify additional weaknesses in our controls and procedures in the future. However, we will continue to monitor the effectiveness of theses actions and will make any changes that management determines appropriate.

We continue to take corrective actions to remediate the remaining material weakness in Information Technology that was disclosed in our Form 10-K. Our management is dedicated to improving our internal control over financial reporting and intends to continue monitoring and upgrading our internal controls as necessary and appropriate for our business.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

See Part I, Item 1, Financial Statements, Note 11 - Litigation and Settlements in the Notes to Condensed Consolidated Financial Statements.

Item 1A.  RISK FACTORS

We depend on third-party suppliers, and our revenue, gross profits and margins could suffer if we encounter supplier issues and/or fail to manage supplier issues properly.

We currently purchase certain components from our suppliers and outsource the manufacture of certain of our single-use and 35mm traditional film camera and other products for sale to our customers worldwide. The term "components" includes film, batteries, packaging and any other items used in the manufacture of our products by our company or outsourced manufacturers. Our manufacturing, sales and distribution operations depend on our ability to anticipate our needs for components and products and our suppliers' ability to deliver sufficient quantities of quality components and products at reasonable prices in time to meet critical manufacturing, sales and distribution schedules. Given the variety of products that we offer and might offer in the future, the dispersal of our suppliers and outsourced manufacturers across the globe, the diminishing number of our suppliers of certain components and the long lead times that are required to manufacture, assemble and deliver certain components and products, adverse circumstances, issues and problems could arise in planning production, procurement and managing inventory levels that could negatively impact our business and increase our financial exposure and risk. Other supplier problems that we could face include component and product shortages, excess supply and risks related to fixed-price contracts that would require us to pay more than the open market price, as more fully described below.

      o Supply shortages. We may experience a shortage of supply of, or a delay in receiving, certain components and products as a result of strong demand, capacity constraints, diminishing sources of supply or other problems experienced by suppliers. The number of film suppliers has diminished and we currently rely on our two major competitors in the single-use camera market to supply a significant portion of the film used in the manufacture of our products. If shortages or delays occur or persist, the price of these components and products may increase, we may be exposed to quality issues or the components and products may not be available at all. We may not be able to secure enough components and/or products at reasonable prices or of acceptable quality to build, sell and distribute new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue, gross profits and margins could suffer as we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we may have to re-engineer and/or seek other sources for some components and products, resulting in additional costs, delays or insufficient supply of products for our customers.

      o Oversupply. In order to secure products or components for the production of products, at times we may make advance payments to suppliers or might purchase components in advance of forecasted requirements, or we may enter into non-cancelable commitments with suppliers. If we fail to properly anticipate customer demand, an oversupply of products and/or components could result in excess or obsolete inventory. This excess or obsolete inventory may result in lowering the carrying value of these components and/or products by recording an inventory charge which could adversely affect our gross profits and margins.

      o Long-term pricing commitments. As a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components and/or products at prices that are higher than those available in the current market and be limited in our ability to respond to changing market conditions. In the event that we become committed to purchase components and/or products in advance of forecasted requirements and/or for prices in excess of the current market price, we may be at a disadvantage to competitors who have access to components and/or products at the times required and/or at lower prices. This excess in component purchases and in purchase price over current market price may result in lowering the carrying value of those components and/or products by recording an inventory charge that could adversely affect our gross profits and margins.

In many instances, we rely on offshore suppliers, including, but not limited to, manufacturers in the PRC, for the production of cameras and other products and other suppliers in Asia for product assembly and manufacture. Regional economic, business, environmental, political, medical or military conditions or events could disrupt supplies in foreign locations.

Item 5.  OTHER INFORMATION

(b) There have been no material changes in the procedures by which our security holders may recommend nominees to our board of directors during this reporting period.

Item 6.  EXHIBITS

No.              Description                 Method of Filing
---              -----------                 ----------------

3.1      Certificate of Incorporation,       Incorporated by reference
         as amended through May 9, 2000      to the Company's annual report
                                             on Form 10-K for the year ended
                                             July 1, 2000.

3.2      Restated By-Laws, as amended        Incorporated by reference to the
         through July 12, 2004               Company's annual report on Form
                                             10-K for the year ended July 3,
                                             2004.

3.3      Certificate of Amendment (No. 7)    Incorporated by reference to the
         of Certificate of Incorporation,    Company's current report on Form
         dated November 2, 2006              8-K filed November 7, 2006.


3.4      Certificate of Correction of        Incorporated by reference to the
         Certificate of Amendment (No. 7)    Company's current report on Form
         to Certificate of Incorporation,    8-K filed    November 7, 2006.
         dated November 3, 2006

31.1     Certification of Chief Executive    Filed herewith.
         Officer pursuant to
         Rule 13a-14(a)/15d-14(a)

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

                                                    CONCORD CAMERA CORP.
                                        ----------------------------------------
                                                        (Registrant)

DATE:  May 10, 2007                     By: /s/ Blaine A. Robinson
                                            ------------------------------------
                                                        (Signature)
                                            Blaine A. Robinson,
                                            Vice President - Finance, Treasurer
                                            and Assistant Secretary (Principal
                                            Financial and Accounting Officer)