Form 10-K
period 2007-06-30
CONCORD CAMERA CORP
filed 2007-09-27
CIK 831861

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2007

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

Common Stock, no par value per share         The NASDAQ Stock Market LLC
------------------------------------ -------------------------------------------
         (Title of class)            (Name of each exchange on which registered)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated" in Rule 12b-2 of the Exchange Act.
Large accelerated filer |_|  Accelerated filer |_|  Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of December 29, 2006, the last day of business of our most recently completed second fiscal quarter, was approximately $17,790,988 based on the closing price for the registrant's common stock as traded on the NASDAQ Global Market of The NASDAQ Stock Market LLC on such date of $4.50 per share. Solely for the purpose of this calculation, shares held by directors, executive officers and 10% shareholders of the registrant have been excluded.

As of September 5, 2007, there were 5,847,408 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2007 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

Item                                                                        Page

                                     PART I

1.   Business .........................................................       2
1A.  Risk Factors .....................................................       7
1B.  Unresolved Staff Comments ........................................      16
2.   Properties .......................................................      16
3.   Legal Proceedings ................................................      17
4.   Submission of Matters to a Vote of Security Holders ..............      19

                                    PART II

5.   Market for Registrant's Common Equity, Related
     Shareholder Matters and Issuer Purchases of Equity Securities.....      20
6.   Selected Financial Data ..........................................      22
7.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations ........................................      23
7A.  Quantitative and Qualitative Disclosures About Market Risk .......      36
8.   Financial Statements and Supplementary Data ......................      38
9.   Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure ...........................      75
9A.  Controls and Procedures ..........................................      75
9B.  Other Information ................................................      75

                                    PART III

10.  Directors and Executive Officers and Corporate Governance.........      76
11.  Executive Compensation ...........................................      76
12.  Security Ownership of Certain Beneficial Owners
     and Management and Related Shareholder Matters ...................      76
13.  Certain Relationships and Related Transactions
     and Director Independence.........................................      76
14.  Principal Accountant Fees and Services ...........................      76

                                    PART IV

15.  Exhibits and Financial Statement Schedules .......................      77

     Signatures .......................................................      87

                                     PART I

Unless the context indicates otherwise, when used in this report, "we," "us," "our," "Concord" and the "Company" refer to Concord Camera Corp. and its subsidiaries. Our fiscal year ends on the Saturday closest to June 30. Fiscal 2007 refers to the fiscal year ended on June 30, 2007; fiscal 2006 refers to the fiscal year ended July 1, 2006; fiscal 2005 refers to the fiscal year ended July 2, 2005; fiscal 2004 refers to the fiscal year ended July 3, 2004; fiscal 2003 refers to the fiscal year ended June 28, 2003. Also for reference purposes, the Company's fiscal year ending on June 28, 2008 is designated as "fiscal 2008."

Cautionary Statement Regarding Forward-Looking Statements

The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as: "estimates," "projects," "anticipates," "expects," "intends," "believes," "plans," "forecasts" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors. For a discussion of some of the factors that could cause actual results to differ, see the discussion under "Risk Factors" below and subsequently filed reports. We wish to caution the reader that these forward-looking statements, including, without limitation, statements regarding expected cost reductions, anticipated or expected results of the implementation of our cost-reduction initiatives and new business initiatives, anticipated financial benefits of de-emphasizing the sale of digital cameras and increasing our focus on the sale of single-use and 35mm traditional film cameras, the development of our business, anticipated revenues or capital expenditures, our ability to improve gross margin percentages on the sale of our products, projected profits or losses, the expected market size for single-use and 35 mm traditional film cameras, our expected fulfillment of backlog orders, our assessment of and estimates of royalty payments in connection with intellectual property claims, our remediation of our material weaknesses in our internal control over financial reporting, the sufficiency of our working capital and cash to fund our operations in the next twelve months, our belief regarding the lack of merit in pending litigations, coverage from our insurance carrier in connection with pending litigations and our expectation that there is no material tax exposure to the company on account of our operations in the People's Republic of China ("PRC"), and other statements contained in this report regarding matters that are not historical facts, are only estimates or predictions. No assurance can be given that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. In particular, our expected results could be adversely affected by, among other things, production difficulties or economic conditions negatively affecting our suppliers, customers or the market for our products, by our inability to develop and maintain relationships with suppliers, customers or licensors or by our inability to negotiate favorable terms with our suppliers, our customers or licensors. Obtaining the results expected from the introduction of any new products or product lines may require successful and timely completion of development, successful and timely ramp-up of full-scale production and customer and consumer acceptance of those products. In addition, future relationships or agreements may require an ability to meet high quality and performance standards, to successfully implement and sustain production at greatly increased volumes, as to all of which there can be no assurance. There also can be no assurance that products and new business initiatives under consideration or development will be successfully developed or that once developed such products and initiatives will be commercially successful. Any forward-looking statements contained in this report represent our estimates only as of the date of this report, or as of such earlier dates as are indicated herein, and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Item 1. Business.

We incorporated in New Jersey in 1982. We design, develop, manufacture, outsource and sell worldwide easy-to-use single-use and 35mm traditional film cameras. We manufacture and assemble most of our single-use cameras and certain of our 35mm traditional film cameras at our manufacturing facilities in the Peoples Republic of China ("PRC") and outsource the manufacture of certain of our single-use and 35mm traditional film cameras for sale to retail sales and distribution ("RSD") customers. We sell our private label and brand-name products to our RSD customers worldwide either directly or through third-party distributors.

During fiscal 2005, we experienced a substantial reduction in single-use camera sales to design and manufacturing services ("DMS") customers, primarily as a result of the decision of Eastman Kodak Company ("Kodak") to cease purchases of single-use cameras under its two DMS contracts with us. Although we continued to seek and evaluate DMS single-use camera business opportunities, DMS sales in fiscal 2007 and fiscal 2006 were not material.

In fiscal 2004, we initiated a strategic review process to determine how we may better compete in the digital camera market, increase sales of our popular single-use cameras and reduce our operating costs. The strategic review, which continued through fiscal 2007, led to our initiating a restructuring plan and cost-reduction initiatives and resulted in our exiting the digital camera market. During the first quarter of fiscal 2007, we sold a limited quantity of digital cameras as a result of fulfilling certain customer orders placed in the fourth quarter of fiscal 2006. Also, during fiscal 2007, we eliminated most of our digital camera inventories, maintaining only sufficient quantities to satisfy consumer warranties. You can find more information on our cost-reduction initiatives and our fiscal 2007 results of operations in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

In fiscal 2005, we initiated a new business initiative to identify, assess and, as appropriate, commercialize new business opportunities and products. As a result of this initiative, we have introduced a limited number of new products. For additional information, see, "New Business Initiatives" below.

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

The Film Camera Market

We manufacture, market and sell single-use and 35mm traditional film cameras to our RSD customers.

      o Single-use cameras - Single-use cameras are inexpensive, easy-to-use cameras that are sold preloaded with film and batteries and are designed to be used only once by the consumer. After use, the consumer returns the entire camera to the photo processor. The processor then extracts the film and either disposes of the used camera or returns and/or sells it for recycling uses.

      o 35mm traditional film cameras - This category includes reloadable cameras that use 35mm silver halide film.

Film Camera Market Trends

Market trends for single-use and 35mm traditional film cameras include the following:

      o Single-use cameras - According to available third-party market research data, after years of robust growth, the single-use camera market reached its peak of 450 million units sold worldwide in calendar year 2004. Total worldwide sales of single-use cameras declined to 409 million units in calendar year 2005, declined to 366 million units in calendar year 2006 and are projected to decline to 309 million units in calendar year 2007. We believe, however, that single-use cameras remain a large and viable category. We also believe that we are currently the third largest producer of single-use cameras in the world. (Market Research Source-PMA 7-2006)

      o 35mm traditional film cameras - 35mm traditional film cameras are being displaced by digital cameras. In the U.S. market, digital cameras began to outsell film cameras in calendar year 2005. The calendar year 2005 35mm traditional film camera sales in the United States were reported at 4.3 million units, a 36% decrease from the previous year. The decline of 35mm traditional film cameras continued during calendar year 2006 at approximately 51% and is projected to decline during calendar year 2007, with sales projected at 1.2 million units, which represents about a 43% year-over-year decrease in sales. In fiscal 2006, total sales of 35mm traditional film cameras in the U.S. represented approximately 17.5% of the total image capture product sales in the U.S. and are expected to be approximately 10% in the U.S. during calendar year 2007. (Market Research Source-PMAI 2006 Newsletter) In response to the declining market for 35mm traditional film cameras, in fiscal 2006, we reduced our 35mm traditional film camera offerings to two models. During fiscal 2007, we continued to focus our sales effort on these two models, which provide features that satisfies different consumers' needs at affordable retail prices below $25.

Based on the market trends discussed above, we believe that the market for single-use cameras remains a viable market for our company. As a result, we are focusing on increasing our sales of single-use cameras through various sales and marketing initiatives and reducing our product costs, while maintaining product performance and quality.

Film Camera Products

Our film camera products include single-use and 35mm traditional film cameras. We sell private label and brand-name products to our RSD customers worldwide either directly or through third-party distributors. We design, develop and manufacture most of our single-use cameras and outsource the manufacture of certain of our single-use and 35mm traditional film cameras.

We offer a complete line of single-use cameras, including outdoor, flash, zoom and underwater models. We believe that we are uniquely structured to provide encasements, finishes, packaging and film speed and lengths to accommodate different user and customer preferences.

Our 35mm traditional film cameras range from entry-level to fully featured zoom models and include models used by certain RSD customers to support special promotion and loyalty programs offered to their customers.

Our expenditures for product engineering, design and development decreased to $2.5 million in fiscal 2007 from $3.8 million in fiscal 2006, mainly as a result of our discontinuing digital camera sales. For additional information regarding product development costs, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Sales and Marketing

Our film camera products are sold to retailers on a worldwide basis through direct sales offices, independent sales representatives and distributors in the United States, Canada, Latin America (the "Americas"), the United Kingdom, France and Germany ("Europe"), and Hong Kong, China and Japan ("Asia"). We currently market our film camera products to retailers on a private label basis and/or under the Polaroid and Polaroid Fun Shooter brand names.

We have established our presence with our retail customers by offering attractive, easy-to-use single-use and 35mm traditional film cameras. We market many different styles of cameras that are sold through many retail outlets.

We have in-house sales and marketing personnel who make the majority of our direct sales to our RSD customers. We also have independent sales representatives who serve specific geographic areas. Sales representatives generally receive commissions ranging from 1.0% to 3.0% of net sales to retail customers, depending on the type of customer and product, and may act as sales representatives for manufacturers of other photographic and non-photographic products. We also sell products to distributors on a wholesale basis who, in turn, sell our products to retailers.

Competition in the Film Camera Market

The film camera market is highly competitive with many companies marketing products to the retail market. As a producer and/or marketer of single-use and 35mm traditional film camera products, we encounter substantial competition from a number of companies, many of which have longer operating histories, more established markets and brand recognition, and more extensive research, development and manufacturing capabilities than we have. Our key competitors in the single-use camera market are Fuji and Kodak, both of whom have greater resources than we have or may reasonably be expected to have in the foreseeable future. Maintaining a competitive advantage depends on our ability to develop and manufacture or purchase high quality products from outsourced manufacturers at the lowest cost.

Backlog

Due to the lead time required for production and shipping and the need to build inventory to meet seasonal demand, we may at times have a backlog of orders for products. We define backlog as unfulfilled orders supported by signed contracts or purchase orders for delivery of our products generally within the next six months. Our backlog at June 30, 2007 was approximately $10.2 million. We experience fluctuations in our backlog at various times during our fiscal year. We expect that approximately $9.7 million of the unfulfilled orders at June 30, 2007 will be shipped during the first quarter of fiscal 2008. Although we believe that our entire backlog consists of firm orders, our backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer cancellations, order changes, changes in delivery schedules and delays inherent in the shipments of products. No assurance can be given that the current backlog will necessarily lead to revenue in any specific future period.

Major Customers

In fiscal 2007, sales to two of our retail customers represented in excess of 10% of our total net sales: (i) Wal-Mart Stores, Inc. ("Wal-Mart") represented 40.9% of total net sales; and (ii) Walgreen Co. ("Walgreens") represented 20.8% of total net sales. See Note 18, Geographic Area and Significant Customer Information, in the Notes to Consolidated Financial Statements.

Seasonality

Sales of our film camera products are linked to the timing of vacations, holidays and other leisure activities. Sales are normally strongest in the first and second quarters (summer, fall and early winter) of our fiscal year when demand is high as retailers prepare for the holiday season. Sales are also strong in the fourth quarter of our fiscal year (spring to early summer) due to demand driven by heavy vacation activity and events such as weddings and graduations. Sales are normally lowest in the third quarter of our fiscal year (winter to early spring) with the absence of holidays and fewer people taking vacations.

Licensing Activities

We have a worldwide non-exclusive license (which excluded Japan until January 1, 2005) to use certain of the single-use camera patents and patent applications of Fuji Photo Film Ltd. ("Fuji") in connection with the manufacture, remanufacture and sale of single-use cameras. The license extends until the later of February 26, 2021 or the expiration of the last of the licensed Fuji patents and provides for payment of a license fee and certain royalty payments to Fuji. Our ability to manufacture and sell single-use cameras may depend on the continuation of our right to use the Fuji patents. As a result, we believe the loss of the Fuji license prior to the expiration of the patents would have a material adverse effect on our financial position and results of operation.

We have the worldwide, exclusive right to use the Polaroid brand name and trademark in connection with the manufacture, distribution, promotion and sale of single-use and traditional film-based cameras, including zoom cameras and certain related accessories but excluding instant and digital cameras, except for products released by Polaroid Corporation ("Polaroid") into the distribution chain before August 26, 2002. The single-use camera license agreement expires on February 1, 2009 and provides for the payment of $3.0 million of minimum royalties to Polaroid, which will be fully credited against percentage royalties. As of July 1, 2007, we paid $2.5 million of the minimum royalties. The traditional film camera license agreement expires on January 31, 2009 and provided for a minimum royalty payment of $50,000 to Polaroid on or before October 31, 2006, which was fully credited against percentage royalties during the first year of the term ended January 31, 2007. There are no minimum guaranteed royalty payments under the traditional film camera license agreement after the first year of the term. As of July 1, 2006, our traditional film camera percentage royalties exceeded the minimum royalty amount. We believe that the loss of the Polaroid license could have a material adverse effect on our financial position and results of operations.

As part of our acquisition of Jenimage Europe GmbH ("Jenimage") in 2004, we entered into a twenty-year, worldwide trademark license agreement with Jenoptik AG for the exclusive use of the JENOPTIK brand name and trademark on non-professional consumer imaging products including, but not limited to, digital, single-use and traditional film cameras, and other imaging products and related accessories. The license provides for the payment of percentage royalties but does not require any minimum guaranteed royalty payments.

For further discussion of our license and royalty agreements, see Note 14, Commitments and Contingencies, "License and Royalty Agreements," in the Notes to Consolidated Financial Statements.

Manufacturing

We conduct all of our manufacturing in the PRC. Our vertically integrated manufacturing facilities include plastic injection molding of lenses and other parts, stamping and machining of metal parts, manufacturing of printed circuit boards ("PCBs"), assembly of PCBs using surface mount technology machinery and manual insertion, quality control, quality assurance, painting and final assembly and testing. In fiscal 2007, as a result of our previous restructuring plan, our manufacturing facility focused predominantly on the manufacture of high volume, low cost single-use cameras.

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

In addition, we outsource the manufacture of certain of our film cameras and other products.

Equipment, Components, Raw Materials and Products from Outsourced Manufacturers

We own the tools and equipment necessary to manufacture a significant number of our single-use camera products and components used in our single-use camera products. Manufacturers and suppliers located in the Far East and other parts of the world supply us with raw materials, components and finished products that we do not manufacture. We may experience a shortage of supply of, or a delay in, receiving certain components and products as a result of strong demand, capacity constraints, diminishing sources of supply or other problems experienced by our suppliers. Our net sales, gross profits and margins could be adversely affected if we encounter supplier issues and/or fail to manage supplier issues properly. See Item 1A, Risk Factors.

PRC Operations

Our operations are substantially dependent upon our manufacturing and assembly activities in the PRC. Our current processing agreement with the PRC governmental entities, which allows us to operate in the PRC, was renewed in October 2006 for an additional ten-year term until October 2016. See Item 2, Properties, for information on the leases and land use agreements related to our manufacturing facilities in the PRC.

In 2002, we established, registered and commenced operations of a wholly-owned foreign enterprise, Concord Camera (Shenzhen) Company Limited ("Concord Shenzhen"), which is a wholly-owned subsidiary of Concord Camera HK Limited ("CCHK"), pursuant to the laws of the PRC relating to enterprises with a sole foreign investor. The business license of Concord Shenzhen permits it to design, develop, manufacture and sell single-use, 35mm traditional film and digital cameras and camera components in the PRC and worldwide.

Trademarks and Patents

Our trademarks include, among others, CONCORD, CONCORD EYE Q, GO WIRELESS, FUN SHOOTER, EASYSHOT, LE CLIC, KEYSTONE, APEX and GOLDLINE for cameras sold in the United States and/or numerous foreign countries. We license the POLAROID trademark for exclusive use worldwide in connection with the manufacture, distribution, promotion and sale of single-use and traditional film cameras (excluding instant and digital cameras). We also license the JENOPTIK trademark for exclusive use worldwide for non-professional consumer imaging products and accessories (both digital and film-based). We own numerous patents, some of which are used in our current products.

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

New Business Initiatives

During fiscal 2005, we initiated a process to identify, assess, quantify and define new products and services potentially capable of increasing our sales and building a profitable business on a sustainable basis. With this objective, we evaluated opportunities that we had identified based on their industry attractiveness, competitive dynamics, channel compatibility and potential for providing a profitable business model. We conducted quantitative and qualitative research, during which we exposed various target audiences to our unique product concepts and obtained their feedback to inquiries regarding purchase intent, channel preference and price sensitivity.

We believe a market opportunity exists in the area of personal safety for products that provide peace-of-mind to a broad base of consumers at an affordable price. In August 2006, we introduced a new product, OnGuard Kids, a personal safety alert system for children aged five years and older that combines a fashionable digital watch with a 110 decibel emergency alarm signal that can easily be activated by children to call for help in an emergency. We are now marketing and selling the product to new and existing RSD consumers in the Americas and Europe.

Although the product is suitable for teen-agers and young adults, we are initially targeting the five to twelve-year-old market. Based on U.S. Census Bureau data, there are approximately 36 million children in the United States between the ages of five and thirteen years old.

Employee Relations

As of August 10, 2007, we had 108 employees, of whom 54, or 50.0% were located in Hong Kong, 7, or 6.5%, were located in Europe and 47, or 43.5%, were located in the Americas. We currently have one collective bargaining agreement covering one employee in France that has no stated expiration date. During fiscal 2007, pursuant to our agreements with PRC governmental entities, and based upon production demand, approximately 1,600 to 3,100 people worked in our PRC manufacturing facilities. We believe that our relationship with our employees and workers is satisfactory.

Financial Information about Geographic Areas

For financial information about geographic areas, see Note 18, Geographic Area and Significant Customer Information, in the Notes to Consolidated Financial Statements. The risks attendant to our foreign operations are described in Item 1A, Risks Factors, below.

Item 1A. Risk Factors.

You should carefully consider the following risks regarding our company. These and other risks could materially and adversely affect our business, results of operations or financial condition. You should also refer to the other information contained or incorporated by reference in this report.

We depend on third-party suppliers, and our net sales, gross profits and margins could be adversely affected if we encounter supplier issues and/or fail to manage supplier issues properly.

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

      o Supply shortages. We may experience a shortage of supply of, or a delay in receiving, certain components and products as a result of strong demand, capacity constraints, diminishing sources of supply or other problems experienced by suppliers. If shortages or delays occur or persist, the price of these components and products may increase, we may be exposed to quality issues or the components and products may not be available at all. We may not be able to secure enough components and/or products at reasonable prices or of acceptable quality to build, sell and distribute new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue, gross profits and margins could suffer as we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we may have to re-engineer and/or seek other sources for some components and products, resulting in additional costs, delays or insufficient supply of products for our customers. The number of film suppliers has diminished and we currently rely on our two major competitors in the single-use camera market to supply the majority of the film used in the manufacture of our single-use cameras. If either of these suppliers reduces or eliminates its supply of film to us and we are unable to secure film from alternative sources at reasonable prices or of acceptable quality, we will not be able to manufacture the quantities of single-use cameras necessary to fulfill our customer orders and our financial condition and results of operations would be materially adversely affected.

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

The warehousing and distribution services for our (i) United States and Latin American operations are handled from two distribution facilities operated by third-party service providers in San Pedro, California and Memphis, Tennessee; and (ii) European operations are currently handled from a distribution facility operated by a third-party service provider in the Netherlands and are being transitioned to a third-party distribution facility in the United Kingdom. Our products are prepared for shipment and shipped to our customers by such third-party service providers at these distribution facilities. Any failure by these third-party service providers to maintain a regular flow of products from us to our customers or any significant interruption in the business of these service providers or the operation of these distribution facilities due to natural disasters, accidents, system failures, work stoppages or other causes would have a material adverse effect on our business, financial condition and results of operations. Additionally, if the cost of these services increases, our gross profits and margins could suffer.

We face significant risks related to the single-use and 35mm traditional film camera markets.

Based upon available third-party market research data, the single-use camera market is in decline and the 35mm traditional film camera market is in significant decline and is expected to continue to decline further. See Item 1, Business, "Film Camera Market Trends," above. As discussed in this report, we are concentrating on increasing sales of our single-use camera products. There is no assurance, however, that our single-use camera sales will increase, or that, even if they do increase, that we will be profitable or that we will be able to maintain our market share in the single-use and 35mm traditional film camera markets.

The camera and photographic products industry is highly competitive.

As a manufacturer, marketer and distributor of single-use and 35mm traditional film cameras, we encounter intense competition from a number of companies, including, without limitation, Fuji, Kodak and other single-use camera manufacturers, each of which has or may have longer operating histories, more established markets, better brand recognition, more extensive facilities and, in some cases, greater resources than we have. Maintaining a competitive advantage against our competitors depends on our ability to develop and manufacture or purchase from outsourced manufacturers high quality cameras at the lowest cost and our ability to market and sell cameras profitably. These competitive pressures may result in decreased sales volumes, price reductions, and/or increased operating costs, such as for marketing and sales incentives, resulting in lower revenues, gross margins and income.

We are dependent on a small number of customers.

We have a small number of customers that represent a high percentage of our revenues. Our products are sold in very competitive markets. Our competitors may adopt more aggressive policies and devote greater resources to the development, promotion and sale of their products, which could result in a loss of sales or of customers. The loss of sales or of one or more of these important customers could have a material adverse effect on our business, results of operations and financial condition. The loss of Wal-Mart or Walgreens as customers would have a material adverse effect on our financial condition and results of operations.

We are exposed to credit risk associated with sales to our customers.

We sell a significant number of products to a small number of customers. Receivables arising from these sales are generally not collateralized. We monitor the creditworthiness of our customers and review outstanding receivable balances for collectibility on a regular basis and record provisions for doubtful accounts, sales allowances and sales returns, as necessary. If we are unable to collect or timely collect outstanding receivables from our customers or our customers seek protection from their creditors under the federal bankruptcy code or applicable foreign bankruptcy regulations, our business and results of operations may be materially adversely affected.

Our new business initiatives may not succeed.

During the normal course of our business, we evaluate, develop and implement various short-term and long-term business strategies such as our new business initiatives, discussed in Part II, Item 7, Managements Discussion and Analysis of Financial Condition and Results of Operations. These strategies required, and may continue to require, significant financial and human resources. There can be no assurance that any such strategies, if implemented, will be successful. The failure of such strategies could have a material adverse effect on our business.

We may not be able to identify and integrate future acquisitions.

We may pursue strategic acquisitions that we consider reasonable in light of the revenues and the results of operations we believe we will be able to achieve from these acquisitions, once combined and integrated with us. We compete for acquisitions with other industry competitors, some of which have greater financial and other resources than us. Increased demand for acquisitions may result in fewer acquisition opportunities for us as well as higher acquisition prices. Although we believe opportunities may exist for us to grow through acquisitions, we may not be able to identify and consummate acquisitions on acceptable terms. If we do acquire another company or companies, we may not be able to profitably manage and successfully integrate the acquired company or companies with our operations, sales and marketing efforts without substantial costs or delays. Acquisitions involve a number of potential risks, including the potential loss of customers and contracts, increased leverage and debt service requirements, combining disparate company cultures and facilities and operating in geographically diverse markets. An inability to identify and/or integrate future acquisitions may have a material adverse effect on our financial condition and results of operations.

Our internal control over financial reporting may be insufficient to detect in a timely manner misstatements that could occur in our financial statements in amounts that may be material.

We have previously identified material weaknesses in our internal control over financial reporting. We believe that all ten material weaknesses in our internal control over financial reporting that we identified as of July 2, 2005 were remediated as of June 30, 2007. We may, however, continue to experience significant deficiencies and material weaknesses in our internal control over financial reporting in the future, which, if not remediated, may render us unable to detect in a timely manner misstatements that could occur in our financial statements in amounts that may be material and which may require significant financial and human resources to address and remediate.

For a discussion of our remediation efforts, see Item 9A, Controls and Procedures, below and the periodic reports that we previously filed with the SEC.

We may not continue to meet NASDAQ listing standards regarding minimum per-share prices.

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

We cannot give investors in our common stock any assurance that we will be able to maintain compliance with the $1.00 per-share minimum price requirement for continued listing on NASDAQ or that our stock will not be de-listed by NASDAQ.

The market price of our common stock may fluctuate and/or continue to decline.

The stock markets have experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many companies and that often have been unrelated or disproportionate to the operating results of such companies. These broad market movements may adversely affect the market price of our common stock. In many instances, securities class action litigation has been instituted following periods of volatility in the market price of a company's securities. Such litigation was instituted against us, is currently being defended and could continue to result in substantial costs and a diversion of management's attention and resources, which could harm our business. See Item 3, Legal Proceedings, below and Note 15, Litigation and Settlements, in the Notes to Consolidated Financial Statements.

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

Our primary source of liquidity has been provided by our short-term investments, funds provided by the collection of accounts receivable and borrowing availability under our financing facilities. Our borrowing capacity under the import facility provided by The Hongkong and Shanghai Banking Corporation Limited ("HSBC") was reduced during calendar year 2005 from $24.0 million in January 2005 to $14.0 million in September 2005. In January 2006, the HSBC financing facilities were further reduced to an aggregate of approximately $8.2 million and we were required to provide cash deposits pledged as security in the amount of approximately $8.2 million against the facility, which we subsequently reduced during fiscal 2007 by $3.0 million to $5.2 million and obtained $3.0 million of alternative financing from two other Hong Kong-based financial institutions. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Hong Kong Financing Facilities," under the caption, "Liquidity and Capital Resources," for additional information on our financing facilities. Due to our recent losses, we may need to increase our reliance on financing facilities, whether through HSBC or other financial institutions and, as a result, we may face liquidity issues due to potential funding limits and debt service requirements imposed by lenders. Additionally, we may not be able to secure such financing on reasonable terms or at all. A significant increase in our indebtedness could increase our financing costs, interfere with our ability to operate our business effectively and have a material adverse effect on our financial condition and results of operations.

Our future income tax rates could increase and our tax positions may be challenged.

A number of factors will affect our income tax rate in the future, and the combined effect of these factors could result in an increase in our effective income tax rate as compared to our effective income tax rate in fiscal 2007. This potential increase in future effective income tax rates would adversely affect net income in future periods. We operate in different countries that have different income tax rates. Based upon our apportionment of income, our effective income tax rate could fluctuate. Changes in income tax laws in the United States or countries where we presently have operations may further limit our ability to utilize our net operating losses. Any further limitation on our ability to utilize our net operating losses could adversely affect our financial condition and results of operations.

During the fourth quarter of fiscal 2007, we reviewed certain tax positions of our German subsidiary in conjunction with a German tax audit. If all of these tax positions are not sustained following the audit, we preliminarily estimate that the potential taxes due to the German taxing authority could be up to $3.5 million in the aggregate. The actual tax amounts due, if any, are dependent upon the outcome of the audit and any negotiations or appeals related thereto. If these or other tax positions that we take are challenged and not sustained, our financial condition and results of operations could be materially adversely affected.

Our cost-reduction initiatives may not be successful.

As a result of our continued evaluation of our cost structure and the on-going strategic review process, we reduced certain costs including, among other things, employee costs as a result of our eliminating certain employee positions and reducing the size of our operations in the Americas, Europe and Asia. The expected benefits from these initiatives are subject to many estimates and assumptions, including, but not limited to, assumptions regarding (i) the amount and timing of cost reductions we can achieve; (ii) our ability to develop and maintain relationships with outsourced manufacturers for the design, co-development and purchase of our products; (iii) our ability to meet customer demands and fulfill customer service obligations; and (iv) the costs and timing of activities undertaken in connection with these initiatives. These estimates and assumptions are subject to significant economic, competitive and other uncertainties that are difficult to predict and beyond our control. If these assumptions are not realized, or if other unforeseen events occur, the initiatives may not be successful and our financial condition, results of operations and ability to compete could be adversely affected. See Note 16, Other Charges, in the Notes to Consolidated Financial Statements.

The termination of our processing agreement with the PRC would disrupt our operations.

Our operations are substantially dependent upon our ability to manufacture and assemble our products in the PRC. Our current processing agreement with the PRC governmental entities, which allows us to operate in the PRC, expires in October 2016. If, however, the agreement is terminated prior to its expiration and we cannot enter into an arrangement that will permit us to continue to operate in the PRC under similar terms and conditions, our financial condition, results of operations and ability to carry on our business could be materially adversely affected.

Most of our operations in the PRC are subject to regulation by local governmental agencies.

The continuing viability of our PRC agreements is critical to our business operations. We manufacture a large number of the components used in our cameras and assemble all of our own manufactured finished products at our facility in the PRC. During fiscal 2007, based upon production demand, we had approximately 1,600 to 3,100 workers at our manufacturing facility in the PRC either employed by our PRC subsidiary or provided through our agreements with various PRC government or quasi-government entities. We are responsible for their wages, food and housing and must comply with a variety of local labor and employee benefit laws covering these workers. While we believe we are in substantial compliance with applicable laws as currently enforced, these laws are subject to modification and interpretation by local governmental authorities. We cannot predict the effect of any future modifications to or strict enforcement of the existing laws. In addition, the termination or material modification of any of our agreements with the PRC governmental or quasi-government entities could have a material adverse impact on our financial condition and results of operations.

We are exposed to political, economic and other risks that arise from operating a multinational business.

We have significant operations outside the United States. We currently have operations in the Americas, Europe and Asia. Further, we obtain raw materials, components and finished camera products from foreign suppliers, particularly in Asia, and import into the PRC those materials, components and products obtained from suppliers outside of the PRC which may require certain approvals by the PRC, including but not limited to certificates, permits and licenses. Accordingly, our business is subject to the political, economic, regulatory and other risks that are inherent in operating in foreign countries. These risks include, but are not limited to:

      o the difficulty of ensuring that foreign suppliers and workers are complying with applicable laws, rules and regulation regarding manufacturing, safety and environmental standards;

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

      o inability to obtain approvals or authorizations necessary to import materials, components and/or products into our manufacturing facility or increased costs relating thereto;

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

If we determine it is necessary to relocate our manufacturing facilities from the PRC, or to another location within or outside of the PRC, due to confiscation, expropriation, nationalization, embargoes, governmental restrictions or for other regulatory, business and/or financial reasons, we would incur substantial operating and capital losses, including losses resulting from business interruption and delays in production. In addition, as a result of a relocation of our manufacturing equipment and other assets, we may incur relatively higher manufacturing costs, which could reduce sales and decrease the gross profits and margins on the products we manufacture. Relocation of our manufacturing operations could also result in disruption in the delivery of our products, which could, in turn, reduce demand for our products in the future.

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

Those claims for which legal proceedings have been initiated against us are discussed in Item 3, Legal Proceedings, and in Note 15, Litigation and Settlements, in the Notes to Consolidated Financial Statements. We have also received notifications from two entities, one of which was a significant customer, alleging that certain of our digital cameras infringe upon those entities' respective patents. We have engaged in discussions with these entities regarding resolution of the claims.

Based on our initial assessment of these two claims, infringement of one or more patents is probable if the patents are valid. Based upon the licensing discussions to date, we preliminarily estimate the potential royalties due to these two claimants for digital camera sales through June 30, 2007 to be between $0 and approximately $6.7 million in the aggregate. The actual royalty amounts, if any, for past and future sales are dependent upon the outcome of the negotiations. We have notified certain of our suppliers of our right to be indemnified by the suppliers in the event we are required to pay royalties or damages to either claimant. We are unable to reasonably estimate the amount of the potential loss, if any, within the range of estimates relating to these claims. Accordingly, no amounts have been accrued related to these claims as of June 30, 2007. If these and other claims are determined to be valid, our financial condition and results of operations could be materially adversely affected.

Our ability to manufacture and sell single-use cameras is substantially dependent on our licensing agreement with Fuji.

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

The loss of our licensing agreement with Polaroid could impact our sales.

We currently market and sell our branded single-use and 35mm traditional film camera products under the Polaroid brand name pursuant to license agreements with Polaroid which expire on February 1, 2009 and January 30, 2009, respectively. If either license agreement is terminated prior to its expiration or if we are unable to renew the license agreements upon their expiration, our sales volumes and/or prices will decrease, resulting in lower revenues, gross margins and income and our financial condition and results of operations would be materially adversely affected.

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

The PRC government announced on July 21, 2005 that its currency will no longer be pegged to the U.S. Dollar. Instead, the exchange rates for the Chinese Yuan, or Renminbi, will be determined by a basket of foreign currencies and continues to fluctuate. Currently, we generate nominal net sales valued in Renminbi. Net sales recorded in Hong Kong are denominated in Hong Kong Dollars, the exchange rate of which has not been affected by the Yuan revaluation and is still pegged to the U.S. Dollar. Significant fluctuations in the exchange rates on the currency revaluation could have a materially adverse effect on our financial position and results of operations.

The interest rate related to our Hong Kong financing facilities provided by HSBC and other Hong-Kong based financial institutions is based on a spread over the Hong Kong Interbank Offered Rate on import loans denominated in Hong Kong Dollars and over the U.S. Prime Rate, London Interbank Offered Rate or the Singapore Interbank Offered Rate on import loans denominated in other currencies. A significant change in these rates could have an adverse effect on our business, financial condition and results of operations. Currently, we are not utilizing any interest rate protection agreements to limit our exposure to this risk.

We are dependent on a small group of key personnel.

Our business is managed by a small number of key management and operating personnel. The loss of key management and operating personnel could have a material adverse impact on our business. We believe our future success will depend in large part on our continued ability to attract highly skilled and qualified personnel. Competition for such personnel is intense. We may not be able to hire the necessary personnel to implement our business strategies, or we may need to pay higher compensation for employees than currently budgeted and/or anticipated in the future. Our inability to attract and retain such personnel could limit our growth and affect our financial condition and results of operations.

International trade restrictions could adversely affect our business and growth.

The United States, the PRC, Hong Kong, the European Union or other countries where we do business may impose trade restrictions that could adversely affect our operations. In addition, the United States is currently monitoring various PRC practices, including trade, investment and government procurement, as well as the PRC's compliance with various multilateral and bilateral agreements. We cannot predict whether the United States will take future trade actions against the PRC that may result in increased tariffs against PRC products, including products that we import into the United States.

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

In the event of another outbreak of severe acute respiratory syndrome, or SARS, or some other disease or health-related issue, our facilities and/or the facilities of our outsourced manufacturers, suppliers and service providers located in Hong Kong, the PRC and other parts of the world could be quarantined, temporarily closed and/or disrupted. If such an outbreak occurs, it could delay or prevent us from developing new products or manufacturing, testing or shipping our current or future products, and may require us to find other providers of such services and/or products, which may be unavailable or more expensive. Further, if a SARS or other disease outbreak or other health-related issue has an adverse impact on the businesses of our customers, it could reduce the size and/or frequency of our customers' purchases, which could adversely impact our results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

In Hollywood, Florida, we lease approximately 20,000 square feet of office space. The lease expires on January 31, 2014. As of August 1, 2006, we sublet approximately 5,500 square feet of our office space and are currently occupying approximately 14,500 square feet.

In Hong Kong, we own approximately 6,600 square feet of office space occupying one floor, lease approximately 6,600 square feet of office space occupying one floor under a lease expiring in November 2009 and lease a warehouse comprised of approximately 1,760 square feet under a lease expiring November 30, 2007. The office space we own is collateralized by a mortgage in favor of a certain financing facility. For more information on the financing facility, see Note 7, Short-Term Borrowings and Financing Facilities, in the Notes to the Consolidated Financial Statements. The land on which the office building is situated is subject to a governmental ground lease that will expire in 2047.

We also lease office space in the United Kingdom. The leases for office space in France, Germany and Japan were terminated as of May 31, 2007, December 15, 2006 and September 29, 2006, respectively.

In the PRC, we own manufacturing facilities in the Longgang District of Shenzhen and we lease several employee dormitories and warehouse space. The size of the entire facility is approximately 600,000 square feet. Pursuant to land use agreements entered into with certain PRC governmental entities, we obtained the title and rights to use approximately eight acres of land for factory buildings, dormitories and related ancillary buildings. Under the land use agreements, we have the right to use the land through September 22, 2038. At the end of the term, a PRC governmental entity will own the facilities and we may have the right to extend the usage term of the land and improvements at then prevailing terms.

We also lease a 13,700 square feet warehouse in Fort Lauderdale, Florida that we previously used to warehouse and distribute products. We sublet this space to a subtenant through the expiration of the lease in January 2009.

We believe that our facilities will be adequate to meet our requirements at least through fiscal 2008 and that suitable additional or substitute space will be available if needed.

Item 3. Legal Proceedings.

In July 2002, a class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be holders of the Company's Common Stock. In January 2003, an amended class action complaint (the "Amended Complaint") was filed adding certain of the Company's current and former directors as defendants. On August 27, 2004, the court dismissed the claims against the newly added current and former directors. On September 8, 2005, the court granted the plaintiffs' motion for class certification and certified as plaintiffs all persons who purchased the Common Stock between January 18, 2001 and June 22, 2001, inclusive, and who were allegedly damaged thereby (the period January 18, 2001 through June 22, 2001 hereinafter referred to as the "Class Period"). The allegations remaining in the Amended Complaint were centered around claims that the Company failed to disclose, in periodic reports it filed with the SEC and in press releases it made to the public during the Class Period regarding its operations and financial results, that a large portion of its accounts receivable was represented by a delinquent and uncollectible balance due from then customer, KB Gear Interactive, Inc. ("KB Gear"), and that a material portion of its inventory consisted of customized components that had no alternative usage. The Amended Complaint claimed that such failures artificially inflated the price of the Common Stock. The Amended Complaint sought unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. On October 13, 2006, a Stipulation of Settlement was filed with the court and on January 26, 2007, the court issued a Final Judgment and Order of Dismissal approving the settlement set forth in the Stipulation of Settlement and dismissing the case with prejudice. The Company sought coverage from its insurance carrier for this lawsuit under its directors and officers liability insurance policy. The settlement amount is within the policy limits and was approved and paid by the Company's insurance carrier. On September 17, 2002, the Company was advised by the staff of the SEC that it was conducting an informal inquiry related to the matters described above and requested certain information and materials related thereto. On October 15, 2002, the staff of NASDAQ also requested certain information and materials related to the matters described above and to matters related to the previously reported embezzlement of Company funds by a former employee, uncovered in April 2002. The Company provided the requested information to the staff of the SEC and NASDAQ and has not received any further communication from the staff of the SEC with respect to the informal inquiry or from NASDAQ with respect to its request since the Company last responded in February 2003.

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

(ii) the departure from the Company of the aforementioned former officer defendant until several months after his departure; and (iii) that Eastman Kodak Company ("Kodak") had notified the Company that it would stop purchasing cameras from the Company under its two design and manufacturing services ("DMS") contracts with the Company due to the Company's alleged infringement of Kodak's patents. The Amended Complaint also alleged that the Company improperly recognized revenue contrary to generally accepted accounting principles due to an alleged inability to reasonably estimate digital camera returns. The Amended Complaint claimed that such failures artificially inflated the price of the Common Stock. The Amended Complaint sought unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The Company has reached an agreement in principle with the plaintiffs on the settlement of this lawsuit. The settlement is subject to the negotiation and execution of a mutually agreeable settlement agreement and approval by the class shareholders and the court. The Company has sought coverage from its insurance carrier for this lawsuit under its directors' and officers' liability insurance policy and the insurance carrier is defending the action under a reservation of rights. The agreed upon pending settlement amount is within the policy limits and the insurance carrier has agreed to pay such amount. Although the Company believes the settlement will be consummated and approved by the court, the Company cannot guarantee this result and if the lawsuit continues and is adversely determined, the Company's ultimate liability, which could be material, cannot be ascertained. In a letter dated November 19, 2004, the Company was advised by the staff of the SEC that it is conducting an investigation related to the matters described above. The Company has provided the requested information to the staff of the SEC and has not received any further communication from the SEC with respect to its request since the Company last responded in May 2005.

On November 16, 2004, a shareholder derivative suit was filed against certain of the Company's current and former officers and directors, and the Company as a nominal defendant, in the United States District Court for the District of New Jersey by an individual purporting to be a holder of the Company's Common Stock. The complaint alleged that the individual defendants breached their duties of loyalty and good faith by causing the Company to misrepresent its financial results and prospects, resulting in the class action complaints described in the immediately preceding paragraph. The complaint sought unspecified damages, repayment of salaries and other remuneration from the individual defendants, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. In March 2005, the court granted a motion by the individual defendants and the Company to transfer the action to the United States District Court for the Southern District of Florida where the related class action suit is currently pending. In May 2005, the court consolidated this case with the related class action suit for discovery purposes only. Although the Company believes this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate effect on the Company, which could be material, cannot be ascertained. The Company has sought coverage from its insurance carrier for this lawsuit under its directors' and officers' liability insurance policy, and the insurance carrier is defending the action under a reservation of rights.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on the NASDAQ Stock Market LLC under the symbol "LENS" since July 12, 1988. The following table shows, for each quarter in fiscal 2007 and fiscal 2006, the high and low sales prices per share of our common stock as reported by the NASDAQ Global Market.

On October 26, 2006, our Board of Directors approved, without action by the shareholders, a Certificate of Amendment to our Certificate of Incorporation to implement a one-for-five split of our common stock with an effective date of November 21, 2006. All shares of common stock and per-share and related stock option amounts have been retroactively adjusted for the reverse stock split in the accompanying financial tables and selected financial data.

         Quarter Ended                    High       Low
         -------------                    ----       ---
         June 30, 2007                   $4.88      $3.97

         March 31, 2007                  $5.40      $4.28

         December 30, 2006               $5.00      $2.20

         September 30, 2006              $3.35      $2.10

         July 1, 2006                    $5.95      $3.05

         April 1, 2006                   $6.60      $5.10

         December 31, 2005               $7.10      $5.00

         October 1, 2005                 $8.00      $5.80

On September 5, 2007, the last reported sale of our common stock as reported on the NASDAQ Global Market was $3.38 per share. According to the records of our transfer agent, there were 949 shareholders of record of Concord's common stock at September 5, 2007. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividend Policy

The Company has never declared or paid any cash dividends and does not presently intend to pay cash dividends on our common stock in the future.

Stock Repurchase

We did not repurchase any of our shares during fiscal 2007.

Comparative Stock Performance

The following graph and table compare the cumulative total shareholder return in U.S. dollars on our common stock for the years ended June 30, 2002 through June 30, 2007 with The NASDAQ Stock Market LLC - U.S. Index and a seven-company peer group based on SIC Code 3861 (Photographic

Equipment and Supplies) for the same periods. The graph and table assume an investment of $100 in our common stock, in the NASDAQ Index and in the peer group on June 30, 2002 and the reinvestment of all dividends. The peer group cumulative total return is calculated on a weighted average basis. The stock performance shown is not intended to forecast, and may not be indicative of, future stock performance.

                                [GRAPHIC OMITTED]

                                                     6/02          6/03           6/04          6/05           6/06           6/07
                                                     ----          ----           ----          ----           ----           ----
                                                                                      (dollars)
Concord Camera Corp.                                 $100        $136.44        $ 64.69        $ 24.50        $ 12.55        $ 17.84
Nasdaq Stock Market - U.S. Index                     $100        $110.23        $135.64        $133.12        $140.91        $170.78
Peer Group Index                                     $100        $111.43        $130.21        $130.84        $170.93        $211.45

Item 6. Selected Financial Data.

(Dollars in thousands, except per share data)

                                                                                 As of and for the
                                                                                Fiscal Years Ended
                                                   -----------------------------------------------------------------------------
STATEMENT OF                                        June 30,         July 1,          July 2,          July 3,          June 28,
OPERATIONS DATA:                                     2007             2006             2005             2004             2003
                                                   ---------        ---------        ---------        ---------        ---------
Net sales                                          $  86,653        $ 137,529        $ 174,348        $ 203,132        $ 189,783

Cost of products sold                                 77,452          122,928          180,130          188,954          153,532
                                                   ---------        ---------        ---------        ---------        ---------

Gross profit (deficit)                                 9,201           14,601           (5,782)          14,178           36,251

Operating expenses                                    22,584           34,873           39,794           43,426(b)        30,421(a)
                                                   ---------        ---------        ---------        ---------        ---------

Operating (loss) income                              (13,383)         (20,272)         (45,576)         (29,248)           5,830

Interest expense                                         336              374              931              715            1,230

Other income, net                                     (1,999)          (1,142)          (1,770)            (500)          (2,372)
                                                   ---------        ---------        ---------        ---------        ---------

(Loss) income before income taxes
   and extraordinary item                            (11,720)         (19,504)         (44,737)         (29,463)           6,972

Provision for income taxes                                 6              107              186            7,537              569
                                                   ---------        ---------        ---------        ---------        ---------

(Loss) income before extraordinary item              (11,726)         (19,611)         (44,923)         (37,000)           6,403

Extraordinary gain                                        --               --               --            5,778(c)            --
                                                   ---------        ---------        ---------        ---------        ---------

Net (loss) income                                  $ (11,726)       $ (19,611)       $ (44,923)       $ (31,222)       $   6,403
                                                   =========        =========        =========        =========        =========

Net (loss) income per common share:

Basic and diluted:

(Loss) income before extraordinary item            $   (1.99)(d)    $   (3.36)(d)    $   (7.70)(d)    $   (6.45)(d)    $    1.15(d)

Extraordinary gain                                        --               --               --             1.00(d)            --
                                                   ---------        ---------        ---------        ---------        ---------

(Loss) income per common share                     $   (1.99)       $   (3.36)       $   (7.70)       $   (5.45)       $    1.15
                                                   =========        =========        =========        =========        =========

BALANCE SHEET DATA:

                                                                                     As of and for the
                                                                                     Fiscal Years Ended

                                                       June 30,          July 1,           July 2,          July 3,         June 28,
                                                         2007              2006             2005             2004             2003
                                                       --------         ---------         --------         --------         --------
Working capital                                        $ 39,019         $  46,843         $ 61,761         $100,603         $121,077
                                                       ========         =========         ========         ========         ========

Total assets                                           $ 82,504         $ 104,742         $146,756         $189,517         $205,814
                                                       ========         =========         ========         ========         ========

Total debt                                             $  2,756         $      --         $  2,936         $  9,170         $     --
                                                       ========         =========         ========         ========         ========

Total stockholders' equity                             $ 51,644         $  62,967         $ 82,303         $127,125         $156,828
                                                       ========         =========         ========         ========         ========

(a) Includes $0.9 million of variable stock-based compensation expense. For further discussion, see Note 1 and Note 11, Description of Business and Summary of Significant Accounting Policies and Stock Option Plans, respectively, in the Notes to Consolidated Financial Statements.

(b) Includes $0.7 million of variable stock-based compensation income. For further discussion, see Note 1 and Note 11, Description of Business and Summary of Significant Accounting Policies and Stock Option Plans, respectively, in the Notes to Consolidated Financial Statements.

(c) Represents the excess of estimated fair value of net assets acquired over cost (negative goodwill) for the Jenimage acquisition.

(d) On October 26, 2006, our Board of Directors approved, without action by the shareholders, a Certificate of Amendment to our Certificate of Incorporation to implement a one-for-five split of our common stock with an effective date of November 21, 2006. All issued shares of our common stock (including treasury shares and shares held in trust) and per-share and related stock option amounts have been retroactively adjusted for the reverse stock split in the accompanying selected financial data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with Item 6, Selected Financial Data and our audited consolidated financial statements and the related notes included in Item 8, Financial Statements and Supplementary Data. In addition to historical information, this discussion contains forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. See our cautionary language preceding Item 1, Business, of this report regarding these statements. Our actual results could differ materially from those discussed here. See Item 1A, Risk Factors, for factors that could cause future results to differ materially.

References to fiscal 2007, fiscal 2006 and fiscal 2005 in this section are to fiscal years ended June 30, 2007, July 1, 2006 and July 2, 2005, respectively.

                                    OVERVIEW

We market and sell easy-to-use single-use and 35mm traditional film cameras. We design, develop, manufacture and assemble most of our single-use cameras and certain of our 35mm traditional film cameras at our manufacturing facilities in the Peoples Republic of China ("PRC") and outsource the manufacture of certain of our single-use and our 35mm traditional film cameras. In fiscal 2006, we significantly de-emphasized the sale of digital cameras. Digital camera sales in fiscal 2007 were not material and we do not expect digital camera sales in fiscal 2008. We sell our private label and brand-name products to our customers worldwide either directly or through third-party distributors.

Executive Summary

Year-over-Year Results of Operations

Our operating loss in fiscal 2007 decreased $6.9 million to $(13.4) million as compared to an operating loss of $(20.3) million for fiscal 2006.

The decrease in our operating loss year-over-year is primarily related to decreases in selling, general and administrative expense. Year-over-year selling expenses decreased by $4.8 million due to (i) lower selling-related employee compensation costs in the amount of $2.4 million net of severance charges resulting from the elimination of certain positions in connection with our cost reduction initiatives; and (ii) lower freight and royalty costs in the amount of $1.3 million and $1.1 million, respectively, as a result of a decrease in year-over-year net sales and certain other costs. Year-over-year general and administrative ("G&A") expenses decreased by $7.5 million primarily due to (i) a decrease in employee compensation costs of $3.9 million net of severance costs as a result of the elimination of certain positions in connection with our cost-reduction initiatives; (ii) lower professional fees in the amount of $1.1 million related to our internal control remediation efforts and $0.6 million of certain other professional fees; (iii) a decrease in amortization and depreciation expense of $1.4 million due primarily to a year-over-year reduction in long-lived assets and property, plant and equipment asset balances resulting from prior year reductions in carrying values; and (iv) a net reduction of certain other costs totaling $0.5 million.

Although we experienced decreases in our year-over-year selling, general and administrative expenses of $12.3 million, our gross profit for fiscal 2007 decreased by $5.4 million as compared to our gross profit for fiscal 2006. The decrease in the gross profit for fiscal 2007 was primarily due to unfavorable manufacturing material, labor and overhead cost variances of $5.4 million, unanticipated air freight costs of $1.1 million partially offset by improved average gross margin percentages due to a change in our product mix totaling $1.1 million.

Fiscal 2007 Results of Operations

Although we significantly reduced our operating loss by $6.9 million, or 34.0%, in fiscal 2007 as compared to fiscal 2006, we still recorded an operating loss of $(13.4) million during fiscal 2007.

Factors contributing to the fiscal 2007 operating loss were:

      1. Insufficient Net Sales and Related Gross Profit to Fully Absorb Non-Manufacturing Overhead Costs;

      2.    Unfavorable Manufacturing Material, Labor and Overhead Cost
            Variances;

      3.    Unanticipated Air Freight Costs; and

      4.    Internal Control Remediation Costs.

1. Insufficient Net Sales and Related Gross Profit to Fully Absorb Non-Manufacturing Overhead Costs

During fiscal 2007, we experienced a significant decrease in net sales and related gross profit resulting in insufficient gross profit to fully absorb our non-manufacturing overhead costs. This net sales and related gross profit reduction contributed approximately $7.4 million to the operating loss.

2. Unfavorable Manufacturing Material, Labor and Overhead Cost Variances

During fiscal 2007, we experienced unfavorable manufacturing material, labor and overhead cost variances of $4.1 million primarily attributable to lower than anticipated production volume during the period.

3. Unanticipated Air Freight Costs

During the fourth quarter of fiscal 2007, we experienced a temporary shortage of camera film which affected the production schedule of our single-use and 35mm traditional film cameras. As a result of this film shortage and its impact on our production schedule, certain of our products were shipped by air from Asia to the United States in order to meet our customers' delivery schedules. Due to this unanticipated usage of air freight, we incurred an additional $1.1 million in freight costs.

4. Internal Control Remediation Costs

During fiscal 2007, we recorded charges of $0.8 million related to internal control costs incurred in connection with the remediation of certain previously disclosed material weaknesses in our internal control over financial reporting.

We continue to take action and to review our strategies, including and relating to: (i) acquisition of new single-use and 35mm traditional film camera customers, (ii) potential new business initiatives and (iii) implementation of additional cost reductions related to worldwide overhead costs. There can be no assurances that implementing any such strategies will successfully reverse our losses, increase our revenues, decrease our costs or improve our results of operations. See Item 1, Business, for more information regarding our new business initiatives.

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

Provision for Doubtful Accounts

We establish a provision for doubtful accounts based on our assessment of the collectibility of specific customer accounts and the aging of accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual amounts of recoverability are lower than our historical experience, our estimates of the recoverability of amounts owed to us could be adversely affected.

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

Deferred Income Taxes

The deferred income tax asset valuation allowance is based on our assessment of the realizability of our deferred income tax assets on an ongoing basis and may be adjusted from time to time as necessary. In determining the valuation allowance, we have considered future taxable income and the feasibility of tax planning initiatives and strategies. We have a full valuation allowance on all of our deferred income tax assets as of June 30, 2007 and July 1, 2006. Should we determine that it is more likely than not that we will realize certain of our deferred income tax assets in the future, an adjustment would be required to reduce the existing valuation allowance and increase income. Alternatively, if we determine that we would not be able to realize a recorded deferred income tax asset, an adjustment to increase our valuation allowance would be charged to the results of operations in the period in which we reach such a conclusion.

Impairment of Long-Lived and Other Assets

Periodically, we review our long-lived assets for impairment. We record an impairment loss when indications of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying values. Since we incurred significant operating losses in fiscal 2006 and fiscal 2007, a potential impairment indicator, we performed an impairment test of our long-lived and other assets as of June 30, 2007 by summarizing the undiscounted cash flows expected to result from the use and eventual sale of our long-lived and other assets. If the carrying value of the assets exceed the estimated undiscounted cash flows, we record an impairment charge to the extent the carrying value of long-lived asset exceeds its fair value. We determine fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analyses of discounted cash flows or external appraisals. Assets reviewed included patents, prepaid amounts related to licensing and royalty agreements and property, plant and equipment. See Note 5, Property, Plant and Equipment, Net and Note 16, Other Charges, in the Notes to Consolidated Financial Statements.

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

                              RESULTS OF OPERATIONS

Fiscal 2007 Compared to Fiscal 2006

Net Sales

Net sales for fiscal 2007 were $86.7 million, a decrease of $50.8 million, or 37.0%, as compared to net sales for fiscal 2006. The decrease in net sales was due primarily to a decrease in sales of digital cameras in fiscal 2007 attributable to our decision in fiscal 2006 to de-emphasize digital camera sales and to a lesser extent, a reduction in 35mm traditional film camera sales and in single-use camera sales.

Net sales from our operations in the Americas for fiscal 2007 were $66.8 million, a decrease of $21.4 million, or 24.3%, as compared to fiscal 2006. The decrease in net sales was due primarily to a reduction in sales of single-use cameras, 35mm traditional film cameras and digital cameras.

Net sales from our operations in Europe for fiscal 2007 were $15.1 million, a decrease of $33.4 million, or 68.9%, as compared to fiscal 2006. The decrease was primarily due to reduced digital camera sales attributable to our decision in fiscal 2006 to de-emphasize sales of digital cameras and, to a lesser extent, 35mm traditional film cameras, partially offset by an increase in single-use cameras.

Net sales from our operations in Asia for fiscal 2007 were $4.8 million, an increase of $4.0 million, or 500.0%, as compared to fiscal 2006. The increase in net sales in Asia was due to an increase in sales of single-use cameras in Japan.

See Note 18, Geographic Area and Significant Customers, in the Notes to Consolidated Financial Statements.

Gross Profit (Deficit)

Gross profit for fiscal 2007 was $9.2 million, or 10.6% of net sales, versus gross profit of $14.6 million, or 10.6 % of net sales, in fiscal 2006. The decrease in the gross profit for fiscal 2007 was primarily due to unfavorable manufacturing material, labor and overhead cost variances of $5.4 million and unanticipated air freight costs of $1.1 million, partially offset by improved gross margin percentages due to a change in our product mix totaling $1.1 million.

Product engineering, design and development costs for fiscal 2007 and fiscal 2006, in dollars and as a percentage of net sales, were $2.5 million, or 2.9%, and $3.8 million, or 2.8%, respectively.

Operating Expenses

Selling expenses for fiscal 2007 were $9.1 million, or 10.5% of net sales, compared to $13.9 million, or 10.1% of net sales, for fiscal 2006. The decrease of $4.8 million was primarily due to a reduction in selling-related employee compensation costs of $2.4 million including a year-over-year increase in other charges of $0.1 million, resulting from the elimination of certain positions in connection with our cost-reduction initiatives and a reduction in freight and royalty costs in the amounts of $1.3 million and $1.1 million, respectively, as a result of the decrease in year-over-year net sales.

General and administrative expenses for fiscal 2007 were $13.5 million, or 15.6% of net sales, compared to $21.0 million, or 15.3% of net sales, for fiscal 2006. The decrease of $7.5 million in general and administrative expenses in fiscal 2007 was primarily due to a reduction in employee compensation costs of $3.9 million, including a year-over-year decrease in other charges of $2.2 million, resulting from the elimination of certain positions in connection with our fiscal 2006 cost-reduction initiatives, a reduction in professional fees of $1.1 million related to our internal control remediation efforts and $0.6 million of certain other professional fees, and a decrease in amortization and depreciation of long-lived assets and expense of $1.4 million due primarily to a year-over-year reduction in property, plant and equipment asset balances resulting from the prior year's reductions in carrying values, and a net reduction totaling $0.5 million of certain other costs. For further discussion, see Note 16, Other Charges, in the Notes to Consolidated Financial Statements.

Share-Based Compensation Expenses

During fiscal 2007 and fiscal 2006, we recorded approximately $61,000 and $275,000, respectively, of share-based compensation expenses. We consider all of our share-based compensation as a component of general and administrative expenses. In addition, no amount of share-based compensation expense was capitalized as part of capital expenditures or inventory for the periods presented. For further discussion, see Note 11, Share-Based Compensation, in the Notes to the Consolidated Financial Statements.

Interest Expense

Interest expense decreased to $0.3 million in fiscal 2007 as compared to $0.4 million in fiscal 2006. The decrease of $0.1 million was the result of the reduction in the interest expense associated with the amortization of intangible assets.

Other Income, Net

Other income, net was $2.0 million and $1.1 million for fiscal 2007 and fiscal 2006, respectively. The increase was primarily attributable to an increase in investment income and higher interest rates on the invested balances during fiscal 2007 as compared to fiscal 2006, See Note 1, Description of Business and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

Income Taxes

We recorded a provision for income taxes of $6,000 and $0.1 million in fiscal 2007 and fiscal 2006, respectively. The fiscal 2007 income tax provision relates primarily to income tax liabilities incurred for state and federal tax liabilities.

As a result of current and prior year losses realized by our foreign subsidiaries, the foreign subsidiaries have an accumulated earnings deficit of approximately $44.3 million as of June 30, 2007. Although, we have an accumulated earnings deficit related to most of our foreign subsidiaries, certain of our foreign subsidiaries have undistributed earnings. Historically, we do not provide for U.S. federal and state income taxes on such undistributed earnings based on the re-investment of such earnings outside the United States.

As of June 30, 2007, we had net operating loss carryforwards for U.S. federal tax purposes of approximately $18.2 million. The net operating loss carryforwards are scheduled to expire between 2010 and 2027. The U.S. net operating loss carryforwards include a portion arising from the exercise of stock options and will be credited to additional paid-in capital when the related tax benefit is realized.

Additionally, we have approximately $53.9 million of net operating loss carryforwards related to our foreign operations, of which $48.5 million relates to Hong Kong. A significant portion of these net operating loss carryforwards have no expiration dates.

In fiscal 2007, management evaluated the realizability of our deferred income tax assets. As part of assessing the realizability of our deferred income tax assets, management evaluated whether it is more likely than not that some portion, or all, of our deferred income tax assets, will be realized. The realization of U.S., Europe and Hong Kong deferred income tax assets relates directly to our tax planning initiatives and strategies for U.S. federal and state, Europe and Hong Kong tax purposes. In fiscal 2007, based on all the available evidence, management determined that it is not more likely than not that our deferred income tax assets will be fully realized. Accordingly, we recorded a full valuation allowance against all of our deferred income tax assets in fiscal 2007. Historically, we have recorded a full valuation allowance against all of our deferred tax assets in each fiscal year subsequent to and including fiscal 2005. For fiscal 2007 and fiscal 2006, our effective tax rate was 0 % and 0.6%, respectively. Our future effective tax rate will depend on the apportionment between foreign and domestic taxable income and losses, the statutory rates of the related tax jurisdictions, results of pending tax audits and any changes to the valuation allowance.

For further discussion, see Note 1and Note 13, Description of Business and Summary of Significant Accounting Policies and Income Taxes, respectively, in the Notes to Consolidated Financial Statements.

Net Loss

We incurred a net loss of $(11.7) million, or $(1.99) per common share, for fiscal 2007 as compared to a net loss of $(19.6) million, or $(3.36) per common share, for fiscal 2006.

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

See Note 18, Geographic Area and Significant Customers, in the Notes to Consolidated Financial Statements.

Gross Profit (Deficit)

Gross profit for fiscal 2006 was $14.6 million, or 10.6% of net sales, versus gross (deficit) of $(5.8) million, or 3.3% of net sales, in fiscal 2005. During fiscal 2006, gross profit, in dollars and as a percentage of net sales, was positively affected by the following factors: (i) a reduction of $7.1 million in charges to reduce the carrying value of certain finished goods and return camera inventory below their cost basis to their estimated net realizable market value resulting from price declines, and (ii) lower product design costs and reduced under-absorption of manufacturing labor and overhead of $4.6 million and $6.6 million, respectively; and was negatively affected by (i) negative gross profit margins on the sales of digital cameras and (ii) no gross profit on the sales of certain digital cameras whose carrying values were lowered in fiscal 2005 and fiscal 2006. Since we lowered the carrying value of certain digital inventory in the fiscal 2005 and fiscal 2006 periods, sales of such digital inventory in future periods will result, on average, in a nominal gross profit margin.

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

As a result of current and prior year losses realized by our foreign subsidiaries, the foreign subsidiaries have an accumulated earnings deficit of approximately $37.9 million as of July 1, 2006. Although we have an accumulated earnings deficit related to most of our foreign subsidiaries, certain of our foreign subsidiaries have undistributed earnings. Historically, we do not provide for U.S. federal and state income taxes on such undistributed earnings based on the re-investment of such earnings outside the United States.

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

For further discussion, see Note 1 and Note 13, "Description of Business and Summary of Significant Accounting Policies" and "Income Taxes," respectively, in the Notes to Consolidated Financial Statements.

Net Loss

We incurred a net loss of $(19.6) million, or $(3.36) per common share, for fiscal 2006 as compared to a net loss of $(44.9) million, or $(7.70) per common share, for fiscal 2005.

Cost-Reduction Initiatives

We continue to evaluate our cost structure and implement cost-reduction initiatives as appropriate. During fiscal 2007, cost-reduction initiatives included, among other things, the elimination of certain employee positions. As a result, during fiscal 2007, we recorded total charges of $0.9 million related to severance costs for the elimination of certain employee positions.

During the fourth quarter of fiscal 2006, we began implementing an operating strategy designed to significantly de-emphasize the sale of digital cameras and increase our focus on the sales of single-use and 35mm traditional film cameras. In connection with this strategy, we realigned our operations in Europe, including ceasing our operations in France and Germany. As a result of the France and Germany office closures, in fiscal 2007, we recorded charges of approximately $0.4 million for severance costs. In addition, as a result of the de-emphasis of digital camera sales, we reduced our outsourcing organization in Asia and recorded a total of $0.1 million for employee severance costs. We also recorded impairment charges totaling $1.8 million related to the impairment of certain long-lived assets that included a reduction in the carrying value of a license used primarily in the branding of digital cameras and certain machinery held for sale in the amounts of $1.0 million and $0.8 million, respectively.

Table I -- Other Charges Liability reconciles the beginning and ending balances of the other charges liability.

(in thousands)

Other Charges Liability

                                                               Severance           Retention            Leases               Total
                                                               ---------           ---------            ------               -----
Balance as of July 2, 2005                                      $   190             $   129             $    --             $   319
                                                                -------             -------             -------             -------
Charges                                                           1,630                 177                  --               1,807
Reversals                                                            --                 (24)                 --                 (24)
Payments                                                           (645)               (275)                 --                (920)
                                                                -------             -------             -------             -------
Balance as July 1, 2006                                         $ 1,175             $     7                  --             $ 1,182
                                                                -------             -------             -------             -------
Charges                                                             943                   9                  26                 978
Reversals                                                           (44)                 (7)                 (1)                (52)
Payments                                                         (1,838)                 --                 (25)             (1,863)
                                                                -------             -------             -------             -------
Balance as June 30, 2007                                        $   236             $     9             $    --             $   245
                                                                =======             =======             =======             =======

Table II -- Other Charges presents the related expenses and their classification in the consolidated statements of operations.

(in thousands)

                                                                                 Long-Lived
                                                                                   Asset
Other Charges                                         Severance     Retention    Impairment     Leases       Total
-------------                                         ---------     ---------    ----------     ------       -----
Fiscal 2007
-----------
Cost of products sold                                   $  341       $   --        $   --       $   --       $  341
Selling expense                                            470           (7)           --           16          479
General and administrative expense                          88            9            --            9          106
                                                        ------       ------        ------       ------       ------
Total                                                   $  899       $    2        $   --       $   25       $  926
                                                        ======       ======        ======       ======       ======

Fiscal 2006
-----------
Cost of products sold                                   $   29       $   96        $  788       $   --       $  913
Selling expense                                            357           14            --           --          371
General and administrative expense                       1,244           43         1,039           --        2,326
                                                        ------       ------        ------       ------       ------
Total                                                   $1,630       $  153        $1,827       $   --       $3,610
                                                        ======       ======        ======       ======       ======

Fiscal 2005
-----------
Cost of products sold                                   $   --       $  142        $   --       $   --       $  142
Selling expense                                            107           47            --           --          154
General and administrative expense                         153          147            --           --          300
                                                        ------       ------        ------       ------       ------
Total                                                   $  260       $  336        $   --       $   --       $  596
                                                        ======       ======        ======       ======       ======

As a result of the cost-reduction initiatives implemented in fiscal 2006 and fiscal 2007, we expect to make cash payments totaling $0.2 million during fiscal 2008 related to severance.

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

                        LIQUIDITY AND CAPITAL RESOURCES

We are not engaged in hedging activities and had no forward exchange contracts outstanding at June 30, 2007. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States and are more fully discussed below.

We believe that our cash and cash equivalents, short-term investments, anticipated cash flow from working capital and amounts available under our credit facilities provide sufficient liquidity and capital resources for our anticipated working capital and capital expenditure requirements for at least the next twelve months.

Cash and Cash Equivalents - Cash and cash equivalents decreased by $2.9 million from $6.8 million at July 1, 2006 to $3.9 million at June 30, 2007. The decrease was primarily the result of cash used for the net purchases of short-term investments of $6.9 million, net capital expenditures of $0.1 million and changes in net working capital accounts of $1.1 million, partially offset by $
2.1 million from the reduction in restricted cash and net borrowings related to short-term debt of $2.8 million and proceeds from the exercise of stock options in the amount of $0.3 million.

Short-Term Investments - Short-term investments, including available-for-sale investments, increased by $6.9 million from $23.6 million at July 1, 2006 to $30.5 million at June 30, 2007, primarily as a result of the purchase of short-term investments.

Cash Used in Operating Activities - Cash used in operations in fiscal 2007 was $1.1 million, which compared unfavorably to cash used in operating activities of $27,000 for fiscal 2006 and favorably to cash used in operating activities of $7.8 million for fiscal 2005. The changes in cash used in operating activities for the respective fiscal years were primarily attributable to changes in accounts receivable as a result of improved collections, inventories as a result of a focused effort to control inventory balances, accounts payable and accrued expenses as a result of lower overall costs.

Cash (Used in) Provided by Investing Activities - For fiscal 2007, the decrease in cash from investing was primarily due to the net purchase of short-term investments of $6.9 million and net capital expenditures of $0.1 million and a decrease in restricted cash of $2.1 million, representing a decrease in cash deposits as security for borrowings under our financing facilities. For fiscal 2006, the increase in cash provided by investing was primarily due to proceeds from the sale of short-term investments partially offset by the increase in restricted cash. During fiscal 2006, restricted cash increased by $8.3 million representing required minimum cash deposits as security for borrowings under our financing facilities. Capital expenditures for fiscal 2007, fiscal 2006 and fiscal 2005 were $0.6 million, $1.6 million and $2.8 million, respectively, and related primarily to expenditures on plant and equipment for our manufacturing facilities in the PRC. The cash provided by investing activities in fiscal 2005 was primarily due to the sale of short-term investments and the proceeds of approximately $0.9 million on the sale of our property in Coalville, England that was previously used in connection with our operations in the United Kingdom.

Cash Provided by (Used in) Financing Activities - Cash provided by financing activities in fiscal 2007 was $3.1 resulting from the net borrowings under the credit facilities of $2.8 million and $0.3 million from net proceeds for the issuance of common stock from the exercise of stock options. Cash used in financing activities in fiscal 2006 was $(2.9) million resulting from the repayment of net borrowings under the credit facilities. In fiscal 2005, cash used in financing activities resulted from repayments of net borrowings under the credit facility.

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

As of June 30, 2007, we had $2.1 million in letters of credit outstanding, which were issued primarily to certain suppliers to guarantee payment of our purchase orders with such suppliers. The letters of credit are issued under our approximately $6.8 million import facility from our Hong Kong financing facilities. See "Hong Kong Financing Facilities" below.

We do not have any off-balance sheet arrangements pursuant to these regulations, other than those described above and in the Notes to Consolidated Financial Statements. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships including variable interest entities. We are not engaged in hedging activities and had no forward exchange contracts or other derivatives outstanding as of June 30, 2007. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States and are more fully discussed below under the caption "Liquidity and Capital Resources."

                   CONTRACTUAL OBLIGATIONS AS OF June 30, 2007
                                  (in millions)

                                                                                         Payments due by period

                                                                                    Less than      1-3         3-5      More than
             Contractual Obligations                                    Total        1 year       years       years      5 years
                                                                        -----        ------       -----       -----      -------
Purchase Obligations                                                    $13.5        $13.5        $  --       $  --       $  --
Borrowings under Financing Facilities                                     2.8          2.8
Letters of Credit                                                         2.1          2.1
Employment Contract Obligations                                           2.7          0.9          1.8
Operating Leases                                                          2.6          0.7          0.8         0.6         0.5
Patent, Trademark, Licensing and Royalty Obligations                      2.3          0.5          0.6         0.6         0.6
                                                                        -----        -----        -----       -----       -----
Total                                                                   $26.0        $20.5        $ 3.2       $ 1.2       $ 1.1
                                                                        =====        =====        =====       =====       =====

Operating Leases - We enter into operating leases in the ordinary course of business (e.g., warehouse facilities, office space and equipment). The effects of outstanding leases are not material to us either in terms of annual costs or in total future minimum payments. See Note 14, Commitments and Contingencies, in the Notes to Consolidated Financial Statements.

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

Hong Kong Financing Facilities - At June 30, 2007 and July 1, 2006, we had $2.1 million and $1.5 million, respectively, in letters of credit outstanding, which were issued primarily to certain suppliers to guarantee payment of our purchase orders with such suppliers. The letters of credit were issued under our financing facilities that have been granted to CCHK. See Note 7, Short-Term Borrowings and Financing Facilities, in the Notes to the Consolidated Financial Statements.

Reverse Split of Common Stock - On October 26, 2006, our Board of Directors approved, without action by the shareholders, a Certificate of Amendment to our Certificate of Incorporation to implement a one-for-five split of our common stock with an effective date of November 21, 2006. On the effective date of the reverse split, each five shares of issued common stock (including treasury shares and shares held in trust) were converted automatically into one share of common stock. Our authorized common stock was reduced from 100,000,000 shares to 20,000,000 shares. All shares of our common stock and per-share and related stock option amounts have been retroactively adjusted for the reverse stock split in the accompanying consolidated financial statements and footnotes.

License Agreements - See Note 14, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for a discussion of our licensing activities.

Intellectual Property Claims - See Note 14, Commitments and Contingencies, and
Note 15, Litigation and Settlements, in the Notes to Consolidated Financial Statements regarding intellectual property claims and litigations.

                    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For a discussion of recently issued accounting pronouncements, see Note 1, Description of Business and Summary of Significant Accounting Policies, "Recently Issued Accounting Pronouncements," in the Notes to Consolidated Financial Statements.

Other Events

In fiscal 2005 and fiscal 2004, certain of our foreign subsidiaries inadvertently sold approximately $16,000 and $22,000, respectively, of our products that were shipped to Cuba, Iran and Syria. One or more of the shipments may be in violation of regulations of the U.S. Treasury Department's Office of Foreign Assets Control ("OFAC"). We informed the U.S. Treasury Department of these matters and took steps to ensure future compliance with all OFAC regulations. To the extent we violated any regulations with respect to the above or other transactions, we may be subject to civil fines or other sanctions, which we believe will not be material. We do not expect these matters to have a material adverse effect on our financial position or results of operations.

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

At June 30, 2007, our exposure to changes in interest rates was limited, since we had no significant debt outstanding. Since we have no significant debt outstanding, we do not deem interest rate risk to be significant or material to our financial condition or results of operations. We do not presently use derivative instruments to adjust our interest rate risk profile. We do not utilize financial instruments for trading or speculative purposes, nor do we utilize leveraged financial instruments.

Each of our foreign subsidiaries purchases their inventories in U.S. Dollars and certain of their sales are in foreign currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. We have purchased and continue to purchase in foreign currencies certain components, products, raw materials and services needed to manufacture and sell our products. The impact of foreign exchange transactions is reflected in our statements of operations. Although we have previously analyzed the benefits and costs associated with hedging against foreign currency fluctuations, as of June 30, 2007, we were not engaged in any hedging activities and we had no forward exchange contracts outstanding.

Item 8. Financial Statements and Supplementary Data.

                   Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm                       39
Consolidated Balance Sheets at June 30, 2007 and July 1, 2006                 40
Consolidated Statements of Operations for the years ended
   June 30, 2007, July 1, 2006 and July 2, 2005                               41
Consolidated Statements of Stockholders' Equity for the years
   ended June 30, 2007, July 1, 2006 and July 2, 2005                         42
Consolidated Statements of Cash Flows for the years
   ended June 30, 2007, July 1, 2006 and July 2, 2005                         43
Notes to Consolidated Financial Statements                                    44

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Concord Camera Corp.

We have audited the accompanying consolidated balance sheets of Concord Camera Corp. and its subsidiaries as of June 30, 2007 and July 1, 2006 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended June 30, 2007. We have also audited the schedule for the three years ended June 30, 2007 listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concord Camera Corp. and its subsidiaries at June 30, 2007 and July 1, 2006, and the results of its operations and its cash flows for the three years ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the 2007, 2006 and 2005 schedule presents fairly, in all material respects, the information set forth therein.

                                               /s/ BDO Seidman, LLP
                                               Certified Public Accountants

Miami, Florida
September 26, 2007

Concord Camera Corp. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

                                                                                                   June 30,                July 1,
                                                                                                     2007                   2006
                                                                                                   ---------              ---------
Assets
Current Assets:
      Cash and cash equivalents                                                                    $   3,853              $   6,795
      Restricted cash                                                                                  6,200                  8,264
      Short-term investments                                                                          30,475                 23,550
      Accounts receivable, net                                                                        10,702                 16,648
      Inventories                                                                                     15,806                 28,260
      Prepaid expenses and other current assets                                                        1,401                  3,277
                                                                                                   ---------              ---------
                 Total current assets                                                                 68,437                 86,794
Property, plant and equipment, net                                                                    10,616                 13,778
Other assets                                                                                           3,451                  4,170
                                                                                                   ---------              ---------
                 Total  assets                                                                     $  82,504              $ 104,742
                                                                                                   =========              =========

Liabilities and Stockholders' Equity
Current Liabilities:
      Short-term borrowings under financing  facilities                                            $   2,756              $      --
      Accounts payable                                                                                17,042                 26,589
      Accrued royalty                                                                                  2,499                  3,223
      Accrued expenses                                                                                 5,775                  8,265
      Other current liabilities                                                                        1,346                  1,874
                                                                                                   ---------              ---------
                 Total current liabilities                                                            29,418                 39,951
Other long-term liabilities                                                                            1,442                  1,824
                                                                                                   ---------              ---------
                 Total liabilities                                                                    30,860                 41,775
Commitments and contingencies
Stockholders' Equity:
      Blank check preferred stock, no par value,
           1,000 shares authorized, none issued                                                           --                     --
      Common stock, no par value, 20,000 shares
           authorized; 6,261 and 6,185 shares issued
           as of June 30, 2007 and July 1, 2006                                                      143,860                143,518
      Additional paid-in capital                                                                       5,189                  5,128
      Deferred share arrangement                                                                         413                    624
      Accumulated deficit                                                                            (92,412)               (80,686)
                                                                                                   ---------              ---------
                                                                                                      57,050                 68,584
      Less: treasury stock, at cost, 347 shares as
           of June 30, 2007 and July 1, 2006                                                          (4,993)                (4,993)
      Less: common stock held in trust, 66 and 102 shares as
           of June 30, 2007 and July 1, 2006                                                            (413)                  (624)
                                                                                                   ---------              ---------
                 Total stockholders' equity                                                           51,644                 62,967
                                                                                                   ---------              ---------
                 Total liabilities and stockholders' equity                                        $  82,504              $ 104,742
                                                                                                   =========              =========

See accompanying notes to consolidated financial statements.

Concord Camera Corp. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

                                                                                                 Fiscal Year Ended
                                                                                ---------------------------------------------------
                                                                                June 30,              July 1,              July 2,
                                                                                  2007                 2006                 2005
                                                                                ---------            ---------            ---------
Net sales                                                                       $  86,653            $ 137,529            $ 174,348
Cost of products sold                                                              77,452              122,928              180,130
                                                                                ---------            ---------            ---------
Gross profit (deficit)                                                              9,201               14,601               (5,782)
Selling expenses                                                                    9,133               13,895               16,846
General and administrative expenses                                                13,451               20,978               22,948
                                                                                ---------            ---------            ---------
Operating loss                                                                    (13,383)             (20,272)             (45,576)
Interest expense                                                                      336                  374                  931
Other income, net                                                                  (1,999)              (1,142)              (1,770)
                                                                                ---------            ---------            ---------
Loss before provision for income taxes                                            (11,720)             (19,504)             (44,737)
Provision for income taxes                                                              6                  107                  186
                                                                                ---------            ---------            ---------
Net loss                                                                        $ (11,726)           $ (19,611)           $ (44,923)
                                                                                =========            =========            =========

Net loss per common share:

Basic and diluted
   loss per common share                                                        $   (1.99)           $   (3.36)           $   (7.70)
                                                                                =========            =========            =========

Weighted average
   common shares outstanding - basic and diluted                                    5,878                5,838                5,831
                                                                                =========            =========            =========

See accompanying notes to consolidated financial statements.

Concord Camera Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands)

                                                                                                                        (Accumulated
                                                               Common Stock       Additional    Deferred     Deferred     Deficit)
                                                               Issued Stated       Paid-in     Share-Based     Share      Retained
                                                             Shares      Value     Capital    Compensation  Arrangement   Earnings
------------------------------------------------------------------------------------------------------------------------------------
Balance as of July 3, 2004                                    6,114    $143,073    $4,853         $(29)        $413      $ (16,152)
Exercise of stock options                                        71         445        --           --           --             --
Deferred stock-based
   compensation                                                  --          --        --           29           --             --
Purchase of treasury stock                                       --          --        --           --           --             --
Common stock held in Trust                                       --          --        --           --           --             --
Deferred share arrangement                                       --          --        --           --          211             --
Net loss                                                         --          --        --           --           --        (44,923)
------------------------------------------------------------------------------------------------------------------------------------
   Balance as of July 2, 2005                                 6,185    $143,518    $4,853         $ --         $624      $ (61,075)
Share-based compensation expense                                 --          --       275           --           --             --
Net loss                                                         --          --        --           --           --        (19,611)
------------------------------------------------------------------------------------------------------------------------------------
   Balance as of July 1, 2006                                 6,185    $143,518    $5,128         $ --         $624      $ (80,686)
Exercise of stock options                                        76         342        --           --           --             --
Share-based compensation expense                                 --          --        61           --           --             --
Deferred share arrangement                                       --         --        --            --         (211)
Net loss                                                         --          --        --           --           --        (11,726)
------------------------------------------------------------------------------------------------------------------------------------
   Balance as of June 30, 2007                                6,261    $143,860    $5,189           --         $413      $ (92,412)
====================================================================================================================================



                                                                              Common Stock
                                                             Treasury Stock   Held in Trust
                                                             Shares   Cost    Shares   Cost      Total
-------------------------------------------------------------------------------------------------------
Balance as of July 3, 2004                                    320   $(4,620)    66    $(413)   $127,125
Exercise of stock options                                      --        --     --       --         445
Deferred stock-based
   compensation                                                --        --     --       --          29
Purchase of treasury stock                                     27      (373)    --       --        (373)
Common stock held in Trust                                     --        --     36     (211)       (211)
Deferred share arrangement                                     --        --     --       --         211
Net loss                                                       --        --     --       --     (44,923)
-------------------------------------------------------------------------------------------------------
   Balance as of July 2, 2005                                 347   $(4,993)   102    $(624)   $ 82,303
Share-based compensation expense                               --        --     --       --         275
Net loss                                                       --        --     --       --     (19,611)
-------------------------------------------------------------------------------------------------------
   Balance as of July 1, 2006                                 347   $(4,993)   102    $(624)   $ 62,967
Exercise of stock options                                      --        --     --       --         342
Share-based compensation expense                               --        --     --       --          61
Deferred share arrangement                                                     (36)     211          --
Net loss                                                       --        --     --       --     (11,726)
-------------------------------------------------------------------------------------------------------
   Balance as of June 30, 2007                                347   $(4,993)    66    $(413)   $ 51,644
=======================================================================================================

See accompanying notes to consolidated financial statements.

Concord Camera Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

                                                                                                     Fiscal Year Ended
                                                                                       --------------------------------------------
                                                                                       June 30,           July 1,           July 2,
                                                                                         2007              2006              2005
                                                                                       --------          --------          --------
Cash flows from operating activities:

Net loss                                                                               $(11,726)         $(19,611)         $(44,923)
Adjustments to reconcile net loss to net cash used in operating activities:
    Provision for  inventory charges                                                        418             1,586            12,954
    Depreciation and amortization                                                         3,981             5,164             8,823
    Gain on sale of short-term investments                                                   --                --            (1,124)
    Gain on sale of building                                                                 --                --              (450)
    Gain on disposal of property, plant and equipment                                       (48)               --                --
    Impairment of long-lived assets                                                          --             1,828                --
    Share-based compensation                                                                 61               275                --
    Changes in operating assets and liabilities:
         Accounts receivable, net                                                         5,946            15,212            (2,493)
         Inventories                                                                     12,036             6,536             3,081
         Deferred compensation assets                                                       112             8,339               (34)
         Prepaid expenses and other current assets                                        1,549              (197)            3,806
         Other assets                                                                       267               583             1,159
         Accounts payable                                                                (9,547)           (8,720)           13,812
         Accrued expenses                                                                (2,490)              (42)           (3,559)
         Accrued royalty                                                                   (724)              584               932
         Restructuring reserve net of payments                                               --              (110)               --
         Deferred compensation liabilities                                                  (97)           (8,373)              773
         Other current liabilities                                                         (430)           (1,568)              (75)
         Other long-term liabilities                                                       (381)           (1,513)             (473)
                                                                                       --------          --------          --------
    Net cash used in operating activities                                                (1,073)              (27)           (7,791)
                                                                                       --------          --------          --------
Cash flows from investing activities:
    Purchases of short-term investments, net                                                 --                --            (1,846)
    Proceeds from sales of available-for-sale investments                                78,400            52,650            13,401
    Purchase of available-for-sale investments                                          (85,325)          (41,000)           (6,031)
    Restricted cash                                                                       2,064            (8,264)               --
    Purchases of property, plant and equipment                                             (597)           (1,644)           (2,819)
    Proceeds from sale of property, plant and equipment                                     491                --               941
                                                                                       --------          --------          --------
    Net cash (used in) provided by investing activities                                  (4,967)            1,742             3,646
                                                                                       --------          --------          --------
Cash flows from financing activities:
    Borrowings (repayments) under financing facilities, net                               2,756            (2,936)           (6,234)
    Net proceeds from issuance of common stock                                              342                --                72
                                                                                       --------          --------          --------
    Net cash provided by (used in) financing activities                                   3,098            (2,936)           (6,162)
                                                                                       --------          --------          --------
    Net decrease in cash and cash equivalents                                            (2,942)           (1,221)          (10,307)
Cash and cash equivalents at beginning of the year                                        6,795             8,016            18,323
                                                                                       --------          --------          --------
Cash and cash equivalents at end of the year                                           $  3,853          $  6,795          $  8,016
                                                                                       ========          ========          ========

See Note 2, Supplemental Cash Flow Information, and accompanying notes to consolidated financial statements.

CONCORD CAMERA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Concord Camera Corp., a New Jersey corporation, and its consolidated subsidiaries (collectively referred to as the "Company" or "Concord") design, develop, manufacture, outsource and sell easy-to-use film camera products worldwide. The Company's products include single-use and 35mm traditional film cameras. The Company manufactures and assembles most of its single-use cameras and certain of its 35mm traditional cameras at its manufacturing facility in the Peoples Republic of China ("PRC") and outsources the manufacture of certain of its single-use and its 35mm traditional film cameras. In Fiscal 2006, the Company de-emphasized the sale of digital cameras and in Fiscal 2007 sales of digital cameras were not material. The Company sells its private label and brand-name products to its customers worldwide either directly or through third-party distributors.

Fiscal Periods

The Company's fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to June 30. Fiscal 2007 and 2005 were each comprised of 52 weeks, whereas Fiscal 2006 was comprised of 53 weeks.

References to Fiscal 2007, Fiscal 2006 and Fiscal 2005 in this section are to the fiscal years ended June 30, 2007, July 1, 2006 and July 2, 2005, respectively.

For reference purposes, the Company's Fiscal 2007 quarters are defined as the quarter ended: September 30, 2006 ("First Quarter Fiscal 2007"), December 30, 2006 ("Second Quarter Fiscal 2007"), March 31, 2007 ("Third Quarter Fiscal 2007"), and June 30, 2007 ("Fourth Quarter Fiscal 2007"). Also for reference purposes, the Company's fiscal year ending on June 28, 2008 is designated as "Fiscal 2008."

Reverse Split of Common Stock

On October 26, 2006, the Board of Directors of the Company approved, without action by the shareholders of the Company, a Certificate of Amendment to the Company's Certificate of Incorporation to implement a one-for-five split of the Company's Common Stock with an effective date of November 21, 2006. On the effective date of the reverse split, each five shares of issued Common Stock (including treasury shares and shares held in trust) were converted automatically into one share of Common Stock. The number of authorized shares of the Company's Common Stock was reduced from 100,000,000 shares to 20,000,000 shares. All Common Stock shares and per-share and related stock option amounts have been retroactively adjusted for the reverse stock split in the accompanying consolidated financial statements and footnotes.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and include the accounts of the Company. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant of the Company's estimates includes sales returns and allowances, provision for bad debts, inventory valuation charges, realizability of intangibles, realizability of deferred tax assets, and accounting for litigation and settlements, among others.

Foreign Currency Transactions

The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, European Euro, British Pound Sterling, PRC Renminbi, Hong Kong Dollar and the Japanese Yen. Although certain net sales to customers and purchases of certain components and services are transacted in local currencies, each of the Company's foreign subsidiaries purchases substantially all of its finished goods inventories in U.S. Dollars. Therefore, the Company has determined the U.S. Dollar is the functional currency for all of its subsidiaries. The accounting records for subsidiaries that are maintained in a local currency are remeasured into the U.S. Dollar. Accordingly, most non-monetary balance sheet items and related income statement accounts are remeasured from the applicable local currency to the U.S. Dollar using average historical exchange rates, producing substantially the same result as if the entity's accounting records had been maintained in the U.S. Dollar. Adjustments resulting from the remeasurement process are recorded into earnings. Gains or losses resulting from foreign currency transactions and remeasurement are included in "Other income, net" in the accompanying consolidated statements of operations. For Fiscal 2007, Fiscal 2006 and Fiscal 2005 included in "Other income, net" in the accompanying consolidated statements of operations are approximately $ 0.1 million, $0.3 million and $0.4 million, respectively, of net foreign currency losses.

Hedging Activities

During Fiscal 2007, Fiscal 2006 and Fiscal 2005, the Company had no forward exchange contracts or other derivatives outstanding and did not participate in any other type of hedging activities.

Concentration of Credit Risk

The Company sells a significant percentage of its products to a relatively small number of customers. These customers operate in markets located principally in the United States, Canada, the United Kingdom, Germany, France and Japan. Receivables arising from these sales are generally not collateralized. The Company's credit terms extended to customers are generally 60 days or less. The Company does not charge interest on amounts outstanding. The Company monitors the credit-worthiness of its customers and reviews outstanding receivable balances for collectibility on a regular basis and records allowances for doubtful accounts, sales returns and allowances, as necessary. Customers that individually account for greater than 10% of the Company's total net sales create a concentration of credit risk. During Fiscal 2007, there were two such customers. See Note 18, Geographic Area and Significant Customer Information, for further discussion of significant customers.

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

Restricted Cash

The Company's financing facilities require a minimum cash deposit as security in the amount of $6.2 million for borrowings outstanding under its revolving demand financing facilities. The restricted cash amount is classified as a current asset in the consolidated balance sheets since the borrowings it secures are classified as a current liability. The total amount of restricted cash as of June 30, 2007 and July 1, 2006 was $6.2 million and $8.3 million, respectively, on the consolidated balance sheets.

Investments

At June 30, 2007 and July 1, 2006, the Company's "Short-term investments" as classified in the accompanying consolidated balance sheets consisted of auction rate debt securities and are considered to be available-for-sale securities. During Fiscal 2007, no other comprehensive income or loss is recorded because the variable interest rate feature and short maturities of the auction rate debt securities cause their carrying values to approximate market value. Realized gains and losses, interest and dividends are classified as investment income in "Other income, net" in the accompanying consolidated statements of operations. During Fiscal 2005, the Company recorded a $1.1 million gain on the sale of a short-term investment denominated in European Central Bank Euros. The gain on the sale of short-term investments is included in "Other income, net" in the accompanying consolidated statement of operations. Investment income of $1.9 million, $1.5 million and $1.0 million related to the short-term investments is included in "Other income, net" for Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively. See "Comprehensive Income (Loss)" below for further discussion of unrealized losses related to available-for-sale securities. Investments held in deferred compensation rabbi trusts directed by participants are classified as trading, and changes in the fair value of such investments are recorded in earnings.

Inventories

Inventories, consisting of raw materials, components, work-in-process and finished goods, are stated at the lower of cost or market value and are determined on a first-in, first-out basis. Work-in-process and component inventory costs include materials, labor and manufacturing overhead. The Company records lower of cost or market value adjustments based upon changes in market pricing, customer demand, technological developments or other economic factors and for on-hand excess, obsolete or slow-moving inventory. See Note 4, Inventories, for further discussion.

Property, Plant and Equipment, Net

Property, plant and equipment, net are carried at cost less accumulated depreciation and amortization. Depreciation is computed by use of the straight-line method over the estimated useful lives of the respective assets. Small tools and accessories used in production in the PRC are charged to operations when purchased. Leasehold costs and improvements are amortized on a straight-line basis over the term of the lease or the estimated useful lives of such improvements, whichever is shorter. Depreciation expense for Fiscal 2007, Fiscal 2006 and Fiscal 2005 was approximately $3.5 million, $4.8 million and $8.2 million, respectively. Depreciation expense for Fiscal 2005 includes $1.4 million related to a reduction in the remaining useful lives of certain molds and tooling. See Note 5, Property, Plant and Equipment, Net and Note 16, Other Charges for further discussion.

                                                       Useful Lives
        Asset Class                                     (in years)
        -----------                                     ----------
Buildings and improvements                                30-50
Equipment, including tooling                               1-10
Office furniture and equipment                              3-7
Transportation equipment                                    5-7
Leasehold improvements                                     3-11

Intangible Assets

Identifiable intangible assets that have finite useful lives are amortized over their useful lives. The Company's amortizable intangible assets include patents, trademarks and licenses and their respective costs are amortized on a straight-line basis over their estimated useful lives. See Note 6, Other Assets.

Impairment of Long-Lived and Other Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company records impairment losses when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The Company reviews the carrying value of its long-lived assets for impairment whenever events or changes in conditions indicate that the carrying value of such assets may not be recoverable. Since the Company incurred a significant operating loss during Fiscal 2007, Fiscal 2006 and Fiscal 2005, a potential impairment indicator, it performed an impairment test of its long-lived assets as of June 30, 2007, July 1, 2006 and July 2, 2005. The Company performed the impairment tests by summarizing the undiscounted cash flows expected to result from the use and eventual sale of its long-lived assets for each year tested, excluding goodwill. If the carrying values of the assets exceed the estimated undiscounted cash flows, the Company records an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value. The Company determines fair value through quoted market prices in active markets, or if quoted market prices are not available, through the performance of internal analyses of the discounted cash flows or external appraisals. Assets reviewed include patents, prepaid amounts related to licensing and royalty agreements and property, plant and equipment. See Note 5, Property, Plant and Equipment, Net and Note 16, Restructuring and Other Charges.

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

Shipping, Handling and Related Costs

The Company incurred shipping, handling and related costs of approximately $2.0 million, $3.1 million and $3.6 million during Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively, which are included in the accompanying consolidated statements of operations under the caption "Selling expenses." Shipping, handling and related costs incurred by the Company to ready products for sale (i.e., freight, duty and custom charges incurred to deliver products to the Company's manufacturing facility and warehouses) are included in the accompanying consolidated statements of operations under the caption "Cost of products sold."

Product Design and Development Costs

Product design and development costs, which include costs in connection with new product development, product design, fundamental and exploratory research, process improvement, product use technology, and product quality assurance, are part of the production process and are expensed as incurred. Certain of the Company's products are developed, designed and engineered by its own engineers in the Company's facilities located in the U.S., Hong Kong and the PRC. The Company incurred $2.5 million, $3.8 million and $8.4 million during Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively, for product design and development. These costs are included in the accompanying consolidated statements of operations under the caption, "Cost of products sold."

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

Share-Based Compensation

The Company has four share-based employee compensation plans, which are described more fully in Note 11, Stock Option Plans. Effective July 3, 2005, the Company adopted the fair value recognition provisions of Statement of Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," as interpreted by Financial Accounting Standards Board ("FASB") Staff Positions No. 123R-1, 123R-2, 123R-3, 123R-4, 123R-5 and 123R-6. The Company's loss before income taxes for the years ended June 30, 2007 and July 1, 2006 includes approximately $61,000 and $275,000 of share-based compensation expense.

Prior to July 1, 2005, the Company accounted for its employee stock incentive plans under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB Opinion") No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation and Disclosure ("SFAS No. 148"). The Company had complied with the disclosure requirement of SFAS No. 148 prior to adopting SFAS No. 123 (revised 2004) Share-Based Payment ("SFAS 123R"). Accordingly, no share-based compensation was recognized in the consolidated statements of operations for Fiscal 2005, as all of the options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The total income tax benefit recognized in the consolidated statement of operations for the share-based compensation arrangements was $0 for each Fiscal 2006 and Fiscal 2007. The Company considers all of its share-based compensation expense as a component of general and administrative expenses. In addition, no amount of share-based compensation was capitalized as part of capital expenditures or inventory for Fiscal 2007 and Fiscal 2006.

Pro forma information regarding net loss and loss per share required by SFAS No. 123, as amended by SFAS No. 148, had been determined as if the Company had accounted for its employee stock options under the fair value method for the periods presented below. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for the year ended July 2, 2005:

                                      For Fiscal
                                         2005
                                      ----------
Risk-Free Interest Rates                    3.8%
Expected Option Lives                  3-5 years
Expected Volatilities                       75.1
Expected Dividend Yields                      0%

Weighted Average Fair Value
     of Options Granted                    $1.16

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested awards in each period presented (in thousands, except per share amounts):

                                                                      For Fiscal
                                                                         2005
                                                                      ----------
Net loss, as reported                                                  $(44,923)
Deduct: total stock-based compensation
      expense determined under fair value based
      method for all awards,                                               (858)
                                                                       --------
Pro forma net loss                                                     $(45,781)
                                                                       ========
Loss per share:
      Basic - as reported                                              $  (7.70)
                                                                       ========
      Basic - pro forma                                                $  (7.85)
                                                                       ========
      Diluted - as reported                                            $  (7.70)
                                                                       ========
      Diluted - pro forma                                              $  (7.85)
                                                                       ========

Income Taxes

The provision for income taxes is based on the consolidated United States entities' and individual foreign companies' estimated tax rates for the applicable year. Deferred taxes are determined utilizing the asset and liability method based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred income tax provisions and benefits are based on the changes in the net deferred tax asset or liability from period to period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. See Note 13, Income Taxes.

Comprehensive (Loss) Income

Comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, ("SFAS No. 130") includes net (loss) income adjusted for certain revenues, expenses, gains and losses that are excluded from net (loss) income under accounting principles generally accepted in the U.S. During Fiscal 2007, Fiscal 2006 and Fiscal 2005, the Company's comprehensive (loss) was $(11.7) million, $(19.6) million and $(44.9) million. The Company did not have any items of other comprehensive income or (loss) during Fiscal 2007, Fiscal 2006 and Fiscal 2005.

(Loss) Income Per Share

Basic and diluted (loss) income per share are calculated in accordance with SFAS No. 128, Earnings per Share ("SFAS No. 128"). All applicable (loss) income per share amounts have been presented in conformity with SFAS No. 128 requirements. During the past three fiscal years, the Company has issued shares of Common Stock upon the exercise of stock options as follows: Fiscal 2007 (75,532 shares), Fiscal 2006 (0 shares) and Fiscal 2005 (70,695 shares). In Fiscal 2007, Fiscal 2006 and Fiscal 2005, potentially dilutive securities, comprised of options to purchase 39,896 shares, 67,470 shares, 453,177 shares of Common Stock, respectively, were not included in the calculation of diluted loss per share because their impact was antidilutive.

For Fiscal 2007, the weighted average effect of the 66,202 shares for which delivery was deferred under the Company's Deferred Delivery Plan was included in the denominator of both the basic and diluted loss per share calculations. For Fiscal 2006 and Fiscal 2005, the weighted average effect of the 101,811 shares for which delivery was deferred under the Company's Deferred Delivery Plan, was included in the denominator of both basic and diluted loss per share calculations. See Note 10, Deferred Share Arrangement.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is required to be adopted by the Company in the first quarter of fiscal year 2008. The Company is currently evaluating the impact of adopting FIN 48 and as a result, is not able to estimate the effect the adoption will have on its consolidated financial position and results of operations or cash flows.

In September 2006, the FASB issued Statement of Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on the Company's consolidated financial position and results of operations or cash flows.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the current year presentation.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION:
(in thousands)

                                                            Fiscal Year
                                                  ------------------------------
                                                  2007         2006         2005
                                                  ----         ----         ----

Cash paid for interest                            $166         $184         $442
                                                  ====         ====         ====

Cash paid for income taxes                        $ 26         $134         $ --
                                                  ====         ====         ====

Non-Cash Investing Activities:

Deferred Share Arrangement                        2007        2006         2005
--------------------------                        ----        ----         ----
Common stock issued to
  participant and trust                           $  --       $ --        $ 373
Treasury stock received
  by Company                                         --         --         (373)
Deferred share arrangement
  obligation to participant                        (211)        --          211
Common stock received and
  held in trust                                     211         --         (211)
                                                  -----       ----        -----
                                                  $  --       $ --        $  --
                                                  =====       ====        =====

See Note 10, Deferred Share Arrangement for a description of the deferred share arrangement transactions in Fiscal 2007, Fiscal 2006 and Fiscal 2005.

NOTE 3 - ACCOUNTS RECEIVABLE, NET:
(in thousands)

Accounts receivable, net consists of the following:

                                                       June 30,         July 1,
                                                         2007            2006
                                                       --------        --------
Trade accounts receivable                              $ 12,738        $ 20,475
Less: allowances for sales returns
  and allowances, discounts, and
  doubtful accounts                                      (2,036)         (3,827)
                                                       --------        --------
Total accounts receivable, net                         $ 10,702        $ 16,648
                                                       ========        ========

NOTE 4 - INVENTORIES:
(table in thousands)

Inventories consist of the following:

                                                       June 30,         July 1,
                                                         2007            2006
                                                       --------        --------
Raw material, components and
  work-in-process                                      $  5,431        $  9,589
Finished goods                                           10,375          18,671
                                                       --------        --------
Total inventories                                      $ 15,806        $ 28,260
                                                       ========        ========

During Fiscal 2007 and Fiscal 2006, the Company recorded inventory related pre-tax charges of approximately $0.4 million and $1.6 million, respectively. The inventory charges were primarily attributable to price declines and increased competitive pricing pressures in the digital camera market and excess customer inventory levels that adversely affected the value of the Company's digital camera inventories. For Fiscal 2007, the inventory related pre-tax charges had the effect of decreasing inventory by $0.4 million and increasing cost of products sold by $0.4 million. For Fiscal 2006, the inventory related pre-tax charges had the effect of decreasing inventory by $1.6 million and increasing cost of products sold by $1.6 million. For Fiscal 2005, the inventory related pre-tax charges had the effect of decreasing inventory by $13.0 million and increasing cost of products sold by $13.0 million. See Note 16, Other Charges.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET:
(in thousands)

Property, plant and equipment, net consist of the following:

                                                      June 30,         July 1,
                                                        2007             2006
                                                      --------         --------
Buildings and improvements                            $  6,804         $  6,804
Equipment, including tooling                            34,065           36,238
Office furniture and equipment                          12,891           15,412
Transportation equipment                                   509              509
Leasehold improvements                                   5,474            5,593
                                                      --------         --------
                                                        59,743           64,556
Less: accumulated depreciation
  and amortization                                     (49,127)         (50,778)
                                                      --------         --------
Total property, plant and
  equipment, net                                      $ 10,616         $ 13,778
                                                      ========         ========

During Fiscal 2006, the Company recorded an impairment charge of $0.8 million to lower the carrying value of certain machinery held for sale and reclassified the $0.3 million carrying value of certain machinery to current assets in the accompanying consolidated balance sheets at July 1, 2006. The Company sold the machinery held for sale during Fiscal 2007. See Note 16, Other Charges.

NOTE 6 - OTHER ASSETS
(tables in thousands)

Other assets consist of:

                                                           June 30,      July 1,
                                                            2007          2006
                                                           --------      -------
Patents, trademarks and licenses, net                      $3,347        $3,800
Other                                                         104           370
                                                           ------        ------
Total other assets                                         $3,451        $4,170
                                                           ======        ======

Patents, trademarks, and licenses, net consist of the following:

                                             Useful Lives   June 30,    July 1,
                                              (in Years)      2007        2006
                                             ------------   --------    -------

Patents, trademarks and licenses                3 - 20      $10,109     $10,109
Less: accumulated amortization                               (6,762)     (6,309)
                                                            -------     -------
Patents, trademarks and licenses, net                       $ 3,347     $ 3,800
                                                            =======     =======

As of June 30, 2007, the aggregate weighted average amortization period for patents, trademarks, and licenses was approximately 12 years. For Fiscal 2007, Fiscal 2006 and Fiscal 2005, intangible asset amortization expense was $0.5 million, $0.4 million and $0.6 million, respectively. Estimated future aggregate annual amortization expense for each of the next five years is as follows:

                                            Estimated Aggregate
              Fiscal Year                  Amortization Expense
              -----------                  --------------------
                 2008                            $ 426
                 2009                              426
                 2010                              237
                 2011                              237
                 2012                              237

See Note 14, Commitments and Contingencies for a description of license and royalty agreements and the Fiscal 2006 impairment charges related to the Jenoptik license.

NOTE 7 - SHORT-TERM BORROWINGS AND FINANCING FACILITIES

Hong Kong Financing Facilities

During Fiscal 2007, Concord Camera HK Limited ("CCHK"), the Company's Hong Kong subsidiary, (i) reduced the demand financing facilities provided by The Hongkong and Shanghai Banking Corporation ("HSBC") by approximately US$3.0 million, from an aggregate amount of approximately US$8.2 million to approximately US$5.2 million, and the corresponding cash on deposit as security for the facilities by approximately US$3.0 million; and (ii) accepted additional demand financing facilities from each of Dah Sing Bank, Limited ("Dah Sing") and Shanghai Commercial Bank Ltd ("SCB") in an aggregate amount of approximately US$3.4 million. As security for the Dah Sing and SCB financing facilities, among other things, the Company provided a corporate guarantee to Dah Sing in the amount of approximately US$2.3 million and to SCB in the amount of approximately US$1.1 million. The Dah Sing and SCB financing facilities are discussed in detail below.

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

The SCB Facilities bear interest at variable rates, as follows: 0.5% per annum over the Hong Kong prime rate on facilities denominated in Hong Kong Dollars; and 0.5% per annum over the U.S. prime rate on facilities denominated in U.S. Dollars. At June 30, 2007, the Hong Kong prime rate was 6.57% and the U.S. prime rate was 8.25%.

As security for the SCB Facilities, in addition to the Company's corporate guarantee in the amount of HKD9,000,000 (approximately US$1.125 million), CCHK executed a mortgage in favor of SCB on the Hong Kong office property owned by CCHK.

On October 4, 2006, CCHK accepted a proposal from Dah Sing dated June 19, 2006 (the "Dah Sing Agreement") for the provision to CCHK of certain demand banking facilities up to an amount of approximately $2.3 million (collectively, the "Dah Sing Facilities"). Pursuant to the proposal, CCHK may use the Dah Sing Facilities for opening letters of credit, draft loans, negotiating export letters of credit with a letter of guarantee and/or outward bills loans. Of this credit line, approximately $1.9 million will be available for trust receipts, invoice financing, packing loans and/or advances against receivables. The Dah Sing Agreement was to have expired on June 30, 2007. The Dah Sing Facilities were extended on their existing terms until August 31, 2007 by a letter dated June 27, 2007, and until September 30, 2007 by a letter dated August 27, 2007, and until October 31, 2007 by a letter dated September 25, 2007, pending completion of Dah Sing's review of the facilities.

The Dah Sing Facilities bear interest at variable rates, as follows: 1.5% per annum over the Hong Kong Interbank Offered Rate on facilities denominated in Hong Kong Dollars; 1.5% per annum over the London Interbank Offered Rate on facilities denominated in U.S. Dollars; and 1.5% per annum over the Singapore Interbank Offered Rate on facilities denominated in any other foreign currency.

As security for the Dah Sing Facilities, in addition to the Company's corporate guarantee in the amount of approximately $2.3 million, CCHK provided to Dah Sing a pledged deposit in the amount of $1.0 million and CCHK had undertaken (A) to maintain a net worth of not less than HKD80.0 million (approximately US$10.0 million); (B) to provide audited financial statements of each of CCHK and the Company within nine months after the Company's fiscal year end; (C) to provide an audited report of CCHK reflecting a net profit as of June 30, 2007, the end of the Company's 2007 fiscal year; and (D) to direct import/export business to Dah Sing of not less than HKD60.0 million (approximately US$7.5 million) per year. As of June 30, 2007, CCHK may not be compliant with one or more of these undertakings and, as a result, Dah Sing may not renew or further extend the Dah Sing Facilities and may demand full repayment of all indebtedness outstanding thereunder. There is no guarantee that Dah Sing will agree to renew or further extend the Dah Sing Facilities. The Company does not believe that the potential loss of the Dah Sing Facilities will have a material adverse effect on the Company's liquidity or financial condition because the Company has sufficient capital resources to fully repay all indebtedness outstanding under the Dah Sing Facilities and to continue to finance its operations.

At June 30, 2007 and July 1, 2006, the Company had $2.8 million and zero, respectively, in short-term borrowings outstanding under the import facilities described above. The weighted average borrowing rates on the short-term borrowings as of June 30, 2007 and July 1, 2006, were 6.85% and 6.79%, respectively.

At June 30, 2007 and July 1, 2006, the Company had $2.1 million and $1.5 million, respectively, in letters of credit outstanding, which were issued primarily to certain suppliers to guarantee payment for our purchase orders with such suppliers. The letters of credit are issued under the Company's import facilities that have been granted to CCHK.

NOTE 8 - OTHER LONG-TERM LIABILITIES
(tables in thousands)

Other long-term liabilities consist of the following:

                                                           June 30,      July 1,
                                                             2007         2006
                                                           --------      -------
Licensing and royalty related obligations                   $1,257       $1,588
Other                                                          185          236
                                                            ------       ------
Total other long-term liabilities                           $1,442       $1,824
                                                            ======       ======

Licensing and royalty related obligations represent the total of future minimum royalty payment amounts and an amount equal to the present value of future payments related to various licensing agreements. See Note 14, Commitments and Contingencies.

NOTE 9 - STOCKHOLDERS' EQUITY

In the fourth quarter of the year ended July 1, 2000 ("Fiscal 2000"), the shareholders authorized the Company to issue up to 1.0 million shares of blank check preferred stock, with such rights and preferences as may be determined by the Board from time to time. No preferred stock has been issued to date.

On October 26, 2006, the Board of Directors of the Company approved, without action by the shareholders of the Company, a Certificate of Amendment to the Company's Certificate of Incorporation to implement a one-for-five split of the Company's Common Stock with an effective date of November 21, 2006. On the effective date of the reverse split, each five shares of issued Common Stock (including treasury shares and shares held in trust) were converted automatically into one share of Common Stock, resulting in the total number of shares outstanding being reduced from 28,859,385 shares to 5,771,877 shares, and the number of authorized shares of the Company's Common Stock reduced from 100,000,000 shares to 20,000,000 shares. All Common Stock shares and per-share and related stock option amounts have been retroactively adjusted for the reverse stock split in the accompanying consolidated financial statements and footnotes.

The Company has not declared or paid any cash dividends for any of the fiscal years presented in the accompanying consolidated financial statements.

NOTE 10 - DEFERRED SHARE ARRANGEMENT

The Company's Deferred Delivery Plan allows designated executive officers to elect, subject to the approval of the Compensation and Stock Option Committee of the Company's Board of Directors (the "Compensation Committee"), to defer the gains on certain stock option exercises by deferring delivery of the "profit" shares to be received upon exercise.

Pursuant to the Deferred Delivery Plan and an election previously made on August 9, 2004, the Company's Chairman, Chief Executive Officer and President ("Chairman") tendered 27,254 fully paid and owned shares of Common Stock to the Company in payment of the exercise price (the "Payment

Shares") of his option to purchase 62,862 shares of Common Stock ("2005 Delivery Plan Transaction"). Upon consummation of the 2005 Delivery Plan Transaction, the 27,254 Payment Shares were classified as "Treasury stock" and recorded at a cost of $373,375. The Company issued 62,862 new shares of Common Stock and classified them as "Common stock" at a cost of $373,375, of which 27,254 shares were issued to the Chairman in exchange for the Payment Shares. The remaining 35,609 shares, the delivery of which was deferred by the Chairman, were issued to a rabbi trust. The 35,609 shares held in the rabbi trust were recorded at a cost of $211,500 and were classified as "Common stock held in trust." The corresponding liability to the Chairman was recorded as $211,500 and was classified as "Deferred share arrangement" in the stockholders' equity section of the accompanying consolidated balance sheets. On August 9, 2006, the Chairman took delivery of the 35,609 shares held in trust upon expiration of the two-year deferral period, reducing the deferred share arrangement in the stockholders' equity section by $211,500.

Pursuant to an election previously made under the Deferred Delivery Plan on July 14, 2003, the Chairman exercised an option to purchase 77,400 shares of Common Stock and tendered 11,198 fully paid and owned shares of Common Stock to the Company in payment of the exercise price ("2004 Delivery Plan Transaction"). Upon the consummation of the 2004 Delivery Plan Transaction, the 11,198 Payment Shares were classified as "Treasury stock" and recorded at a cost of $482,625. The Company issued 77,400 new shares of Common Stock and classified them as "Common stock" at a cost of $482,625, of which 11,198 shares were issued to the Chairman in exchange for the Payment Shares. The remaining 66,202 shares, the delivery of which was deferred by the Chairman, were issued to a rabbi trust. The 66,202 shares held in the rabbi trust were recorded at a cost of $412,825 and were classified as "Common stock held in trust." The corresponding liability to the Chairman was recorded at $412,825 and was classified as "Deferred share arrangement" in the stockholders' equity section of the accompanying consolidated balance sheet. On July 2, 2007, the Chairman took delivery of the 66,202 shares held in trust upon the expiration of the extended deferral period, reducing the deferred share arrangement in the stockholders' equity section by $412,825. See Note 20, Subsequent Events.

NOTE 11 - STOCK OPTION PLANS

On September 4, 2002, the Company adopted a non-qualified stock option plan that provides for a maximum number of 100,000 shares of Common Stock for awards issuable to new employees ("SEP 2002 Plan"). The SEP 2002 Plan permits the Compensation Committee or the Board of Directors (the "Board") to grant, at their discretion, a variety of Common Stock awards on a stand-alone, combination, or tandem basis. The SEP 2002 Plan expires in September 2012.

On April 26, 2002, the Company adopted a non-qualified stock option plan that provides for a maximum number of 100,000 shares of Common Stock for awards issuable to non-officer employees, new employees, and consultants ("APR 2002 Plan"). The APR 2002 Plan permits the Compensation Committee or the Board to grant, at their discretion, a variety of Common Stock awards on a stand-alone, combination or tandem basis. The APR 2002 Plan expires in April 2013.

On August 28, 2001, the Company launched an offer to exchange outstanding stock options with an exercise price of more than $35.00 per share for new options to purchase 75% of the shares subject to the outstanding options at an exercise price of $29.85 per share (the closing price of the Common Stock as reported on the NASDAQ National Market on the date the Board approved the exchange offer). The exchange offer expired on October 16, 2001. The Company accepted for exchange and cancelled options to purchase a total of 275,175 shares of Common Stock and issued new options to purchase a total of 206,381 shares of Common Stock in exchange for the cancelled options. As a result of the exchange offer, the Company applied variable accounting for these new stock options until July 3, 2005, when the Company adopted FASB 123R.

The Company's 1993 Incentive Plan permitted the Compensation Committee to grant a variety of Common Stock awards. As of June 30, 2007, 114,307 shares of Common Stock were outstanding in the amended 1993 Incentive Plan. The 1993 Incentive Plan expired on December 1, 2003.

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

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The stock-based compensation recorded in Fiscal 2007 was calculated using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company's Common Stock over the period of time commensurate with the expected life of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company estimated its future stock option exercise and employee termination information used in the valuation model. The expected term of options granted is based upon the observed and expected time to the date of post-vesting exercise and forfeitures of options by the Company's employees. The risk-free interest rate is derived from the average U.S. Treasury rate for the period, which approximates the rate in effect at the time of the stock option grant.

                                                   Fiscal 2007       Fiscal 2006
                                                   -----------       -----------
Expected volatility                                61.9%-64.7%        64%-73.4%
Expected dividend yield                                  0%             0%
Expected term (in years)                                 4               5
Risk-free interest rate                             4.6%-4.8%         4.0%-5.1%

A summary of stock option activity under the Company's stock option plans as of June 30, 2007, and changes during the year then ended is presented below:

                                                           Weighted
                                              Weighted     Average
                                              Average     Remaining    Aggregate
                                              Exercise   Contractual   Intrinsic
Total Stock Options                Shares      Price     Term (Years)    Value
----------------------------       -------    --------   ------------  ---------
Outstanding at July 1, 2006        327,690    $ 21.06
Granted                             12,500    $  4.40
Exercised                          (75,532)   $  4.53
Canceled                           (60,707)   $ 30.86
                                   -------
Outstanding at June 30, 2007       203,951    $ 23.24        3.2        $ 3,650
                                   =======
Exercisable at June 30, 2007       178,658    $ 25.65        2.6        $   300
                                   =======

The weighted average grant-date fair value of options granted during Fiscal 2007, Fiscal 2006 and Fiscal 2005 was $2.36, $3.57 and $6.47 respectively. During Fiscal 2007, 75,532 options were exercised. No options were exercised during Fiscal 2006. The total intrinsic value of options exercised during Fiscal 2007, Fiscal 2006 and Fiscal 2005 was approximately, $1,511, $0 and $508,000, respectively. The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock option.

A summary of the status of the Company's nonvested shares as of June 30, 2007, and changes during Fiscal 2007 is presented below:

                                                                    Weighted
                                                                  Average Grant
Nonvested Stock Options                            Shares        Date Fair Value
--------------------------                        -------        ---------------
Nonvested at July 1, 2006                          32,169           $  7.90
Granted                                            12,500           $  2.36
Vested                                            (10,190)          $ 12.96
Canceled                                           (9,186)          $  6.37
                                                  -------
Nonvested at June 30, 2007                         25,293           $  3.68
                                                  =======

As of June 30, 2007, there was approximately $78,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company's stock option plans. That cost is expected to be recognized over a weighted-average vesting period of 3.3 years. The total fair value of stock options vested during Fiscal 2007, Fiscal 2006 and Fiscal 2005 was approximately $132,000, $506,000 and $929,000, respectively.

NOTE 12 - DEFINED CONTRIBUTION PLAN

The Company maintains a defined contribution "401(k)" plan that covers substantially all United States employees meeting certain service requirements. The Company, at its sole discretion, makes matching cash contributions up to specified percentages of employees' contributions and may make additional discretionary contributions if the Company achieves certain profitability requirements.

During Fiscal 2007, the Company contributed a 2% matching contribution to the 401(k) plan in the amount of $65,000 for employees who were participants in the plan from July 1, 2005 through June 30, 2006. For Fiscal 2006 and Fiscal 2005, the Company did not make any contribution to the 401(k) plan.

NOTE 13 - INCOME TAXES
(in thousands)

Loss before income taxes in the accompanying consolidated statements of operations consists of the following:

                                                    Fiscal Year
                                     ------------------------------------------
                                       2007             2006             2005
                                     --------         --------         --------
United States                        $     88         $ (1,224)        $ (4,451)
Foreign                               (11,808)         (18,280)         (40,286)
                                     --------         --------         --------
Total                                $(11,720)        $(19,504)        $(44,737)
                                     ========         ========         ========

The provision (benefit) for income taxes is comprised of the following:

                                                    Fiscal Year
                                     ------------------------------------------
                                       2007             2006             2005
                                     --------         --------         --------
Current:

  United States federal and state    $      6         $     17         $     --
  Foreign                                  --               90              186
Deferred

  United States federal and state          --               --               --
  Foreign                                  --               --               --
                                     --------         --------         --------
                                     $      6         $    107         $    186
                                     ========         ========         ========

Deferred income tax assets and liabilities reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and
(b) operating loss carryforwards. The tax effects of significant items comprising the Company's deferred income tax assets and liabilities as of June 30, 2007 and July 1, 2006 were as follows:

                                                               Fiscal Year
                                                          ---------------------
                                                            2007         2006
                                                          --------     --------
Deferred Income Tax Liabilities:
--------------------------------

Depreciation                                              $    (65)    $     --

Other deferred tax liabilities                                  (4)          --
                                                          --------     --------
Total deferred income tax liabilities                     $    (69)    $     --
                                                          --------     --------

Deferred Income Tax Assets:
---------------------------

Operating loss carryforwards                              $ 17,205     $ 16,091

Difference between book and tax basis of inventory           1,228        1,493

Compensation accruals                                          834        1,124

Reserves not currently deductible                              114          487

Alternative minimum tax credit                                 227          227

Amortization                                                   231          220

Depreciation                                                    --          313

Contributions carryover                                         65           65

Other deferred income tax assets                                --           10
                                                          --------     --------

Total deferred income tax assets                            19,904       20,030

Less: valuation allowance                                  (19,835)     (20,030)
                                                          --------     --------

Net deferred income tax assets                            $     --     $     --
                                                          ========     ========

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

As a result of current and prior year losses realized by its foreign subsidiaries, the foreign subsidiaries had an accumulated earnings deficit of approximately $53.9 million as of June 30, 2007. Although the Company has an accumulated earnings deficit related to its foreign subsidiaries, certain of its foreign subsidiaries have undistributed earnings. Historically, the Company does not provide for U.S. federal and state income tax on such undistributed earnings based on the re-investment of such earnings outside the United States. For Fiscal 2007, the Company recorded an income tax provision of $6,000 related to income tax liabilities incurred for U.S. state taxes.

As of June 30, 2007, the Company had net operating loss carryforwards for U.S. federal tax purposes of approximately $18.2 million. The net operating loss carryforwards are scheduled to expire between 2010 and 2027. The U.S. net operating loss carryforwards include a portion arising from the exercise of stock options and will be credited to additional paid-in capital when the related tax benefit is realized. Additionally, as of June 30, 2007, the Company had approximately $53.9 million of net operating loss carryforwards related to its foreign operations, of which $48.5 million relates to Hong Kong. A significant portion of these net operating loss carryforwards have no expiration dates.

As of June 30, 2007, management evaluated the realizability of the Company's deferred income tax assets. As part of assessing the realizability of its deferred income tax assets, management evaluated whether it is more likely than not that some portion, or all, of its deferred income tax assets will be realized. The realization of its U.S., Europe, and Hong Kong deferred income tax assets relates directly to the Company's tax planning initiatives and strategies for U.S. federal and state, Europe and Hong Kong tax purposes. In Fiscal 2007, based on all the available evidence, management determined that it is not more likely than not that its deferred income tax assets will be fully realized. Accordingly, the Company recorded a full valuation allowance against all of its deferred income tax assets in Fiscal 2007. Historically, the Company has recorded a full valuation allowance against all of its deferred tax assets in each fiscal year subsequent to and including Fiscal 2004. For Fiscal 2007, Fiscal 2006 and Fiscal 2005, the Company's effective income tax rate was 0 %,
0.6 % and 0.4% respectively. The Company's future effective income tax rate will depend on the apportionment between domestic and foreign taxable income and losses, the statutory rates of the related tax jurisdictions and any changes to the valuation allowance.

A reconciliation of income tax expense computed at the statutory U.S. federal rate to the actual provision for income taxes is as follows:

                                                                                                        Fiscal Year
                                                                                       --------------------------------------------
                                                                                         2007              2006              2005
                                                                                       --------          --------          --------
Computed benefit at U.S. federal statutory tax rate of 35%                             $ (4,102)         $ (6,826)         $(15,658)
(Decrease) increase in valuation allowance                                                 (195)            1,127             6,761
Effect of foreign subsidiaries subject to a different tax rate                            3,049             5,013            10,832
Previously unrecorded provision (benefit)                                                   944               762            (1,641)
Permanent differences                                                                       263                20               (12)
State income tax, net of federal benefit                                                      4                11                --
Other                                                                                        43                --               (96)
                                                                                       --------          --------          --------
Provision for income taxes                                                             $      6          $    107          $    186
                                                                                       ========          ========          ========

In Fiscal 2007, the Company identified net adjustments totaling $0.9 million. In Fiscal 2006, the Company identified net adjustments totaling approximately $0.8 million related to the prior year, primarily related to U.S. operations. In Fiscal 2005, the Company identified an adjustment to its net U.S. operating loss carryforwards with a tax effect of $1.6 million related to prior years. These amounts were fully offset by changes in a valuation allowance in each of Fiscal 2007, Fiscal 2006 and 2005 and would have been similarly offset by changes in a valuation allowance had they been reflected in the appropriate prior periods, which, accordingly, have not been reclassified.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Offices and Warehouses

United States

The Company leases approximately 20,000 square feet of office space at 4000 Hollywood Boulevard, Hollywood, Florida, of which approximately 5,500 square feet was sublet as of August 1, 2006. The Company also leases, but no longer uses, a warehouse of approximately 13,700 square feet in Fort Lauderdale, Florida, which was sublet as of January 7, 2005. The subleases pursuant to which the Company sublets these facilities provide for rental income of approximately $16,000 and $11,000 per month, respectively, with annual increases ranging from 2-3% and 3%, respectively, and expire on January 31, 2009, and January 31, 2014, respectively.

As of July 3, 2004, the Company ceased operations in the Fort Lauderdale warehouse facility. The Company subleased these premises at the prevailing market rate which was $0.1 million lower than the existing contractual rate. Accordingly, at June 30, 2007 and July 1, 2006, the Company had recorded an accrued liability in the accompanying consolidated balance sheets related to the present value of the unfavorable rent differential between the total future lease expense offset by the estimated total future sublease income.

Hong Kong

The Company owns a total of 6,600 square feet of office space on one floor at ADP Pentagon Centre, 98 Texaco Road, Tsuen Wan, New Territories, Hong Kong. In the same facility, the Company leases a total of approximately 6,600 square feet of office space of one floor under a lease expiring in November 2009 at a cost of approximately $5,050 per month including rent and maintenance. The land on which the building is situated is subject to a governmental ground lease that will expire in 2047.

The Company leases a warehouse for document storage comprised of approximately 1,760 square feet at Hing Yip Center, Room 1105, 72-76 Texaco Road, Tsuen Wan, Hong Kong for approximately $770 per month including rent and maintenance under a lease expiring November 30, 2007.

PRC Operations

The Company's manufacturing activities are conducted at its facilities located in the Longgang District of Shenzhen, PRC (the "Company Facility"). The Company leases three employee dormitories (the "Dormitories") at a cost of approximately $19,000 per month. The aggregate square footage of the Company Facility and the Dormitories is approximately 600,000 square feet.

The current processing agreement with the PRC expires in October 2016. Pursuant to a land use agreement, the Company has the title and right to use the land upon which the Company Facility is situated through September 22, 2038. At the end of the term, title and ownership to the land and Company Facility transfer to a PRC governmental agency. At that time, the Company may be able to extend the usage term of the PRC land and improvements thereon at then prevailing rates.

Other Jurisdictions

In Fiscal 2005, the Company sold its property in Coalville, England that was previously used in connection with its operations in the United Kingdom. Under the terms of sale, the property was sold for approximately $0.9 million with a carrying value of approximately $0.5 million. The Company received net proceeds of approximately $0.9 million and recorded a gain on the sale of the property in the accompanying consolidated statements of operations of approximately $0.4 million. The Company leases office space in the United Kingdom. The leases for office space in France, Germany and Japan were terminated as of May 31, 2007, December 15, 2006 and September 29, 2006, respectively. The Company's lease for its facility in Canada expired October 31, 2005. The Company relocated its Canadian warehousing activity to a third-party service provider under a contract that was terminated effective September 30, 2006.

Leases

Future minimum rental payments for operating leases as of June 30, 2007 are as follows:

(in thousands)

Fiscal Year

   2008                                               $  698
   2009                                                  413
   2010                                                  340
   2011                                                  324
   2012                                                  324
   Thereafter                                            521
                                                      ------
Total minimum payments                                $2,620
                                                      ======

Minimum payments have not been reduced by minimum sublease rentals of $0.4 million due in the future under non-cancelable subleases.

Rental expense for operating leases of approximately $1.4 million, $1.8 million and $2.1 million was incurred for Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively.

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

If Mr. Lampert's employment is terminated by the Company without cause or if there is a constructive termination without cause, Mr. Lampert would be entitled to receive the Accrued Amounts, his base salary and continuation of his benefits (or the economic equivalent of such benefits), the Additional Life and Disability Insurance and certain perquisites for the scheduled balance of the term and for an additional twelve months thereafter, and a prorated bonus for the year in which the termination occurred. If such termination followed a change of control of the Company, Mr. Lampert would be entitled to receive the salary continuation benefit as a lump sum payment without any discount and, subject to limited exceptions, any benefits, including options, in which he is not at such time fully vested would become fully vested and any options would remain exercisable for the full stated term of the option. If the automatic extensions of the term of the Lampert Agreement are discontinued at the request of the Company and Mr. Lampert's employment is terminated upon expiration of the term, Mr. Lampert would be entitled to receive the Accrued Amounts, his base salary and continuation of his benefits (or the economic equivalent of such benefits), the Additional Life and Disability Insurance and certain perquisites for twelve months after the end of the term, and a prorated bonus for the year in which the termination occurred. In addition, if the severance payments to Mr. Lampert under the Lampert Agreement follow a change in control and, together with other amounts paid to Mr. Lampert, exceed certain threshold amounts and are determined to constitute a parachute payment (as defined in Section 280G(b)(2) of the Internal Revenue Code), Mr. Lampert is to receive an additional amount to cover the federal excise tax with respect thereto on a "grossed up" basis. If Mr. Lampert is terminated for cause, or he voluntarily resigns, he will only receive the Accrued Amounts and benefits provided in benefit plans.

Pursuant to the Lampert Agreement, the Company adopted a SERP for the benefit of Ira B. Lampert (the "Lampert SERP"). Initially, $500,000 was credited to the Lampert SERP account each year. These yearly credits were 100% vested and not subject to forfeiture. Mr. Lampert voluntarily reduced the amount of the credit to be made in January 2005 from $500,000 to $350,000. Effective as of July 1, 2005, the Company was no longer obligated to make $500,000 annual contributions to the Lampert SERP. However, if a change of control of the Company occurs and Mr. Lampert remains employed by the Company thereafter, the Company will be obligated to pay Mr. Lampert $500,000 within 30 days after the date of the change of control and annually during the remaining term of his employment with the Company on the first business day of each calendar year following the change of control. Pursuant to a one-time grant to Mr. Lampert of $1,549,998 in deferred compensation, made as of April 19, 2000, an additional $1,549,998 was credited to the Lampert SERP. It vested in three equal annual installments beginning January 1, 2001 and, as such, became fully vested on January 1, 2003. Additional credits were made to the Lampert SERP for the Deferred LTCIP Award of August 6, 2003 (described below under "Deferred Long-Term Compensation") and the deferred compensation awarded to him pursuant to the conditional release program because he prepaid the total amount of the indebtedness before it was scheduled to be forgiven by the Company.

The Company also has employment agreements with its other executive officers that provide for annual salaries ranging from approximately $220,000 to $275,000, plus certain other fringe benefits. These agreements prohibit the executives from competing with the Company for one year following termination of employment with the Company. These agreements contain, among other things, termination provisions that may result in the Company being obligated to make severance payments equal to four months' or one year's base salary, as the case may be, plus certain other fringe benefits.

In connection with grants of deferred compensation to five of its former and/or current executive officers other than Ira B. Lampert, the Company adopted various SERPs for the benefit of those executives. A total of $1,090,000 was contributed to rabbi trusts established by the Company in connection with the executive SERPs (other than the Lampert SERP), which ranged from $100,000 to $550,000 per executive, before giving effect to the Deferred LTCIP Awards added to the SERPs of those executive officers who were granted a Deferred LTCIP Award on August 6, 2003. Generally, the amounts in the executive SERPs vested in installments over a period of not less than three years, subject to the executive's continued employment, and many provide for accelerated vesting, in whole or in part, if the executive's employment is terminated by the Company without cause. Additionally, Mr. Lampert and another executive officer elected to defer compensation from time to time, pursuant to their respective SERP agreements with the Company.

Each time the Company made an initial credit to an executive's account under a SERP agreement, the Company simultaneously contributed an equal amount to a trust established for the purpose of accumulating funds to satisfy the obligations incurred by the Company pursuant to the SERP.

The SERP and other deferred compensation account balances, including investment earnings, were recorded as a deferred compensation asset and the related vested balances were recorded as a deferred compensation liability.

Deferred Long-Term Compensation

On August 6, 2003, the following former and/or current executive officers were awarded the following amounts of contingent deferred compensation under the Company's Amended and Restated 2002 Long Term Cash Incentive Plan ("2002 LTCIP") with respect to the Fiscal 2002-2003 performance period (the "Deferred LTCIP Awards"): (i) Ira B. Lampert, $670,474; (ii) Brian F. King, $335,237; (iii) Keith L. Lampert, $389,629; (iv) Urs W. Stampfli, $274,021; and (v) Richard M. Finkbeiner, $224,722. The Deferred LTCIP Awards to Keith L. Lampert and Urs W. Stampfli vested, so long as the executive continued to be employed by the Company, in three equal annual installments on August 6, 2004, 2005 and 2006, or immediately upon: (i) a change of control of the Company; or (ii) the executive's death or disability. The Deferred LTCIP Awards to Brian King and Rick Finkbeiner were forfeited when their employment terminated before any vesting had occurred. Ira B. Lampert voluntarily agreed to delay the vesting of his Deferred LTCIP Award by one year, such that it vested in three equal installments on August 6, 2005, 2006 and 2007 instead of August 6, 2004, 2005 and 2006. Otherwise, the Deferred LTCIP Award granted to Ira B. Lampert had substantially the same terms and conditions as the other Deferred LTCIP Awards; however, in addition to the events that will accelerate the vesting of the other Deferred LTCIP Awards, it provides for immediate vesting in the event of termination without cause, a constructive termination of employment without cause, or the non-renewal of his employment contract. The Lampert SERP and the other SERPs were all amended to include appropriate terms to govern the Deferred LTCIP Awards. The Company contributed the foregoing amounts to trusts established for the purpose of holding funds to satisfy the Company's obligations under the Deferred LTCIP Awards. Pursuant to the Separation Agreement between Mr. Keith Lampert and the Company, the vesting date of the installment of his Deferred LTCIP Award that was to have vested on August 6, 2006, was accelerated to March 31, 2006, the effective date of the termination of Mr. Keith Lampert's employment with the Company. See "Executive Separation Agreements" below.

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

The amendments addressed two types of deferred compensation governed by the
SERPs: amounts deferred and vested on or before December 31, 2004 that were not subject to Section 409A ("Grandfathered Amounts") and amounts deferred on or before December 31, 2004 but not vested on such date that were subject to
Section 409A ("409A Amounts"). The amendments addressing Grandfathered Amounts terminated each SERP as to all Grandfathered Amounts and provided for the payment of such Grandfathered Amounts to be disbursed during calendar year 2005, except that the SERP between the Company and Ira B. Lampert was amended to permit Mr. Lampert, on or before November 30, 2005, to make an immediately effective election to withdraw his Grandfathered Amounts on January 3, 2006. The amendments addressing 409A Amounts permitted a SERP participant to elect, prior to December 31, 2005, to terminate his participation in his respective SERP as to all or a portion of the 409A Amounts, provided that all such vested 409A Amounts would be disbursed on or before December 31, 2005 or, if not earned and vested on such date, during the calendar year in which such 409A Amounts will be earned and vested.

As disclosed in the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2005, the Grandfathered Amounts were distributed to the SERP participants in accordance with the elections made by each participant. The 409A Amounts were distributed immediately upon vesting.

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

Under the terms of their respective Separation Agreements, each of Messrs. Keith Lampert, Schutzman and Press (a) was prohibited from competing with the Company for a period of one year following the effective date of his separation from the Company; (b) agreed to provide to the Company certain cooperation and assistance (without additional compensation therefore during the one-year period covered by their severance payments); and (c) agreed to release the Company from any claims each may have against the Company.

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

Effective January 1, 2001, the Company entered into a new twenty-year license agreement with Fuji Photo Film Ltd ("Fuji"). Under the new license agreement, Fuji granted the Company a worldwide non-exclusive license (excluding Japan until January 1, 2005) to use certain of Fuji's patents and patent applications related to single-use cameras. The license extends until the later of the expiration of the last of the licensed Fuji patents or February 26, 2021. In consideration of the license, the Company agreed to pay a license fee and certain royalty payments to Fuji. Accordingly, a significant portion of the balance for patents, trademarks and licenses, net in "Other assets" in the accompanying consolidated balance sheets at June 30, 2007 and July 1, 2006, was an asset associated with the Fuji license. The Company also recorded as a liability a corresponding amount that was included in licensing related obligations in "Other liabilities" in the accompanying consolidated balance sheets at June 30, 2007 and July 1, 2006 which was equal to the present value of future license fee payments. The Company amortizes these assets based upon quantities of units produced.

On August 26, 2002, the Company entered into two Polaroid licensing agreements. The two license agreements provided it with the exclusive (with the exception of products already released by Polaroid into the distribution chain), worldwide use of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of single-use and traditional film based cameras, including zoom cameras and certain related accessories. The license agreements did not include instant or digital cameras. Each license agreement included an initial term expiring on February 1, 2006, provided the Company the right to renew the license under the same economic terms for an additional three-year period and provided for the payment by the Company of $3.0 million of minimum royalties, or $6.0 million in total for both license agreements, which were fully credited against percentage royalties. On November 28, 2005, the Company exercised its right to renew the single-use camera license agreement with Polaroid for an additional three-year term expiring on February 1, 2009 in accordance with the same economic terms included in the original agreement. Pursuant to the terms of the single-use camera license agreement, as of July 1, 2007, the Company paid $2.5 million of minimum royalties and recorded the payment as a prepaid asset. The Company amortizes this asset based upon a percentage of net sales of Polaroid branded single-use cameras during the three-year renewal term expiring February 1, 2009. In January 2006, the Company entered into a new license agreement with Polaroid providing it with the exclusive, worldwide use of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of traditional film cameras. The new license agreement is for a term of three years expiring on January 31, 2009 and provided for the payment by the Company of $50,000 of minimum royalties on or before October 31, 2006, which was fully credited against percentage royalties during the first year of the term. There are no minimum guaranteed royalty payments under the traditional film license agreement after the first year of the term.

Additionally, the Company has other license and royalty agreements that require the payment of royalties based on the manufacture and/or sale of certain products. Its license and royalty agreements expire at various dates through Fiscal 2023. Total amortization and royalty expense for all licensing and royalty agreements for Fiscal 2007, Fiscal 2006 and Fiscal 2005 was $6.6 million, $9.4 million and $6.9 million, respectively.

Intellectual Property Claims

From time to time, the Company receives patent infringement claims which it analyzes and, if appropriate, takes action to avoid infringement, settle the claim or negotiate a license. Those claims for which legal proceedings have been initiated against the Company are discussed in Note 15, Litigation and Settlements. The Company has also received notifications from two entities, one of which was a significant customer, alleging that certain of the Company's digital cameras infringe upon those entities' respective patents. The Company has engaged in discussions with these entities regarding resolution of the claims.

Based on the Company's initial assessment of these claims, infringement of one or more patents is probable if the patents are valid. Based upon the licensing discussions to date, the Company preliminarily estimates the potential royalties due to these two claimants for digital camera sales through June 30, 2007 to be between $0 and approximately $6.7 million in the aggregate. The actual royalty amounts, if any, for past and future sales are dependent upon the outcome of the negotiations. The Company has notified certain of its suppliers of its right to be indemnified by the suppliers if it is required to pay royalties or damages to either claimant. The Company is unable to reasonably estimate the amount of the potential loss, if any, within the range of estimates relating to these claims. Accordingly, the Company has not accrued any amounts related to these claims as of June 30, 2007.

German Income Tax Contingencies

During the fourth quarter of Fiscal 2007, the Company reviewed certain tax positions of its German subsidiary in conjunction with a German tax audit. Although the Company maintains that these tax positions should be sustained, the Company cannot guarantee that they will be sustained following the audit. Based upon the Company's evaluation of these tax positions, if all of its positions are not sustained, the Company preliminarily estimates that the potential taxes due to the German taxing authority could be up to $ 3.5 million in the aggregate. The actual tax amounts due, if any, are dependent upon the outcome of the audit and any negotiations or appeals related thereto. The Company is unable to reasonably estimate the amount of the potential loss, if any, within the range of estimate. Accordingly, the Company has not accrued any amounts related to these taxes as of June 30, 2007.

Purchase Commitments

At June 30, 2007, the Company had $13.5 million in non-cancelable purchase commitments relating to the procurement of raw materials, components and finished goods inventory from various suppliers. In the aggregate, such commitments are not at prices in excess of current marker values and typically do not exceed one year.

NOTE 15 - LITIGATION AND SETTLEMENTS

In July 2002, a class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be holders of the Company's Common Stock. In January 2003, an amended class action complaint (the "Amended Complaint") was filed adding certain of the Company's current and former directors as defendants. On August 27, 2004, the court dismissed the claims against the newly added current and former directors. On September 8, 2005, the court granted the plaintiffs' motion for class certification and certified as plaintiffs all persons who purchased the Common Stock between January 18, 2001 and June 22, 2001, inclusive, and who were allegedly damaged thereby (the period January 18, 2001 through June 22, 2001 hereinafter referred to as the "Class Period"). The allegations remaining in the Amended Complaint were centered around claims that the Company failed to disclose, in periodic reports it filed with the SEC and in press releases it made to the public during the Class Period regarding its operations and financial results, that a large portion of its accounts receivable was represented by a delinquent and uncollectible balance due from then customer, KB Gear Interactive, Inc. ("KB Gear"), and that a material portion of its inventory consisted of customized components that had no alternative usage. The Amended Complaint claimed that such failures artificially inflated the price of the Common Stock. The Amended Complaint sought unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. On October 13, 2006, a Stipulation of Settlement was filed with the court and on January 26, 2007, the court issued a Final Judgment and Order of Dismissal approving the settlement set forth in the Stipulation of Settlement and dismissing the case with prejudice. The Company sought coverage from its insurance carrier for this lawsuit under its directors and officers liability insurance policy. The settlement amount is within the policy limits and was approved and paid by the Company's insurance carrier. On September 17, 2002, the Company was advised by the staff of the SEC that it was conducting an informal inquiry related to the matters described above and requested certain information and materials related thereto. On October 15, 2002, the staff of NASDAQ also requested certain information and materials related to the matters described above and to matters related to the previously reported embezzlement of Company funds by a former employee, uncovered in April 2002. The Company provided the requested information to the staff of the SEC and NASDAQ and has not received any further communication from the staff of the SEC with respect to the informal inquiry or from NASDAQ with respect to its request since the Company last responded in February 2003.

In September 2004, a class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be holders of the Company's Common Stock. In August 2005, an amended consolidated complaint (the "Amended Complaint") was filed adding a former officer of the Company as a defendant. The lead plaintiff under the Amended Complaint seeks to act as a representative of a class consisting of all persons who purchased the Company's Common Stock during the period from August 14, 2003 through August 31, 2004, inclusive. On March 23, 2007, the court granted the plaintiff's motion for class certification and certified as plaintiffs all persons who purchased the Common Stock between August 14, 2003 and August 31, 2004, inclusive, and who were allegedly damaged thereby (the period August 14, 2003 through August 31, 2004 hereinafter referred as the "Class Period"). The allegations in the Amended Complaint are centered around claims that the Company failed to disclose, in periodic reports it filed with the SEC and in press releases it made to the public during the Class Period regarding its operations and financial results, (i) the full extent of the Company's excess, obsolete and otherwise impaired inventory; (ii) the departure from the Company of the aforementioned former officer defendant until several months after his departure; and (iii) that Eastman Kodak Company ("Kodak") had notified the Company that it would stop purchasing cameras from the Company under its two design and manufacturing services ("DMS") contracts with the Company due to the Company's alleged infringement of Kodak's patents. The Amended Complaint also alleged that the Company improperly recognized revenue contrary to generally accepted accounting principles due to an alleged inability to reasonably estimate digital camera returns. The Amended Complaint claimed that such failures artificially inflated the price of the Common Stock. The Amended Complaint sought unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The Company has reached an agreement in principle with the plaintiffs on the settlement of this lawsuit. The settlement is subject to the negotiation and execution of a mutually agreeable settlement agreement and approval by the class shareholders and the court. The Company has sought coverage from its insurance carrier for this lawsuit under its directors' and officers' liability insurance policy and the insurance carrier is defending the action under a reservation of rights. The agreed upon pending settlement amount is within the policy limits and the insurance carrier has agreed to pay such amount. Although the Company believes the settlement will be consummated and approved by the court, the Company cannot guarantee this result and if the lawsuit continues and is adversely determined, the Company's ultimate liability, which could be material, cannot be ascertained. In a letter dated November 19, 2004, the Company was advised by the staff of the SEC that it is conducting an investigation related to the matters described above. The Company has provided the requested information to the staff of the SEC and has not received any further communication from the SEC with respect to its request since the Company last responded in May 2005.

On November 16, 2004, a shareholder derivative suit was filed against certain of the Company's current and former officers and directors, and the Company as a nominal defendant, in the United States District Court for the District of New Jersey by an individual purporting to be a holder of the Company's Common Stock. The complaint alleged that the individual defendants breached their duties of loyalty and good faith by causing the Company to misrepresent its financial results and prospects, resulting in the class action complaints described in the immediately preceding paragraph. The complaint sought unspecified damages, repayment of salaries and other remuneration from the individual defendants, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. In March 2005, the court granted a motion by the individual defendants and the Company to transfer the action to the United States District Court for the Southern District of Florida where the related class action suit is currently pending. In May 2005, the court consolidated this case with the related class action suit for discovery purposes only. Although the Company believes this lawsuit is without merit, its outcome cannot be predicted, and if adversely determined, the ultimate effect on the Company, which could be material, cannot be ascertained. The Company has sought coverage from its insurance carrier for this lawsuit under its directors' and officers' liability insurance policy, and the insurance carrier is defending the action under a reservation of rights.

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

NOTE 16 - OTHER CHARGES

Cost-Reduction Initiatives

The Company continues to evaluate its cost structure and implement cost-reduction initiatives as appropriate. During Fiscal 2007, cost-reduction initiatives included, among other things, the elimination of certain employee positions. As a result, during Fiscal 2007, the Company recorded total charges of $0.9 million related to severance costs for the elimination of certain employee positions.

During the fourth quarter of Fiscal 2006, the Company began implementing an operating strategy designed to significantly de-emphasize the sale of digital cameras and increase its focus on the sales of single-use and 35mm traditional film cameras. In connection with this strategy, the Company has realigned its operations in Europe, including ceasing its operations in France and Germany. As a result of the France and Germany office closures in Fiscal 2007, the Company recorded charges of approximately $0.4 million for severance costs. In addition, as a result of the de-emphasis of digital camera sales, the Company reduced its outsourcing organization in Asia and recorded a total of $0.1 million for employee severance costs. The Company also recorded impairment charges totaling $1.8 million related to the impairment of certain long-lived assets that included a reduction in the carrying value of a license used primarily in the branding of digital cameras and certain machinery held for sale in the amounts of $1.0 million and $0.8 million, respectively.

Table I -- Other Charges Liability reconciles the beginning and ending balances of the other charges liability.

(in thousands)

Other Charges Liability

                                                               Severance           Retention            Leases               Total
                                                               ---------           ---------            ------               -----
Balance as of July 2, 2005                                      $   190             $   129             $    --             $   319
                                                                -------             -------             -------             -------
Charges                                                           1,630                 177                  --               1,807
Reversals                                                            --                 (24)                 --                 (24)
Payments                                                           (645)               (275)                 --                (920)
                                                                -------             -------             -------             -------
Balance as July 1, 2006                                         $ 1,175             $     7             $    --             $ 1,182
                                                                -------             -------             -------             -------
Charges                                                             943                   9                  26                 978
Reversals                                                           (44)                 (7)                 (1)                (52)
Payments                                                         (1,838)                 --                 (25)             (1,863)
                                                                -------             -------             -------             -------
Balance as June 30, 2007                                        $   236             $     9             $    --             $   245
                                                                =======             =======             =======             =======

Table II -- Other Charges presents the related expenses and their classification in the consolidated statements of operations.

(in thousands)

                                                                                             Long-Lived
                                                                                               Asset
Other Charges                                               Severance      Retention         Impairment        Leases          Total
-------------                                               ------------------------------------------------------------------------
Fiscal 2007
-----------
Cost of products sold                                         $  341         $   --          $      --         $   --         $  341
Selling expense                                                  470             (7)                --             16            479
General and administrative expense                                88              9                 --              9            106
                                                              ------         ------          ---------         ------         ------
Total                                                         $  899         $    2          $      --         $   25         $  926
                                                              ======         ======          =========         ======         ======

Fiscal 2006
-----------
Cost of products sold                                         $   29         $   96          $     788         $   --         $  913
Selling expense                                                  357             14                 --             --            371
General and administrative expense                             1,244             43              1,039             --          2,326
                                                              ------         ------          ---------         ------         ------
Total                                                         $1,630         $  153          $   1,827         $   --         $3,610
                                                              ======         ======          =========         ======         ======

Fiscal 2005
-----------
Cost of products sold                                         $   --         $  142           $                $   --         $  142
Selling expense                                                  107             47                 --             --            154
General and administrative expense                               153            147                 --             --            300
                                                              ------         ------          ---------         ------         ------
Total                                                         $  260         $  336          $      --         $   --         $  596
                                                              ======         ======          =========         ======         ======

As a result of the cost-reduction initiatives implemented in Fiscal 2006 and Fiscal 2007, the Company expects to make cash payments totaling $0.2 million during Fiscal 2008 related to severance.

NOTE 17 - OTHER INCOME, NET

Included in the accompanying consolidated statements of operations under the caption, "Other income, net" is the following:

(in thousands)

                                                         Fiscal Year
                                            -----------------------------------
                                             2007           2006          2005
                                            -------       -------       -------
Investment income                           $(1,927)      $(1,525)      $  (947)
Gain on sale of securities                       --            --        (1,124)
Gain on sale of building                         --            --          (450)
Foreign currency loss, net                      105           276           426
Other (income) expense, net                    (177)          107           325
                                            -------       -------       -------
Other income, net                           $(1,999)      $(1,142)      $(1,770)
                                            =======       =======       =======

NOTE 18 - GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMER INFORMATION

Pursuant to SFAS No. 131, Disclosure About Segments of a Business Enterprise and Related Information, the Company is required to report segment information. The Company operates in only one business segment, imaging equipment, and sells only one type of product, image capture devices. Accordingly, the

Company's reported consolidated annual net sales reflect the revenue from the sale of such image capture devices from external customers and no additional segment reporting is required. SFAS No. 131 also requires certain revenue disclosures of geographic information based upon the Company's determination as to which regions such revenues were attributed. Accordingly, for purposes of this disclosure, the Company attributed sales to the region where the customer's home office was located. A summary of selected financial information regarding the Company's geographic operations is set forth below. The Americas consist of the United States, Canada and Latin America; Europe consists of Germany, the United Kingdom, France and certain other countries in the European Union; Asia consists of Hong Kong, Japan and the PRC.

(in thousands)

                                                      Fiscal Year
                                      ------------------------------------------
Sales made to unaffiliated
customers:                              2007             2006             2005
                                      --------         --------         --------
Americas                              $ 66,767         $ 88,167         $ 87,211
Asia                                     4,829              813           18,860
Europe                                  15,057           48,549           68,277
                                      --------         --------         --------
Total                                 $ 86,653         $137,529         $174,348
                                      ========         ========         ========

                                                   June 30,              July 1,
Identifiable assets:                                 2007                 2006
                                                   --------             --------

Americas                                           $ 51,733             $ 54,396
Asia                                                 29,096               45,326
Europe                                                1,675                5,020
                                                   --------             --------
Total                                              $ 82,504             $104,742
                                                   ========             ========

                                                    (Percentage of net sales)
Product groups:                                            Fiscal Year
                                                -------------------------------
                                                 2007         2006         2005
                                                -----        -----        -----
Single-use cameras                               89.0%        60.4%        45.9%
Digital cameras                                   2.5%        28.3         41.1
35mm traditional film cameras                     8.5%        11.3         13.0
                                                -----        -----        -----
Total                                           100.0%       100.0%       100.0%
                                                =====        =====        =====

During Fiscal 2007, each of the following customers accounted for at least 10% of the Company's net sales: Wal-Mart Stores, Inc. ("Wal-Mart") and Walgreen Co. ("Walgreens"). These companies represented the Company's two largest customers generating sales in Fiscal 2007 of approximately $35.5 million (40.9% of total net sales) and $18.0 million (20.8% of total net sales), respectively.

During Fiscal 2006, each of the following customers accounted for at least 10% of the Company's net sales, Wal-Mart and Walgreens. These companies represented the Company's two largest customers generating net sales in Fiscal 2006 of approximately $46.5 million (33.8% of total net sales) and $20.9 million (15.2% of total net sales), respectively.

During Fiscal 2005, Wal-Mart and Walgreens accounted for at least 10% of the Company's net sales. These companies represented the Company's two largest customers generating net sales in Fiscal 2005 of approximately $39.3 million (22.6% of total net sales) and $20.4 million (11.7% of total net sales), respectively. As previously reported in the Company's Form 10-K for Fiscal 2004, the Company received notification from a third customer, Kodak, of its intent to cease purchases under its two DMS contracts with the Company by the end of Second Quarter Fiscal 2005. The winding down of sales to Kodak had a material adverse effect on the Company's results of operations for Fiscal 2005 and Fiscal 2006. The loss of any other significant customer or substantially reduced sales to any other significant customer could have a material adverse impact on the Company's financial condition and results of operations.

No other customer accounted for 10% or more of consolidated net sales of the Company during Fiscal 2007, Fiscal 2006 or Fiscal 2005.

NOTE 19 - QUARTERLY RESULTS (UNAUDITED)
(in thousands, except per share data)

                                                                                        Quarter Ended
                                                            -----------------------------------------------------------------------
Fiscal 2007                                                 Sept. 30,             Dec.30,             March 31,            June 30,
-----------                                                   2006                 2006                 2007                 2007
                                                            --------             --------             --------             --------
Net sales                                                   $ 28,825             $ 19,338             $ 16,375             $ 22,115
Gross profit                                                   4,503                1,501                1,133                2,064
Loss before income taxes                                      (1,623)              (3,529)              (3,362)              (3,206)
Net loss                                                      (1,640)              (3,547)              (3,361)              (3,178)
Basic loss per share                                        $  (0.28)            $  (0.61)            $  (0.57)            $  (0.54)
Diluted loss per share                                      $  (0.28)            $  (0.61)            $  (0.57)            $  (0.54)

                                                                                         Quarter Ended
                                                            -----------------------------------------------------------------------
Fiscal 2006                                                  Oct. 1,             Dec. 31,              Apr. 1,              July 1,
-----------                                                   2005                 2005                 2006                 2006
                                                            --------             --------             --------             --------
Net sales                                                   $ 44,586             $ 41,109             $ 18,870             $ 32,964
Gross profit                                                   4,129                4,021                1,797                4,654
Loss before income taxes                                      (5,710)              (5,641)              (4,699)              (3,454)
Net loss                                                      (5,760)              (5,779)              (4,739)              (3,333)
Basic loss per share                                        $  (0.99)            $  (0.99)            $  (0.81)            $  (0.57)
Diluted loss per share                                      $  (0.99)            $  (0.99)            $  (0.81)            $  (0.57)

See Note 16, Restructuring and Other Charges for a description of items that had a significant effect on certain fiscal quarters.

NOTE 20 - SUBSEQUENT EVENTS

On July 2, 2007, the Chairman took delivery of the 66,202 shares held in trust upon the expiration of the extended deferral period, reducing the deferred share arrangement in the stockholders' equity section by $412,825.

The Dah Sing Facilities were extended on their existing terms from August 31, 2007 until October 31, 2007 by letters dated August 27, 2007 and September 25, 2007. For additional information regarding the Dah Sing Facilities, see Note 7, Short-Term Borrowings and Financing Facilities, in the Notes to Consolidated Financial Statements.

The Company has reached an agreement in principle with the plaintiffs on the settlement of the class action lawsuit that was filed in September 2004. The settlement is subject to the negotiation and execution of a mutually agreeable settlement agreement and approval by the class shareholders and the court. The agreed upon pending settlement amount is within the limits of the Company's directors' and officers' liability insurance policy and the insurance carrier has agreed to pay such amount. See Item 3, Legal Proceeding, and Note 15,

Litigation and Settlements, in the Notes to Consolidated Financial Statements for more information regarding this class action suit and the agreement in principle.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), designed to ensure that information required to be disclosed in our filings under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Our management has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2007, our disclosure controls and procedures were effective in providing reasonable assurance of achieving their objectives in internal control over financial reporting as described above.

Since we are not an accelerated filer, we are not currently required to provide an annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K and our independent registered public accounting firm is not required to issue a separate attestation report on the effectiveness of our internal control over financial reporting under Item 308(b) of Regulation S-K.

As of June 30, 2007, we remediated the previously reported weakness in its internal control over financial reporting related to information technology.

(b) Changes in Internal Control over Financial Reporting. Except for the remediation of the material weakness described above, there was no change in the our internal control over financial reporting that occurred during the period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information about directors required for this item is incorporated into this report by reference to our definitive proxy statement to be filed in connection with our Annual Meeting of Shareholders that will be held in December 2007 (the "Annual Meeting").

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

            (2)   Financial Statement Schedule

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)

 Column A           Column B                      Column C                 Column D        Column E

                                                  Additions
                                        ----------------------------
                    Balance at          Charged to        Charged to                        Balance
                  beginning of          costs and            other                          at end
Description          period             expenses           accounts       Deductions       of period
-----------       ------------          ----------        ----------      ----------       ---------
1. Allowances for sales returns and allowances, discounts, and doubtful accounts

Fiscal Year:

  2007              $ 3,827               1,766                              3,559          $ 2,034

  2006              $ 8,111               7,527               --            11,811          $ 3,827

  2005              $ 9,731              24,225               --            25,845          $ 8,111

2. Deferred income tax valuation allowance

Fiscal Year:

  2007              $20,030                  --               --               195          $19,835

  2006              $18,903               1,127               --                --          $20,030

  2005              $12,142               6,761               --                --          $18,903

            (3) Exhibits: Each management contract or compensatory plan listed below is identified with an asterisk. The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

No.            Description                                            Method of Filing
---            -----------                                            ----------------
2.1            Purchase of Share and Claims and Transfer Agreement,   Incorporated by reference to the Company's
               dated May 10, 2004, by and between Concord Camera      Current Report on Form 8-K ("8-K") filed with
               GmbH and 4MBO International Electronic AG for the      the SEC on May 25, 2004.
               purchase of Jenimage Europe GmbH and Jenimage UK
               Limited

3.1            Certificate of Incorporation, as amended through       Filed herewith.
               November 3, 2006

3.2            Restated By-Laws, as amended through July 12, 2004     Incorporated by reference to the Company's
                                                                      Annual Report on Form 10-K ("10-K") for the
                                                                      year ended July 3, 2004.

4.1            Form of Common Stock Certificate                       Incorporated by reference to the Company's
                                                                      registration statement on Form 8-A filed
                                                                      September 20, 2000.

9.1*           Amended and Restated Voting Agreement, dated           Incorporated by reference to the Company's
               February 28, 1997, among the parties signatory         10-K for the year ended July 1, 2000.
               thereto, including among others, Ira B. Lampert,
               Brian King and Arthur Zawodny, as amended on
               various dates in 1998 to add certain additional
               shares of the Company's Common Stock owned by
               Ira B. Lampert, Brian King and Keith Lampert and
               as further amended on January 6, 2000

10.1           Second renewal agreement of Master Processing          Incorporated by reference to the Company's
               Contract No. (86)507, dated March 15, 1996, and        Quarterly Report on Form 10-Q ("10-Q") for the
               approval notice issued by the Longgang Economic        quarter ended September 30, 2000.
               Development Bureau (English translations)

10.2           Contract for Grant of State-Owned Land Use Right,
               Incorporated by reference to the Company's dated
               November 8, 1994, with the Shenzhen Land 10-Q for the quarter ended September 30, 2000. Bureau
               (English translation)

10.3           Agreement for Contract Processing among Shenzhen       Incorporated by reference to the Company's 8-K
               Henggang Investment Co., Ltd., Shenzhen Longgang       filed with the SEC on September 21, 2006.
               Henggang Xietao Electronics Factory and Concord
               Camera HK Limited ("CCHK") dated July 11, 2006
               (English translation)

10.4           Debenture, dated June 10, 2004, by CCHK in favor of    Incorporated by reference to the Company's
               The Hongkong and Shanghai Banking Corporation          10-K for the year ended July 3, 2004.
               Limited ("HSBC")

10.5           Capitalization and Subordination Agreement dated as    Incorporated by reference to the Company's 8-K
               of March 31, 2005 between the Company and CCHK         filed with the SEC on October 24, 2005.

10.6           Subordination Agreement dated as of March 31, 2005     Incorporated by reference to the Company's 8-K
               between the Company and CCHK                           filed with the SEC on October 24, 2005.

10.7           Letter Agreement between HSBC and CCHK, dated          Incorporated by reference to the Company's 8-K
               January 4, 2006, relating to the provision of          filed with the SEC on January 26, 2006.
               certain financing facilities to CCHK and the
               conditions thereof

10.8           Renewal of Business License of Concord Camera          Incorporated by reference to the Company's
               (Shenzhen) Company Limited, issued by the              10-K for the year ended July 3, 2004.
               Shenzhen Municipal Administration for Industry
               and Commerce on May 17, 2004 (English translation)

10.9           Special Permitted Business License No. 06999 issued    Incorporated by reference to the Company's 8-K
               to Concord Camera Henggang Electronic Factory          filed with the SEC on September 21, 2006.
               (listed as "Concord Camera H.G. Limited" on the
               license), Longgang, Shenzhen, valid from October
               1991 to October 26, 2016 (English translation)

10.10          Letter agreement between HSBC and CCHK, dated          Incorporated by reference to the Company's
               October 18, 2006, relating to the reduction of the     10-Q for the quarter ended December 30, 2006.
               financing facilities provided to CCHK and the
               conditions thereof

10.11          Letter agreement between Dah Sing Bank Limited ("Dah   Incorporated by reference to the Company's
               Sing") and CCHK, dated June 19, 2006, relating to      10-Q for the quarter ended December 30, 2006.
               certain financing facilities provided to CCHK and
               the conditions thereof (the "Dah Sing Facilities")

10.12          Letter agreement between Shanghai Commercial Bank      Incorporated by reference to the Company's
               Ltd. and CCHK, dated June 12, 2006, relating to        10-Q for the quarter ended December 30, 2006.
               certain financing facilities provided to CCHK and
               the conditions thereof

10.13          Letter agreement between Dah Sing and CCHK, dated      Filed herewith.
               June 27, 2006, extending the Dah Sing Facilities
               until August 31, 2007 under existing conditions

10.14          Letter Agreement between Dah Sing Bank Limited and     Filed herewith.
               CCHK, dated August 27, 2007, extending the Dah Sing
               Facilities until September 30, 2007 under existing
               conditions

10.15*         Incentive Plan (1993), as amended through April 24,    Incorporated by reference to the Company's 10-K
               2000                                                   for the year ended July 1, 2000.

10.16*         Amendments to Incentive Plan (1993) dated as of        Incorporated by reference to the Company's
               April 19, 2001 and August 2, 2001                      Schedule TO/A-1 filed August 28, 2001.

10.17*         Amendment to Incentive Plan (1993) dated as of         Incorporated by reference to the Company's
               January 20, 2003                                       10-Q for the quarter ended March 29, 2003.

10.18*         Amendments to Incentive Plan (1993) dated as of        Incorporated by reference to the Company's
               February 10, 2003 and June 2, 2003                     10-K for the year ended June 28, 2003.

10.19*         2002 Incentive Plan for Non-Officer Employees, New     Incorporated by reference to the Company's
               Recruits and Consultants, and Amendment No. 1 to       10-K for the year ended June 29, 2002.
               same dated September 4, 2002

10.20*         Amendment No. 2 dated as of June 2, 2003 to 2002       Incorporated by reference to the Company's
               Incentive Plan for Non-Officer Employees, New          10-K for the year ended June 28, 2003.
               Recruits and Consultants

10.21*         2002 Incentive Plan for New Recruits, and Amendment    Incorporated by reference to the Company's
               No. 1 to same dated as of June 2, 2003                 10-K for the year ended June 28, 2003.

10.22*         Stock Option (Plan and) Agreement, dated as of May     Incorporated by reference to the Company's
               15, 1998, between Urs W. Stampfli and the Company      10-K for the year ended June 29, 2002.

10.23*         Amendment, effective as of February 11, 2003, to       Incorporated by reference to the Company's
               Stock Option (Plan and) Agreement, dated as of         10-K for the year ended June 28, 2003.
               May 15, 1998, between Urs W. Stampfli and the
               Company

10.24*         Amended and Restated Deferred Delivery Plan, as        Incorporated by reference to the Company's
               amended through June 30, 2004                          10-K for the year ended July 3, 2004.

10.25*         Amended and Restated Annual Incentive Compensation     Incorporated by reference to the Company's
               Plan, as amended through June 30, 2004                 10-K for the year ended July 3, 2004.

10.26*         Amended and Restated Long Term Incentive Plan          Incorporated by reference to the Company's
               Commencing Fiscal 2004, as amended through June 30,    10-K for the year ended July 3, 2004.
               2004, and 2004-2006 Performance Criteria

10.27*         Restated Flexible Perquisite Spending Account          Incorporated by reference to the Company's
               Program for Corporate Officers, as amended through     10-K for the year ended July 3, 2004.
               July 12, 2004

10.28*         Appendix A, dated June 6, 2002, to Flexible            Incorporated by reference to the Company's
               Perquisite Spending Account Program                    10-Q for the quarter ended December 28, 2002.

10.29*         The Company Executive Management Tax Equalization      Incorporated by reference to the Company's
               Policy                                                 10-K for the year ended June 29, 2002.

10.30*         Amended and Restated Employment Agreement, dated as    Incorporated by reference to the Company's
               of May 1, 1997, between the Company and Ira B.         10-K for the year ended July 3, 2004.
               Lampert

10.31*         Amendment No. 1 dated as of August 25, 1998,           Incorporated by reference to the Company's
               Amendment No. 3 dated as of April 19, 2000, and        10-K for the year ended June 30, 2001.
               Amendment No. 4 dated as of January 1, 2001, to
               Amended and Restated Employment Agreement dated as
               of May 1, 1997, between Ira B. Lampert and the
               Company

10.32*         Amendment No. 2, dated as of January 1, 1999, to       Incorporated by reference to the Company's
               Amended and Restated Employment Agreement dated as     10-Q for the quarter ended January 2, 1999.
               of May 1, 1997, between Ira B. Lampert and the
               Company

10.33*         Amendment No. 5, dated as of December 2, 2002, to      Incorporated by reference to the Company's
               Amended and Restated Employment Agreement dated as     10-Q for the quarter ended December 28, 2002.
               of May 1, 1997, between Ira B. Lampert and the
               Company

10.34*         Amendment No. 6, dated February 10, 2003, to Amended   Incorporated by reference to the Company's
               and Restated Employment Agreement dated as of May 1,   10-Q for the quarter ended March 29, 2003.
               1997, between Ira B. Lampert and the Company

10.35*         Memorandum from Ira B. Lampert dated July 28, 2004     Incorporated by reference to the Company's
               to the Company regarding the waiver of certain         10-K for the year ended July 3, 2004.
               compensation and modification to vesting dates,
               along with releases signed by Ira B. Lampert

10.36*         Amendment No. 7, dated July 1, 2005, to Amended and    Incorporated by reference to the Company's 8-K
               Restated Employment Agreement dated as of May 1,       filed with the SEC on September 9, 2005.
               1997, between Ira B. Lampert and the Company and
               Amendment No. 1 to Amended and Restated Supplemental
               Executive Retirement Plan and Agreement ("SERP") for
               Ira B. Lampert, dated as of August 18, 2004, between
               Ira B. Lampert and the Company

10.37*         Terms of Employment between Urs W. Stampfli and the    Incorporated by reference to the Company's
               Company, effective as of January 1, 2000               10-K for the year ended June 30, 2001.

10.38*         Amendment, dated as of November 20, 2002, to Terms     Incorporated by reference to the Company's
               of Employment dated as of January 1, 2000, between     10-Q for the quarter ended December 28, 2002.
               Urs W. Stampfli and the Company

10.39*         Amendment No. 2 dated as of February 26, 2003, and     Incorporated by reference to the Company's
               Amendment No. 3 dated as of March 30, 2003, to Terms   10-Q for the quarter ended March 29, 2003.
               of Employment dated as of January 1, 2000, between
               Urs W. Stampfli and the Company

10.40*         Extension and Amendment of Terms of Employment of      Incorporated by reference to the Company's 8-K
               Urs W. Stampfli with Concord Camera Corp. effective    filed with the SEC on December 27, 2005.
               as of January 1, 2006, by and between the Company
               and Urs W. Stampfli

10.41*         Amendment No. 5 to Terms of Employment of Urs W.       Incorporated by reference to the Company's 8-K
               Stampfli with the Company, effective as of January     filed with the SEC on January 9, 2007.
               1, 2007

10.42*         Gerald J. Angeli Terms of Employment with the          Incorporated by reference to the Company's 8-K
               Company as of April 17, 2000                           filed with the SEC on November 29, 2005.

10.43*         Amendment to Terms of Employment of Gerald J. Angeli   Incorporated by reference to the Company's 8-K
               with the Company dated as of June 11, 2001             filed with the SEC on November 29, 2005.

10.44*         Amendment No. 2 to Terms of Employment of Gerald       Incorporated by reference to the Company's 8-K
               J. Angeli with the Company dated as of August          filed with the SEC on November 29, 2005.
               12, 2002

10.45*         Amendment No. 3 to Terms of Employment of Gerald J.    Incorporated by reference to the Company's 8-K
               Angeli with the Company dated as of January 1, 2003    filed with the SEC on November 29, 2005.

10.46*         Amendment No. 4 to Terms of Employment of Gerald J.    Incorporated by reference to the Company's 8-K
               Angeli with the Company dated as of March 22, 2004     filed with the SEC on November 29, 2005.
               (exclusive of Exhibit A thereto, "the Company
               Executive Management Tax Equalization Policy" which
               is incorporated by reference to the Company's Annual
               Report on Form 10-K for the year ended June 29, 2002
               and exclusive Exhibit B thereto, "Concord Camera
               Corp. Code of Conduct," which is posted on the
               Company's website, www.concord-camera.com)

10.47*         Confidentiality/Intellectual Property Restrictions     Incorporated by reference to the Company's 8-K
               and Non-Compete (Rev. February 12, 2001) between the   filed with the SEC on November 29, 2005.
               Company and Gerald J. Angeli

10.48*         Amendment No. 5 to Terms of Employment of Gerald J.    Incorporated by reference to the Company's 8-K
               Angeli with the Company dated April 3, 2006            filed with the SEC on April 6, 2006.

10.49*         Amendment No. 6 to Terms of Employment of Gerald J.    Incorporated by reference to the Company's 8-K
               Angeli with the Company, effective as of January 1,    filed with the SEC on January 9, 2007.
               2007

10.50*         Terms of Employment between Blaine Robinson and the    Incorporated by reference to the Company's
               Company, effective as of February 11, 2003 and         10-Q for the quarter ended October 2, 2004.
               Amendment No. 1 to same dated as of January 7, 2005.

10.51*         Amendment No. 2 to Terms of Employment of Blaine       Incorporated by reference to the Company's 8-K
               Robinson with the Company dated April 1, 2006          filed with the SEC on April 6, 2006.

10.52*         Amendment No. 3 to Terms of Employment of Blaine       Incorporated by reference to the Company's 8-K
               Robinson with the Company dated April 1, 2006          filed with the SEC on April 6, 2006.
               (exclusive of Exhibits C, D and E thereto, which
               were each previously filed with the SEC as exhibits
               to the Company's Annual Report on Form 10-K for the
               year ended July 3, 2004)

10.53*         Terms of Employment of Scott L. Lampert with the       Incorporated by reference to the Company's 8-K
               Company effective August 1, 2001.                      filed with the SEC on April 6, 2006.


10.54*         Amendment No. 1 to Terms of Employment of Scott L.     Incorporated by reference to the Company's 8-K
               Lampert with the Company dated April 1, 2006           filed with the SEC on April 6, 2006.
               (exclusive of Exhibits C, D and E thereto, which
               were each previously filed with the SEC as exhibits
               to the Company's Annual Report on Form 10-K for the
               year ended July 3, 2004)

10.55*         Amendment No. 2 to Amended and Restated SERP for Ira   Incorporated by reference to the Company's 8-K
               B. Lampert dated as of November 28, 2005               filed with the SEC on November 29, 2005.

10.56*         Amendment No. 3 to Amended and Restated SERP for Ira   Incorporated by reference to the Company's 8-K
               B. Lampert dated as of November 28, 2005               filed with the SEC on November 29, 2005.

10.57*         Amendment No. 1 to Amended and Restated SERP for       Incorporated by reference to the Company's 8-K
               Keith L. Lampert dated as of November 28, 2005         filed with the SEC on November 29, 2005.

10.58*         Amendment No. 2 to Amended and Restated SERP for       Incorporated by reference to the Company's 8-K
               Keith L. Lampert dated as of November 28, 2005         filed with the SEC on November 29, 2005.

10.59*         Amendment No. 2 to SERP for Gerald J. Angeli dated     Incorporated by reference to the Company's 8-K
               as of November 28, 2005                                filed with the SEC on November 29, 2005.

10.60*         Amendment No. 3 to SERP for Gerald J. Angeli dated     Incorporated by reference to the Company's 8-K
               as of November 28, 2005                                filed with the SEC on November 29, 2005.

10.61*         Amendment No. 3 to SERP for Harlan I. Press dated as   Incorporated by reference to the Company's 8-K
               of November 28, 2005                                   filed with the SEC on November 29, 2005.

10.62*         Amendment No. 1 to SERP for Alan Schutzman dated as    Incorporated by reference to the Company's 8-K
               of November 28, 2005                                   filed with the SEC on November 29, 2005.

10.63*         Amendment No. 4 to Amended and Restated SERP for Urs   Incorporated by reference to the Company's 8-K
               W. Stampfli dated as of November 28, 2005              filed with the SEC on November 29, 2005.

10.64*         Amendment No. 5 to Amended and Restated SERP for Urs   Incorporated by reference to the Company's 8-K
               W. Stampfli dated as of November 28, 2005              filed with the SEC on November 29, 2005.

10.65*         Separation Agreement between the Company and           Incorporated by reference to the Company's
               Harlan I. Press dated as of December 24, 2005          10-Q for the quarter ended December 31, 2005.

10.66*         Separation Agreement between the Company and           Incorporated by reference to the Company's 10-Q
               Alan Schutzman dated as of December 24, 2005           for the quarter ended December 31, 2005.

10.67*         Separation Agreement between the Company and           Incorporated by reference to the Company's
               Keith L. Lampert dated as of December 24, 2005         10-Q for the quarter ended December 31,
                                                                      2005.

10.68          Lease Agreement, undated between Prologis Trust, a     Incorporated by reference to the Company's
               Maryland real estate investment trust, and the         10-Q for the quarter ended January 2, 1999.
               Company

10.69          Lease Agreement, dated as of August 12, 1998,          Incorporated by reference to the Company's
               between CarrAmerica Realty Corp. and the Company       10-Q for the quarter ended January 2, 1999.

10.70          First Amendment, dated October 12, 1999, to Lease      Incorporated by reference to the Company's
               dated as of August 12, 1998, between CarrAmerica       10-Q for the quarter ended October 2, 1999.
               Realty Corp. and the Company

10.71          Second Amendment, dated January 3, 2000, to Lease      Incorporated by reference to the Company's
               dated as of August 12, 1998, between CarrAmerica       10-K for the year ended July 1, 2000.
               Realty Corp. and the Company

10.72          Third Amendment, dated January 6, 2003, to Lease       Incorporated by reference to the Company's
               dated as of August 12, 1998, between CRD               10-Q for the quarter ended December 28, 2002.
               Presidential, LLC and the Company

10.73          Letter agreement between Dah Sing and CCHK,            Filed herewith.
               dated September 25, 2007, extending the Dah Sing
               Facilities until October 31, 2007 under existing
               conditions

14.1           The Company Code of Conduct (Rev. 3-30-06)             Incorporated by reference to the Company's 8-K
                                                                      filed with the SEC on April 6, 2006.

16.1           Letter from Ernst & Young LLP to the SEC dated June    Incorporated by reference to the Company's 8-K
               20, 2005.                                              filed with the SEC on June 20, 2005.

17.1           Resignation of J. David Hakman as a member of the      Incorporated by reference to the Company's 8-K
               Board of Directors                                     filed with the SEC on November 23, 2004.

21             Subsidiaries of the Company                            Filed herewith.

23.1           Consent of BDO Seidman, LLP                            Filed herewith.

31.1           Certification of Principal Executive Officer           Filed herewith.
               pursuant to Rule 13a-14(a)/15d-14(a)

31.2           Certification of Principal Financial Officer           Filed herewith.
               pursuant to Rule 13a-14(a)/15d-14(a)

32.1           Certification of Principal Executive Officer           Filed herewith.
               pursuant to 18 U.S.C. ss.1350

32.2           Certification of Principal Financial Officer           Filed herewith.
               pursuant to 18 U.S.C. ss.1350

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CONCORD CAMERA CORP.

Date: September 27, 2007                    By: /s/ Ira  B. Lampert
                                                ---  ---------------------------
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

Signature                               Title
---------                               -----
/s/ Ira B. Lampert                      Chairman of the Board, Chief Executive
-------------------------------         Officer and President
Ira B. Lampert                          (Principal Executive Officer)

/s/ Blaine A. Robinson                  Vice President - Finance, Treasurer and
-------------------------------         Assistant Secretary (Principal
Blaine A. Robinson                      Financial and Accounting Officer)

/s/ Morris H. Gindi                     Director
-------------------------------
Morris H. Gindi

/s/ Ronald S. Cooper                    Director
-------------------------------
Ronald S. Cooper

/s/ William J. O'Neill, Jr.             Director
-------------------------------
William J. O'Neill, Jr.

                                  Exhibit Index

No.         Description
-----       -----------
3.1         Certificate of Incorporation, as amended through November 3, 2006

10.13 Letter agreement between Dah Sing Bank Limited and CCHK, dated June 27, 2006, extending until August 31, 2007 financing facilities provided to CCHK under existing conditions

10.14 Letter agreement between Dah Sing Bank Limited and CCHK, dated August 27, 2007, extending until September 30, 2007, financing facilities provided to CCHK under existing conditions

10.73 Letter agreement between Dah Sing and CCHK, dated September 25, 2007, extending the Dah Sing Facilities until October 31, 2007 under existing conditions

21          Subsidiaries of the Company

23.1        Consent of BDO Seidman, LLP

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1        Certification of Principal Executive Officer pursuant to 18 U.S.C.
            ss.1350

32.2        Certification of Principal Financial Officer pursuant to 18 U.S.C.
            ss.1350