Form 10-Q
period 2007-09-29
CONCORD CAMERA CORP
filed 2007-11-13
CIK 831861

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 29, 2007

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

      Common Stock, no par value - 5,913,610 shares as of November 1, 2007

                                      Index

                      Concord Camera Corp. and Subsidiaries

Part I. FINANCIAL INFORMATION                                           Page No.
                                                                        --------

Item 1.    Financial Statements (Unaudited)

             Condensed consolidated balance sheets as of September 29, 2007
               (Unaudited) and June 30, 2007.................................  3

             Condensed consolidated statements of operations (Unaudited) for the quarter ended September 29, 2007 and
               September 30, 2006............................................  4

             Condensed consolidated statements of cash flows (Unaudited) for the quarter ended September 29, 2007 and
               September 30, 2006............................................  5

             Notes to condensed consolidated financial statements
               (Unaudited)...................................................  6

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................... 18

Item 3.      Quantitative and Qualitative Disclosures About Market
               Risk.......................................................... 24

Item 4T.     Controls and Procedures......................................... 24

Part II. OTHER INFORMATION

Item 1.      Legal Proceedings............................................... 25

Item 1A.     Risk Factors.................................................... 25

Item 6.      Exhibits........................................................ 25

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

                                                                                   September 29, 2007        June 30,
                                                                                       (Unaudited)             2007
                                                                                   ------------------      -------------
Assets

Current Assets:

     Cash and cash equivalents                                                         $   4,728             $   3,853

     Restricted cash                                                                       6,200                 6,200

     Short-term investments                                                               27,150                30,475

     Accounts receivable, net                                                              8,268                10,702

     Inventories                                                                          18,576                15,806

     Prepaid expenses and other current assets                                               889                 1,401
                                                                                       ---------             ---------
             Total current assets                                                         65,811                68,437

Property, plant and equipment, net                                                         9,926                10,616

Other assets                                                                               3,344                 3,451
                                                                                       ---------             ---------
             Total assets                                                              $  79,081             $  82,504
                                                                                       =========             =========

Liabilities and Stockholders' Equity

Current Liabilities:

     Short-term borrowings under financing facilities                                  $   2,328             $   2,756

     Accounts payable                                                                     17,476                17,042

     Accrued royalties                                                                     1,439                 2,499

     Accrued expenses                                                                      5,533                 5,775

     Other current liabilities                                                             1,010                 1,346
                                                                                       ---------             ---------
             Total current liabilities                                                    27,786                29,418
Other long-term liabilities                                                                1,471                 1,442
                                                                                       ---------             ---------
             Total liabilities                                                            29,257                30,860

Commitments and contingencies

Stockholders' equity:
     Blank check preferred stock, no par value,
         1,000 shares authorized, none issued                                                 --                    --
     Common stock, no par value, 20,000 shares
         authorized, 6,261 shares issued
         as of September 29, 2007 and June 30, 2007 respectively                         143,860               143,860

     Additional paid-in capital                                                            5,194                 5,189

     Deferred share arrangement                                                               --                   413

     Accumulated deficit                                                                 (94,237)              (92,412)
                                                                                       ---------             ---------
                                                                                          54,817                57,050
     Less: treasury stock, at cost, 347
         shares as of September 29, 2007 and June 30, 2007                                (4,993)               (4,993)
     Less: common stock held in trust, 0 and 66
         shares as of September 29, 2007 and June 30, 2007                                    --                  (413)
                                                                                       ---------             ---------
             Total stockholders' equity                                                   49,824                51,644
                                                                                       ---------             ---------
             Total liabilities and stockholders' equity                                $  79,081             $  82,504
                                                                                       =========             =========

See accompanying notes to condensed consolidated financial statements.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

                                                  For the quarter ended
                                            ---------------------------------
                                             September 29,     September 30,
                                                 2007               2006
                                            ---------------   ---------------
Net sales                                      $ 21,698          $ 28,825
Cost of products sold                            18,683            24,322
                                               --------          --------
Gross profit                                      3,015             4,503
Selling expenses                                  2,173             2,787
General and administrative expenses               2,842             3,738
                                               --------          --------
Operating loss                                   (2,000)           (2,022)
Interest expense                                     77                66
Other income, net                                  (315)             (465)
                                               --------          --------
Loss before                                      (1,762)           (1,623)
    income taxes
Provision for income taxes                            1                17
                                               --------          --------
Net loss                                       $ (1,763)         $ (1,640)
                                               ========          ========
Basic and diluted loss per
    common share                               $  (0.30)         $  (0.28)
                                               ========          ========

Weighted average
    common shares
    outstanding - basic and diluted               5,914             5,838
                                               ========          ========

See accompanying notes to condensed consolidated financial statements.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

                                                                                         For the quarter ended
                                                                                ----------------------------------------
                                                                                September 29, 2007    September 30, 2006
                                                                                ------------------    ------------------
Cash flows from operating activities:
Net loss                                                                             $  (1,763)            $  (1,640)
     Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities:
     Depreciation and amortization                                                         804                 1,048
     Inventory charges                                                                      --                   319
     Gain on disposal of property, plant and equipment                                      --                   (26)
     Unrecognized tax benefit                                                              (62)                   --
     Share-based compensation                                                                5                    26
     Changes in operating assets and liabilities:
         Accounts receivable, net                                                        2,434                 5,755
         Inventories                                                                    (2,770)                6,513
         Prepaid expenses and other current assets                                         512                   736
         Other assets                                                                       --                   234
         Accounts payable                                                                  434                (7,433)
         Accrued expenses                                                                 (242)               (3,227)
         Accrued royalties                                                              (1,060)               (1,493)
         Other current liabilities                                                        (336)                  150
         Other long-term liabilities                                                        29                    30
                                                                                     ---------             ---------
     Net cash (used in) provided by operating activities                                (2,015)                  992
                                                                                     ---------             ---------
Cash flows from investing activities:
     Restricted cash                                                                        --                  (935)
     Purchases of property, plant and equipment                                             (7)                 (114)
     Proceeds from the sale of property, plant and equipment                                --                   175
     Proceeds from sales of available-for-sale investments                              23,175                22,750
     Purchases of available-for-sale investments                                       (19,850)              (25,825)
                                                                                     ---------             ---------
     Net cash provided by (used in) investing activities                                 3,318                (3,949)
                                                                                     ---------             ---------
Cash flows from financing activities:
      (Repayments) borrowings under short-term financing
        facilities, net                                                                   (428)                2,545
                                                                                     ---------             ---------
     Net cash (used in) provided by financing activities                                  (428)                2,545
                                                                                     ---------             ---------
     Net increase (decrease) in cash and cash equivalents                                  875                  (412)
Cash and cash equivalents at beginning of period                                         3,853                 6,795
                                                                                     ---------             ---------
Cash and cash equivalents at end of period                                           $   4,728             $   6,383
                                                                                     =========             =========

See accompanying notes to condensed consolidated financial statements.

                      CONCORD CAMERA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 29, 2007
                                   (Unaudited)

Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 29, 2007 ("First Quarter Fiscal 2008") are not necessarily indicative of the results that may be expected for the fiscal year ending June 28, 2008 ("Fiscal 2008"). For comparative purposes, the quarter ended September 30, 2006, has been defined as the ("First Quarter Fiscal 2007"). The balance sheet at June 30, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Concord Camera Corp., a New Jersey corporation, and its consolidated subsidiaries (collectively referred to as the "Company") manage their business on the basis of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on September 27, 2007 for the fiscal year ended June 30, 2007 ("Fiscal 2007").

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

Note 2 - Significant Customers:

During the First Quarter Fiscal 2008, the Company's sales to Wal-Mart Stores, Inc. ("Wal-Mart") and Walgreen Co. ("Walgreens") decreased as compared to the First Quarter Fiscal 2007. The First Quarter Fiscal 2008 decrease in sales to Wal-Mart and Walgreens was primarily attributable to a decrease in the unit sales of single-use cameras and to a lesser extent a decrease in the average selling price per camera. The loss of either of these significant customers or substantially reduced sales to these significant customers or any other large customer could have a material adverse effect on the Company's results of operations.

The following table illustrates each significant customer's net sales as a percentage of consolidated net sales during the First Quarter Fiscal 2008 and the First Quarter Fiscal 2007.

                                              Percent of Net Sales
                                              For the quarter ended
                                        ----------------------------------
                                        September 29,        September 30,
                                             2007                2006
                                        -------------        -------------
        Wal-Mart                              36.8%               34.6%
        Walgreens                             15.9%               40.8%
                                          --------            --------
        Total                                 52.7%               75.4%
                                          ========            ========

Note 3 - Summary of Significant Accounting Policies:

Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant of the Company's estimates include, but are not limited to, provisions for sales returns and allowances, provision for bad debts, inventory valuation charges, realizability of long-lived and other assets, realizability of deferred income tax assets and accounting for litigation and settlements, among other things.

Foreign Currency Transactions

The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, European Euro, British Pound Sterling, PRC Renminbi, Hong Kong Dollar and Japanese Yen. Although certain net sales to customers and purchases of certain components and services are transacted in local currencies, each of the Company's foreign subsidiaries purchases substantially all of its finished goods inventories in U.S. Dollars. Accordingly, the Company has determined that the U.S. Dollar is the functional currency for all of its subsidiaries. The accounting records for subsidiaries that are maintained in a local currency are remeasured into the U.S. Dollar. Accordingly, most non-monetary balance sheet items and related statement of operations accounts are remeasured from the applicable local currency to the U.S. Dollar using average historical exchange rates, producing substantially the same result as if the entity's accounting records had been maintained in the U.S. Dollar. Adjustments resulting from the remeasurement process are recorded into earnings. Gains or losses resulting from foreign currency transactions and remeasurement are included in "Other income, net" in the accompanying condensed consolidated statements of operations. For the First Quarter Fiscal 2008 and the First Quarter Fiscal 2007, included in "Other income, net" in the accompanying condensed consolidated statements of operations are approximately $0.1 million and $(0.1) million, respectively, of net foreign currency losses (gains).

Hedging Activities

During the First Quarter Fiscal 2008 and the First Quarter Fiscal 2007, the Company had no forward exchange contracts or other derivatives outstanding and did not participate in any other type of hedging activities.

Restricted Cash

As of September 29, 2007 and June 30, 2007, the Company had cash deposits pledged as security in the amount of approximately $6.2 million, respectively, for letters of credits and borrowings under its revolving demand financing facilities. The restricted cash amount is classified as a current asset in the condensed consolidated balance sheets since the borrowings it secures are classified as a current liability. See Note 7 - Short-Term Borrowings and Financing Facilities.

Investments

At September 29, 2007 and June 30, 2007, the Company's "Short-term investments," as classified in the accompanying condensed consolidated balance sheets, consisted of auction rate debt securities and were considered available-for-sale securities. During the First Quarter Fiscal 2008 and the First Quarter Fiscal 2007, no other comprehensive income or loss was recorded because the variable interest rate feature and short maturities of the auction rate debt securities caused their carrying values to approximate market value. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, if incurred, are reported as a component of accumulated other comprehensive loss reported in the stockholders' equity section unless the loss is other than temporary, then it would be recorded as an expense. Realized gains and losses, interest and dividends are classified as investment income in "Other income, net" in the accompanying condensed consolidated statements of operations. Investment income of $0.5 million related to the short-term investments is included in "Other income, net" for each of the First Quarter Fiscal 2008 and the First Quarter Fiscal 2007, respectively.

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

Impairment of Long-Lived and Other Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company continually evaluates whether events and circumstances have occurred that provide indications of impairment. The Company records an impairment loss when indications of impairment are present and when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The Company performs an impairment test by summarizing the undiscounted cash flows expected to result from the use and eventual sale of its long-lived assets. If the sum of the undiscounted cash flows exceeds the carrying values of these assets, then the Company concludes these carrying values are recoverable. As of September 29, 2007, the sum of the Company's undiscounted forecasted cash flows exceeded the carrying value of its long-lived assets.

Revenue Recognition

The Company recognizes revenue, in accordance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, and SAB No. 104, Revenue Recognition: Corrected Copy, when title and risk of loss are transferred to the customer, the sales price is fixed or determinable, persuasive evidence of an arrangement exists and collectibility is probable. Title and risk of loss generally transfer when the product is delivered to the customer or upon shipment, depending upon negotiated contractual arrangements. Sales are recorded net of provisions for anticipated returns, which the Company estimates based on historical rates of return, adjusted for current events as appropriate, in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists ("SFAS No. 48"). If actual future returns are higher than estimated, then net sales could be adversely affected. Management has assessed the appropriateness of the timing of revenue recognition in accordance with SAB No. 104 and SFAS No. 48.

Sales Allowances

The Company may enter into arrangements to offer certain pricing discounts and allowances that do not provide an identifiable separate benefit or service. In accordance with Emerging Issues Task Force Issue No. 01-09, Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) ("EITF Issue No. 01-09"), which addresses the statement of operations classification of consideration between a vendor and a retailer, the Company records these pricing discounts and allowances as a reduction of sales. Advertising and promotional costs, which include advertising allowances and other discounts, are expensed as incurred. In accordance with EITF Issue No. 01-09, the Company records certain variable selling expenses, including advertising allowances, other discounts and other allowances, as a reduction of sales. The Company may enter into arrangements to provide certain free products. In accordance with EITF Issue No. 01-09, the Company records the cost of free products ratably into the cost of products sold based upon the underlying revenue transaction.

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

Income Taxes

Effective July 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109," ("FIN 48") which clarifies the accounting and disclosure for uncertain tax positions. The Company previously had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies."

As a result of the implementation of FIN 48, the Company recorded a $62,000 increase in the liability for unrecognized tax benefits, which was accounted for as an increase in the July 1, 2007 accumulated deficit balance. The amount of unrecognized tax benefits at July 1, 2007 was $0.8 million, which would affect the Company's effective tax rate if recognized. The amount of unrecognized tax benefits did not materially change as of September 29, 2007. During the next twelve months, it is reasonably possible that the total unrecognized tax benefits will decrease by approximately $0.5 million due to an audit settlement.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its provision for income taxes. The Company accrued approximately $25,000 for interest and penalties at July 1, 2007. Subsequent changes to accrued interest and penalties through September 29, 2007 have not been significant.

The Company files U.S. Federal income tax returns as well as income tax returns in various states and foreign jurisdictions. At the beginning of fiscal 2008, the Company was subject to examination by the Internal Revenue Service for fiscal years 2005 through 2006, and by taxing authorities in various state and foreign jurisdictions for fiscal years 2003 through 2007, with few exceptions. In addition, the Company was subject to examination by the German Taxing Authorities for fiscal years 2000 through 2005 - See Note 13 - Subsequent Events, Settlement of German Tax Audit.

The Company periodically evaluates the realizability of its deferred income tax assets. In the First Quarter Fiscal 2008 and the quarter ended June 30, 2007 ("Fourth Quarter Fiscal 2007"), based upon all the available evidence, the Company determined that it was not more likely than not that its deferred income tax assets will be fully realized. Accordingly, the Company has a valuation allowance recorded for the entire balance of its deferred income tax assets as of September 29, 2007 and June 30, 2007.

The Company estimates its interim effective tax rate before consideration of a deferred income tax valuation allowance based upon its projected consolidated annual effective income tax rate. This rate is largely a function of the annual projected amounts of pre-tax income or loss attributed to both domestic and foreign operations, the application of their respective statutory tax rates and the anticipated utilization of available net operating loss carryforwards to reduce taxable income. During the First Quarter Fiscal 2008 and the First Quarter Fiscal 2007, the Company recorded a provision for income taxes of approximately $1,000 and $17,000, respectively. The First Quarter Fiscal 2008 income tax provision relates to United States state income taxes. The First Quarter Fiscal 2007 income tax provision relates to income tax liabilities incurred by certain of the Company's foreign subsidiaries. These foreign subsidiaries do not have net operating losses to offset such income tax liabilities.

Comprehensive Loss

Comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130"), includes net loss adjusted for certain revenues, expenses, gains and losses that are excluded from net loss under accounting principles generally accepted in the United States. Unrealized gains and losses related to the Company's available-for-sale investments are excluded from net loss. During the First Quarter Fiscal 2008 and the First Quarter Fiscal 2007, the Company's comprehensive loss was $(1.8) million and $(1.6) million, respectively, the same as the net loss for the period because the Company did not have any items of other comprehensive loss.

Loss per Share

Basic and diluted loss per share are calculated in accordance with SFAS No. 128, Earnings per Share ("SFAS No. 128"). All applicable loss per share amounts have been presented in conformity with SFAS No. 128 requirements. During the First Quarter Fiscal 2008 and the First Quarter Fiscal 2007, the Company issued no shares, respectively, of Common Stock on the exercise of stock options. In the First Quarter Fiscal 2008 and the First Quarter Fiscal 2007, potentially dilutive securities were comprised of stock options to purchase 18 and 2,874 shares of Common Stock, respectively, that were not included in the calculation of diluted loss per share because their impact was antidilutive. In the First Quarter Fiscal 2007, the weighted average effect of 66,202 shares for which delivery had been deferred under the Company's Deferred Delivery Plan was included in the denominator of both basic and diluted loss per share calculations. The 66,202 deferred shares were delivered on July 2, 2007 and included in the total shares outstanding during the quarter. See Note 1 - Basis of Presentation, Reverse Split of Common Stock and Note 9 - Deferred Share Arrangement.

Note 4 - Recently Issued Accounting Pronouncements:

In May 2007, the Financial Accounting Standard Board ("FASB") issued FASB Staff Position ("FSP") No. FIN 48-1, Definition of Settlement in FASB Interpretation No.48 ("FSP No. FIN 48-1"), which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FSP No. FIN 48-1 must be applied upon the initial adoption of FIN 48. The adoption of FSP No. FIN 48-1 did not have a material impact on the Company's condensed consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115," ("SFAS No. 159") which provides companies with an option to report selected financial assets and liabilities at their fair values. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, FASB No. 159 specifies that all subsequent changes in fair value for that instrument must be reported in earnings. FASB No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, which for us will be our fiscal year beginning June 29, 2008. The Company is currently evaluating the effects of the adoption of SFAS No. 159.

In September 2006, the FASB issued Statement of Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on the Company's consolidated financial position and results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes" (FIN
48), to create a single model to address accounting for uncertainty in income tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on the measurement, derecognition and classification of recognized tax benefits, interest and penalties, accounting for interim periods, and the transition of the accounting method upon the adoption of FIN 48. FIN 48 is effective for years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective as of July 1, 2007. The effect of the adoption is disclosed in Note 3 - Summary of Significant Accounting Policies, Income Taxes.

Note 5 - Supplemental Cash Flow Information:

Non-cash Investing Activities:
(amounts in thousands)

                                              First Quarter      First Quarter
Deferred Share Arrangement                     Fiscal 2008        Fiscal 2007
--------------------------                    -------------      -------------

Deferred share arrangement obligation
  to participant                                 $   (413)         $    (211)
Common stock received and held in trust               413                211
                                                 --------          ---------
                                                 $     --          $      --
                                                 ========          =========

See Note 9 - Deferred Share Arrangement for a description of the deferred share arrangement transactions in the First Quarter Fiscal 2008.

Note 6 - Inventories:

Inventories consist of the following:
(amounts in thousands)

                                               September 29,       June 30,
                                                   2007              2007
                                               -------------       --------
Raw materials, components, and                   $  7,146          $  5,431
  work-in-process
Finished goods                                     11,430            10,375
                                                 --------          --------
Total inventories                                $ 18,576          $ 15,806
                                                 ========          ========

During the First Quarter Fiscal 2008 inventory carrying values approximated their cost basis and no charges were made to reduce the carrying value of the inventory in stock. During the First Quarter Fiscal 2007, the Company recorded inventory related pre-tax charges of approximately $0.3 million to reduce the carrying value of certain finished goods and return camera inventories below their cost basis, resulting from price declines, to their estimated net realizable value at September 30, 2006. For the First Quarter Fiscal 2007, the inventory related pre-tax charges had the effect of decreasing inventories by $0.3 million and increasing cost of products sold by $0.3 million.

Note 7 - Short-Term Borrowings and Financing Facilities:

Concord Camera HK Limited ("CCHK"), the Company's Hong Kong subsidiary, has certain demand financing facilities with The Hongkong and Shanghai Banking Corporation, Dah Sing Bank, Limited ("Dah Sing") and the Shanghai Commercial Bank Ltd ("SCB"). These financing facilities provide CCHK with an aggregate borrowing capacity of approximately US$8.6 million. As security for the Dah Sing and SCB financing facilities, among other things, (i) the Company provided a corporate guarantee to Dah Sing of approximately US$2.3 million and to SCB of approximately US$1.1 million; (ii) CCHK provided to HSBC and

Dah Sing pledged deposits in the amount of approximately $5.2 million and $1.0 million, respectively; and (iii) CCHK executed a mortgage in favor of SCB on the Hong Kong office property owned by CCHK.

At September 29, 2007 and June 30, 2007, the Company had $2.3 million and $2.8 million, respectively, in short-term borrowings outstanding under the financing facilities described above. The weighted average borrowing rates on the short-term borrowings as of September 29, 2007 and June 30, 2007, were 7.45% and 6.85%, respectively.

Note 8 - Share-Based Compensation Expense:

During the First Quarter Fiscal 2008 and the First Quarter Fiscal 2007, the Company recorded approximately $5,000 and $26,000, respectively, of share-based compensation expense. The Company considers all of its share-based compensation expense as a component of general and administrative expenses. In addition, no amount of share-based compensation expense was capitalized as part of capital expenditures or inventory for the periods presented.

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The share-based compensation expense recorded in the First Quarter Fiscal 2008 and the First Quarter Fiscal 2007 was calculated using the assumptions included in the following table. Expected volatilities are based on the historical volatility of the Company's Common Stock over the period of time commensurate with the expected life of the stock options. The dividend yield is zero percent as the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company uses historical data to estimate option exercise and employee termination information within the valuation model. The expected term of options granted is based upon the observed and expected time to the date of post-vesting exercise and forfeitures of options by the Company's employees. The risk-free interest rate is derived from the average five-year U.S. Treasury constant maturity rate for the appropriate quarter, which approximates the rate in effect at the time of the stock option grant.

                                         Quarter ended          Quarter ended
                                       September 29, 2007    September 30, 2006
                                       ------------------    ------------------
Expected volatility                          60.5%                  64.2%
Expected dividend yield                        0%                    0%
Expected term (in years)                      4.2                   4.5
Risk-free interest rate                       4.5%                  4.8%

A summary of stock option activity under the Company's stock option plans as of September 29, 2007 and changes during the First Quarter Fiscal 2008 are presented below:

                                                                                   Weighted
                                                               Weighted            Average
                                                               Average             Remaining              Aggregate
                                                               Exercise            Contractual            Intrinsic
 Total Stock Options                        Shares             Price               Term (Years)           Value
---------------------------------------     -------------      --------------      ---------------        -------------
 Outstanding at June 30, 2007                   203,951            $23.24
 Granted                                          8,000            $ 4.04
 Exercised                                           --                --
 Forfeited or expired                           (13,060)           $15.09
                                               --------
 Outstanding at September 29, 2007              198,891            $23.00                  3.2               $    460
                                               ========            ======               ======               ========
 Exercisable at September 29, 2007              171,778            $25.74                  2.5               $     92
                                               ========            ======               ======               ========

The weighted average grant-date fair value of options granted during the First Quarter Fiscal 2008 and the First Quarter Fiscal 2007 was $2.07 and $1.50, respectively.

A summary of the status of nonvested stock options as of September 29, 2007 and changes during the First Quarter Fiscal 2008 are presented below:

                                                           Weighted Average
                                                            Grant Date Fair
Nonvested Stock Options                         Shares          Value
----------------------------------------       --------    ----------------
Nonvested at June 30, 2007                      25,293          $3.68
Granted                                          8,000          $2.07
Vested                                          (1,480)         $4.29
Forfeited                                       (4,700)         $3.20
                                                ------          -----
Nonvested at September 29, 2007                 27,113          $3.26
                                                ======          =====

As of September 29, 2007, there was approximately $75,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Company's stock option plans. The unrecognized compensation expense is expected to be recognized over a weighted-average vesting period of
3.4 years. The total grant date fair value of stock options vested during the First Quarter Fiscal 2008 and the First Quarter Fiscal 2007 was approximately $6,000 and $45,000, respectively. See Note 1 - Basis of Presentation, Reverse Split of Common Stock.

Note 9 - Deferred Share Arrangement:

The Company's Deferred Delivery Plan allows designated executive officers to elect, subject to the approval of the Compensation and Stock Option Committee of the Company's Board of Directors, to defer the gains on certain stock option exercises by deferring delivery of the "profit" shares to be received upon exercise.

On July 2, 2007, the Chairman took delivery of the 66,202 shares held in trust upon expiration of the extended deferral period, reducing the deferred share arrangement balance in stockholders' equity by $412,825. As of September 29, 2007, there were no deferred shares held in trust by the Company. See Note 1 - Basis of Presentation, Reverse Split of Common Stock and Note 5 - Supplemental Cash Flow Information.

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

Effective January 1, 2001, the Company entered into a twenty-year license agreement with Fuji Photo Film Ltd ("Fuji"). Under the license agreement, Fuji granted the Company a worldwide non-exclusive license (excluding Japan until January 1, 2005) to use certain of Fuji's patents and patent applications related to single-use cameras. The license extends until the later of the expiration of the last of the licensed Fuji patents or February 26, 2021. In consideration of the license, the Company agreed to pay a license fee and certain royalty payments to Fuji. Accordingly, a significant portion of the balance for patents, trademarks and licenses, net in "Other assets" in the accompanying condensed consolidated balance sheets at September 29, 2007 and June 30, 2007, was an asset associated with the Fuji license. The Company also recorded as a liability a corresponding amount that was included in licensing related obligations in "Other liabilities" in the accompanying consolidated balance sheets at September 29, 2007 and June 30, 2007 which was equal to the present value of future license fee payments. The Company amortizes these assets based upon quantities of units produced.

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

Additionally, the Company has other license and royalty agreements that require the payment of royalties based on the manufacture and/or sale of certain products. Its license and royalty agreements expire at various dates through Fiscal 2023. Total amortization and royalty expense for all licensing and royalty agreements for the First Quarter Fiscal 2008 and the First Quarter Fiscal 2007, was $1.5 million and $2.1 million, respectively.

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

Based on the Company's initial assessment of these claims, infringement of one or more patents is probable if the patents are valid. Based upon the licensing discussions to date, the Company preliminarily estimates the potential royalties due to these two claimants for digital camera sales through September 29, 2007 to be between $0 and approximately $6.7 million in the aggregate. The actual royalty amounts, if any, for past and future sales are dependent upon the outcome of the negotiations. The Company has notified certain of its suppliers of its right to be indemnified by the suppliers if it is required to pay royalties or damages to either claimant. The Company is unable to reasonably estimate the amount of the potential loss, if any, within the range of estimates relating to these claims. Accordingly, the Company has not accrued any amounts related to these claims as of September 29, 2007.

Purchase Commitments

At September 29, 2007, the Company had $5.6 million in non-cancelable purchase commitments relating to the procurement of raw materials, components and finished goods inventory from various suppliers. In the aggregate, such commitments are not at prices in excess of current market values and typically do not exceed one year.

Note 11 - Litigation and Settlements:

In September 2004, a class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be holders of the Company's Common

Stock. In August 2005, an amended consolidated complaint (the "Amended Complaint") was filed adding a former officer of the Company as a defendant. The lead plaintiff under the Amended Complaint seeks to act as a representative of a class consisting of all persons who purchased the Company's Common Stock during the period from August 14, 2003 through August 31, 2004, inclusive. On March 23, 2007, the court granted the plaintiff's motion for class certification and certified as plaintiffs all persons who purchased the Common Stock between August 14, 2003 and August 31, 2004, inclusive, and who were allegedly damaged thereby (the period August 14, 2003 through August 31, 2004 hereinafter referred to as the "Class Period"). The allegations in the Amended Complaint are centered around claims that the Company failed to disclose, in periodic reports it filed with the SEC and in press releases it made to the public during the Class Period regarding its operations and financial results, (i) the full extent of the Company's excess, obsolete and otherwise impaired inventory; (ii) the departure from the Company of the aforementioned former officer defendant until several months after his departure; and (iii) that Eastman Kodak Company ("Kodak") had notified the Company that it would stop purchasing cameras from the Company under its two design and manufacturing services ("DMS") contracts with the Company due to the Company's alleged infringement of Kodak's patents. The Amended Complaint also alleged that the Company improperly recognized revenue contrary to generally accepted accounting principles due to an alleged inability to reasonably estimate digital camera returns. The Amended Complaint claimed that such failures artificially inflated the price of the Common Stock. The Amended Complaint sought unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The Company has reached an agreement in principle with the plaintiffs on the settlement of this lawsuit. The settlement is subject to the negotiation and execution of a mutually agreeable settlement agreement and approval by the class shareholders and the court. The Company has sought coverage from its insurance carrier for this lawsuit under its directors' and officers' liability insurance policy and the insurance carrier is defending the action under a reservation of rights. The agreed upon pending settlement amount is within the policy limits and the insurance carrier has agreed to pay such amount. Although the Company believes the settlement will be consummated and approved by the court, the Company cannot guarantee this result and if the lawsuit continues and is adversely determined, the Company's ultimate liability, which could be material, cannot be ascertained. In a letter dated November 19, 2004, the Company was advised by the staff of the SEC that it is conducting an investigation related to the matters described above. The Company has provided the requested information to the staff of the SEC and has not received any further communication from the SEC with respect to its request since the Company last responded in May 2005.

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

Note 12 -- Other Charges:

Cost-Reduction Initiatives

The Company continues to evaluate its cost structure and implement cost-reduction initiatives as appropriate. During the First Quarter Fiscal 2008, no additional costs were incurred related to the Company's current cost-reduction initiatives.

During the First Fiscal Quarter 2008, the Company recorded a $60,000 reduction in a liability related to severance costs accrued for the elimination of certain employee positions.

Table I - Other Charges Liability reconciles the beginning and ending balances of the other charges liability.

(in thousands)

Other Charges Liability
-----------------------
                                    Severance     Retention       Total
                                    ---------     ---------       -----
Balance as of June 30, 2007            $ 236        $   9        $ 245
Charges                                   --           --           --
Reversal                                 (60)          --          (60)
Payments                                 (44)          (9)         (53)
                                       -----        -----        -----
Balance as of
September 29, 2007                     $ 132        $  --        $ 132
                                       =====        =====        =====

Table II - Other Charges presents the related expenses and their classification in the consolidated statements of operations.

(in thousands)

Other Charges                                                    Severance           Retention          Leases           Total
-------------                                                    ---------           ---------          ------           -----
First Quarter Fiscal 2008
-------------------------
Cost of products sold                                            $     --             $   --            $   --         $     --
Selling expense                                                       (60)                --                --              (60)
General and administrative
expense                                                                                   --                --
                                                                 --------             ------            ------         --------
Total                                                            $    (60)            $   --            $   --         $    (60)
                                                                 ========             ======            ======         ========

First Quarter Fiscal 2007
-------------------------
Cost of products sold                                            $    177             $   --            $   --         $    177
Selling expense                                                       229                 --                16              245
General and administrative
expense                                                                                                     10               10
                                                                 --------             ------            ------         --------
Total                                                            $    406             $   --            $   26         $    432
                                                                 ========             ======            ======         ========

As of September 29, 2007, the Company expects to make cash payments totaling approximately $0.1 million during the remainder of Fiscal 2008 related to severance costs as disclosed in Table I - Other Charges Liability.

Note 13 - Subsequent Events

Financing Facilities

On October 16, 2007, Concord Keystone Sales Corp. ("Keystone"), the Company's United States wholly owned subsidiary, entered into a Financing Agreement (the "Agreement") with The CIT Group/Commercial Services, Inc. ("CIT") for a $15 million secured revolving line of credit (the "CIT Facility"), which includes a letter of credit ("L/C") sub-line of $10 million. The CIT Facility is secured by a first priority lien in CIT's favor on, among other things, Keystone's accounts receivable, other payment rights and inventory.

The Agreement has a one-year initial term with annual renewals thereafter, unless terminated by either party upon 30 days' written notice before the expiration of the initial term or any renewal term. Keystone may terminate the Agreement at any time upon 30 days' written notice to CIT. Under the terms of the Agreement, the borrowing base will consist of (i) 90% of the eligible accounts receivable plus (ii) the lesser of (a) a specified percentage of the sum of the eligible inventory and the eligible in-transit inventory or (b) 90% of the eligible accounts receivable, minus (iii) the amount of the availability reserves. All loans, advances and extensions of credit will be made at CIT's discretion.

Interest on the CIT Facility is payable monthly in arrears at the prime rate announced by JP Morgan Chase Bank plus 0.25% per annum, or in Keystone's discretion, at the one-month London Interbank Offered Rate (LIBOR) plus 2.25% per annum. Keystone will also be required to pay customary loan facility, credit line, annual renewal and L/C fees.

Upon the occurrence of certain events of default, including the Company ceasing to own and control 100% of Keystone's voting shares, CIT's obligation under the Agreement to make revolving loans and assist Keystone with opening L/C's shall cease and CIT may declare all obligations immediately due and payable (including principal and accrued but unpaid interest on all then outstanding obligations).

The demand financing facilities provided by Dah Sing, which were to have expired on June 30, 2007, have been extended on a month-to-month basis, most recently to November 30, 2007 by a letter dated October 29, 2007, pending completion of Dah Sing's review of the facilities.

Settlement of German Tax Audit

During the second quarter of fiscal 2008, the Company and the German Tax Authorities settled an audit of the Company's German subsidiary for fiscal years 2000 through 2005 resulting in a net liability of approximately 92,000 euros relating to value added taxes and a net liability related to income taxes of approximately 115,000 euros, inclusive of interest. The Company accrued a net liability of approximately 92,000 euros related to value added taxes in its condensed consolidated balance sheet as of September 29, 2007. The effect on the Company's unrecognized tax benefits, including a net liability of approximately 115,000 euro related to income taxes, resulting from the settlement of the income tax related items will be recorded in the second quarter of fiscal 2008.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes to such financial statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for Fiscal 2007 filed with the SEC as of September 27, 2007 ("Form 10-K").

Overview

We market and sell popularly priced, easy-to-use single-use and 35mm traditional film cameras. We design, develop, manufacture and assemble most of our single-use cameras and certain of our 35mm traditional film cameras at our manufacturing facilities in the People's Republic of China ("PRC") and outsource the manufacture of certain of our single-use and 35mm traditional film cameras. In fiscal 2006, we significantly de-emphasized the sale of digital cameras. Digital camera sales in fiscal 2007 were not material and we do not expect to have digital camera sales in fiscal 2008. We sell our private label and brand-name products to our customers worldwide either directly or through third-party distributors.

Executive Summary

Quarter-Over-Quarter Results of Operations

Our operating loss for each of the first quarter of fiscal 2008 and the first quarter of fiscal 2007 was $(2.0) million.

We experienced a $1.5 million decrease in our quarter-over-quarter gross profit. The decrease in the quarter-over-quarter gross profit was primarily due to a decrease in quarter-over-quarter net sales and a decrease in quarter-over-quarter gross margin percentages totaling approximately $2.5 million, partially offset by favorable quarter-over-quarter manufacturing material, labor and overhead cost variances of approximately $1.0 million.

Our selling, general and administrative expenses decreased by $1.5 million, quarter-over-quarter but were offset by the $1.5 million decrease in gross profit. Our quarter-over-quarter selling expenses decreased by $0.6 million due to a reduction in selling-related employee compensation costs of $0.4 million and a reduction in certain other costs of $0.2 million. Selling-related employee compensation costs decreased as a result of the elimination of certain positions in connection with our cost-reduction initiatives. Our quarter-over-quarter general and administrative ("G&A") expenses decreased by $0.9 million primarily due to a reduction in G&A-related employee compensation costs of $0.4 million as a result of the elimination of certain positions in connection with our cost-reduction initiatives, a reduction in professional fees of $0.3 million primarily as a result of a reduction in audit fees and a reduction in certain other costs totaling $0.2 million.

First Quarter Fiscal 2008 Results of Operations

We recorded an operating loss of $2.0 million during the quarter.

Factors contributing to the first quarter fiscal 2008 operating loss were:

      1. Insufficient Net Sales and Related Gross Profit to Fully Absorb Non-Manufacturing Overhead Costs

      2.    Unanticipated Air Freight Costs.

1. Insufficient Net Sales and Related Gross Profit to Fully Absorb Non-Manufacturing Overhead Costs

During the first quarter fiscal 2008, our net sales and related gross profit were not sufficient to fully absorb our non-manufacturing overhead costs. The insufficient net sales and related gross profit contributed approximately $1.8 million to the operating loss.

2. Unanticipated Air Freight Costs

During the first quarter of fiscal 2008, we continued to experience a temporary shortage of film used in our cameras that began in the fourth quarter of fiscal 2007, which delayed the production schedule of our single-use and 35mm traditional film cameras. As a result of this film shortage and its impact on our production schedule, certain of our products were shipped by air from Asia to the United States in order to meet our delivery schedules to our customers. Due to this unanticipated usage of air freight, we incurred an additional $0.2 million in freight costs.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Since June 30, 2007, there have been no significant changes to the assumptions and estimates related to those critical accounting policies. See the critical accounting policies disclosed in our Form 10-K.

Recently Issued Accounting Pronouncements

In May 2007, the Financial Accounting Standard Board ("FASB") issued FASB Staff Position ("FSP") No. FIN 48-1, Definition of Settlement in FASB Interpretation No.48 ("FSP No. FIN 48-1"), which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FSP No. FIN 48-1 must be applied upon the initial adoption of FIN No. 48. The adoption of FSP No. FIN 48-1 did not have a material impact on our condensed consolidated financial statements.

In February 2007, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115," ("SFAS No. 159") which provides companies with an option to report selected financial assets and liabilities at their fair values. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, FASB No. 159 specifies that all subsequent changes in fair value for that instrument must be reported in earnings. FASB No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15,

2007, which for us will be our fiscal year beginning June 29, 2008. The Company is currently evaluating the effects of the adoption of SFAS No. 159.

In September 2006, the FASB issued Statement of Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on the Company's consolidated financial position and results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes" (FIN
48), to create a single model to address accounting for uncertainty in income tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on the measurement, derecognition and classification of recognized tax benefits, interest and penalties, accounting for interim periods, and the transition of the accounting method upon the adoption of FIN 48. FIN 48 is effective for years beginning after December 15, 2006. Accordingly, we adopted FIN 48 effective as of July 1, 2007. The effect of the adoption is disclosed in Note 3 - Summary of Significant Accounting Policies, Income Taxes, in the Notes to Condensed Consolidated Financial Statements.

Results of Operations

Quarter Ended September 29, 2007 Compared to the Quarter Ended September 30,
2006

Net Sales

Net sales of our products for the first quarter of fiscal 2008 were $21.7 million, a decrease of $7.1 million, or 24.7%, as compared to net sales for the first quarter of fiscal 2007. The decrease in net sales was due primarily to a reduction in unit sales of single-use, digital and 35mm traditional film cameras to significant customers and to a lesser extent a decrease in the average selling price per camera.

Net sales from our operations in the Americas for the first quarter of fiscal 2008 were $16.2 million, a decrease of $7.7 million, or 32.2%, as compared to the first quarter of fiscal 2007. The decrease in net sales in the Americas was due primarily to a reduction in unit sales of single-use and 35mm traditional film cameras to significant customers and to a lesser extent a decrease in the average selling price per camera.

Net sales from our operations in Europe for the first quarter of fiscal 2008 were $4.1 million, a decrease of $0.7 million, or 14.6%, as compared to the first quarter of fiscal 2007. The decrease in net sales in Europe was due primarily to a reduction in sales of digital cameras attributable to our decision to de-emphasize digital camera sales, partially offset by an increase in sales of single-use cameras.

Net sales from our operations in Asia for the first quarter of fiscal 2008 were $1.4 million, an increase of $1.3 million, or 1300%, as compared to the first quarter of fiscal 2007. The increase in net sales in Asia was due to increased sales of single-use cameras in Japan.

Gross Profit

Gross profit for the first quarter of fiscal 2008 was $3.0 million, or 13.8% of net sales, versus gross profit of $4.5 million, or 15.6% of net sales, in the first quarter of fiscal 2007. The decrease in the quarter-over-quarter gross profit was primarily due to a decrease in quarter-over-quarter net sales and a decrease in quarter-over-quarter gross margin percentages totaling approximately $2.5 million, partially offset by favorable manufacturing material, labor and overhead cost variances of approximately $1.0 million.

Product engineering, design and development costs for the first quarter of fiscal 2008 and the first quarter of fiscal 2007, in dollars and as a percentage of net sales, were $0.5 million, or 2.3%, and $0.8 million, or 2.8%, respectively.

Operating Expenses

Selling expenses for the first quarter of fiscal 2008 were $2.2 million, or 10.1% of net sales, compared to $2.8 million, or 9.7% of net sales, for the first quarter of fiscal 2007. Our quarter-over-quarter selling expenses decreased by $0.6 million primarily due to a reduction in selling-related employee compensation costs of $0.4 million and a reduction in certain other costs of $0.2 million. Selling-related employee compensation costs decreased as a result of the elimination of certain positions in connection with our cost-reduction initiatives.

G&A expenses for the first quarter of fiscal 2008 were $2.8 million, or 12.9% of net sales, compared to $3.7 million, or 12.9% of net sales, for the first quarter of fiscal 2007. Our quarter-over-quarter G&A expenses decreased by $0.9 million primarily due to a reduction in G&A-related employee compensation costs of $0.4 million as a result of the elimination of certain positions in connection with our cost-reduction initiatives, a reduction in professional fees of $0.3 million primarily as a result of a reduction in audit fees and a reduction in certain other costs totaling $0.2 million.

Share-Based Compensation

During the first quarter of fiscal 2008 and the first quarter of fiscal 2007, we recorded approximately $5,000 and $26,000, respectively, of share-based compensation expenses. We consider all of our share-based compensation expense as a component of G&A expenses. In addition, no amount of share-based compensation expense was capitalized as part of capital expenditures or inventory for the periods presented. For further discussion, see Note 8 - Share-Based Compensation in the Notes to Condensed Consolidated Financial Statements.

Interest Expense

Interest expense was approximately $0.1 million for each of the first quarter of fiscal 2008 and the first quarter of fiscal 2007.

Other Income, Net

Other income, net was $0.3 million and $0.5 million for the first quarter of fiscal 2008 and the first quarter of fiscal 2007, respectively. The decrease in other income, net was primarily due to foreign currency losses of $0.1 million in the first quarter of fiscal 2008 as compared to a foreign exchange gain of $(0.1) million recorded in the first quarter of fiscal 2007.

Income Taxes

In the first quarter of fiscal 2008 and the fourth quarter of fiscal 2007, based upon all of the available evidence, management determined that it was not more likely than not that its deferred income tax assets will be fully realized. Accordingly, we recorded a valuation allowance for the entire balance of our deferred income tax assets as of September 29, 2007 and June 30, 2007. During the first quarter of fiscal 2008 and the first quarter of fiscal 2007, we recorded a provision for income taxes of $1,000 and $17,000, respectively. The first quarter of fiscal 2008 income tax provision relates to United States state income taxes. The first quarter of fiscal 2007 income tax provision relates to income tax liabilities incurred by certain of our foreign subsidiaries. These foreign subsidiaries do not have net operating losses to offset such income tax liabilities. For further discussion, see Note 3 - Summary of Significant Accounting Policies - Income Taxes in the Notes to Condensed Consolidated Financial Statements.

Net Loss

We incurred a net loss of $(1.8) million, or $(0.30) per basic and diluted common share, for the first quarter of fiscal 2008, as compared to a net loss of $(1.6) million, or $(0.28) per basic and diluted common share, for the first quarter of fiscal 2007.

Cost-Reduction Initiatives

We continue to evaluate our cost structure and implement cost-reduction initiatives as appropriate. During the first quarter of fiscal 2008, no additional costs were incurred related to our ongoing cost-reduction initiatives. During the first quarter of fiscal 2007, we recorded total charges of $0.4 million primarily for severance costs related to the elimination of certain employee positions. For further discussion, see Note 12 - Other Charges in the Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

We are not aware of factors that are reasonably likely to adversely affect liquidity trends, other than those factors summarized under the caption "Risk Factors" in our Form 10-K. We are not engaged in hedging activities and had no forward exchange contracts outstanding at September 29, 2007. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with accounting principles generally accepted in the United States and are more fully discussed below.

We believe that our cash and cash equivalents, short-term investments, anticipated cash flow from operations and amounts available under our financing facilities provide sufficient liquidity and capital resources for our anticipated working capital and capital expenditure requirements for at least the next twelve months.

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

Working Capital - At September 29, 2007, we had working capital of $38.0 million, compared to $39.0 million at June 30, 2007, a decrease of $1.0 million.

Cash (Used in) Provided by Operating Activities - Cash (used in) operating activities during the first quarter of fiscal 2008 was $(2.0) million, which compared unfavorably to cash provided by operating activities of $1.0 million during the first quarter of fiscal 2007. The changes in cash (used in) provided by operating activities for the respective quarters were primarily attributable to changes in accounts payable and inventory as a result of growth for seasonal demand partially offset by accounts receivable as a result of improved collections and accrued expenses as a result of lower overall costs.

Cash Provided by (Used in) Investing Activities - Cash provided by investing activities was $3.3 million for the first quarter of fiscal 2008 as compared to cash (used in) investing activities of $(4.0) million for the first quarter of fiscal 2007. The increase in cash provided by investing activities was primarily due to the net decrease in purchases of available-for-sale investments and a decrease in restricted cash.

Cash (Used in) Provided by Financing Activities - Cash (used in) financing activities during the first quarter of fiscal 2008 was $(0.4) million as compared to cash provided by financing activities of $2.5 million for the first quarter of fiscal 2007. This activity relates to a net reduction of our short-term borrowings made under our financing facilities. See Note 7 - Short-Term Borrowings and Financing Facilities in the Notes to Condensed Consolidated Financial Statements.

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

Hong Kong Financing Facilities - As of September 29, 2007, we had $1.4 million in letters of credit outstanding, which were issued primarily to certain suppliers to guarantee payment of our purchase orders with such suppliers. The letters of credit are issued under the import facilities that have been granted to CCHK. See Note 7 - Short-Term Borrowings and Financing Facilities in the Notes to Condensed Consolidated Financial Statements.

Revolving Credit Facility -On October 16, 2007, we obtained access to a revolving credit facility for a $15 million secured revolving line of credit which includes a letter of credit sub-line of $10 million. The revolving credit facility is secured by a first priority lien on, among other things, the accounts receivable and inventory of Concord Keystone Sales Corp., our wholly owned U.S. subsidiary. See Note 13 - Subsequent Event, Financing Facilities, in the Notes to the Condensed Consolidated Financial Statements.

Forward-Looking Information: Certain Cautionary Statements

The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as: "estimates," "projects," "anticipates," "expects," "intends," "believes," "plans," "forecasts" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors. For a discussion of some of the factors that could cause actual results to differ, see the discussion under "Risk Factors" in our Part I,
Item 1A of Form 10-K. We wish to caution the reader that these forward-looking statements, including, without limitation, statements regarding expected cost reductions, anticipated or expected results of the implementation of our cost-reduction initiatives and new business initiatives, anticipated financial benefits of exiting the digital camera market and increasing our focus on the sale of single-use and 35mm traditional film cameras, the development of our business, anticipated revenues or capital expenditures, our ability to improve gross margin percentages on the sale of our products, projected profits or losses, our expectations regarding the amount of expected cash payments related to severance costs, our assessment of and estimates of royalty payments in connection with intellectual property claims, the vesting period over which unrecognized compensation expense will be realized, the sufficiency of our working capital and cash to fund our operations in the next twelve months, our belief regarding the lack of merit in pending litigations, our belief regarding the lack of a material impact that the resolution of routine legal matters will have in our business, coverage from our insurance carrier in connection with pending litigations and our expectation that there is no material tax exposure to the Company on account of our operations in the People's Republic of China, and other statements contained in this report regarding matters that are not historical facts, are only estimates or predictions. No assurance can be given that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. In particular, our expected results could be adversely affected by, among other things, regulatory conditions negatively affecting our product costs, production difficulties or economic conditions negatively affecting our suppliers, customers or the market for our products, by our inability to develop and maintain relationships with suppliers, customers or licensors, by our inability to negotiate favorable terms with our suppliers, customers or licensors, by a decline in the unit sales of our single-use and 35mm traditional film cameras or by a decrease in the average selling price of our film camera products. Obtaining the results expected from the introduction of any new products or product lines may require successful and timely completion of development, successful and timely ramp-up of full-scale production and customer and consumer acceptance of those products. In addition, future relationships or agreements may require an ability to meet high quality and performance standards, to successfully implement and sustain production at greatly increased volumes, as to all of which there can be no assurance. There also can be no assurance that products and new business initiatives under consideration or development will be successfully developed or that once developed such products and initiatives will be commercially successful. Any forward-looking statements contained in this report represent our estimates only as of the date of this report, or as of such earlier dates as are indicated herein, and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the disclosures set forth in Part II,
Item 7A in our Form 10-K during this reporting period.

Item 4T. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), designed to ensure that information required to be disclosed in our filings under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Our management has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of September 29, 2007, our disclosure controls and procedures were effective in providing reasonable assurance of achieving their objectives in internal control over financial reporting as described above.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting has occurred during the quarter ended September 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Part I, Item 1, Financial Statements, Note 11 - Litigation and Settlements in the Notes to Condensed Consolidated Financial Statements.

Item 1A. RISK FACTORS

There have been no material changes in the risk factors set forth in Part 1,
Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Item 6. EXHIBITS

No.                           Description                     Method of Filing
---                           -----------                     ----------------
3.1        Certificate of Incorporation, as amended           Incorporated by reference to the Company's annual report
           through May 9, 2000                                on Form 10-K for the year ended July 1, 2000.

3.2        Restated By-Laws, as amended through July          Incorporated by reference to the Company's annual report
           12, 2004                                           on Form 10-K for the year ended July 3, 2004.

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

10.1       Letter from Dah Sing Bank Limited to Concord       Filed herewith
           Camera HK Limited, dated October 29, 2007,
           extending financing facilities until
           November 30, 2007 under existing conditions

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

                                                 CONCORD CAMERA CORP.
                                       -----------------------------------------
                                                     (Registrant)

DATE: November 13, 2007                By: /s/ Blaine A. Robinson
                                           -------------------------------------
                                                  (Signature)
                                               Blaine A. Robinson,
                                               Vice President - Finance,
                                               Treasurer and Assistant Secretary
                                               (Principal Financial and
                                               Accounting Officer and Duly
                                               Authorized Officer)