Form 10-Q
period 2007-12-29
CONCORD CAMERA CORP
filed 2008-03-31
CIK 831861

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended December 29, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________ to __________

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

   Yes ___      No _X_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   Yes___      No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, no par value - 5,913,610 shares as of March 24, 2008

                                      Index

                      Concord Camera Corp. and Subsidiaries

Part I.    FINANCIAL INFORMATION                                        Page No.
                                                                        --------

Item 1.    Financial Statements (Unaudited)

           Condensed consolidated balance sheets as of
              December 29, 2007 (Unaudited) and June 30, 2007 ................ 3

           Condensed consolidated statements of operations
             (Unaudited) for the quarter and six months ended
             December 29, 2007 and December 30, 2006 ......................... 4

           Condensed consolidated statements of cash flows
              (Unaudited) for the six months ended December 29,
              2007 and December 30, 2006 ..................................... 5

           Notes to condensed consolidated financial
              statements (Unaudited) ......................................... 6

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations ........................... 19

Item 3.    Quantitative and Qualitative Disclosures
              About Market Risk ............................................. 28

Item 4T.   Controls and Procedures .......................................... 28

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings ................................................ 28

Item 1A.   Risk Factors ..................................................... 29

Item 4.    Submission of Matters to a Vote of Security Holders .............. 30

Item 6.    Exhibits ......................................................... 31

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

                                                                    December 29, 2007      June 30,
                                                                       (Unaudited)           2007
                                                                    -----------------      --------
Assets

Current Assets:
     Cash and cash equivalents                                          $  4,479           $  3,853
     Restricted cash                                                       6,200              6,200
     Short-term investments                                                2,550             30,475
     Accounts receivable, net                                              7,772             10,702
     Inventories                                                          13,534             15,806
     Prepaid expenses and other current assets                             1,121              1,401
                                                                        --------           --------
                    Total current assets                                  35,656             68,437
Long-term investments                                                     25,200                 --
Property, plant and equipment, net                                         9,207             10,616
Other assets                                                               3,437              3,451
                                                                        --------           --------
                    Total assets                                        $ 73,500           $ 82,504
                                                                        ========           ========

Liabilities and Stockholders' Equity

Current Liabilities:
     Short-term borrowings under financing facilities                   $  7,438           $  2,756
     Accounts payable                                                      9,286             17,042
     Accrued royalties                                                     2,614              2,499
     Accrued expenses                                                      4,341              5,775
     Other current liabilities                                             1,011              1,346
                                                                        --------           --------
                    Total current liabilities                             24,690             29,418
Other long-term liabilities                                                1,198              1,442
                                                                        --------           --------
                    Total liabilities                                     25,888             30,860

Commitments and contingencies

Stockholders' equity:
     Blank check preferred stock, no par value,
        1,000 shares authorized, none issued                                  --                 --
     Common stock, no par value, 20,000 shares
        authorized, 6,261 shares issued as of
        December 29, 2007 and June 30, 2007 respectively                 143,860            143,860
     Additional paid-in capital                                            5,195              5,189
     Deferred share arrangement                                               --                413
     Accumulated deficit                                                 (96,450)           (92,412)
                                                                        --------           --------
                                                                          52,605             57,050
     Less: treasury stock, at cost, 347
        shares as of December 29, 2007 and June 30, 2007                  (4,993)            (4,993)
     Less: common stock held in trust, 0 and 66
        shares as of December 29, 2007 and June 30, 2007                      --               (413)
                                                                        --------           --------
                    Total stockholders' equity                            47,612             51,644
                                                                        --------           --------
                    Total liabilities and stockholders' equity          $ 73,500           $ 82,504
                                                                        ========           ========

See accompanying notes to condensed consolidated financial statements.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

                                                For the quarter ended             For the six months ended
                                           ------------------------------      ------------------------------
                                           December 29,      December 30,      December 29,      December 30,
                                               2007              2006              2007              2006
                                           ------------      ------------      ------------      ------------

Net sales                                    $ 18,404          $ 19,338          $ 40,102          $ 48,163
Cost of products sold                          17,098            17,837            35,781            42,159
                                             --------          --------          --------          --------
Gross profit                                    1,306             1,501             4,321             6,004
Selling expenses                                1,821             2,344             3,994             5,317
General and administrative expenses             2,817             3,286             5,659             6,839
                                             --------          --------          --------          --------
Operating loss                                 (3,332)           (4,129)           (5,332)           (6,152)
Interest expense                                  124                98               201               164
Other income, net                                (456)             (698)             (772)           (1,163)
                                             --------          --------          --------          --------
Loss before income taxes                       (3,000)           (3,529)           (4,761)           (5,153)

(Benefit) provision for income taxes             (787)               18              (785)               35
                                             --------          --------          --------          --------
Net loss                                     $ (2,213)         $ (3,547)         $ (3,976)         $ (5,188)
                                             ========          ========          ========          ========

Basic and diluted loss per common share      $  (0.37)         $  (0.61)         $  (0.67)         $  (0.89)
                                             ========          ========          ========          ========

Weighted average common shares
    outstanding -- basic and diluted            5,914             5,846             5,914             5,842
                                             ========          ========          ========          ========

See accompanying notes to condensed consolidated financial statements.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

                                                                          For the six months ended
                                                                  ----------------------------------------
                                                                  December 29, 2007      December 30, 2006
                                                                  -----------------      -----------------
Cash flows from operating activities:

Net loss                                                              $ (3,976)              $ (5,188)
     Adjustments to reconcile net loss to net cash
         (used in) provided by operating activities:
     Depreciation and amortization                                       1,662                  2,186
     Inventory charges                                                      --                    347
     Gain on disposal of property, plant and equipment                     (63)                   (58)
     Unrecognized tax benefit                                              (62)                    --
     Share-based compensation                                                6                     43
     Changes in operating assets and liabilities:
         Accounts receivable, net                                        2,930                  7,728
         Inventories                                                     2,272                 11,442
         Prepaid expenses and other current assets                         280                    753
         Other assets                                                     (199)                   254
         Accounts payable                                               (7,756)               (15,177)
         Accrued expenses                                               (1,434)                (1,100)
         Accrued royalties                                                 115                   (641)
         Other current liabilities                                        (335)                   129
         Other long-term liabilities                                      (244)                  (433)
                                                                      --------               --------
     Net cash (used in) provided by operating activities                (6,804)                   285
                                                                      --------               --------
Cash flows from investing activities:

     Restricted cash                                                        --                  2,064
     Purchases of property, plant and equipment                            (40)                  (258)
     Proceeds from the sale of property, plant and equipment                63                    342
     Proceeds from sales of available-for-sale investments              43,625                 38,300
     Purchases of available-for-sale investments                       (40,900)               (46,900)
                                                                      --------               --------
     Net cash provided by (used in) investing activities                 2,748                 (6,452)
                                                                      --------               --------
Cash flows from financing activities:

     Net proceeds from issuance of common stock                             --                    342
     Borrowings under short-term financing facilities, net               4,682                  3,114
                                                                      --------               --------
     Net cash provided by financing activities                           4,682                  3,456
                                                                      --------               --------
     Net increase (decrease) in cash and cash equivalents                  626                 (2,711)

Cash and cash equivalents at beginning of period                         3,853                  6,795
                                                                      --------               --------
Cash and cash equivalents at end of period                            $  4,479               $  4,084
                                                                      ========               ========

See accompanying notes to condensed consolidated financial statements.

                      CONCORD CAMERA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                December 29, 2007
                                   (Unaudited)

Note 1 - Basis of Presentation:
-------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 29, 2007 ("Second Quarter Fiscal 2008") and the six months ended December 29, 2007 ("Fiscal 2008 YTD") are not necessarily indicative of the results that may be expected for the fiscal year ending June 28, 2008 ("Fiscal 2008"). For comparative purposes, the quarter ended December 30, 2006, has been defined as the ("Second Quarter Fiscal 2007") and the six months ended December 30, 2006 has been defined as ("Fiscal 2007 YTD"). The balance sheet at June 30, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Concord Camera Corp., a New Jersey corporation, and its consolidated subsidiaries (collectively referred to as the "Company") manage their business on the basis of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on September 27, 2007 for the fiscal year ended June 30, 2007 ("Fiscal 2007").

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

Note 2 - Significant Customers:
-------------------------------

During the Second Quarter Fiscal 2008, the Company's sales to Walgreen Co. ("Walgreens") increased and sales to Wal-Mart Stores, Inc. ("Wal-Mart") decreased as compared to the Second Quarter Fiscal 2007. During Fiscal 2008 YTD, the Company's sales to Walgreens and Wal-Mart decreased as compared to Fiscal 2007 YTD. The Second Quarter Fiscal 2008 increase in sales to Walgreens was attributable to increased sales of single-use cameras. The Second Quarter Fiscal 2008 decrease in sales to Wal-Mart was attributable to a decrease in sales of traditional film and single-use cameras and, to a lesser extent, a reduction in the average selling price per camera. The Fiscal 2008 YTD decrease in sales to Wal-Mart and Walgreens was primarily attributable to a decrease in sales of single-use and traditional film cameras and, to a lesser extent, a decrease in the average selling price per camera. The loss of either of these significant customers or substantially reduced sales to these significant customers or any other large customer could have a material adverse effect on the Company's results of operations.

The following table illustrates each significant customer's net sales as a percentage of consolidated net sales during the Second Quarter Fiscal 2008, the Second Quarter Fiscal 2007, Fiscal 2008 YTD and Fiscal 2007 YTD.

                                   Percent of Net Sales
                                   --------------------
                    For the quarter ended           For the six months ended
                -----------------------------     -----------------------------
                December 29,     December 30,     December 29,     December 30,
                    2007             2006             2007             2006
                ------------     ------------     ------------     ------------
Wal-Mart            38.8%            40.5%            37.7%            37.0%
Walgreens           17.3%             7.3%            16.6%            27.3%
                ------------     ------------     ------------     ------------
Total               56.1%            47.8%            54.3%            64.3%
                ============     ============     ============     ============

Note 3 - Summary of Significant Accounting Policies:
----------------------------------------------------

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

Foreign Currency Transactions

The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, European Euro, British Pound Sterling, PRC Renminbi, Hong Kong Dollar and Japanese Yen. Although certain net sales to customers and purchases of certain components and services are transacted in local currencies, each of the Company's foreign subsidiaries purchases substantially all of its finished goods inventories in U.S. Dollars. Accordingly, the Company has determined that the U.S. Dollar is the functional currency for all of its subsidiaries. The accounting records for subsidiaries that are maintained in a local currency are remeasured into the U.S. Dollar. Accordingly, most non-monetary balance sheet items and related statement of operations accounts are remeasured from the applicable local currency to the U.S. Dollar using average historical exchange rates, producing substantially the same result as if the entity's accounting records had been maintained in the U.S. Dollar. Adjustments resulting from the remeasurement process are recorded into earnings. Gains or losses resulting from foreign currency transactions and remeasurement are included in "Other income, net" in the accompanying condensed consolidated statements of operations. For the Second Quarter Fiscal 2008 and the Second Quarter Fiscal 2007, included in "Other income, net" in the accompanying condensed consolidated statements of operations are approximately $0 and $0.1 million, respectively, of net foreign currency losses. For the Fiscal 2008 YTD and Fiscal 2007 YTD, included in "Other income, net" in the accompanying condensed consolidated statements of operations are approximately $0.1 million and $0, respectively, of net foreign currency losses.

Hedging Activities

During the Second Quarter Fiscal 2008 and the Second Quarter Fiscal 2007, the Company had no forward exchange contracts or other derivatives outstanding and did not participate in any other type of hedging activities.

Restricted Cash

As of December 29, 2007 and June 30, 2007, the Company had cash deposits pledged as security in the amount of approximately $6.2 million for letters of credits and borrowings under its revolving demand financing facilities. The restricted cash amount is classified as a current asset in the condensed consolidated balance sheets since the borrowings it secures are classified as a current liability. See Note 7 - Short-Term Borrowings and Financing Facilities.

Investments

At December 29, 2007, the Company classified certain of its auction rate securities as non-current in the Company's condensed consolidated balance sheet because of the current liquidity issues in the auction rate securities market. As of December 29, 2007, the Company had $27.8 million invested in certain auction rate securities of which $25.2 million have been classified as "Long-term investments" and $2.6 million have been classified as "Short-term investments" on the Company's condensed consolidated balance sheet and are considered available-for-sale. Subsequent to December 29, 2007, the Company received net proceeds of $2.6 million resulting from the sale of certain action rate securities which had been classified as current on the Company's condensed consolidated balance sheet. At June 30, 2007, the Company's "Short-term investments," as classified in the accompanying condensed consolidated balance sheets, consisted of auction rate debt securities and were considered available-for-sale securities.

The Company's portfolio of auction rate securities are AAA rated, long-term debt obligations secured by student loans, with approximately 100% of such collateral being guaranteed by the U.S. Government under the Federal Family Education Loan Program. Liquidity for these securities has been provided by an auction process that resets the applicable interest rate at pre-determined intervals usually every 28-35 days. In the past, the auction process allowed investors to obtain immediate liquidity, if needed, by selling the securities at face value. Current disruptions in the credit markets have adversely affected the auction market for these types of securities. The Company has recently experienced failed auctions for each of its auction rate securities that have gone to auction resulting in the Company's inability to sell most of these securities. The auction rate securities continue to pay interest at default interest rates which are generally higher than the current market rate and there has been no change in the ratings of these securities to date.

It is possible that the potential lack of liquidity in the Company's auction rate security investments could adversely affect the Company's liquidity and its ability to fund its operations. The Company cannot predict whether future auctions related to its auction rate securities will be successful. The Company is currently seeking alternatives for reducing its exposure to the auction rate market, but may not be able to identify any such alternative. Although the Company currently has sufficient working capital to finance its operations in the near term, if the Company's working capital is insufficient in the future and the Company is not able to monetize some or all of its auction rate securities at that time, it could have a material adverse effect on our ability to finance our future ongoing operations.

During the Second Quarter Fiscal 2008 and the Second Quarter Fiscal 2007, no other comprehensive income or loss was recorded because the variable interest rate feature and the carrying value of the auction rate debt securities approximated the market value of the securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, if incurred, reported as a component of accumulated other comprehensive loss in the stockholders' equity section or recorded as an expense if the loss is other than temporary. The current market for the auction rate securities held by the Company is uncertain and the Company will continue to monitor and evaluate the market for these securities to determine if impairment of the carrying value of the securities has occurred. The Company reviews its investments for impairments in accordance with Financial Accounting Standard Board ("FASB"), FASB Staff Position ("FSP"), Statement of Financial Accounting Standards ("SFAS") 115-1 and 124-1, The Meaning of Other-Than-Temporary Investment and Its Application to Certain Investments, to determine when an investment is considered impaired, whether that impairment is other than temporary and the measurement of the loss. As of December 29, 2007, the Company believes the value of its auction rate securities has not been impaired. If any of the issuers of the auction rate securities are unable to successfully close future auctions and/or their credit ratings deteriorate and if the market values of our auction rate securities permanently decline, the Company may be required to record an impairment charge on these investments. If the Company is required to record an impairment charge on these investments, it could have a material adverse effect on the Company's financial condition.

Realized gains and losses, interest and dividends are classified as investment income in "Other income, net" in the accompanying condensed consolidated statements of operations. Investment income of $0.5 million related to the long-term and short-term investments and $0.4 million related to the short-term investments are included in "Other income, net" for the Second Quarter Fiscal 2008 and the Second Quarter Fiscal 2007, respectively. Investment income of $1.0 million related to the long-term and short-term investments and $0.9 million related to the short-term investments are included in "Other income, net" for Fiscal 2008 YTD and Fiscal 2007 YTD, respectively.

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

Impairment of Long-Lived and Other Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company continually evaluates whether events and circumstances have occurred that provide indications of impairment. The Company records an impairment loss when indications of impairment are present and when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The Company performs an impairment test by summarizing the undiscounted cash flows expected to result from the use and eventual sale of its long-lived assets. If the sum of the undiscounted cash flows exceeds the carrying values of these assets, then the Company concludes these carrying values are recoverable. As of December 29, 2007, the sum of the Company's undiscounted forecasted cash flows exceeded the carrying value of its long-lived assets.

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

Share-Based Compensation

Effective July 3, 2005, the Company began accounting for its employee and director stock option plans in accordance with the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R revised SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"). The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payments using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations based upon the grant-date fair value of those instruments. During the Second Quarter Fiscal 2008 and the Second Quarter Fiscal 2007, the Company recorded approximately $1,000 and $16,000, respectively, of share-based compensation expense. During Fiscal 2008 YTD and Fiscal 2007 YTD, the Company recorded approximately $6,000 and $43,000, respectively, of share-based compensation expense. The Company considers all of its share-based compensation expense as a component of general and administrative expenses. In addition, no amount of share-based compensation expense was capitalized as part of capital expenditures or inventory for the periods presented.

Income Taxes

Effective July 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109," ("FIN 48") which clarifies the accounting and disclosure for uncertain tax positions. The Company previously had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies."

As a result of the implementation of FIN 48, the Company recorded a $0.1 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase in the July 1, 2007 accumulated deficit balance. The Company had unrecognized tax benefits of $1.0 million and $0.1 million as of July 1, 2007 and December 29, 2007, respectively. The reduction in unrecognized tax benefits favorably affected the Company's effective tax rate as of December 29, 2007. During the Second Quarter of Fiscal 2008, the settlement of the German tax audit reduced the unrecognized tax benefits by $0.9 million including approximately $0.1 million related to income taxes, inclusive of interest and approximately $0.8 million related to a reduction for tax positions of prior years.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its provision for income taxes. The Company accrued approximately $25,000 for interest and penalties at July 1, 2007. Subsequent changes to accrued interest and penalties through December 29, 2007 have not been significant.

The Company files U.S. Federal income tax returns as well as income tax returns in various states and foreign jurisdictions. At the beginning of Fiscal 2008, the Company was subject to examination by the Internal Revenue Service for fiscal years 2005 through 2006, by the German Taxing Authorities for fiscal years 2000 through 2005 and by taxing authorities in various state and other foreign jurisdictions for fiscal years 2003 through 2007, with few exceptions. During the Second Quarter Fiscal 2008, the Company and the German Tax Authorities settled the net liabilities resulting from an audit of the Company's German subsidiary for fiscal years 2000 through 2005 of approximately 131,000 euros related to value added taxes and approximately 88,000 euros related to income taxes, inclusive of interest. The Company accrued a liability of approximately 92,000 euros related to value added taxes in the condensed consolidated balance sheet as of September 29, 2007 and recorded the remaining 39,000 euros in the Second Quarter of Fiscal 2008.

The Company periodically evaluates the realizability of its deferred income tax assets. In the Second Quarter Fiscal 2008 and the quarter ended June 30, 2007 ("Fourth Quarter Fiscal 2007"), based upon all the available evidence, the Company determined that it was not more likely than not that its deferred income tax assets will be fully realized. Accordingly, the Company has a valuation allowance recorded for the entire balance of its deferred income tax assets as of December 29, 2007 and June 30, 2007.

The Company estimates its interim effective tax rate before consideration of a deferred income tax valuation allowance based upon its projected consolidated annual effective income tax rate. This rate is largely a function of the annual projected amounts of pre-tax income or loss attributed to both domestic and foreign operations, the application of their respective statutory tax rates and the anticipated utilization of available net operating loss carryforwards to reduce taxable income. During the Second Quarter Fiscal 2008 and the Second Quarter Fiscal 2007, the Company recorded a (benefit) provision for income taxes of approximately $(787,000) and $18,000, respectively. During Fiscal 2008 YTD and Fiscal 2007 YTD, the Company recorded a (benefit) provision for income taxes of approximately $(785,000) and $35,000, respectively. The Second Quarter Fiscal 2008 and Fiscal 2008 YTD income tax benefits include a $(774,000) income tax benefit related to our settlement with the German Tax Authorities of the net liabilities resulting from an audit of our German subsidiary for fiscal years 2000 through 2005 and a net reduction in United States state income tax liabilities. The Second Quarter Fiscal 2007 and Fiscal 2007 YTD income tax provisions relate to income tax liabilities incurred by certain of the Company's foreign subsidiaries. These foreign subsidiaries do not have net operating losses to offset such income tax liabilities.

Comprehensive Loss

Comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130"), includes net loss adjusted for certain revenues, expenses, gains and losses that are excluded from net loss under accounting principles generally accepted in the United States of America. Unrealized gains and losses related to the Company's available-for-sale investments are excluded from net loss. During the Second Quarter Fiscal 2008 and Fiscal 2008 YTD, the Company's comprehensive loss was $(2.2) million and $(4.0) million, respectively. During the Second Quarter Fiscal 2007 and Fiscal 2007 YTD, the Company's comprehensive loss was $(3.5) million and $(5.2) million, respectively. In each period, the comprehensive loss was the same as the net loss for the period because the Company did not have any items of other comprehensive loss.

Loss per Share

Basic and diluted loss per share are calculated in accordance with SFAS No. 128, Earnings per Share ("SFAS No. 128"). All applicable loss per share amounts have been presented in conformity with SFAS No. 128 requirements. During the Second Quarter Fiscal 2008 and the Second Quarter Fiscal 2007, the Company issued no shares and 75,832 shares, respectively, of Common Stock on the exercise of stock options. During Fiscal 2008 YTD and Fiscal 2007 YTD, the Company issued no shares and 75,832 shares, respectively, of Common Stock on the exercise of stock options. In the Second Quarter Fiscal 2008 and the Second Quarter Fiscal 2007, potentially dilutive securities were comprised of stock options to purchase 0 and 3,851 shares of Common Stock, respectively that were not included in the calculation of diluted loss per share because their impact was antidilutive. In Fiscal 2008 YTD and Fiscal 2007 YTD, potentially dilutive securities were comprised of stock options to purchase 0 and 899 shares of Common Stock, respectively that were not included in the calculation of diluted loss per share because their impact was antidilutive. In the Second Quarter Fiscal 2007 and Fiscal 2007 YTD, the weighted average effect of 66,202 shares for which delivery had been deferred under the Company's Deferred Delivery Plan was included in the denominator of both basic and diluted loss per share calculations. The 66,202 deferred shares were delivered on July 2, 2007 and included in the total shares outstanding during the Second Quarter Fiscal 2008 and Fiscal 2008 YTD. See Note 1 - Basis of Presentation, Reverse Split of Common Stock and Note 8 - Deferred Share Arrangement.

Note 4 - Recently Issued Accounting Pronouncements:
---------------------------------------------------

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company does not currently have any minority interests.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) requires assets and liabilities acquired in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS No. 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009.

In May 2007, the FASB issued FASB Staff Position ("FSP") No. FIN 48-1, Definition of Settlement in FASB Interpretation No.48 ("FSP No. FIN 48-1"), which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FSP No. FIN 48-1 must be applied upon the initial adoption of FIN 48. The adoption of FSP No. FIN 48-1 did not have a material impact on the Company's condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115," ("SFAS No. 159") which provides companies with an option to report selected financial assets and liabilities at their fair values. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, FASB No. 159 specifies that all subsequent changes in fair value for that instrument must be reported in earnings. FASB No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, which for us will be our fiscal year beginning June 29, 2008. The Company is currently evaluating the effects of the adoption of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on the Company's consolidated financial position and results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes" ("FIN 48"), to create a single model to address accounting for uncertainty in income tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on the measurement, derecognition and classification of recognized tax benefits, interest and penalties, accounting for interim periods, and the transition of the accounting method upon the adoption of FIN 48. FIN 48 is effective for years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective as of July 1, 2007. The effect of the adoption is disclosed in Note 3
- Summary of Significant Accounting Policies, Income Taxes.

Note 5 - Supplemental Cash Flow Information:
--------------------------------------------

Non-cash Investing Activities:
(amounts in thousands)

Deferred Share Arrangement

                                                        Fiscal          Fiscal
                                                       2008 YTD        2007 YTD
                                                       --------        --------
Deferred share arrangement obligation to participant    $(413)          $(211)
Common stock received and held in trust                   413             211
                                                        -----           -----
                                                        $  --           $  --
                                                        =====           =====

See Note 8 - Deferred Share Arrangement for a description of the deferred share arrangement transactions in Fiscal 2008 YTD.

Note 6 - Inventories:
---------------------

Inventories consist of the following:
(amounts in thousands)

                                                  December 29,       June 30,
                                                      2007             2007
                                                  ------------       --------
Raw materials, components, and                       $ 7,740         $ 5,431
  work-in-process
Finished goods                                         5,794          10,375
                                                     -------         -------
Total inventories                                    $13,534         $15,806
                                                     =======         =======

During the Second Quarter Fiscal 2008 and the Second Quarter Fiscal 2007 inventory carrying values approximated their cost basis and no charges were made to reduce the carrying value of the inventory in stock. For Fiscal 2008 YTD and Fiscal 2007 YTD, the inventory pre-tax charges had the effect of decreasing inventories by $0 and approximately $0.3 million, respectively, increasing cost of products sold by $0 and $0.3 million, respectively.

Note 7 - Short-Term Borrowings and Financing Facilities:
--------------------------------------------------------

Concord Camera HK Limited ("CCHK"), the Company's Hong Kong subsidiary, has certain demand financing facilities with The Hongkong and Shanghai Banking Corporation ("HSBC"), Dah Sing Bank, Limited ("Dah Sing") and the Shanghai Commercial Bank Ltd ("SCB"). These financing facilities provide CCHK with an aggregate borrowing capacity of approximately US$7.3 million. As security for the financing facilities, among other things, (i) the Company provided a corporate guarantee to SCB of approximately US$1.1 million; (ii) CCHK provided to HSBC and Dah Sing pledged deposits in the amount of approximately $5.2 million and $1.0 million, respectively; and (iii) CCHK executed a mortgage in favor of SCB on the Hong Kong office property owned by CCHK. The HSBC financing facility is subject to review by HSBC by June 15, 2008 and the Dah Sing financing facility expires on June 30, 2008. The SCB financing facility has no stated expiration date.

On November 21, 2007, CCHK accepted a proposal from Dah Sing to renew the existing financing facility through June 30, 2008 and to reduce such financing facility by approximately US$1.3 million from approximately US$2.3 million to US$ 1.0 million.

On October 16, 2007, Concord Keystone Sales Corp. ("Keystone"), the Company's United States wholly-owned subsidiary, entered into a Financing Agreement (the "Agreement") with The CIT Group/Commercial Services, Inc. ("CIT") for a $15 million secured revolving line of credit (the "CIT Facility"), which includes a letter of credit ("L/C") sub-line of $10 million. The CIT Facility is secured by a first priority lien in CIT's favor on, among other things, Keystone's accounts receivable, other payment rights and inventory.

The Agreement has a one-year initial term with annual renewals thereafter, unless terminated by either party upon 30 days' written notice before the expiration of the initial term or any renewal term. Keystone may terminate the Agreement at any time upon 30 days' written notice to CIT. Under the terms of the Agreement, the borrowing base will consist of (i) 90% of the eligible accounts receivable plus (ii) the lesser of (a) 60% of the sum of the eligible inventory and the eligible in-transit inventory or (b) 90% of the eligible accounts receivable, minus (iii) the amount of the availability reserves. All loans, advances and extensions of credit will be made at CIT's discretion.

Interest on the CIT Facility is payable monthly in arrears at the prime rate announced by JP Morgan Chase Bank plus 0.25% per annum, or in Keystone's discretion, at the one-month London Interbank Offered Rate (LIBOR) plus 2.25% per annum. Keystone will also be required to pay customary loan facility, credit line, annual renewal and L/C fees.

Upon the occurrence of certain events of default, including the Company ceasing to own and control 100% of Keystone's voting shares, CIT's obligation under the Agreement to make revolving loans and assist Keystone with opening L/Cs shall cease and CIT may declare all obligations immediately due and payable (including principal and accrued but unpaid interest on all then outstanding obligations). See Note 12 - Subsequent Events.

At December 29, 2007 and June 30, 2007, the Company had $7.4 million and $2.8 million, respectively, in short-term borrowings outstanding under the financing facilities described above. The weighted average borrowing rates on the short-term borrowings as of December 29, 2007 and June 30, 2007, were 7.35% and 6.85%, respectively.

Note 8 - Deferred Share Arrangement:
------------------------------------

The Company's Deferred Delivery Plan allows designated executive officers to elect, subject to the approval of the Compensation and Stock Option Committee of the Company's Board of Directors, to defer the gains on certain stock option exercises by deferring delivery of the "profit" shares to be received upon exercise.

On July 2, 2007, the Chairman took delivery of the 66,202 shares held in trust upon expiration of the extended deferral period, reducing the deferred share arrangement balance in stockholders' equity by $412,825. As of December 29, 2007, there were no deferred shares held in trust by the Company. See Note 1 - Basis of Presentation, Reverse Split of Common Stock and Note 5 - Supplemental Cash Flow Information.

Note 9 - Commitments and Contingencies:
---------------------------------------

License and Royalty Agreements

On May 10, 2004, the Company entered into a twenty-year, worldwide trademark license agreement with Jenoptik AG for the exclusive use of the JENOPTIK brand name and trademark on non-professional consumer imaging products including, but not limited to, digital, single-use and traditional cameras, and other imaging products and related accessories. The license agreement provides for a royalty of one-half of one percent (0.5%) of net sales of non-professional consumer imaging products bearing the JENOPTIK brand name for the first ten (10) years of the license and a royalty of six-tenths of one percent (0.6%) for the second ten
(10) years of the license. There are no minimum guaranteed royalty payments.

Effective January 1, 2001, the Company entered into a twenty-year license agreement with Fuji Photo Film Ltd. ("Fuji"). Under the license agreement, Fuji granted the Company a worldwide non-exclusive license (excluding Japan until January 1, 2005) to use certain of Fuji's patents and patent applications related to single-use cameras. The license extends until the later of the expiration of the last of the licensed Fuji patents or February 26, 2021. In consideration of the license, the Company agreed to pay a license fee and certain royalty payments to Fuji. Accordingly, a significant portion of the balance for patents, trademarks and licenses, net in "Other assets" in the accompanying condensed consolidated balance sheets at December 29, 2007 and June 30, 2007, was an asset associated with the Fuji license. The Company also recorded as a liability a corresponding amount that was included in licensing related obligations in "Other liabilities" in the accompanying consolidated balance sheets at December 29, 2007 and June 30, 2007, which was equal to the present value of future license fee payments. The Company amortizes these assets based upon quantities of units produced.

On August 26, 2002, the Company entered into two Polaroid licensing agreements. The two license agreements provided it with the exclusive (with the exception of products already released by Polaroid into the distribution chain), worldwide use of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of single-use and traditional film based cameras, including zoom cameras and certain related accessories. The license agreements did not include instant or digital cameras. Each license agreement included an initial term expiring on February 1, 2006, provided the Company the right to renew the license under the same economic terms for an additional three-year period and provided for the payment by the Company of $3.0 million of minimum royalties, or $6.0 million in total for both license agreements, which were fully credited against percentage royalties. On November 28, 2005, the Company exercised its right to renew the single-use camera license agreement with Polaroid for an additional three-year term expiring on February 1, 2009 in accordance with the same economic terms included in the original agreement. Pursuant to the terms of the single-use camera license agreement, as of February 1, 2008, the Company paid $3.0 million of minimum royalties and recorded the payment as a prepaid asset. The Company amortizes this asset based upon a percentage of net sales of Polaroid branded single-use cameras during the three-year renewal term expiring February 1, 2009. In January 2006, the Company entered into a new license agreement with Polaroid providing it with the exclusive, worldwide use of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of traditional film cameras. The new license agreement is for a term of three years expiring on January 31, 2009 and provided for the payment by the Company of

$50,000 of minimum royalties on or before October 31, 2006, which was fully credited against percentage royalties during the first year of the term. There are no minimum guaranteed royalty payments under the traditional film license agreement after the first year of the term.

Additionally, the Company has other license and royalty agreements that require the payment of royalties based on the manufacture and/or sale of certain products. Its license and royalty agreements expire at various dates through Fiscal 2023. Total amortization and royalty expense for all licensing and royalty agreements for the Second Quarter Fiscal 2008 and the Second Quarter Fiscal 2007, was $1.2 million and $1.4 million, respectively. Total amortization and royalty expense for all licensing and royalty agreements for Fiscal 2008 YTD and Fiscal 2007 YTD, was $2.8 million and $3.6 million, respectively.

Intellectual Property Claims
----------------------------

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

Based on the Company's initial assessment of these claims, infringement of one or more patents is probable if the patents are valid. Based upon the licensing discussions to date, the Company preliminarily estimates the potential royalties due to these two claimants for digital camera sales through December 29, 2007 to be between $0 and approximately $6.7 million in the aggregate. The actual royalty amounts, if any, for past and future sales are dependent upon the outcome of the negotiations. The Company has notified certain of its suppliers of its right to be indemnified by the suppliers if it is required to pay royalties or damages to either claimant. The Company is unable to reasonably estimate the amount of the potential loss, if any, within the range of estimates relating to these claims. Accordingly, the Company has not accrued any amounts related to these claims as of December 29, 2007.

Purchase Commitments
--------------------

At December 29, 2007, the Company had $3.4 million in non-cancelable purchase commitments relating to the procurement of raw materials, components and finished goods inventory from various suppliers. In the aggregate, such commitments are not at prices in excess of current market values and typically do not exceed one year.

Note 10 - Litigation and Settlements:
-------------------------------------

In September 2004, a class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be holders of the Company's Common Stock. In August 2005, an amended consolidated complaint (the "Amended Complaint") was filed adding a former officer of the Company as a defendant. The lead plaintiff under the Amended Complaint seeks to act as a representative of a class consisting of all persons who purchased the Company's Common Stock during the period from August 14, 2003 through August 31, 2004, inclusive. On March 23, 2007, the court granted the plaintiff's motion for class certification and certified as plaintiffs all persons who purchased the Common Stock between August 14, 2003 and August 31, 2004, inclusive, and who were allegedly damaged thereby (the period August 14, 2003 through August 31, 2004 hereinafter referred to as the "Class Period"). The allegations in the Amended Complaint are centered around claims that the Company failed to disclose, in periodic reports it filed with the SEC and in press releases it made to the public during the Class Period regarding its operations and financial results, (i) the full extent of the Company's excess, obsolete and otherwise impaired inventory; (ii) the departure from the Company of the aforementioned former officer defendant until several months after his departure; and (iii) that Eastman Kodak Company ("Kodak") had notified the Company that it would stop purchasing cameras from the Company under its two design and manufacturing services ("DMS") contracts with the Company due to the Company's alleged infringement of Kodak's patents. The Amended Complaint also alleged that the Company improperly recognized revenue contrary to generally accepted accounting principles due to an alleged inability to reasonably estimate digital camera returns. The Amended Complaint claimed that such failures artificially inflated the price of the Common Stock. The Amended Complaint sought unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The Company has reached an agreement with the plaintiffs on the settlement of this lawsuit and, on November 15, 2007, a Stipulation and Agreement of Settlement was filed with the court. The settlement is subject to approval by the class shareholders and the court. The Company has sought coverage from its insurance carrier for this lawsuit under its directors' and officers' liability insurance policy and the insurance carrier is defending the action under a reservation of rights. The agreed upon pending settlement amount is within the policy limits and the insurance carrier has agreed to pay such amount. Although the Company believes the settlement will be consummated and approved by the court, the Company cannot guarantee this result and if the lawsuit continues and is adversely determined, the Company's ultimate liability, which could be material, cannot be ascertained. In a letter dated November 19, 2004, the Company was advised by the staff of the SEC that it is conducting an investigation related to the matters described above. The Company has provided the requested information to the staff of the SEC and has not received any further communication from the SEC with respect to its request since the Company last responded in May 2005.

On November 16, 2004, a shareholder derivative suit was filed against certain of the Company's current and former officers and directors, and the Company as a nominal defendant, in the United States District Court for the District of New Jersey by an individual purporting to be a holder of the Company's Common Stock. The complaint alleged that the individual defendants breached their duties of loyalty and good faith by causing the Company to misrepresent its financial results and prospects, resulting in the class action complaint described in the immediately preceding paragraph. The complaint sought unspecified damages, repayment of salaries and other remuneration from the individual defendants, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. In March 2005, the court granted a motion by the individual defendants and the Company to transfer the action to the United States District Court for the Southern District of Florida where the related class action suit is currently pending. In May 2005, the court consolidated this case with the related class action suit for discovery purposes only. The Company has reached an agreement in principle with the plaintiffs on the settlement of this lawsuit and, on March 7, 2008, a Stipulation and Agreement Settlement was filed with the court. The settlement is subject to the approval by the court. The Company has sought coverage from its insurance carrier for this lawsuit under its directors' and officers' liability insurance policy, and the insurance carrier is defending the action under a reservation of rights. The agreed upon pending settlement amount is within the policy limits and the insurance carrier has agreed to pay such amount. Although the Company believes the settlement will be consummated and approved by the court, the Company cannot guarantee this result and if the lawsuit continues and is adversely determined, the ultimate effect on the Company, which could be material, cannot be ascertained.

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

Note 11 -- Other Charges:
-------------------------

Cost-Reduction Initiatives

The Company continues to evaluate its cost structure and implement cost-reduction initiatives as appropriate. During the Second Quarter Fiscal 2008, the Company recorded total charges of $0.2 million related to severance costs for the elimination of certain employee positions.

During the quarter ended September 29, 2007 ("First Quarter Fiscal 2008"), the Company recorded a $60,000 reduction in a liability related to severance costs accrued for the elimination of certain employee positions.

Table I - Other Charges Liability reconciles the beginning and ending balances of the other charges liability.

(in thousands)
Other Charges Liability
-----------------------

                                        Severance       Retention      Total
                                        ---------       ---------      -----

Balance as of June 30, 2007               $ 236          $   9        $ 245
Charges                                     212             --          212
Reversal                                    (60)            --          (60)
Payments                                   (388)            (9)        (397)
                                          -----          -----        -----
Balance as of
December 29, 2007                         $  --          $  --        $  --
                                          =====          =====        =====

Table II - Other Charges presents the related expenses and their classification in the consolidated statements of operations.


(in thousands)
Other Charges                           Severance        Retention             Leases            Total
-------------                           ---------        ---------             ------            -----
Second Quarter Fiscal 2008
Cost of products sold                   $     212       $          --         $        --      $     212
Selling expense                                --                  --                  --             --
General and administrative expense             --                  --                  --             --
                                        ---------       -------------       -------------      ---------
Total                                   $     212       $          --         $        --      $     212
                                        =========       =============       =============      =========
Fiscal 2008 YTD
Cost of products sold                   $     212       $          --         $        --      $     212
Selling expense                               (60)                 --                  --            (60)
General and administrative expense             --                  --                  --             --
                                        ---------       -------------       -------------      ---------
Total                                   $     152       $          --         $        --      $     152
                                        =========       =============       =============      =========
Second Quarter Fiscal 2007
Cost of products sold                   $     132       $          --         $        --      $     132
Selling expense                                50                  (7)                 --             43
General and administrative                     74                  --                  (1)            73
                                        ---------       -------------       -------------      ---------
Total                                   $     256       $          (7)      $          (1)     $     248
                                        =========       =============       =============      =========
Fiscal 2007 YTD
Cost of products sold                   $     309       $          --         $        --      $     309
Selling expense                               279                  (7)                 16            288
General and administrative expense             74                  --                   9             83
                                        ---------       -------------       -------------      ---------
Total                                   $     662       $          (7)      $          25      $     680
                                        =========       =============       =============      =========

As of December 29, 2007, the Company had no amounts accrued as "Other Charges Liabilities" in connection with the Company's cost-reduction initiatives.

Note 12 - Subsequent Events:
----------------------------

In a press release dated February 12, 2008, the Company announced that it was delaying the filing of its Quarterly Report on Form 10-Q for the second quarter of fiscal 2008 with the Securities and Exchange Commission. In that press release, the Company explained that a committee (the "Special Committee") of the Board of Directors (the "Board") of the Company established to explore strategic alternatives for the Company was nearing the conclusion of its work and expected to make its recommendations to the Board within approximately the next sixty days. Because certain of the strategic alternatives being considered by the Special Committee could have impacted the Company's financial statements, the Company explained that it was delaying the filing of its Form 10-Q for the second quarter of fiscal 2008 until the Special Committee made its recommendations to the Board and the Board determined whether or not to implement such recommendations. The Special Committee continues to consider the strategic alternatives available to the Company, but it is likely that additional time, beyond the originally anticipated approximately sixty day period, will be necessary for the Special Committee to complete its evaluation of the strategic alternatives available to the Company and to make an appropriate recommendation to the Board and for the Board to consider such recommendations. Certain of the strategic alternatives being explored, if implemented, may result in the net realizable value of certain of the Company's assets being less than the current carrying value of such assets.

On March 4, 2008, Concord Keystone Sales Corp. ("Keystone"), the Company's U.S. subsidiary, received a letter from The CIT Group/Commercial Services, Inc. ("CIT") with notice that an event of default exists under the Financing Agreement between Keystone and CIT as a result of Keystone's failure to provide CIT with the Company's financial information for the Company's second quarter ending December 29, 2007 as required by the Financing Agreement (see the Company's Current Report on Form 8-K, dated February 12, 2008, announcing that it was delaying the filing of its Quarterly Report on Form 10-Q for the period ended December 29, 2007 with the Securities and Exchange Commission). As a result of this event of default, CIT has notified Keystone that it will increase the availability reserve, thereby decreasing the borrowing base, by $500,000. CIT has not exercised its right to accelerate Keystone's obligation to repay the credit facility and CIT continues to make loans to Keystone under the revolving credit facility.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes to such financial statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for Fiscal 2007 filed with the SEC on September 27, 2007 ("Form 10-K").

Overview
--------

We market and sell popularly priced, easy-to-use single-use and traditional film cameras. We design, develop, manufacture and assemble most of our single-use cameras and certain of our traditional film cameras at our manufacturing facilities in the People's Republic of China ("PRC") and outsource the manufacture of certain of our single-use and traditional film cameras. In fiscal 2006, we significantly de-emphasized the sale of digital cameras. Digital camera sales in fiscal 2007 were not material and we do not expect to have a material amount of digital camera sales in fiscal 2008. We sell our private label and brand-name products to our customers worldwide either directly or through third-party distributors.

Recent Events
-------------

In a press release dated February 12, 2008, the Company announced that it was delaying the filing of its Quarterly Report on Form 10-Q for the second quarter of fiscal 2008 with the Securities and Exchange Commission. In that press release, the Company explained that a committee (the "Special Committee") of the Board of Directors (the "Board") of the Company established to explore strategic alternatives for the Company was nearing the conclusion of its work and expected to make its recommendations to the Board within approximately the next sixty days. Because certain of the strategic alternatives being considered by the Special Committee could have impacted the Company's financial statements, the Company explained that it was delaying the filing of its Form 10-Q for the second quarter of fiscal 2008 until the Special Committee made its recommendations to the Board and the Board determined whether or not to implement such recommendations. The Special Committee continues to consider the strategic alternatives available to the Company, but it is likely that additional time, beyond the originally anticipated approximately sixty day period, will be necessary for the Special Committee to complete its evaluation of the strategic alternatives available to the Company and to make an appropriate recommendation to the Board and for the Board to consider such recommendations. Certain of the strategic alternatives being explored, if implemented, may result in the net realizable value of certain of the Company's assets being less than the current carrying value of such assets.

Executive Summary
-----------------

Quarter-Over-Quarter Results of Operations

Our operating loss for the second quarter of fiscal 2008 was $(3.3) million as compared to an operating loss of $(4.1) million for the second quarter of fiscal 2007.

We experienced a $0.2 million decrease in our quarter-over-quarter gross profit. The decrease in the quarter-over-quarter gross profit was primarily due to a reduction in quarter-over-quarter net sales and gross margin percentages of approximately $0.8 million, partially offset by a decrease in the quarter-over-quarter unfavorable manufacturing material, labor and overhead costs variances of approximately $0.6 million.

Our selling, general and administrative expenses decreased by $1.0 million, quarter-over-quarter. Our quarter-over-quarter selling expenses decreased by $0.5 million due to a reduction in selling-related employee compensation costs of $0.2 million, freight costs and royalty costs, each of approximately $0.1 million, and a reduction in certain other costs of $0.1 million. Selling-related employee compensation costs decreased as a result of the elimination of certain positions in connection with our cost-reduction initiatives. Our quarter-over-quarter general and administrative ("G&A") expenses decreased by $0.5 million primarily due to a reduction in G&A-related employee compensation costs of $0.4 million as a result of the elimination of certain positions in connection with our cost-reduction initiatives and a reduction in professional fees of $0.1 million, primarily as a result of a reduction in Sarbanes-Oxley compliance related fees.

Second Quarter Fiscal 2008 Results of Operations

Although we reduced our operating loss by $0.8 million, or 19.5%, for the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007, we recorded an operating loss of $3.3 million during the quarter.

Factors contributing to the second quarter fiscal 2008 operating loss were:

      1. Insufficient Net Sales and Related Gross Profit to Fully Absorb Non-Manufacturing Overhead Costs

      2. Unfavorable Manufacturing Material, Labor and Overhead Cost Variances

1. Insufficient Net Sales and Related Gross Profit to Fully Absorb Non-Manufacturing Overhead Costs

During the second quarter of fiscal 2008, our net sales and related gross profit were not sufficient to fully absorb our non-manufacturing overhead costs. The insufficient net sales and related gross profit contributed approximately $2.0 million to the operating loss.

2. Unfavorable Manufacturing Material, Labor and Overhead Cost Variances

During the second quarter of fiscal 2008, we experienced unfavorable manufacturing material, labor and overhead cost variances of $1.3 million primarily attributable to a lower than anticipated volume of production during the period and, to a lesser extent, increases in costs of film.

We continue to take action and review our strategies, including and relating to:
(i) acquisition of new single-use and traditional film camera customers, (ii) potential new business initiatives, and (iii) implementation of additional cost reductions related to worldwide overhead costs. There can be no assurances that we will be able to implement any such strategies or that implementing any such strategies will successfully reverse our losses, increase our revenues, decrease our costs or improve our results of operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Since June 30, 2007, there have been no significant changes to the assumptions and estimates related to those critical accounting policies. See the critical accounting policies disclosed in our Form 10-K.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company does not currently have any minority interests.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" (SFAS No. 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS No. 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009.

In May 2007, the FASB issued FASB Staff Position ("FSP") No. FIN 48-1, Definition of Settlement in FASB Interpretation No.48 ("FSP No. FIN 48-1"), which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FSP No. FIN 48-1 must be applied upon the initial adoption of FIN No. 48. The adoption of FSP No. FIN 48-1 did not have a material impact on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115," ("SFAS No. 159") which provides companies with an option to report selected financial assets and liabilities at their fair values. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, FASB No. 159 specifies that all subsequent changes in fair value for that instrument must be reported in earnings. FASB No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, which for us will be our fiscal year beginning June 29, 2008. The Company is currently evaluating the effects of the adoption of SFAS No. 159.

In September 2006, the FASB issued Statement of Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on the Company's consolidated financial position and results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes" ("FIN 48"), to create a single model to address accounting for uncertainty in income tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on the measurement, derecognition and classification of recognized tax benefits, interest and penalties, accounting for interim periods and the transition of the accounting method upon the adoption of FIN 48. FIN 48 is effective for years beginning after December 15, 2006. Accordingly, we adopted FIN 48 effective as of July 1, 2007. The effect of the adoption is disclosed in Note 3 - Summary of Significant Accounting Policies, Income Taxes, in the Notes to the Condensed Consolidated Financial Statements.

Results of Operations
---------------------

Quarter Ended December 29, 2007 Compared to the Quarter Ended December 30, 2006

Net Sales

Net sales of our products for the second quarter of fiscal 2008 were $18.4 million, a decrease of $0.9 million, or 4.7%, as compared to net sales for the second quarter of fiscal 2007. The decrease in net sales was due primarily to a reduction in sales of traditional film cameras and, to a lesser extent, a decrease in the average selling price per single-use cameras.

Net sales from our operations in the Americas for the second quarter of fiscal 2008 were $13.4 million, a decrease of $0.5 million, or 3.6%, as compared to the second quarter of fiscal 2007. The decrease in net sales in the Americas was due primarily to a reduction in sales of traditional film cameras to a significant customer and, to a lesser extent, a decrease in the average selling price per single-use cameras.

Net sales from our operations in Europe for the second quarter of fiscal 2008 were $3.2 million, a decrease of $1.0 million, or 23.8%, as compared to the second quarter of fiscal 2007. The decrease in net sales in Europe was due primarily to a reduction in sales of single-use cameras and, to a lesser extent, a reduction in sales of digital cameras attributable to our decision to exit the digital camera market.

Net sales from our operations in Asia for the second quarter of fiscal 2008 were $1.8 million, an increase of $0.5 million, or 38.5%, as compared to the second quarter of fiscal 2007. The increase in net sales in Asia was due to increased sales of single-use cameras in Japan.

Gross Profit

Gross profit for the second quarter of fiscal 2008 was $1.3 million, or 7.1% of net sales, versus gross profit of $1.5 million, or 7.8% of net sales, in the second quarter of fiscal 2007. The decrease in the quarter-over-quarter gross profit was primarily due to a reduction in quarter-over-quarter net sales and gross margin percentages of approximately $0.8 million, partially offset by a decrease in the quarter-over-quarter unfavorable manufacturing material, labor and overhead costs variances of approximately $0.6 million.

Product engineering, design and development costs for the second quarter of fiscal 2008 and the second quarter of fiscal 2007, in dollars and as a percentage of net sales, were $0.5 million, or 2.8%, and $0.6 million, or 3.1%, respectively.

Operating Expenses

Selling expenses for the second quarter of fiscal 2008 were $1.8 million, or 9.8% of net sales, compared to $2.3 million, or 11.9% of net sales, for the second quarter of fiscal 2007. Our quarter-over-quarter selling expenses decreased by $0.5 million primarily due to a reduction in selling-related employee compensation costs of $0.2 million, a reduction in freight costs and royalty costs, each of approximately $0.1 million, and a reduction in certain other costs of $0.1 million. Selling-related employee compensation costs decreased as a result of the elimination of certain positions in connection with our cost-reduction initiatives.

G&A expenses for the second quarter of fiscal 2008 were $2.8 million, or 15.2% of net sales, compared to $3.3 million, or 17.1% of net sales, for the second quarter of fiscal 2007. Our quarter-over-quarter G&A expenses decreased by $0.5 million primarily due to a reduction in G&A-related employee compensation costs of $0.4 million as a result of the elimination of certain positions in connection with our cost-reduction initiatives and a reduction in professional fees of $0.1 million primarily as a result of the reduction in costs related to Sarbanes-Oxley compliance.

Share-Based Compensation

During the second quarter of fiscal 2008 and the second quarter of fiscal 2007, we recorded approximately $1,000 and $16,000, respectively, of share-based compensation expenses. We consider all of our share-based compensation expense as a component of G&A expenses. In addition, no amount of share-based compensation expense was capitalized as part of capital expenditures or inventory for the periods presented.

Interest Expense

Interest expense was approximately $0.1 million for each of the second quarter of fiscal 2008 and the second quarter of fiscal 2007.

Other Income, Net

Other income, net was $0.5 million and $0.7 million for the second quarter of fiscal 2008 and the second quarter of fiscal 2007, respectively. The decrease in other income, net was primarily due to the tax refund recovery in Europe of $0.3 million recorded in the second quarter of fiscal 2007, offset by a reduction in foreign exchange losses of $0.1 million. For further discussion, see Note 3 - Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements.

Income Taxes

In the second quarter of fiscal 2008 and the fourth quarter of fiscal 2007, based upon all of the available evidence, management determined that it was not more likely than not that its deferred income tax assets will be fully realized. Accordingly, we recorded a valuation allowance for the entire balance of our deferred income tax assets as of December 29, 2007 and June 30, 2007. During the second quarter of fiscal 2008 and the second quarter of fiscal 2007, we recorded a (benefit) provision for income taxes of $(787,000) and $18,000, respectively. The second quarter of fiscal 2008 benefit for income taxes includes a $(774,000) income tax benefit related to our settlement with the German Tax Authorities of the net liabilities resulting from an audit of our German subsidiary for fiscal years 2000 through 2005and a net reduction in United States state income tax liabilities of $13,000. The second quarter of fiscal 2007 income tax provision relates to income tax liabilities incurred by certain of our foreign subsidiaries. These foreign subsidiaries do not have net operating losses to offset such income tax liabilities. For further discussion, see Note 3 - Summary of Significant Accounting Policies - Income Taxes in the Notes to the Condensed Consolidated Financial Statements.

Net Loss

We incurred a net loss of $(2.2) million, or $(0.37) per basic and diluted common share, for the second quarter of fiscal 2008, as compared to a net loss of $(3.5) million, or $(0.61) per basic and diluted common share, for the second quarter of fiscal 2007.

Results of Operations

Fiscal 2008 YTD Compared to Fiscal 2007 YTD

Net Sales

Net sales of our products for the six months ended December 29, 2007 ("fiscal 2008 YTD"), were $40.1 million, a decrease of $8.1 million, or 16.8%, as compared to net sales of $48.2 million for the six months ended December 30, 2006, ("fiscal 2007 YTD"). The decrease in net sales was due primarily to a reduction in sales of single-use and traditional film cameras to significant customers and, to a lesser extent, a decrease in the average selling price per single-use and traditional film cameras and no digital camera sales attributable to our decision to exit the digital camera market.

Net sales from our operations in the Americas for fiscal 2008 YTD were $29.6 million, a decrease of $8.2 million, or 21.7%, as compared to fiscal 2007 YTD. The decrease in net sales was due primarily to a reduction in sales of single-use and traditional film cameras to significant customers and, to a lesser extent, a decrease in the average selling price per single-use and traditional cameras.

Net sales from our operations in Europe for fiscal 2008 YTD were $7.3 million, a decrease of $1.7 million, or 18.9%, as compared to fiscal 2007 YTD. The decrease in net sales in Europe was due primarily to no digital camera sales and, to a lesser extent, a reduction in sales of single-use cameras.

Net sales from our operations in Asia for fiscal 2008 YTD were $3.2 million, an increase of $1.8 million, or 128.6% as compared to fiscal 2008 YTD. The increase in net sales in Asia was due primarily to an increase in sales of single-use cameras in Japan.

Gross Profit

Gross profit for fiscal 2008 YTD was $4.3 million, or 10.7% of net sales, versus gross profit of $6.0 million, or 12.5% of net sales, in fiscal 2007 YTD. During fiscal 2008 YTD as compared to fiscal 2007 YTD, gross profit decreased primarily due to a decrease in year-to-date net sales and a decrease in year-to-date gross margin percentages totaling approximately $3.5 million, partially offset by the decrease in unfavorable manufacturing material, labor and overhead cost variances of approximately $1.8 million.

Product engineering, design and development costs for fiscal 2008 YTD and fiscal 2007 YTD, in dollars and as a percentage of net sales, were $1.0 million, or 2.5%, and $1.4 million, or 2.9%, respectively.

Operating Expenses

Selling expenses for fiscal 2008 YTD were $4.0 million, or 10.0% of net sales, compared to $5.3 million, or 11.0% of net sales, for fiscal 2007 YTD. The $1.3 million decrease in selling expenses was primarily due to a reduction in employee compensation costs of $0.8 million, a reduction in marketing and advertising expenses of $0.2 million and a reduction in royalty fees of $0.1 million and in certain other costs of $0.2 million. Selling related employee compensation costs decreased as a result of the elimination of certain positions in connection with our cost-reduction initiatives.

G&A expenses for fiscal 2008 YTD were $5.7 million, or 14.2% of net sales, compared to $6.8 million, or 14.1% of net sales, for fiscal 2007 YTD. The $1.1 million decrease in G&A expenses was primarily due to a reduction in G&A-related employee compensation costs of $0.6 million as a result of the elimination of certain positions in connection with our cost-reduction initiatives and a reduction in professional fees of $0.5 million primarily as a result of a reduction in Sarbanes-Oxley compliance costs.

Share-Based Compensation

During fiscal 2008 YTD and fiscal 2007 YTD, we recorded approximately $6,000 and $43,000, respectively, of share-based compensation expenses. We consider all of our share-based compensation expense as a component of general and administrative expenses. In addition, no amount of share-based compensation expense was capitalized as part of capital expenditures or inventory for the periods presented.

Interest Expense

Interest expense was approximately $0.2 million for each of fiscal 2008 YTD and fiscal 2007 YTD.

Other Income, Net

Other income, net was $0.8 million and $1.2 million for fiscal 2008 YTD and fiscal 2007 YTD, respectively. The year-to-date over year-to-date decrease in other income, net was primarily due to the tax refund recovery in Europe of $0.3 million recorded in fiscal 2007 and, to a lesser extent, an increase in foreign exchange losses. For further discussion, see Note 3 - Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements.

Income Taxes

In fiscal 2008 YTD and the fourth quarter of fiscal 2007, based upon all of the available evidence, management determined that it was not more likely than not that its deferred income tax assets will be fully realized. Accordingly, we recorded a valuation allowance for the entire balance of our deferred income tax assets as of December 29, 2007 and June 30, 2007. During fiscal 2008 YTD and fiscal 2007 YTD, we recorded a (benefit) provision for income taxes of $(785,000) and $35,000, respectively. The fiscal 2008 YTD benefit for income taxes includes a $(774,000) income tax benefit related to our settlement with the German Tax Authorities of the net liabilities resulting from an audit of our German subsidiary for fiscal years 2000 through 2005 and a net reduction in United States state income tax liabilities of $11,000. The fiscal 2007 YTD income tax provision relates to income tax liabilities incurred by certain of our foreign subsidiaries. These foreign subsidiaries do not have net operating losses to offset such income tax liabilities. For further discussion, see Note 3
- Summary of Significant Accounting Policies - Income Taxes in the Notes to the Condensed Consolidated Financial Statements.

Net Loss

We incurred a net loss of $(4.0) million, or $(0.67) per basic and diluted common share, for fiscal 2008 YTD, as compared to a net loss of $(5.2) million, or $(0.89) per basic and diluted common share, for fiscal 2007 YTD.

Cost-Reduction Initiatives

We continue to evaluate our cost structure and implement cost-reduction initiatives as appropriate. During the second quarter of fiscal 2008, we recorded total charges of $0.2 million related to our ongoing cost-reduction initiatives, primarily for severance costs related to the elimination of certain employee costs. No costs were recorded in the first quarter of fiscal 2008. During fiscal 2007 YTD and the second quarter of fiscal 2007, we recorded total charges of $0.7 million and $0.2 million, respectively, primarily for severance costs related to the elimination of certain employee positions. For further discussion, see Note 11 - Other Charges in the Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Uncertainties in the Credit Markets - As of December 29, 2007, we had $25.5 million invested in certain auction rate securities which have been classified as "Long-term investments" on our condensed consolidated balance sheet because of the market uncertainties and the liquidity issues in the market for auction rate securities.

Our portfolio of auction rate securities are AAA rated, long-term debt obligations secured by student loans, with approximately 100% of such collateral being guaranteed by the U.S. Government under the Federal Family Education Loan Program. Liquidity for these securities has been provided by an auction process that resets the applicable interest rate at pre-determined intervals usually every 28-35 days. In the past, the auction process allowed investors to obtain immediate liquidity if needed by selling the securities at face value. The current disruptions in the credit markets have adversely affected the auction market for these types of securities. We have recently experienced failed auctions for each of our auction rate securities that have gone to auction, resulting in our inability to sell these securities. The auction rate securities continue to pay interest at default rates which are generally higher than the current market rate and there has been no change in the ratings of these securities to date.

Based on our expected operating cash flows and other sources of cash, cash equivalents and short-term investments, it is possible that the potential lack of liquidity in our auction rate security investments could adversely affect our liquidity and our ability to fund our operations. We cannot predict whether future auctions related to our auction rate securities will be successful. We are currently seeking alternative short-term financing sources for reducing our exposure to the auction rate market, but may not be able to identify any such alternative. Although we currently have sufficient working capital to finance our operations in the near term, if our working capital is insufficient in the future and we are not able to monetize some or all of our auction rate securities or other assets at that time, it could have a material adverse effect on the our ability to finance our future ongoing operations.

Our ability to fund our operating requirements and maintain an adequate level of working capital will depend primarily on our ability to generate growth in sales of our single-use and traditional film cameras and new products, on our ability to continue to access our financing facilities and on our ability to control operating expenses. Our failure to generate substantial growth in the sales of our single-use and traditional film cameras and new products, control operating expenses and other events - including the progress of our new product initiatives, our ability to manufacture or have manufactured products at an economically feasible cost and in sufficient quantities and changes in economic or competitive conditions or our planned business - could cause us to require additional capital. In the event that we must raise additional capital to fund our working capital needs, we may seek to raise such capital through borrowings and/or the issuance of debt securities or equity securities. To the extent we raise additional capital by issuing equity securities or obtaining borrowings convertible into equity, existing shareholders may experience ownership dilution and future investors may be granted rights superior to those of existing shareholders. Moreover, additional capital may not be available to us on acceptable terms, or at all.

Working Capital - At December 29, 2007, we had working capital of $11.0 million, compared to $39.0 million at June 30, 2007, a decrease of $ 28.0 million. Working capital and cash and cash equivalents and marketable securities decreased primarily due to the reclassification of certain of our auction rate securities from short-term investments to long-term investments. Current capital market conditions have significantly reduced our ability to liquidate our auction rate securities. For further discussion see Note - 3, Summary of Significant Accounting Policies, Investments in the Notes to Condensed Consolidated Financial Statements.

Cash (Used in) Provided by Operating Activities - Cash (used in) operating activities during fiscal 2008 YTD was $(6.8) million, which compared unfavorably to cash provided by operating activities of $0.3 million during fiscal 2007 YTD. During fiscal 2008 YTD, a reduction of accounts receivable and inventories provided cash of $2.9 million and $2.3 million, respectively. During fiscal 2007 YTD, reductions of accounts receivables and inventories provided cash of $7.7 million and $11.4 million, respectively. The reduction in accounts receivables is the result of improved collections and the reduction in inventory is related to seasonal demand for our products in the second quarter of our fiscal year. During fiscal 2008 YTD, the reduction of accounts payable and accrued expenses used cash of $7.8 million and $1.4 million, respectively. This compares with cash used by a reduction in accounts payable and accrued expenses of $15.2 million and $1.1 million, respectively in fiscal 2007 YTD. The reduction in accounts payable and accrued expenses is a result of reduced inventory levels and lower overall costs.

Cash Provided by (Used in) Investing Activities - Cash provided by investing activities was $2.7 million for fiscal 2008 YTD as compared to cash (used in) investing activities of $(6.5) million for fiscal 2007 YTD. The increase in cash provided by investing activities was primarily due to the net increase in the proceeds of available-for-sale investments.

Cash Provided by Financing Activities - Cash provided by financing activities during fiscal 2008 YTD was $4.7 million as compared to cash provided by financing activities of $3.5 million for fiscal 2007 YTD. This activity results from a net increase of our short-term borrowings made under our financing facilities used for working capital purposes. See Note 7 - Short-Term Borrowings and Financing Facilities in the Notes to the Condensed Consolidated Financial Statements.

Operating Leases - We enter into operating leases in the ordinary course of business (e.g., warehouse facilities, office space and equipment). The effects of outstanding leases are not material to us in terms of either annual cash flow or in total future minimum payments.

Purchase Commitments - See Note 9 - Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements.

Other Contractual Obligations - We do not have any material financial guarantees or other contractual commitments that are reasonably likely to have an adverse effect on liquidity. See Note 7 - Short-Term Borrowings and Financing Facilities in the Notes to the Condensed Consolidated Financial Statements for additional information about the corporate guarantees we provided in connection with our financing facilities. See also Note 9 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

License Agreements - See Note 9 - Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements.

Intellectual Property Claims - See Note 9 - Commitments and Contingencies and
Note 10 - Litigation and Settlements in the Notes to the Condensed Consolidated Financial Statements.

Hong Kong Financing Facilities - As of December 29, 2007, we had $0.9 million in letters of credit outstanding, which were issued primarily to certain suppliers to guarantee payment of our purchase orders with such suppliers. The letters of credit are issued under the import facilities that have been granted to CCHK. See Note 7 - Short-Term Borrowings and Financing Facilities in the Notes to the Condensed Consolidated Financial Statements.

Revolving Credit Facility -On October 16, 2007, we obtained access to a revolving credit facility for a $15 million secured revolving line of credit which includes a letter of credit sub-line of $10 million. The revolving credit facility is secured by a first priority lien on, among other things, the accounts receivable and inventory of Concord Keystone Sales Corp., our wholly-owned U.S. subsidiary. See Note 7 - Short-Term Borrowings and Financing Facilities in the Notes to the Condensed Consolidated Financial Statements.

Forward-Looking Information: Certain Cautionary Statements

The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as: "estimates," "projects," "anticipates," "expects," "intends," "believes," "plans," "forecasts" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors. For a discussion of some of the factors that could cause actual results to differ, see the discussion under "Risk Factors" in Part I,
Item 1A of Form 10-K. We wish to caution the reader that these forward-looking statements, including, without limitation, statements regarding expected cost reductions, anticipated or expected results of the implementation of our cost-reduction initiatives and new business initiatives, anticipated financial benefits of exiting the digital camera market and increasing our focus on the sale of single-use and traditional film cameras, the consequences of the loss of any significant customer, potential new business initiatives, the acquisition of new customers, the development of our business, anticipated revenues or capital expenditures, our ability to improve gross margin percentages on the sale of our products, projected profits or losses, our expectations regarding the amount of expected cash payments related to severance costs, our assessment of and estimates of royalty payments in connection with intellectual property claims, the vesting period over which unrecognized compensation expense will be realized, the sufficiency of our working capital and cash to fund our operations in the next twelve months, our expectations regarding the liquidity of our auction rate securities, our belief regarding the lack of merit in pending litigations, our belief regarding the lack of a material impact that the resolution of routine legal matters will have in our business, coverage from our insurance carrier in connection with pending litigations, our expectation that there is no material tax exposure to the Company on account of our operations in the People's Republic of China and the consequences of the loss of our authorizations in the People's Republic of China and other statements contained in this report regarding matters that are not historical facts, are only estimates or predictions. No assurance can be given that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or of actual results differing from the assumptions underlying such statements. In particular, our expected results could be adversely affected by, among other things, regulatory conditions negatively affecting our product costs, production difficulties or economic conditions negatively affecting our suppliers, customers or the market for our products, by our inability to develop and maintain relationships with suppliers, customers or licensors, by our inability to negotiate favorable terms with our suppliers, customers or licensors, by a further decline in the unit sales of our single-use and traditional film cameras, by a further decrease in the average selling price of our film camera products, or by the continued failed auctions and the market uncertainty for auction rate securities. Obtaining the results expected from the introduction of any new products or product lines may require successful and timely completion of development, successful and timely ramp-up of full-scale production and customer and consumer acceptance of those products, as to all of which there can be no assurance. In addition, future relationships or agreements may require an ability to meet high quality and performance standards and to implement and sustain production successfully at greatly increased volumes, as to all of which there can be no assurance. There also can be no assurance that products and new business initiatives under consideration or development will be successfully developed or that once developed such products and initiatives will be commercially successful. Any forward-looking statements contained in this report represent our estimates only as of the date of this report, or as of such earlier dates as are indicated herein, and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

During the reporting period, except as disclosed in our discussion relating to auction rate securities in Part 1, Item 2 under Uncertainties in the Credit Markets and elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes in the disclosures set forth in Part II, Item 7A in our Form 10-K for the fiscal year ended June 30, 2007.

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

Our management has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of December 29, 2007, our disclosure controls and procedures were effective in providing reasonable assurance of achieving their objectives as described above.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting has occurred during the quarter ended December 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
---------------------------

Item 1.  LEGAL PROCEEDINGS

See Part I, Item 1, Financial Statements, Note 10 - Litigation and Settlements in the Notes to the Condensed Consolidated Financial Statements.

Item 1A.  RISK FACTORS

Except as set forth below, there have been no material changes in the risk factors set forth in Part 1, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Continued failure of auctions of our auction rate securities can continue to effect our liquidity.

As of December 29, 2007, we had $27.8 million invested in certain auction rate securities, of which $25.5 million were classified as "Long-term investments" on our condensed consolidated balance sheet. Our portfolio of auction rate securities are AAA rated, long-term debt obligations secured by student loans, with approximately 100% of such collateral being guaranteed by the U.S. Government under the Federal Family Education Loan Program. Liquidity for these securities has been provided by an auction process that resets the applicable interest rate at pre-determined intervals usually every 28-35 days. In the past, the auction process allowed investors to obtain immediate liquidity, if needed, by selling the securities at face value. Current disruptions in the credit markets have adversely affected the auction market for these types of securities. We have recently experienced failed auctions for each of our auction rate securities that have gone to auction resulting in our inability to sell most of these securities. The auction rate securities continue to pay interest at default interest rates which are generally higher than the current market rate and there has been no change in the ratings of these securities to date.

Based on our expected operating cash flows and other sources of cash, cash equivalents and short-term investments, it is possible that the potential lack of liquidity in our auction rate security investments could adversely affect our liquidity and our ability to fund our operations. We cannot predict whether future auctions related to our auction rate securities will be successful. We are currently seeking alternatives for reducing our exposure to the auction rate market, but may not be able to identify any such alternative. Although we currently have sufficient working capital to finance our operations in the near term, if our working capital is insufficient in the future and we are not able to monetize some or all of our auction rate securities or other assets at that time, it could have a material adverse effect on our ability to finance our future ongoing operations.

Continued failure of auctions of our auction rate securities may impair the value of our auction rate securities.

If any of the issuers of the auction rate securities are unable to successfully close future auctions and/or their credit ratings deteriorate and if the market values of our auction rate securities permanently decline, we may be required to record an impairment charge on these investments. If we are required to record an impairment charge on these investments, it could have a material adverse effect on our financial condition and results of operations.

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

We have significant operations outside the United States. We currently have operations in the Americas, Europe and Asia. Further, we obtain raw materials, components and finished camera products from foreign suppliers, particularly in Asia, and import into the PRC those materials, components and products obtained from suppliers outside of the PRC which may require certain approvals by the PRC, including but not limited to certificates, permits and licenses. Accordingly, our business is subject to the political, economic, regulatory and other risks that are inherent in operating in foreign countries. These risks include, but are not limited to:

      o the difficulty of ensuring that foreign suppliers and workers are complying with applicable laws, rules and regulations regarding manufacturing, safety and environmental standards;

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

We are currently reliant on certain authorizations by the PRC to import materials used in the manufacture of our products into our manufacturing facility. Our current authorization, which expires during the quarter ending September 27, 2008, includes limitations on our ability to import certain materials into the PRC and we are uncertain whether further authorizations will be issued once we have reached those limitations or what the terms of any such further authorization will be. The inability to obtain a further authorization on reasonable terms, although not expected to impact our ability to manufacture our products, may have a material adverse effect on our results of operations.

Our business depends in part on our ability to successfully anticipate and effectively manage these and other risks. We cannot assure you that such risks will not have a material adverse effect on our business, financial condition and results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2007 annual meeting of shareholders on December 13, 2007, to re-elect four directors to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified, to approve the Concord Camera Corp. Fiscal 2008 Incentive Plan and to ratify the appointment of BDO Seidman, LLP as our independent registered public accounting firm for fiscal 2008.

The names of the nominees whose terms expired at our 2007 annual meeting of shareholders and who were re-elected to serve as directors until the next annual meeting of shareholders are as follows:

Nominee                                      For               Withheld Vote
-------                                      ---               -------------
Ira B. Lampert                            3,607,579              1,536,507
Ronald S. Cooper                          4,348,063                796,022
Morris H. Gindi                           4,346,682                797,403
William J. O'Neill, Jr.                   4,320,571                823,514

The shareholders approved the Concord Camera Corp. Fiscal 2008 Incentive Plan by the following vote: 2,783,793 votes "for"; 679,720 votes "against"; and 8,806 abstentions.

The shareholders ratified the appointment of BDO Seidman, LLP as our independent registered public accounting firm for fiscal 2008 by the following vote:
5,009,745 votes "for"; 120,470 votes "against"; and 13,869 abstentions.

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

10.1       Renewal letter from Dah Sing Bank Limited          Filed herewith.
           to Concord Camera HK Limited, dated
           November 21, 2007, renewing the financing
           facility until June 30, 2008 under revised
           conditions

10.2       Financing Agreement between Concord Keystone       Filed herewith.
           Sales Corp. and The CIT Group/Commercial
           Services, Inc. dated October 16, 2007

10.3       Amendment No. 6 to Terms of Employment of Urs W.   Incorporated by reference to the Company's current report
           Stampfli with the Company, effective as of         on Form 8-K filed December 27, 2007.
           January 1, 2008

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

                                      CONCORD CAMERA CORP.
                                 -------------------------------
                                         (Registrant)

DATE:  March 31, 2008            By:    /s/ Blaine A. Robinson
                                    -----------------------------
                                              (Signature)


                                        Blaine A. Robinson,
                                        Vice President - Finance, Treasurer and
                                        Assistant Secretary
                                        (Principal Financial and Accounting
                                        Officer and Duly Authorized Officer)

                                  Exhibit Index

No.         Description
---         -----------

10.1 Renewal letter from Dah Sing Bank Limited to Concord Camera HK Limited, dated November 21, 2007, renewing the financing facility until June 30, 2008 under revised conditions

10.2 Financing Agreement between Concord Keystone Sales Corp. and The CIT Group/Commercial Services, Inc. dated October 16, 2007

31.1        Certification of Chief Executive Officer pursuant to Rule
            13a-14(a)/15d-14(a)

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1        Certification of Chief Executive Officer pursuant to 18 U.S.C.
            ss.1350

32.2        Certification of Principal Financial Officer pursuant to 18 U.S.C.
            ss.1350