Form 10-Q
period 2008-03-29
CONCORD CAMERA CORP
filed 2008-05-13
CIK 831861

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 29, 2008 OR

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

      Yes  X         No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|                Accelerated filer |_|

Non-accelerated filer X (Do not check if a smaller reporting company)

                                           Smaller reporting company |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      Yes __         No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, no par value - 5,913,610 shares as of May 9, 2008

                                      Index

                      Concord Camera Corp. and Subsidiaries

Part I. FINANCIAL INFORMATION                                           Page No.
                                                                        --------
Item 1.  Financial Statements (Unaudited)

           Condensed consolidated balance sheets as of March 29, 2008
             (Unaudited) and June 30, 2007...................................3

           Condensed consolidated statements of operations (Unaudited)
             for the quarter and nine months ended March 29, 2008
             and March 31, 2007..............................................4

           Condensed consolidated statements of cash flows (Unaudited)
             for the nine months ended March 29, 2008 and March 31, 2007.....5

           Notes to condensed consolidated financial statements
             (Unaudited).....................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........30

Item 4T. Controls and Procedures............................................30

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................30

Item 1A. Risk Factors.......................................................30

Item 6.  Exhibits...........................................................32

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

                                                                           March 29, 2008     June 30,
                                                                             (Unaudited)        2007
                                                                           --------------     --------
Assets
Current Assets:
      Cash and cash equivalents                                               $   2,761      $   3,853
      Restricted cash                                                             6,200          6,200
      Short-term investments                                                        800         30,475
      Accounts receivable, net                                                    6,083         10,702
      Inventories                                                                14,411         15,806
      Prepaid expenses and other current assets                                     928          1,401
                                                                              ---------      ---------
                               Total current assets                              31,183         68,437
Long-term investments                                                            24,400             --
Property, plant and equipment, net                                                8,638         10,616
Other assets                                                                      3,319          3,451
                                                                              ---------      ---------
                               Total assets                                   $  67,540      $  82,504
                                                                              =========      =========

Liabilities and Stockholders' Equity
Current Liabilities:
      Short-term borrowings under financing facilities                        $   5,653      $   2,756
      Accounts payable                                                           10,321         17,042
      Accrued royalties                                                           1,021          2,499
      Accrued expenses                                                            4,069          5,775
      Other current liabilities                                                     847          1,346
                                                                              ---------      ---------
                               Total current liabilities                         21,911         29,418
Other long-term liabilities                                                       1,152          1,442
                                                                              ---------      ---------
                               Total liabilities                                 23,063         30,860
Commitments and contingencies

Stockholders' equity:
      Blank check preferred stock, no par value,
          1,000 shares authorized, none issued                                       --             --
      Common stock, no par value, 20,000 shares
          authorized, 6,261 shares issued
          as of March 29, 2008 and June 30, 2007 respectively                   143,860        143,860
      Additional paid-in capital                                                  5,196          5,189
      Deferred share arrangement                                                     --            413
      Accumulated deficit                                                       (99,586)       (92,412)
                                                                              ---------      ---------
                                                                                 49,470         57,050
      Less: treasury stock, at cost, 347
          shares as of March 29, 2008 and June 30, 2007                          (4,993)        (4,993)
        Less: common stock held in trust, 0 and 66
          shares as of March 29, 2008 and June 30, 2007                              --           (413)
                                                                              ---------      ---------
                               Total stockholders' equity                        44,477         51,644
                                                                              ---------      ---------
                               Total liabilities and stockholders' equity     $  67,540      $  82,504
                                                                              =========      =========

See accompanying notes to condensed consolidated financial statements.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

                                                     For the quarter ended                    For the nine months ended
                                               -----------------------------------       -----------------------------------
                                               March 29, 2008       March 31, 2007       March 29, 2008       March 31, 2007
                                               --------------       --------------       --------------       --------------
Net sales                                         $ 12,320             $ 16,375             $ 52,422             $ 64,538
Cost of products sold                               11,014               15,242               46,795               57,401
                                                  --------             --------             --------             --------
Gross profit                                         1,306                1,133                5,627                7,137
Selling expenses                                     1,445                2,071                5,438                7,388
General and administrative
    expenses                                         3,087                2,775                8,747                9,614
                                                  --------             --------             --------             --------
Operating loss                                      (3,226)              (3,713)              (8,558)              (9,865)
Interest expense                                       114                   85                  316                  249
Other income,
    net                                               (198)                (436)                (970)              (1,599)
                                                  --------             --------             --------             --------
Loss before                                         (3,142)              (3,362)              (7,904)              (8,515)
    income taxes
(Benefit) provision for
    income taxes                                        (6)                  (1)                (792)                  34
                                                  --------             --------             --------             --------
Net loss                                          $ (3,136)            $ (3,361)            $ (7,112)            $ (8,549)
                                                  ========             ========             ========             ========
Basic and diluted loss per
    common share                                  $  (0.53)            $  (0.57)            $  (1.20)            $  (1.46)
                                                  ========             ========             ========             ========

Weighted average
    common shares
    outstanding - basic and
    diluted                                          5,914                5,914                5,914                5,866
                                                  ========             ========             ========             ========

See accompanying notes to condensed consolidated financial statements.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

                                                                                             For the nine months ended
                                                                                       --------------------------------------
                                                                                       March 29, 2008          March 31, 2007
                                                                                       --------------          --------------
Cash flows from operating activities:
Net loss                                                                                  $ (7,112)              $ (8,549)
      Adjustments to reconcile net loss to net cash
           (used in) operating activities:
      Depreciation and amortization                                                          2,402                  3,102
      Inventory charges                                                                        319                    347
      Gain on disposal of property, plant and equipment                                        (79)                   (74)
      Unrecognized tax benefit                                                                 (62)                    --
      Share-based compensation                                                                   7                     53
      Changes in operating assets and liabilities:
           Accounts receivable, net                                                          4,619                  8,857
           Inventories                                                                       1,076                 14,067
           Prepaid expenses and other current assets                                           473                    882
           Other assets                                                                       (188)                   266
           Accounts payable                                                                 (6,721)               (16,028)
           Accrued expenses                                                                 (1,706)                (2,950)
           Accrued royalties                                                                (1,478)                (2,174)
           Other current liabilities                                                          (499)                  (575)
           Other long-term liabilities                                                        (290)                  (409)
                                                                                          --------               --------
      Net cash (used in) operating activities                                               (9,239)                (3,185)
                                                                                          --------               --------
Cash flows from investing activities:
      Restricted cash                                                                           --                  2,064
      Purchases of property, plant and equipment                                              (110)                  (518)
      Proceeds from the sale of property, plant and equipment                                   85                    488
      Proceeds from sales of available-for-sale investments                                 50,425                 64,075
      Purchases of available-for-sale investments                                          (45,150)               (63,200)
                                                                                          --------               --------
      Net cash provided by investing activities                                              5,250                  2,909
                                                                                          --------               --------
Cash flows from financing activities:
      Net proceeds from issuance of common stock                                                --                    342
      Borrowings under short-term financing facilities, net                                  2,897                  2,166
                                                                                          --------               --------
      Net cash provided by financing activities                                              2,897                  2,508
                                                                                          --------               --------
      Net (decrease) increase in cash and cash equivalents                                  (1,092)                 2,232

Cash and cash equivalents at beginning of period                                             3,853                  6,795
                                                                                          --------               --------
Cash and cash equivalents at end of period                                                $  2,761               $  9,027
                                                                                          ========               ========

See accompanying notes to condensed consolidated financial statements.

                      CONCORD CAMERA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 29, 2008
                                   (Unaudited)

Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 29, 2008 ("Third Quarter Fiscal 2008") and the nine months ended March 29, 2008 ("Fiscal 2008 YTD") are not necessarily indicative of the results that may be expected for the fiscal year ending June 28, 2008 ("Fiscal 2008"). For comparative purposes, the quarter ended March 31, 2007, has been defined as the ("Third Quarter Fiscal 2007") and the nine months ended March 31, 2007 has been defined as ("Fiscal 2007 YTD"). The balance sheet at June 30, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Concord Camera Corp., a New Jersey corporation, and its consolidated subsidiaries (collectively referred to as the "Company") manage their business on the basis of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on September 27, 2007 for the fiscal year ended June 30, 2007 ("Fiscal 2007").

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

Note 2 - Significant Customers:

During the Third Quarter Fiscal 2008, the Company's sales to Walgreen Co. ("Walgreens") and sales to Wal-Mart Stores, Inc. ("Wal-Mart") decreased as compared to the Third Quarter Fiscal 2007. During Fiscal 2008 YTD, the Company's sales to Walgreens and Wal-Mart decreased as compared to Fiscal 2007 YTD. The Third Quarter Fiscal 2008 decrease in sales to Walgreens and Wal-Mart was primarily attributable to a decrease in sales of single-use cameras and, to a lesser extent, a decrease in sales of traditional film cameras. The Fiscal 2008 YTD decrease in sales to Walgreens and Wal-Mart was primarily attributable to a decrease in sales of single-use cameras and, to a lesser extent, a decrease in sales of traditional film cameras and a decrease in the average selling price per camera. The loss of either of these significant customers or any other large customer or substantially reduced sales to either of these significant customers or any other large customer could have a material adverse effect on the Company's results of operations.

The following table illustrates each significant customer's net sales as a percentage of consolidated net sales during the Third Quarter Fiscal 2008, the Third Quarter Fiscal 2007, Fiscal 2008 YTD and Fiscal 2007 YTD.

                                    Percent of Net Sales
              ------------------------------------------------------------------
                   For the quarter ended          For the nine months ended
              -------------------------------   --------------------------------
              March 29, 2008   March 31, 2007   March 29, 2008    March 31, 2007
              --------------   --------------   --------------    --------------
Wal-Mart           32.2%            31.2%            36.2%            35.5%
Walgreens          14.4%            21.8%            16.0%            25.9%
                   ----             ----             ----             ----
Total              46.6%            53.0%            52.2%            61.4%
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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant of the Company's estimates include, but are not limited to, provisions for sales returns and allowances, provision for bad debts, inventory valuation charges, realizability of long-lived and other assets, realizability of deferred income tax assets, valuation of investments and accounting for litigation and settlements, among other things.

Foreign Currency Transactions

The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, European Euro, British Pound Sterling, PRC Renminbi, Hong Kong Dollar and Japanese Yen. Although certain net sales to customers and purchases of certain components and services are transacted in local currencies, each of the Company's foreign subsidiaries purchases substantially all of its finished goods inventories in U.S. Dollars. Accordingly, the Company has determined that the U.S. Dollar is the functional currency for all of its subsidiaries. The accounting records for subsidiaries that are maintained in a local currency are remeasured into the U.S. Dollar. Accordingly, most non-monetary balance sheet items and related statement of operations accounts are remeasured from the applicable local currency to the U.S. Dollar using average historical exchange rates, producing substantially the same result as if the entity's accounting records had been maintained in the U.S. Dollar. Adjustments resulting from the remeasurement process are recorded into earnings. Gains or losses resulting from foreign currency transactions and remeasurement are included in "Other income, net" in the accompanying condensed consolidated statements of operations. For the Third Quarter Fiscal 2008 and the Third Quarter Fiscal 2007, included in "Other income, net" in the accompanying condensed consolidated statements of operations are approximately $0.1 million and $34,000, respectively, of net foreign currency losses. For the Fiscal 2008 YTD and Fiscal 2007 YTD, included in "Other income, net" in the accompanying condensed consolidated statements of operations are approximately $0.3 million and $0.1 million, respectively, of net foreign currency losses.

Hedging Activities

During the Third Quarter Fiscal 2008 and the Third Quarter Fiscal 2007, the Company had no forward exchange contracts or other derivatives outstanding and did not participate in any other type of hedging activities.

Restricted Cash

As of March 29, 2008 and June 30, 2007, the Company had cash deposits pledged as security in the amount of approximately $6.2 million for letters of credits and borrowings under its revolving demand financing facilities. The restricted cash amount is classified as a current asset in the condensed consolidated balance sheets since the borrowings it secures are classified as a current liability. See Note 7 - Short-Term Borrowings and Financing Facilities.

Investments

At March 29, 2008, the Company classified certain of its auction rate securities as non-current in the Company's condensed consolidated balance sheet because of the current liquidity issues in the auction rate securities market. As of March 29, 2008, the Company had $25.2 million invested in certain auction rate securities, of which $24.4 million have been classified as "Long-term investments" and $0.8 million have been classified as "Short-term investments" on the Company's condensed consolidated balance sheet and considered available-for-sale. At June 30, 2007, the Company's "Short-term investments," as classified in the accompanying condensed consolidated balance sheets, consisted of auction rate debt securities and were considered available-for-sale securities.

The Company's portfolio of auction rate securities are AAA rated, long-term debt obligations secured by student loans, with approximately 100% of such collateral being guaranteed by the U.S. Government under the Federal Family Education Loan Program. Liquidity for these securities has been provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28-35 days. In the past, the auction process allowed investors to obtain immediate liquidity, if needed, by selling the securities at face value. Current disruptions in the credit markets have adversely affected the auction market for these types of securities. The Company has recently experienced failed auctions for certain of its auction rate securities that have gone to auction resulting in the Company's inability to sell those securities. The auction rate securities continue to pay interest at default interest rates which are generally higher than the current market rate and there has been no change in the ratings of these securities to date. However, in certain instances the interest rate for some of the Company's auction rate securities may reset to a zero percent interest rate due to a feature of the relevant formula for determining the interest rate. To date, only a small percentage of the auction rate securities have reset to a zero percent interest rate. These securities may reset to a higher interest rate in the future. In the event that a greater percentage of the Company's auction rate securities reset to a zero percent interest rate and do not subsequently reset to a higher interest rate, it could have a material adverse effect on the Company's financial condition and results of operations.

It is possible that the potential lack of liquidity in the Company's auction rate security investments could adversely affect the Company's liquidity and its ability to fund its operations. The Company cannot predict whether future auctions for its auction rate securities will be successful. The Company continues to seek alternatives for reducing its exposure to the auction rate market, but may not be able to identify any such alternative. Although the Company currently has sufficient working capital to finance its operations in the near term, if the Company's working capital is insufficient in the future and the Company is not able to monetize some or all of its auction rate securities at that time, it could have a material adverse effect on the Company's ability to finance its future ongoing operations.

Effective April 17, 2008, the Company entered into an Express Creditline Loan Agreement (the "Loan Agreement") with Citigroup Global Markets, Inc. ("Citigroup") for a $9 million secured revolving credit line (the "Citigroup Facility") to be used by the Company to finance business operations and general working capital. In addition to the $9 million credit line for advances, the Citigroup Facility provides for the accrual of up to $1 million of interest, resulting in an aggregate credit limit of $10 million (the "Loan Limit") under the Citigroup Facility. The Citigroup Facility is secured by a first priority lien and security interest in approximately $20 million of the Company's auction rate securities that have experienced failed auctions (the "Collateral"). Citigroup may, in its sole discretion and without cause, demand full or partial payment of any outstanding balance under the Citigroup Facility or reduce the Loan Limit at any time.

Although the establishment of Citigroup Facility may mitigate the risk that the Company might not have sufficient liquidity to fund its operations in the near term, in the event that the Company were to utilize all or a portion of the Citigroup Facility and Citigroup was to demand repayment at a time when the Company did not otherwise have sufficient borrowing capacity or liquid assets that would enable the Company to repay the Citigroup Facility in full, Citigroup would be entitled to foreclose on the Company's pledged auction rate securities. This could result in the Company's auction rate securities being sold at a significant discount to their carrying value and a significant reduction in the net realizable value of such securities and could have a material adverse effect on the Company's liquidity ability to fund its operations, results of operations and financial condition.

During the Third Quarter Fiscal 2008 and the Third Quarter Fiscal 2007, no other comprehensive income or loss was recorded because the variable interest rate feature and the carrying value of the Company's auction rate debt securities approximated the market value of the securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, if incurred, reported as a component of accumulated other comprehensive loss in the stockholders' equity section or recorded as an expense if the loss is other than temporary. The current market for the auction rate securities held by the Company is uncertain and the Company will continue to monitor and evaluate the market for these securities to determine if impairment of the carrying value of the securities has occurred. The Company reviews its investments for impairments in accordance with Financial Accounting Standard Board ("FASB"), FASB Staff Position ("FSP"), Statement of Financial Accounting Standards ("SFAS") 115-1 and 124-1, The Meaning of Other-Than-Temporary Investment and Its Application to Certain Investments, to determine when an investment is considered impaired, whether that impairment is other than temporary and the measurement of the loss. As of March 29, 2008, the Company believes the value of its auction rate securities has not been impaired. If any of the issuers of the auction rate securities are unable to successfully close future auctions and/or their credit ratings deteriorate and if the market values of the Company's auction rate securities permanently decline, the Company may be required to record an impairment charge on these investments. If the Company is required to record an impairment charge on these investments, it could have a material adverse effect on the Company's financial condition.

Realized gains and losses, interest and dividends are classified as investment income in "Other income, net" in the accompanying condensed consolidated statements of operations. Investment income of $0.4 million related to long-term and short-term investments and $0.5 million related to short-term investments are included in "Other income, net" for the Third Quarter Fiscal 2008 and the Third Quarter Fiscal 2007, respectively. Investment income of $1.4 million related to the long-term and short-term investments and $1.4 million related to short-term investments are included in "Other income, net" for Fiscal 2008 YTD and Fiscal 2007 YTD, respectively.

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

Impairment of Long-Lived and Other Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company continually evaluates whether events and circumstances have occurred that provide indications of impairment. The Company records an impairment loss when indications of impairment are present and when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The Company performs an impairment test by summarizing the undiscounted cash flows expected to result from the use and eventual sale of its long-lived assets. If the sum of the undiscounted cash flows exceeds the carrying values of these assets, then the Company concludes these carrying values are recoverable. As of March 29, 2008, the sum of the Company's undiscounted forecasted cash flows exceeded the carrying value of its long-lived assets.

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

Share-Based Compensation

Effective July 3, 2005, the Company began accounting for its employee and director stock option plans in accordance with the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R revised SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"). The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payments using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations based upon the grant-date fair value of those instruments. During the Third Quarter Fiscal 2008 and the Third Quarter Fiscal 2007, the Company recorded approximately $1,000 and $10,000, respectively, of share-based compensation expense. During Fiscal 2008 YTD and Fiscal 2007 YTD, the Company recorded approximately $7,000 and $53,000, respectively, of share-based compensation expense. The Company considers all of its share-based compensation expense as a component of general and administrative expenses. In addition, no amount of share-based compensation expense was capitalized as part of capital expenditures or inventory for the periods presented.

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

As a result of the implementation of FIN 48, the Company recorded a $0.1 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase in the July 1, 2007 accumulated deficit balance. The Company had unrecognized tax benefits of $1.0 million and $0.1 million as of July 1, 2007 and March 29, 2008, respectively. The reduction in unrecognized tax benefits favorably affected the Company's effective tax rate as of March 29, 2008. During the Second Quarter of Fiscal 2008, the settlement of the German tax audit reduced the unrecognized tax benefits by $0.9 million including approximately $0.1 million related to income taxes, inclusive of interest and approximately $0.8 million related to a reduction for tax positions of prior years.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its provision for income taxes. The Company accrued approximately $25,000 for interest and penalties at July 1, 2007. Subsequent changes to accrued interest and penalties through March 29, 2008 have not been significant.

The Company files U.S. Federal income tax returns as well as income tax returns in various states and foreign jurisdictions. At the beginning of Fiscal 2008, the Company was subject to examination by the Internal Revenue Service ("IRS") for fiscal years 2005 through 2006, by the German Taxing Authorities for fiscal years 2000 through 2005 and by taxing authorities in various state and other foreign jurisdictions for fiscal years 2003 through 2007, with few exceptions. During the Second Quarter Fiscal 2008, the Company and the German Tax Authorities settled the net liabilities resulting from an audit of the Company's German subsidiary for fiscal years 2000 through 2005 of approximately 131,000 euros related to value added taxes and approximately 88,000 euros related to income taxes, inclusive of interest. The Company accrued a liability of approximately 92,000 euros related to value added taxes in the condensed consolidated balance sheet as of September 29, 2007 and recorded the remaining 39,000 euros in the Second Quarter of Fiscal 2008. See Note 12 - Subsequent Events related to the U.S. Federal income tax examination.

The Company periodically evaluates the realizability of its deferred income tax assets. In the Third Quarter Fiscal 2008 and the quarter ended June 30, 2007 ("Fourth Quarter Fiscal 2007"), based upon all the available evidence, the Company determined that it was not more likely than not that its deferred income tax assets will be fully realized. Accordingly, the Company has a valuation allowance recorded for the entire balance of its deferred income tax assets as of March 29, 2008 and June 30, 2007.

The Company estimates its interim effective tax rate before consideration of a deferred income tax valuation allowance based upon its projected consolidated annual effective income tax rate. This rate is largely a function of the annual projected amounts of pre-tax income or loss attributed to both domestic and foreign operations, the application of their respective statutory tax rates and the anticipated utilization of available net operating loss carryforwards to reduce taxable income. During the Third Quarter Fiscal 2008 and the Third Quarter Fiscal 2007, the Company recorded a (benefit) for income taxes of approximately $(6,000) and $(1,000), respectively. During Fiscal 2008 YTD and Fiscal 2007 YTD, the Company recorded a (benefit) provision for income taxes of approximately $(792,000) and $34,000, respectively. The Fiscal 2008 YTD income tax benefits include a $(774,000) income tax benefit related to our settlement with the German Tax Authorities of the net liabilities resulting from an audit of our German subsidiary for fiscal years 2000 through 2005 and a net reduction in United States state income tax liabilities. The Third Quarter Fiscal 2007 and Fiscal 2007 YTD income tax provisions relate to income tax liabilities incurred by certain of the Company's foreign subsidiaries. These foreign subsidiaries do not have net operating losses to offset such income tax liabilities.

Comprehensive Loss

Comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130"), includes net loss adjusted for certain revenues, expenses, gains and losses that are excluded from net loss under accounting principles generally accepted in the United States of America. Unrealized gains and losses related to the Company's available-for-sale investments are excluded from net loss. During the Third Quarter Fiscal 2008 and Fiscal 2008 YTD, the Company's comprehensive loss was $(3.1) million and $(7.1) million, respectively. During the Third Quarter Fiscal 2007 and Fiscal 2007 YTD, the Company's comprehensive loss was $(3.4) million and $(8.5) million, respectively. In each period, the comprehensive loss was the same as the net loss for the period because the Company did not have any items of other comprehensive loss.

Loss per Share

Basic and diluted loss per share are calculated in accordance with SFAS No. 128, Earnings per Share ("SFAS No. 128"). All applicable loss per share amounts have been presented in conformity with SFAS No. 128 requirements. During the Third Quarter Fiscal 2008 and the Third Quarter Fiscal 2007, the Company issued no shares of Common Stock on the exercise of stock options. During Fiscal 2008 YTD and Fiscal 2007 YTD, the Company issued no shares and 75,532 shares, respectively, of Common Stock on the exercise of stock options. In the Third Quarter Fiscal 2008 and the Third Quarter Fiscal 2007, potentially dilutive securities were comprised of stock options to purchase 238 and 313 shares of Common Stock, respectively, that were not included in the calculation of diluted loss per share because their impact was antidilutive. In Fiscal 2008 YTD and Fiscal 2007 YTD, potentially dilutive securities were comprised of stock options to purchase 90 and zero shares of Common Stock, respectively, that were not included in the calculation of diluted loss per share because their impact was antidilutive. In the Third Quarter Fiscal 2007 and Fiscal 2007 YTD, the weighted average effect of 66,202 shares for which delivery had been deferred under the Company's Deferred Delivery Plan was included in the denominator of both basic and diluted loss per share calculations. The 66,202 deferred shares were delivered on July 2, 2007 and included in the total shares outstanding during the Third Quarter Fiscal 2008 and Fiscal 2008 YTD. See Note 1 - Basis of Presentation, Reverse Split of Common Stock and Note 8 - Deferred Share Arrangement.

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

In May 2007, the FASB issued FASB Staff Position ("FSP") No. FIN 48-1, Definition of Settlement in FASB Interpretation No.48 ("FSP No. FIN 48-1"), which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FSP No. FIN 48-1 must be applied upon the initial adoption of "FIN 48" (as defined below). The adoption of FSP No. FIN 48-1 did not have a material impact on the Company's condensed consolidated financial statements.

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

Note 5 - Supplemental Cash Flow Information:

Non-cash Investing Activities:
(amounts in thousands)

Deferred Share Arrangement                    Fiscal 2008 YTD    Fiscal 2007 YTD
                                              ---------------    ---------------
Deferred share arrangement
  obligation to participant                        $(413)             $(211)
Common stock received and held in trust              413                211
                                                   -----              -----
                                                   $  --              $  --
                                                   =====              =====

See Note 8 - Deferred Share Arrangement for a description of the deferred share arrangement transactions in Fiscal 2008 YTD.

Note 6 - Inventories:

Inventories consist of the following:
(amounts in thousands)

                                                 March 29,         June 30,
                                                   2008              2007
                                                 --------          --------
Raw materials, components, and                    $ 7,093           $ 5,431
  work-in-process
Finished goods                                      7,318            10,375
                                                  -------           -------
Total inventories                                 $14,411           $15,806
                                                  =======           =======

During the Third Quarter Fiscal 2008 and the Third Quarter Fiscal 2007, the Company recorded inventory related pre-tax charges of $0.3 million and $0, respectively, to reduce the carrying value of certain finished goods resulting from price declines to their estimated net realizable value at March 29, 2008 and March 31, 2007, respectively. For the Third Quarter Fiscal 2008 and Third Quarter Fiscal 2007, the inventory related pre-tax charges had the effect of decreasing inventories by $0.3 million and $0, respectively, and increasing cost of products sold by $0.3 million and $0, respectively. For Fiscal 2008 YTD and Fiscal 2007 YTD, the inventory pre-tax charges had the effect of decreasing inventories by approximately $0.3 million, for each period, and increasing cost of products sold by $0.3 million, for each period.

Note 7 - Short-Term Borrowings and Financing Facilities:

Concord Camera HK Limited ("CCHK"), the Company's Hong Kong subsidiary, has certain demand financing facilities with The Hongkong and Shanghai Banking Corporation ("HSBC"), Dah Sing Bank, Limited ("Dah Sing") and the Shanghai Commercial Bank Ltd ("SCB"). These financing facilities provide CCHK with an aggregate borrowing capacity of approximately US$7.3 million. As security for the financing facilities, among other things, (i) the Company provided a corporate guarantee to SCB of approximately US$1.1 million; (ii) CCHK provided to HSBC and Dah Sing pledged deposits in the amount of approximately $5.2 million and $1.0 million, respectively; and (iii) CCHK executed a mortgage in favor of SCB on the Hong Kong office property owned by CCHK. The HSBC financing facility is subject to review by HSBC by June 15, 2008 and the Dah Sing financing facility expires on June 30, 2008. The SCB financing facility has no stated expiration date. At March 29, 2008, the outstanding indebtedness under the above financing facilities were as follows: HSBC - $1.7 million; Dah Sing - $0.3 million and SCB - $0.

On November 21, 2007, CCHK accepted a proposal from Dah Sing to renew the existing financing facility through June 30, 2008 and to reduce such financing facility by approximately US$1.3 million from approximately US$2.3 million to US$ 1.0 million.

Concord Keystone Sales Corp. ("Keystone"), the Company's United States wholly-owned subsidiary, has a demand financing facility with The CIT Group/Commercial Services, Inc. ("CIT") for a $15 million secured revolving line of credit (the "CIT Facility"), which includes a letter of credit ("L/C") sub-line of $10 million. The CIT Facility is secured by a first priority lien in CIT's favor on, among other things, Keystone's accounts receivable, other payment rights and inventory.

The borrowing base under the CIT Facility consists of (i) 90% of the eligible accounts receivable plus (ii) the lesser of (a) 60% of the sum of the eligible inventory and the eligible in-transit inventory or (b) 90% of the eligible accounts receivable, minus (iii) the amount of the availability reserves. All loans, advances and extensions of credit will be made at CIT's discretion. Interest on the CIT Facility is payable monthly in arrears at the prime rate announced by JP Morgan Chase Bank plus 0.25% per annum, or in Keystone's discretion, at the one-month London Interbank Offered Rate (LIBOR) plus 2.25% per annum. The initial term of the CIT Facility expires on October 16, 2008, with annual renewals thereafter, unless terminated by either party upon 30 days' written notice before the expiration of the initial term or any renewal term. In addition, Keystone may terminate the Agreement at any time upon 30 days' written notice to CIT.

Upon the occurrence of certain events of default, including the Company ceasing to own and control 100% of Keystone's voting shares, CIT's obligation under the Agreement to make revolving loans and assist Keystone with opening L/Cs shall cease and CIT may declare all obligations immediately due and payable (including principal and accrued but unpaid interest on all then outstanding obligations). On March 4, 2008, Keystone received notice from CIT that an event of default existed under the CIT Facility as a result of Keystone's failure to provide CIT with the Company's financial information for the Second Quarter Fiscal 2008. As previously reported, the Company delayed the filing of its Quarterly Report on Form 10-Q for the Second Quarter Fiscal 2008. The Company subsequently filed its Quarterly Report on Form 10-Q for the Second Quarter Fiscal 2008 on March 31, 2008. As a result of this event of default, CIT notified Keystone that it would increase the availability reserve under the CIT Facility, thereby decreasing the borrowing base, by $500,000. CIT has not exercised its right to accelerate Keystone's obligation to repay the CIT Facility and CIT continues to make loans to Keystone under the CIT Facility.

In the event Keystone was to utilize all or a portion of the CIT Facility and CIT was to demand repayment at a time when the Company did not otherwise have sufficient borrowing capacity or liquid assets that would enable Keystone to repay the CIT Facility in full, CIT would be entitled to foreclose on Keystone's pledged inventory. This could result in Keystone's inventory being sold at a significant discount to its carrying value and could have a material adverse effect on the Company's liquidity, ability to fund its operations, results of operations and financial condition.

At March 29, 2008 and June 30, 2007, the Company had $5.7 million and $2.8 million, respectively, in short-term borrowings outstanding under the financing facilities described above. The weighted average borrowing rates on the short-term borrowings as of March 29, 2008 and June 30, 2007, were 6.75% and 6.85%, respectively.

Note 8 - Deferred Share Arrangement:

The Company's Deferred Delivery Plan allows designated executive officers to elect, subject to the approval of the Compensation and Stock Option Committee of the Company's Board of Directors, to defer the gains on certain stock option exercises by deferring delivery of the "profit" shares to be received upon exercise.

On July 2, 2007, the Chairman took delivery of the 66,202 shares held in trust upon expiration of the extended deferral period, reducing the deferred share arrangement balance in stockholders' equity by $412,825. As of March 29, 2008, there were no deferred shares held in trust by the Company. See Note 1 - Basis of Presentation, Reverse Split of Common Stock and Note 5 - Supplemental Cash Flow Information.

Note 9 - Commitments and Contingencies:

License and Royalty Agreements

On May 10, 2004, the Company entered into a twenty-year, worldwide trademark license agreement with Jenoptik AG for the exclusive use of the JENOPTIK brand name and trademark on non-professional consumer imaging products including, but not limited to, digital, single-use and traditional cameras, and other imaging products and related accessories. The license agreement provides for a royalty of one-half of one percent (0.5%) of net sales of non-professional consumer imaging products bearing the JENOPTIK brand name for the first ten (10) years of the license and a royalty of six-tenths of one percent (0.6%) for the second ten (10) years of the license. There are no minimum guaranteed royalty payments. On March 18, 2008, the Company received notice from Jenoptik of their intention to cancel the license agreement due to the Company's alleged default under the license agreement. The Company believes that Jenoptik's claim of default is without merit and has responded to Jenoptik that it will oppose the cancellation of the license agreement sought by Jenoptik. The cancellation of the license agreement would not have a material adverse effect on the Company's results of operations and its financial condition.

Effective January 1, 2001, the Company entered into a twenty-year license agreement with Fuji Photo Film Ltd. ("Fuji"). Under the license agreement, Fuji granted the Company a worldwide non-exclusive license (excluding Japan until January 1, 2005) to use certain of Fuji's patents and patent applications related to single-use cameras. The license extends until the later of the expiration of the last of the licensed Fuji patents or February 26, 2021. In consideration of the license, the Company agreed to pay a license fee and certain royalty payments to Fuji. Accordingly, a significant portion of the balance for patents, trademarks and licenses, net in "Other assets" in the accompanying condensed consolidated balance sheets at March 29, 2008 and June 30, 2007, was an asset associated with the Fuji license. The Company also recorded as a liability a corresponding amount that was included in licensing related obligations in "Other liabilities" in the accompanying consolidated balance sheets at March 29, 2008 and June 30, 2007, which was equal to the present value of future license fee payments. The Company amortizes these assets based upon quantities of units produced.

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

Additionally, the Company has other license and royalty agreements that require the payment of royalties based on the manufacture and/or sale of certain products. Its license and royalty agreements expire at various dates through Fiscal 2024. Total amortization and royalty expense for all licensing and royalty agreements for the Third Quarter Fiscal 2008 and the Third Quarter Fiscal 2007, was $0.9 million and $1.3 million, respectively. Total amortization and royalty expense for all licensing and royalty agreements for Fiscal 2008 YTD and Fiscal 2007 YTD, was $3.7 million and $4.9 million, respectively.

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

Based on the Company's initial assessment of these claims, infringement of one or more patents is probable if the patents are valid. Based upon the licensing discussions to date, the Company preliminarily estimates the potential royalties due to these two claimants for digital camera sales through March 29, 2008 to be between $0 and approximately $6.7 million in the aggregate. The actual royalty amounts, if any, for past and future sales are dependent upon the outcome of the negotiations. The Company has notified certain of its suppliers of its right to be indemnified by the suppliers if it is required to pay royalties or damages to either claimant. The Company is unable to reasonably estimate the amount of the potential loss, if any, within the range of estimates relating to these claims. Accordingly, the Company has not accrued any amounts related to these claims as of March 29, 2008.

Purchase Commitments

At March 29, 2008, the Company had $3.7 million in non-cancelable purchase commitments relating to the procurement of raw materials, components and finished goods inventory from various suppliers. In the aggregate, such commitments are not at prices in excess of current market values and typically do not exceed one year.

Note 10 - Litigation and Settlements:

In September 2004, a class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be holders of the Company's Common Stock. In August 2005, an amended consolidated complaint (the "Amended Complaint") was filed adding a former officer of the Company as a defendant. The lead plaintiff under the Amended Complaint seeks to act as a representative of a class consisting of all persons who purchased the Company's Common Stock during the period from August 14, 2003 through August 31, 2004, inclusive. On March 23, 2007, the court granted the plaintiff's motion for class certification and certified as plaintiffs all persons who purchased the Common Stock between August 14, 2003 and August 31, 2004, inclusive, and who were allegedly damaged thereby (the period August 14, 2003 through August 31, 2004 hereinafter referred to as the "Class Period"). The allegations in the Amended Complaint are centered around claims that the Company failed to disclose, in periodic reports it filed with the SEC and in press releases it made to the public during the Class Period regarding its operations and financial results, (i) the full extent of the Company's excess, obsolete and otherwise impaired inventory; (ii) the departure from the Company of the aforementioned former officer defendant until several months after his departure; and (iii) that Eastman Kodak Company ("Kodak") had notified the Company that it would stop purchasing cameras from the Company under its two design and manufacturing services ("DMS") contracts with the Company due to the Company's alleged infringement of Kodak's patents. The Amended Complaint also alleged that the Company improperly recognized revenue contrary to generally accepted accounting principles due to an alleged inability to reasonably estimate digital camera returns. The Amended Complaint claimed that such failures artificially inflated the price of the Common Stock. The Amended Complaint sought unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The Company has reached an agreement with the plaintiffs on the settlement of this lawsuit and, on November 15, 2007, a Stipulation and Agreement of Settlement was filed with the court. The settlement is subject to approval by the class shareholders and the court. On April 11, 2008, the court issued an order preliminarily approving the proposed settlement set forth in the Stipulation and Agreement of Settlement and scheduling a hearing for June 16, 2008 to consider the final approval of the proposed settlement. The Company has sought coverage from its insurance carrier for this lawsuit under its directors' and officers' liability insurance policy and the insurance carrier is defending the action under a reservation of rights. The agreed upon pending settlement amount is within the policy limits and the insurance carrier has agreed to pay such amount. Although the Company believes the settlement will be consummated and approved by the court, the Company cannot guarantee this result and if the lawsuit continues and is adversely determined, the Company's ultimate liability, which could be material, cannot be ascertained. In a letter dated November 19, 2004, the Company was advised by the staff of the SEC that it is conducting an investigation related to the matters described above. The Company has provided the requested information to the staff of the SEC and has not received any further communication from the SEC with respect to its request since the Company last responded in May 2005.

On November 16, 2004, a shareholder derivative suit was filed against certain of the Company's current and former officers and directors, and the Company as a nominal defendant, in the United States District Court for the District of New Jersey by an individual purporting to be a holder of the Company's Common Stock. The complaint alleged that the individual defendants breached their duties of loyalty and good faith by causing the Company to misrepresent its financial results and prospects, resulting in the class action complaint described in the immediately preceding paragraph. The complaint sought unspecified damages, repayment of salaries and other remuneration from the individual defendants, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. In March 2005, the court granted a motion by the individual defendants and the Company to transfer the action to the United States District Court for the Southern District of Florida where the related class action suit is currently pending. In May 2005, the court consolidated this case with the related class action suit for discovery purposes only. The Company has reached an agreement in principle with the plaintiffs on the settlement of this lawsuit and, on March 7, 2008, a Stipulation and Agreement of Settlement was filed with the court. The settlement is subject to the approval by the court. The Company has sought coverage from its insurance carrier for this lawsuit under its directors' and officers' liability insurance policy, and the insurance carrier is defending the action under a reservation of rights. The agreed upon pending settlement amount is within the policy limits and the insurance carrier has agreed to pay such amount. Although the Company believes the settlement will be consummated and approved by the court, the Company cannot guarantee this result and if the lawsuit continues and is adversely determined, the ultimate effect on the Company, which could be material, cannot be ascertained.

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

Note 11 -- Other Charges:

Cost-Reduction Initiatives

The Company continues to evaluate its cost structure and implement cost-reduction initiatives as appropriate. During Fiscal 2008 YTD, cost-reduction initiatives included among other things, the elimination of certain employee positions. As a result, during the Third Quarter Fiscal 2008 and Fiscal 2008 YTD, the Company recorded total charges of $0.3 million and $0.5 million, respectively, related to severance costs for the elimination of certain employee positions.

During the quarter ended September 29, 2007 ("First Quarter Fiscal 2008"), the Company recorded a $60,000 reduction in a liability related to severance costs accrued for the elimination of certain employee positions.

Table I - Other Charges Liability reconciles the beginning and ending balances of the other charges liability.

(in thousands)
Other Charges Liability
                                            Severance     Retention       Total
                                            ---------     ---------       -----
Balance as of June 30, 2007                   $ 236          $ 9          $ 245
Charges                                         550           --            550
Reversal                                        (60)          --            (60)
Payments                                       (441)          (9)          (450)
                                              -----          ---          -----
Balance as of
March 29, 2008                                $ 285          $--          $ 285
                                              =====          ===          =====

Table II - Other Charges presents the related expenses and their classification in the consolidated statements of operations.

(in thousands)
Other Charges                        Severance   Retention    Leases     Total
                                     ---------   ---------    ------     -----
Third Quarter Fiscal 2008
Cost of products sold                  $  179     $   --      $   --     $  179
Selling expense                           108         --          --        108
General and administrative expense         51         --          --         51
                                       ------     ------      ------     ------
Total                                  $  338     $   --      $   --     $  338
                                       ======     ======      ======     ======

Fiscal 2008 YTD
Cost of products sold                  $  391     $   --      $   --     $  391
Selling expense                            48         --          --         48
General and administrative expense         51         --          --         51
                                       ------     ------      ------     ------
Total                                  $  490     $   --      $   --     $  490
                                       ======     ======      ======     ======

Third Quarter Fiscal 2007
Cost of products sold                  $   32     $   --      $   --     $   32
Selling expense                            23         --          --         23
General and administrative                  1         --          --          1
                                       ------     ------      ------     ------
Total                                  $   56     $   --      $   --     $   56
                                       ======     ======      ======     ======

Fiscal 2007 YTD
Cost of products sold                  $  341     $   --      $   --     $  341
Selling expense                           302         (7)         16        311
General and administrative expense         75                      9         84
                                       ------     ------      ------     ------
Total                                  $  718     $   (7)     $   25     $  736
                                       ======     ======      ======     ======

As a result of the cost-reduction initiatives implemented in Fiscal 2008, the Company expects to make cash payments totaling approximately $0.3 million during the remainder of Fiscal 2008 related to severance costs.

Note 12 - Subsequent Events:

NASDAQ Delisting Notification: On April 1, 2008, the Company received a notice from the NASDAQ Stock Market ("NASDAQ") indicating that the Company's filing delinquency resulting from the Company's delay in filing its Quarterly Report on Form 10-Q for the Second Quarter Fiscal 2008 had been cured and therefore, the Company's securities would remain listed on the NASDAQ Global Market. The Company was previously notified by NASDAQ that the Company's securities were subject to delisting due to the Company's failure to file its Quarterly Report on Form 10-Q for the Second Quarter Fiscal 2008. On March 31, 2008, the Company filed its Quarterly Report on Form 10-Q for the Second Quarter Fiscal 2008 with the SEC and NASDAQ, thereby regaining compliance with all requirements for continued listing on the NASDAQ Global Market.

Effective April 17, 2008, the Company entered into an Express Creditline Loan Agreement (the "Loan Agreement") with Citigroup Global Markets, Inc. ("Citigroup") for a $9 million secured revolving credit line (the "Citigroup Facility"). Advances under the Citigroup Facility may only be used by the Company to finance business operations and general working capital and cannot be used to purchase, carry or trade in securities, or reduce or retire indebtedness incurred to purchase, carry or trade in securities. In addition to the $9 million credit line for advances, the Citigroup Facility provides for the accrual of up to $1 million of interest, resulting in an aggregate credit limit of $10 million (the "Loan Limit") under the Citigroup Facility. The Citigroup Facility is secured by a first priority lien and security interest in approximately $20 million of the Company's auction rate securities that have experienced failed auctions (the "Collateral"). On March 5, 2008, the Company announced that it had experienced several failed auctions for the portion of its auction rate securities portfolio that had then recently gone to auction, resulting in the Company's inability to sell these securities.

Under the terms of the Loan Agreement, interest on amounts outstanding under the Citigroup Facility is payable monthly at the Open Federal Funds rate plus 1.50% per annum from April 17, 2008 through August 20, 2008. In order to maintain its eligibility for this interest rate, the Company must continue to attempt to sell the Collateral at future auctions. After August 20, 2008, the interest rate is subject to review by Citigroup. Citigroup may, in its sole discretion and without cause, demand full or partial payment of any outstanding balance under the Citigroup Facility or reduce the Loan Limit at any time. The Loan Agreement may be terminated by either party upon thirty calendar days prior written notice to the other party.

On May 7, 2008, the Company received notice from the IRS regarding the results of their U.S. Federal income tax examination for fiscal years 2005 through 2006. The examination resulted in no U.S. Federal income tax liability and an approximate $1.5 million reduction in the Company's U. S. Federal net operating loss carryforward.

A committee (the "Special Committee") of the Board of Directors (the "Board") of the Company was established to explore strategic alternatives for the Company. Due to the recent failed auctions of the Company's auction rate securities and the liquidity constraints resulting therefrom, at the present time, the Company may not be able to implement and carry out one of the strategic alternatives remaining available to the Company. Accordingly, the Special Committee has determined to continue its work and to delay making any recommendation to the Board until the Company achieves improved liquidity of its auction rate securities. The Company will continue to operate its business pending the Special Committee's recommendation. The current liquidity constraints of the Company's auction rate securities and the resultant inability of the Company at the present time to implement and carry out one of the strategic alternatives remaining available to the Company may have a material adverse effect on shareholder value due to the continued decline in net sales from the Company's business operations. As a result, the Company will continue to evaluate and implement cost reductions, including, without limitation, changes to the Company's corporate structure. The implementation of certain of the foregoing strategic alternatives may result in the net realizable value of certain of the Company's assets being less than the current carrying value of such assets.

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

Recent Events

A committee (the "Special Committee") of the Board of Directors (the "Board") of our company was established to explore strategic alternatives for us. Due to the recent failed auctions of our auction rate securities and the liquidity constraints resulting therefrom, at the present time, we may not be able to implement and carry out one of the strategic alternatives remaining available to us. Accordingly, the Special Committee has determined to continue its work and to delay making any recommendation to the Board until we achieve improved liquidity of our auction rate securities. We will continue to operate our business pending the Special Committee's recommendation. The current liquidity constraints of our auction rate securities and our resultant inability at the present time to implement and carry out one of the strategic alternatives remaining available to us may have a material adverse effect on shareholder value due to the continued decline in net sales from our business operations. As a result, we will continue to evaluate and implement cost reductions, including, without limitation, changes to our corporate structure. The implementation of certain of the foregoing strategic alternatives may result in the net realizable value of certain of our assets being less than the current carrying value of such assets.

Executive Summary

Quarter-Over-Quarter Results of Operations

Our operating loss for the third quarter of fiscal 2008 was $(3.2) million as compared to an operating loss of $(3.7) million for the third quarter of fiscal 2007.

We experienced a $0.2 million increase in our quarter-over-quarter gross profit. The increase in the quarter-over-quarter gross profit was primarily due to a decrease in the quarter-over-quarter unfavorable manufacturing material, labor and overhead costs variances of approximately $0.2 million.

Our quarter-over-quarter selling expenses decreased by $0.7 million due to a reduction in freight costs of $0.3 million and selling-related employee compensation costs, marketing and advertising costs and royalty costs, each of approximately $0.1 million and a reduction in certain other costs of $0.1 million. Selling-related employee compensation costs decreased as a result of the elimination of certain positions in connection with our cost-reduction initiatives. Our quarter-over-quarter G&A expenses increased by $0.3 million primarily due to an increase in professional fees of $0.6 million incurred in support of our evaluation of cost reduction alternatives and, to a lesser extent, strategic alternatives related to the Special Committee's activities, partially offset by a decrease in G&A-related employee compensation costs of $0.2 million as a result of the elimination of certain positions in connection with our cost-reduction initiatives and a reduction in certain other costs of $0.1 million.

Third Quarter Fiscal 2008 Results of Operations

Although we reduced our operating loss by $0.5 million, or 13.5%, for the third quarter of fiscal 2008, as compared to the third quarter of fiscal 2007, we recorded an operating loss of $3.2 million during the quarter.

Factors contributing to the third quarter fiscal 2008 operating loss were:

      1. Insufficient Net Sales and Related Gross Profit to Fully Absorb Non-Manufacturing Overhead Costs;

      2.    Unfavorable Manufacturing Material, Labor and Overhead Cost
            Variances and

      3. Costs Incurred Related to the Evaluation of Cost Reduction and Strategic Alternatives

1. Insufficient Net Sales and Related Gross Profit to Fully Absorb Non-Manufacturing Overhead Costs

During the third quarter of fiscal 2008, our net sales and related gross profit were not sufficient to fully absorb our non-manufacturing overhead costs. The insufficient net sales and related gross profit contributed approximately $1.7 million to the operating loss.

2.    Unfavorable Manufacturing Material, Labor and Overhead Cost Variances

During the third quarter of fiscal 2008, we experienced unfavorable manufacturing material, labor and overhead cost variances of $0.9 million primarily attributable to a lower than anticipated volume of production during the period and, to a lesser extent, increases in costs of film.

3. Costs Incurred Related to the Evaluation of Cost Reduction and Strategic Alternatives

During the third quarter of fiscal 2008, professional fees incurred in support of our evaluation of cost reduction alternatives and, to a lesser extent, strategic alternatives related to the Special Committee's activities were approximately $0.6 million.

We continue to take action and review our strategies, including and relating to:
(i) acquisition of new single-use and traditional film camera customers, and
(ii) implementation of additional cost reductions related to worldwide overhead costs. We are no longer investing in new business initiatives. There can be no assurances that we will be able to implement any such strategies or that implementing any such strategies will successfully reverse our losses, increase our revenues, decrease our costs or improve our results of operations.

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

In May 2007, the FASB issued FASB Staff Position ("FSP") No. FIN 48-1, Definition of Settlement in FASB Interpretation No.48 ("FSP No. FIN 48-1"), which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FSP No. FIN 48-1 must be applied upon the initial adoption of "FIN 48" (as defined below). The adoption of FSP No. FIN 48-1 did not have a material impact on our condensed consolidated financial statements.

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

Results of Operations

Quarter Ended March 29, 2008 Compared to the Quarter Ended March 31, 2007

Net Sales

Net sales of our products for the third quarter of fiscal 2008 were $12.3 million, a decrease of $4.1 million, or 25.0%, as compared to net sales for the third quarter of fiscal 2007. The decrease in net sales was due to a reduction in sales of single-use and traditional film cameras.

Net sales from our operations in the Americas for the third quarter of fiscal 2008 were $7.9 million, a decrease of $4.1 million, or 34.2%, as compared to the third quarter of fiscal 2007. The decrease in net sales in the Americas was due primarily to a reduction in sales of single-use and, to a lesser extent, traditional film cameras to our significant customers.

Net sales from our operations in Europe for the third quarter of fiscal 2008 were $2.8 million, an increase of $0.2 million, or 7.7%, as compared to the third quarter of fiscal 2007. The increase in net sales in Europe was due primarily to an increase in sales of single-use cameras.

Net sales from our operations in Asia for the third quarter of fiscal 2008 were $1.6 million, a decrease of $0.2 million, or 11.1%, as compared to the third quarter of fiscal 2007. The decrease in net sales in Asia was due to decreased sales of digital cameras and, to a lesser extent, single-use cameras in Japan.

Gross Profit

Gross profit for the third quarter of fiscal 2008 was $1.3 million, or 10.6% of net sales, versus gross profit of $1.1 million, or 6.7% of net sales, in the third quarter of fiscal 2007. The increase in the quarter-over-quarter gross profit was primarily due to a decrease in the quarter-over-quarter unfavorable manufacturing material, labor and overhead costs variances of approximately $0.2 million.

Product engineering, design and development costs for the third quarter of fiscal 2008 and the third quarter of fiscal 2007, in dollars and as a percentage of net sales, were $0.6 million, or 4.9%, and $0.6 million, or 3.7%, respectively.

Operating Expenses

Selling expenses for the third quarter of fiscal 2008 were $1.4 million, or 11.4% of net sales, compared to $2.1 million, or 12.8% of net sales, for the third quarter of fiscal 2007. Our quarter-over-quarter selling expenses decreased by $0.7 million primarily due to a reduction in freight costs of $0.3 million and selling-related employee compensation costs, marketing and advertising costs and royalty costs, each of approximately $0.1 million and a reduction of certain other costs of $0.1 million. Selling-related employee compensation costs decreased as a result of the elimination of certain positions in connection with our cost-reduction initiatives.

G&A expenses for the third quarter of fiscal 2008 were $3.1 million, or 25.2% of net sales, compared to $2.8 million, or 17.1% of net sales, for the third quarter of fiscal 2007. Our quarter-over-quarter G&A expenses increased by $0.3 million primarily due to an increase in professional fees of $0.6 million incurred in support of our evaluation of cost reduction alternatives and, to a lesser extent, strategic alternatives related to the Special Committee's activities, partially offset by a decrease in G&A-related employee compensation costs of $0.2 million as a result of the elimination of certain positions in connection with our cost-reduction initiatives and a reduction in certain other costs of $0.1 million.

Share-Based Compensation

During the third quarter of fiscal 2008 and the third quarter of fiscal 2007, we recorded approximately $1,000 and $10,000, respectively, of share-based compensation expenses. We consider all of our share-based compensation expense as a component of G&A expenses. In addition, no amount of share-based compensation expense was capitalized as part of capital expenditures or inventory for the periods presented.

Interest Expense

Interest expense was approximately $0.1 million for each of the third quarter of fiscal 2008 and the third quarter of fiscal 2007.

Other Income, Net

Other income, net was $0.2 million and $0.4 million for the third quarter of fiscal 2008 and the third quarter of fiscal 2007, respectively. The decrease is attributable to foreign exchange losses of approximately $0.1 million and a decrease in interest income of $0.1 million due to decreases in invested balances. For further discussion, see Note 3 - Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements.

Income Taxes

In the third quarter of fiscal 2008 and the fourth quarter of fiscal 2007, based upon all of the available evidence, management determined that it was not more likely than not that its deferred income tax assets will be fully realized. Accordingly, we recorded a valuation allowance for the entire balance of our deferred income tax assets as of March 29, 2008 and June 30, 2007. During the third quarter of fiscal 2008 and the third quarter of fiscal 2007, we recorded a (benefit) for income taxes of $(6,000) and $(1,000), respectively. The third quarter of fiscal 2008 benefit for income taxes includes a $(8,000) income tax benefit related to a net reduction in United States state income tax liabilities of $8,000. The third quarter of fiscal 2007 income tax provision relates to income tax liabilities incurred by certain of our foreign subsidiaries. These foreign subsidiaries do not have net operating losses to offset such income tax liabilities. For further discussion, see Note 3 - Summary of Significant Accounting Policies - Income Taxes in the Notes to the Condensed Consolidated Financial Statements.

Net Loss

We incurred a net loss of $(3.1) million, or $(0.53) per basic and diluted common share, for the third quarter of fiscal 2008, as compared to a net loss of $(3.4) million, or $(0.57) per basic and diluted common share, for the third quarter of fiscal 2007.

Results of Operations

Fiscal 2008 YTD Compared to Fiscal 2007 YTD

Net Sales

Net sales of our products for the nine months ended March 29, 2008 ("fiscal 2008 YTD"), were $52.4 million, a decrease of $12.1 million, or 18.8%, as compared to net sales of $64.5 million for the nine months ended March 31, 2007 ("fiscal 2007 YTD"). The decrease in net sales was due primarily to a reduction in unit sales of single-use and traditional film cameras to significant customers and, to a lesser extent, a decrease in the average selling price of single-use and traditional film cameras and no digital camera sales as a result of our decision to exit the digital camera market.

Net sales from our operations in the Americas for fiscal 2008 YTD were $37.5 million, a decrease of $12.3 million, or 24.7%, as compared to fiscal 2007 YTD. The decrease in net sales was due primarily to a reduction in sales of single-use and traditional film cameras to our significant customers.

Net sales from our operations in Europe for fiscal 2008 YTD were $10.1 million, a decrease of $1.4 million, or 12.2%, as compared to fiscal 2007 YTD. The decrease in net sales in Europe was due primarily to no digital camera sales and, to a lesser extent, a reduction in sales of traditional film camera partially offset by an increase in single-use cameras.

Net sales from our operations in Asia for fiscal 2008 YTD were $4.8 million, an increase of $1.6 million, or 50.0% as compared to fiscal 2008 YTD. The increase in net sales in Asia was due primarily to an increase in sales of single-use cameras in Japan.

Gross Profit

Gross profit for fiscal 2008 YTD was $5.6 million, or 10.7% of net sales, versus gross profit of $7.1 million, or 11.0% of net sales, in fiscal 2007 YTD. During fiscal 2008 YTD as compared to fiscal 2007 YTD, gross profit decreased primarily due to a decrease in year-to-date net sales and a decrease in year-to-date gross margin percentages totaling approximately $3.6 million, partially offset by the decrease in unfavorable manufacturing material, labor and overhead cost variances of approximately $2.1 million.

Product engineering, design and development costs for fiscal 2008 YTD and fiscal 2007 YTD, in dollars and as a percentage of net sales, were $1.6 million, or 3.1%, and $2.0 million, or 3.1%, respectively.

Operating Expenses

Selling expenses for fiscal 2008 YTD were $5.4 million, or 10.3% of net sales, compared to $7.4 million, or 11.5% of net sales, for fiscal 2007 YTD. The $2.0 million decrease in selling expenses was primarily due to a reduction in employee compensation costs of $0.8 million, a reduction in marketing and advertising expenses of $0.3 million, a decrease in freight cost of $0.3 million and a reduction in royalty fees of $0.2 million and in certain other costs of $0.3 million. Selling related employee compensation costs decreased as a result of the elimination of certain positions in connection with our cost-reduction initiatives.

G&A expenses for fiscal 2008 YTD were $8.7 million, or 16.6% of net sales, compared to $9.6 million, or 14.9% of net sales, for fiscal 2007 YTD. Our year-over-year G&A expenses decreased by $0.9 million primarily due to a reduction in G&A-related employee compensation costs of $0.9 million as a result of the elimination of certain positions in connection with our cost-reduction initiatives. Although we experienced an increase in professional fees of $0.7 million in fiscal 2008 YTD in support of our evaluation of cost reduction alternatives and, to a lesser extent, strategic alternatives related to the Special Committee's activities, total professional fees were unchanged on a year-over-year basis.

Share-Based Compensation

During fiscal 2008 YTD and fiscal 2007 YTD, we recorded approximately $7,000 and $53,000, respectively, of share-based compensation expenses. We consider all of our share-based compensation expense as a component of general and administrative expenses. In addition, no amount of share-based compensation expense was capitalized as part of capital expenditures or inventory for the periods presented.

Interest Expense

Interest expense was approximately $0.3 million and $0.2 million for fiscal 2008 YTD and fiscal 2007 YTD, respectively. The increase in interest expense is due to an increase in short-term borrowings during fiscal 2008 YTD.

Other Income, Net

Other income, net was $1.0 million and $1.6 million for fiscal 2008 YTD and fiscal 2007 YTD, respectively. The year-to-date over year-to-date decrease in other income, net was primarily due to the tax refund recovery in Europe of $0.3 million recorded in fiscal 2007 and an increase in foreign exchange losses of $0.2 million. For further discussion, see Note 3 - Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements.

Income Taxes

In fiscal 2008 YTD and the fourth quarter of fiscal 2007, based upon all of the available evidence, management determined that it was not more likely than not that its deferred income tax assets will be fully realized. Accordingly, we recorded a valuation allowance for the entire balance of our deferred income tax assets as of March 29, 2008 and June 30, 2007. During fiscal 2008 YTD and fiscal 2007 YTD, we recorded a (benefit) provision for income taxes of $(792,000) and $34,000, respectively. The fiscal 2008 YTD benefit for income taxes includes a $(774,000) income tax benefit related to our settlement with the German Tax Authorities of the net liabilities resulting from an audit of our German subsidiary for fiscal years 2000 through 2005 and a net reduction in United States state income tax liabilities of $(19,000). The fiscal 2007 YTD income tax provision relates to income tax liabilities incurred by certain of our foreign subsidiaries. These foreign subsidiaries do not have net operating losses to offset such income tax liabilities. For further discussion, see Note 3 - Summary of Significant Accounting Policies - Income Taxes in the Notes to the Condensed Consolidated Financial Statements.

Net Loss

We incurred a net loss of $(7.1) million, or $(1.20) per basic and diluted common share, for fiscal 2008 YTD, as compared to a net loss of $(8.5) million, or $(1.46) per basic and diluted common share, for fiscal 2007 YTD.

Cost-Reduction Initiatives

We continue to evaluate our cost structure and implement cost-reduction initiatives as appropriate. During fiscal 2008 YTD and the third quarter of fiscal 2008, we recorded total charges of $0.5 million and $0.3 million, respectively, related to our ongoing cost-reduction initiatives, primarily for severance costs related to the elimination of certain employee positions. During fiscal 2007 YTD and the third quarter of fiscal 2007, we recorded total charges of $0.7 million and $0.1 million, respectively, primarily for severance costs related to the elimination of certain employee positions. For further discussion, see Note 11 - Other Charges in the Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Uncertainties in the Credit Markets - As of March 29, 2008, we had $24.4 million invested in certain auction rate securities which have been classified as "Long-term investments" on our condensed consolidated balance sheet because of the market uncertainties and the liquidity issues in the market for auction rate securities.

Our portfolio of auction rate securities are AAA rated, long-term debt obligations secured by student loans, with approximately 100% of such collateral being guaranteed by the U.S. Government under the Federal Family Education Loan Program. Liquidity for these securities has been provided by an auction process that resets the applicable interest rate at pre-determined intervals usually every 28-35 days. In the past, the auction process allowed investors to obtain immediate liquidity if needed by selling the securities at face value. The current disruptions in the credit markets have adversely affected the auction market for these types of securities. We have recently experienced failed auctions for certain of our auction rate securities that have gone to auction, resulting in our inability to sell those securities. These auction rate securities continue to pay interest at default rates which are generally higher than the current market rate and there has been no change in the ratings of these securities to date. However, in certain instances the interest rate for some of the Company's auction rate securities may reset to a zero percent interest rate due to a feature of the relevant formula for determining the interest rate. To date, only a small percentage of the auction rate securities have reset to a zero percent interest rate. These securities may reset to a higher interest rate in the future. In the event that a greater percentage of the Company's auction rate securities reset to a zero percent interest rate and do not subsequently reset to a higher interest rate, it could have a material adverse effect on the Company's financial condition and results of operations.

Based on our expected operating cash flows and other sources of cash, cash equivalents and short-term investments, it is possible that the potential lack of liquidity in our auction rate security investments could adversely affect our liquidity and our ability to fund our operations. We cannot predict whether future auctions related to our auction rate securities will be successful. We continue to seek alternative short-term financing sources for reducing our exposure to the auction rate market, but may not be able to identify any such alternative. Although we currently have sufficient working capital to finance our operations in the near term, if our working capital is insufficient in the future and we are not able to monetize some or all of our auction rate securities or other assets at that time, it could have a material adverse effect on the our ability to finance our future ongoing operations.

Effective April 17, 2008, we entered into an Express Creditline Loan Agreement (the "Loan Agreement") with Citigroup Global Markets, Inc. ("Citigroup") for a $9 million secured revolving credit line (the "Citigroup Facility"). In addition to the $9 million credit line for advances, the Citigroup Facility provides for the accrual of up to $1 million of interest, resulting in an aggregate credit limit of $10 million (the "Loan Limit") under the Citigroup Facility. The Citigroup Facility is secured by a first priority lien and security interest in approximately $20 million of our auction rate securities that have experienced failed auctions (the "Collateral"). Citigroup may, in its sole discretion and without cause, demand full or partial payment of any outstanding balance under the Citigroup Facility or reduce the Loan Limit at any time.

Although the establishment of Citigroup Facility may mitigate the risk that we may not have sufficient liquidity to fund our operations in the near term, in the event that we were to utilize all or a portion of the Citigroup Facility and Citigroup was to demand repayment at a time when we did not otherwise have sufficient borrowing capacity or liquid assets that would enable us to repay the Citigroup Facility in full, Citigroup would be entitled to foreclose on our pledged auction rate securities. This could result in our auction rate securities being sold at a significant discount to their face amount and a significant reduction in the net realizable value of such securities and could have a material adverse effect on our liquidity and ability to fund our operations.

Our ability to fund our operating requirements and maintain an adequate level of working capital will depend primarily on our ability to generate growth in sales of our single-use and traditional film cameras, on our ability to continue to access our financing facilities and on our ability to control operating expenses. Our failure to generate substantial growth in the sales of our single-use and traditional film cameras, control operating expenses and other events including our ability to manufacture or have manufactured products at an economically feasible cost and in sufficient quantities and changes in economic or competitive conditions or our planned business - could cause us to require additional capital. In the event that we must raise additional capital to fund our working capital needs, we may seek to raise such capital through borrowings and/or the issuance of debt securities or equity securities. To the extent we raise additional capital by issuing equity securities or obtaining borrowings convertible into equity, existing shareholders may experience ownership dilution and future investors may be granted rights superior to those of existing shareholders. Moreover, additional capital may not be available to us on acceptable terms, or at all.

Working Capital - At March 29, 2008, we had working capital of $9.3 million, compared to $39.0 million at June 30, 2007, a decrease of $30.1 million. Working capital and cash and cash equivalents and marketable securities decreased primarily due to the reclassification of $24.4 million of our auction rate securities from short-term investments to long-term investments. Current capital market conditions have significantly reduced our ability to liquidate our auction rate securities. For further discussion see Note - 3, Summary of Significant Accounting Policies, Investments in the Notes to Condensed Consolidated Financial Statements.

Cash Used in Operating Activities - Cash used in operating activities during fiscal 2008 YTD was $(9.2) million, which compared unfavorably to cash used in operating activities of $(3.2) million during fiscal 2007 YTD. During fiscal 2008 YTD, a reduction of accounts receivable and inventories provided cash of $4.6 million and $1.1 million, respectively. During fiscal 2007 YTD, reductions of accounts receivables and inventories provided cash of $8.9 million and $14.1 million, respectively. The reduction in accounts receivables is the result of improved collections and a decrease in sales and the reduction in inventory is related to increased demand for our products in the third quarter of our fiscal year. During fiscal 2008 YTD, the reduction of accounts payable and accrued expenses used cash of $6.7 million and $1.7 million, respectively. This compares with cash used by a reduction in accounts payable and accrued expenses of $16.0 million and $3.0 million, respectively in fiscal 2007 YTD. The reduction in accounts payable and accrued expenses is a result of reduced inventory levels and lower overall costs.

Cash Provided by Investing Activities - Cash provided by investing activities was $5.3 million for fiscal 2008 YTD as compared to cash provided by investing activities of $2.9 million for fiscal 2007 YTD. The increase in cash provided by investing activities was primarily due to the net increase in the proceeds of available-for-sale investments.

Cash Provided by Financing Activities - Cash provided by financing activities during fiscal 2008 YTD was $2.9 million as compared to cash provided by financing activities of $2.5 million for fiscal 2007 YTD. This activity results from a net increase of our short-term borrowings made under our financing facilities used for working capital purposes. See Note 7 - Short-Term Borrowings and Financing Facilities in the Notes to the Condensed Consolidated Financial Statements.

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

Hong Kong Financing Facilities - As of March 29, 2008, we had $1.9 million in letters of credit outstanding, which were issued primarily to certain suppliers to guarantee payment of our purchase orders with such suppliers. The letters of credit are issued under the import facilities that have been granted to CCHK. See Note 7 - Short-Term Borrowings and Financing Facilities in the Notes to the Condensed Consolidated Financial Statements.

Revolving Credit Facilities -On October 16, 2007, we obtained access to a revolving credit facility for a $15 million secured revolving line of credit which includes a letter of credit sub-line of $10 million. The revolving credit facility is secured by a first priority lien on, among other things, the accounts receivable and inventory of Concord Keystone Sales Corp., our wholly-owned U.S. subsidiary

On April 17, 2008, we obtained access to a revolving credit facility for a $9 million secured revolving line of credit from Citigroup. The revolving credit line is secured by a first priority lien and security interest in approximately $20 million of our auction rate securities that have experienced failed auctions. See Note 7 - Short-Term Borrowings and Financing Facilities and Note 12 - Subsequent Events in the Notes to the Condensed Consolidated Financial Statements.

Forward-Looking Information: Certain Cautionary Statements

The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as: "estimates," "projects," "anticipates," "expects," "intends," "believes," "plans," "forecasts" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors. For a discussion of some of the factors that could cause actual results to differ, see the discussion under "Risk Factors" in Part I,
Item 1A of Form 10-K for the year ended June 30, 2007. We wish to caution the reader that these forward-looking statements, including, without limitation, statements regarding expected cost reductions, anticipated or expected results of the implementation of our cost-reduction initiatives, anticipated financial benefits of exiting the digital camera market and increasing our focus on the sale of single-use and traditional film cameras, the consequences of the loss of any significant customer, the acquisition of new customers, the development of our business, anticipated revenues or capital expenditures, our ability to improve gross margin percentages on the sale of our products, projected profits or losses, our expectations regarding the amount of expected cash payments related to severance costs, our assessment of and estimates of royalty payments in connection with intellectual property claims, the vesting period over which unrecognized compensation expense will be realized, the sufficiency of our working capital and cash to fund our operations in the next twelve months, our expectations regarding the liquidity of our auction rate securities, the availability of cash to us as a result of our current credit facilities, our belief regarding the lack of merit in pending litigations or Jenoptik's claim of default under the license agreement, our belief regarding the lack of a material impact that the Jenoptik license agreement cancellation or resolution of routine legal matters will have in our business, coverage from our insurance carrier in connection with pending litigations, our expectation that there is no material tax exposure to the Company on account of our operations in the People's Republic of China and the consequences of the loss of our authorizations in the People's Republic of China and other statements contained in this report regarding matters that are not historical facts, are only estimates or predictions. No assurance can be given that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or of actual results differing from the assumptions underlying such statements. In particular, our expected results could be adversely affected by, among other things, regulatory conditions negatively affecting our product costs, production difficulties or economic conditions negatively affecting our suppliers, customers or the market for our products, by our inability to develop and maintain relationships with suppliers, customers or licensors, by our inability to negotiate favorable terms with our suppliers, customers or licensors, by a further decline in the unit sales or average selling prices of our single-use and traditional film cameras or by the continued failed auctions and the market uncertainty for auction rate securities. In addition, future relationships or agreements may require an ability to meet high quality and performance standards and to implement and sustain production successfully at greatly increased volumes, as to all of which there can be no assurance. Any forward-looking statements contained in this report represent our estimates only as of the date of this report, or as of such earlier dates as are indicated herein, and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

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

Our management has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of March 29, 2008, our disclosure controls and procedures were effective in providing reasonable assurance of achieving their objectives as described above.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting has occurred during the quarter ended March 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 29, 2008, we had $25.2 million invested in certain auction rate securities, of which $24.4 million were classified as "Long-term investments" on our condensed consolidated balance sheet. Our portfolio of auction rate securities are AAA rated, long-term debt obligations secured by student loans, with approximately 100% of such collateral being guaranteed by the U.S. Government under the Federal Family Education Loan Program. Liquidity for these securities has been provided by an auction process that resets the applicable interest rate at pre-determined intervals usually every 28-35 days. In the past, the auction process allowed investors to obtain immediate liquidity, if needed, by selling the securities at face value. Current disruptions in the credit markets have adversely affected the auction market for these types of securities. We have recently experienced failed auctions for certain of our auction rate securities that have gone to auction resulting in our inability to sell those securities. The auction rate securities continue to pay interest at default interest rates which are generally higher than the current market rate and there has been no change in the ratings of these securities to date. However, in certain instances the interest rate for some of the Company's auction rate securities may reset to a zero percent interest rate due to a feature of the relevant formula for determining the interest rate. To date, only a small percentage of the auction rate securities have rest to a zero percent interest rate. These securities may reset to a higher interest rate in the future. In the event that a greater percentage of the Company's auction rate securities reset to a zero percent interest rate and do not subsequently reset to a higher interest rate, it could have a material adverse effect on the Company's financial condition and results of operations.

Based on our expected operating cash flows and other sources of cash, cash equivalents and short-term investments, it is possible that the potential lack of liquidity in our auction rate security investments could adversely affect our liquidity and our ability to fund our operations. We cannot predict whether future auctions for our auction rate securities will be successful. We continue to seek alternatives for reducing our exposure to the auction rate market, but may not be able to identify any such alternative. Although we currently have sufficient working capital to finance our operations in the near term, if our working capital is insufficient in the future and we are not able to monetize some or all of our auction rate securities or other assets at that time, it could have a material adverse effect on our ability to finance our future ongoing operations.

Continued failure of auctions of our auction rate securities or the foreclosure of our pledged auction rate securities by Citigroup may impair the value of our auction rate securities.

If any of the issuers of the auction rate securities are unable to successfully close future auctions and/or their credit ratings deteriorate and if the market values of our auction rate securities permanently decline, we may be required to record an impairment charge on these investments. Additionally, if Citigroup forecloses on our pledged auction rate securities to repay the Citigroup Facility and sells such securities at a discount to their face value, we may be required to record an impairment charge on these investments. If we are required to record an impairment charge on these investments, it could have a material adverse effect on our financial condition and results of operations.

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

Item 6.  EXHIBITS

No.                           Description                               Method of Filing
---                           -----------                               ----------------
3.1          Certificate of Incorporation, as amended through           Incorporated by reference to the Company's annual
             May 9, 2000                                                report on Form 10-K for the year ended July 1, 2000.

3.2          Restated By-Laws, as amended through July 12, 2004         Incorporated by reference to the Company's annual
                                                                        report on Form 10-K for the year ended July 3, 2004.

3.3          Certificate of Amendment (No. 7) of Certificate of         Incorporated by reference to the Company's current
             Incorporation, dated November 2, 2006                      report on Form 8-K filed November 7, 2006.

3.4          Certificate of Correction of Certificate of                Incorporated by reference to the Company's current
             Amendment (No. 7) to Certificate of Incorporation,         report on Form 8-K filed November 7, 2006.
             dated November 3, 2006

10.1         Express Creditline Loan Agreement with CitiGroup           Filed herewith
             dated April 17, 2008

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

                                                  CONCORD CAMERA CORP.
                                         ---------------------------------------
                                                    (Registrant)

DATE:  May 13, 2008                      By: /s/ Blaine A. Robinson
                                             -----------------------------------
                                                    (Signature)
                                             Blaine A. Robinson,
                                             Vice President - Finance,
                                             Treasurer and Assistant Secretary
                                             (Principal Financial and Accounting
                                             Officer and Duly Authorized
                                             Officer)

                                  Exhibit Index

No.    Description
---    -----------
10.1   Express Creditline Loan Agreement with CitiGroup dated April 17, 2008

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a)

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a)

32.1   Certification of Chief Executive Officer pursuant to 18 U.S.C. ss.1350

32.2   Certification of Principal Financial Officer pursuant to 18 U.S.C.
       ss.1350