Form 10-K
period 2008-06-28
CONCORD CAMERA CORP
filed 2008-11-07
CIK 831861

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 28, 2008

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

                                 (954) 331-4200
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value per share             Nasdaq Global Market
------------------------------------             --------------------
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

Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of December 28, 2007, the last day of business of our most recently completed second fiscal quarter, was approximately $12,380,901 based on the closing price for the registrant's common stock as traded on the NASDAQ Global Market of The NASDAQ Stock Market LLC on such date of $3.11 per share. Solely for the purpose of this calculation, shares held by directors, executive officers and 10% shareholders of the registrant have been excluded.

As of November 3, 2008, there were 5,913,610 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2008 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----
                                     PART I
 1. Business .............................................................     1
1A. Risk Factors .........................................................     7
1B. Unresolved Staff Comments ............................................    22
 2. Properties ...........................................................    22
 3. Legal Proceedings ....................................................    22
 4. Submission of Matters to a Vote of Security Holders ..................    24

                                     PART II
 5. Market for Registrant's Common Equity, Related Shareholder Matters
    and Issuer Purchases of Equity Securities.............................    25
 6. Selected Financial Data ..............................................    27
 7. Management's Discussion and Analysis of Financial Condition
    and Results of Operations ............................................    28
7A. Quantitative and Qualitative Disclosures About Market Risk ...........    45
 8. Financial Statements and Supplementary Data ..........................    46
 9. Changes in and Disagreements with Accountants
    on Accounting and Financial Disclosure ...............................    89
9A. Controls and Procedures ..............................................    89
9B. Other Information ....................................................    90

                                    PART III
10. Directors and Executive Officers and Corporate Governance.............    91
11. Executive Compensation ...............................................    91
12. Security Ownership of Certain Beneficial Owners
    and Management and Related Shareholder Matters .......................    91
13. Certain Relationships and Related Transactions
    and Director Independence.............................................    91
14. Principal Accountant Fees and Services ...............................    91

                                     PART IV
15. Exhibits and Financial Statement Schedules ...........................    92

    Signatures ...........................................................   103

                                     PART I

Unless the context indicates otherwise, when used in this report, "we," "us," "our," "Concord" and the "Company" refer to Concord Camera Corp. and its subsidiaries. Our fiscal year ends on the Saturday closest to June 30. Fiscal 2008 refers to the fiscal year ended June 28, 2008; fiscal 2007 refers to the fiscal year ended on June 30, 2007; fiscal 2006 refers to the fiscal year ended July 1, 2006; fiscal 2005 refers to the fiscal year ended July 2, 2005; and fiscal 2004 refers to the fiscal year ended July 3, 2004. Also, for reference purposes, the Company's fiscal year ending on June 27, 2009 is designated as "fiscal 2009."

Cautionary Statement Regarding Forward-Looking Statements

The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as: "estimates," "projects," "anticipates," "expects," "intends," "believes," "plans," "forecasts" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors. For a discussion of some of the factors that could cause actual results to differ, see the discussion under "Risk Factors" below and subsequently filed reports. We wish to caution the reader that these forward-looking statements, including, without limitation, statements regarding the dissolution and liquidation of our company, the amount and timing of any liquidating distributions, expected cost reductions, anticipated or expected results of the implementation of our cost-reduction initiatives, anticipated revenues or capital expenditures, the expected market size for 35 mm single-use and traditional film cameras, our expected fulfillment of backlog orders, our assessment of and estimates of royalty payments in connection with intellectual property claims, the sufficiency of our working capital and cash to fund our operations in the next twelve months, our belief regarding the lack of merit in pending litigations and our expectation that there is no material tax exposure to the company on account of our operations in the People's Republic of China ("PRC"), and other statements contained in this report regarding matters that are not historical facts, are only estimates or predictions. No assurance can be given that future results will be achieved or that future liquidating distributions will be made. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. In particular, our expected results could be adversely affected by, among other things, production difficulties or economic conditions negatively affecting our suppliers, customers or the market for our products, by our inability to develop and maintain relationships with suppliers, customers or licensors by our inability to negotiate favorable terms with our suppliers, customers or licensors, by our inability to liquidate our assets or settle our liabilities on favorable terms or, subject to shareholder approval, our decision to dissolve and liquidate our Company. Any forward-looking statements contained in this report represent our estimates only as of the date of this report, or as of such earlier dates as are indicated herein, and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Item 1. Business.

We incorporated in New Jersey in 1982. We design, develop, manufacture, outsource and sell easy-to-use 35mm single-use and traditional film cameras. We manufacture and assemble most of our single-use cameras and certain of our traditional film cameras at our manufacturing facilities in the Peoples Republic of China ("PRC") and outsource the manufacture of certain of our single-use and traditional film cameras for sale to retail sales and distribution ("RSD") customers. We sell our private label and brand-name products to our RSD customers worldwide either directly or through third-party distributors.

In fiscal 2004, we initiated a strategic review process to determine how we may better compete in the digital camera market, increase sales of our popular single-use cameras and reduce our operating costs.

The strategic review, which continued through fiscal 2007, led to our initiating a restructuring plan and cost-reduction initiatives and resulted in our exiting the digital camera market in fiscal 2007. In addition, in Fiscal 2008, we ceased our new business initiatives.

On August 14, 2006, our Board of Directors (the "Board") established a committee ("the Special Committee") consisting of three independent directors, to investigate, evaluate and/or analyze strategic alternatives for us and make any recommendations to our Board with respect to such strategic alternatives that the Special Committee determines to be appropriate. With the assistance of its financial advisor, the Special Committee considered several alternative strategies, including: (i) continuing current operations; (ii) making strategic acquisitions; (iii) a sale or other disposition of all or a significant part of our Company or our business; (iv) a "going-private" transaction; and (v) a liquidation of our Company. The Special Committee authorized their financial advisor and management to conduct discussions and negotiate with potential strategic and financial investors who expressed an interest in making an investment in or acquiring us. However, to date, efforts by management and the financial advisor to engage in a transaction with any of these third parties have not been successful.

Accordingly, based on the Special Committee's review of strategic alternatives and recommendation, on October 29, 2008 our Board recommended our dissolution and the adoption of a plan of liquidation. The dissolution and plan of liquidation are subject to approval by our shareholders at the 2008 annual meeting of shareholders (the "Annual Meeting"), which is expected to be held in December. Pending our shareholder's vote on the dissolution and plan of liquidation, in order to protect shareholder value, we have ceased manufacturing products, purchasing materials and products and undertaking commitments for sales of our products except for those products that we have remaining in inventory.

If our shareholders approve our dissolution and the plan of liquidation, we will file a certificate of dissolution with the Department of Treasury of the State of New Jersey. Thereafter, we will not engage in any business activities except for the purpose of preserving the value of our assets, prosecuting and defending lawsuits by or against us, winding up our business and affairs, selling and liquidating our properties and assets, including our intellectual property and other intangible assets, paying or otherwise settling our liabilities, including contingent liabilities, terminating commercial agreements and relationships and preparing to make distributions to our shareholders, in accordance with the plan of liquidation.

If our shareholders do not approve our dissolution and the plan of liquidation, our Board will explore the alternatives then available for the future of our Company. We believe the value of our business will be materially and adversely impacted after the announcement of the recommendation of our dissolution and adoption of a plan of liquidation by our Board. In particular, pending our shareholders' vote on our dissolution and plan of liquidation, we have ceased manufacturing products, purchasing materials and products and undertaking commitments for sales of our products except for those products that we have remaining in inventory and, as a result, we believe that many, if not all, of our customers, including our major customers, will transition their business to our competitors. Therefore, if our shareholders do not approve our dissolution and plan of liquidation, we will not be able to continue to operate our business as it existed prior to our Board's approval of our dissolution and plan of liquidation and may not be able to operate our business at all.

You can find more information on our fiscal 2008 results of operations and our Board's decision to recommend our dissolution and plan of liquidation to our shareholders in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The Market for our Film Camera Products

Our products include 35mm single-use and traditional film cameras to our RSD customers.

      o Single-use cameras - Our single-use cameras are inexpensive, easy-to-use cameras that are sold preloaded with 35mm silver halide film and batteries and are designed to be used for only one roll of film by the consumer. After use, the consumer returns the entire camera to the photo processor. The processor then extracts the film and either disposes of the used camera or returns and/or sells it for recycling uses.

      o Traditional film cameras - Our traditional film cameras are inexpensive, easy-to-use cameras that are designed to be reloaded with 35mm silver halide film multiple times by the consumer.

Film Camera Market Trends

Market trends for 35mm single-use and traditional film cameras include the following:

      o Single-use cameras - Based on our estimates of available third-party market research data, after years of robust growth, the North America single-use camera market reached its peak of 218 million units sold in calendar year 2004. Total North America sales of single-use cameras declined to 202 million units in calendar year 2005, declined to 172 million units in calendar year 2006, declined to an estimated 129 million units in calendar year 2007 and are projected to decline to 91 million units in calendar year 2008.

      o Traditional film cameras - Traditional film cameras are being displaced by digital cameras. Based on available third-party market research data, in the U.S. market, digital cameras began to outsell film cameras in calendar year 2005. The calendar year 2005 traditional film camera sales in the United States were reported at
            4.3 million units, a 36% decrease from the previous year. The decline of traditional film cameras continued during calendar year 2006 at approximately 53% and during calendar year 2007 at approximately 45% and is projected to decline during calendar 2008 a further 54%, with sales projected at 0.5 million units.

Film Camera Products

Our film camera products include 35mm single-use and traditional film cameras. We sell private label and brand-name products to our RSD customers worldwide either directly or through third-party distributors. We designed, developed and manufactured most of our single-use cameras and certain of our traditional film cameras and outsourced the manufacture of certain of our single-use and traditional film cameras.

We offer a complete line of single-use cameras, including outdoor, flash, zoom and underwater models. We believe that we are uniquely structured to provide encasements, finishes, packaging and film speed and lengths to accommodate different user and customer preferences.

Our traditional film cameras consist of two entry-level models and models used by certain RSD customers to support loyalty programs offered to their customers.

Our expenditures for product engineering, design and development decreased to $
2.2 million in fiscal 2008 from $2.5 million in fiscal 2007, mainly as a result of our reduction in development of new film camera models. For additional information regarding product development costs, see Item 7,

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Sales and Marketing

Our film camera products are sold to retailers on a worldwide basis through direct sales offices, independent sales representatives and distributors in the United States, Latin America (the "Americas"), the United Kingdom, France and Germany ("Europe"), and Hong Kong, China and Japan ("Asia"). We currently market our film camera products to retailers on a private label basis and/or under the Polaroid and Polaroid Fun Shooter brand names.

We have established our presence with our retail customers by offering attractive, easy-to-use 35mm single-use and traditional film cameras. We market many different styles of cameras that are sold through many retail outlets.

We have in-house sales and marketing personnel who make the majority of our direct sales to our RSD customers. We also have independent sales representatives who serve specific geographic areas and/or customers. Sales representatives generally receive commissions ranging from 1.0% to 3.0% of net sales to retail customers, depending on the type of customer and product, and may also act as sales representatives for manufacturers of other photographic and non-photographic products. We also sell products to distributors on a wholesale basis who, in turn, sell our products to retailers.

Competition in the Film Camera Market

The film camera market is highly competitive with many companies marketing products to the retail market. As a producer and/or marketer of 35mm single-use and traditional film camera products, we encounter substantial competition from a number of companies, many of which have longer operating histories, more established markets and brand recognition, and more extensive research, development and manufacturing capabilities than we have. Our key competitors in the 35 mm single-use camera market are FujiFilm Corporation ("Fuji") and Eastman Kodak Company, both of whom have greater resources than we have or may reasonably be expected to have in the foreseeable future and are our sole suppliers of film for our 35mm single-use and traditional film camera products.

Backlog

Due to the lead time required for production and shipping and the need to build inventory to meet seasonal demand, we may at times have a backlog of orders for products. We define backlog as unfulfilled orders supported by signed contracts or purchase orders for delivery of our products generally within the next six months. Our backlog at June 28, 2008 was approximately $6.8 million. We experience fluctuations in our backlog at various times during our fiscal year. Approximately $6.5 million of the unfulfilled orders at June 28, 2008 were shipped during our first quarter of fiscal 2009. Although we believe that our entire backlog consists of firm orders, our backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer cancellations, order changes, changes in delivery schedules and delays inherent in the shipments of products. No assurance can be given that the current backlog will necessarily lead to revenue in any specific future period.

Major Customers

In fiscal 2008, sales to two of our retail customers represented in excess of 10% of our total net sales: (i) Wal-Mart Stores, Inc. ("Wal-Mart") represented 35.3% of total net sales; and (ii) Walgreen Co. ("Walgreens") represented 15.4% of total net sales. See Note 20, Geographic Area and Significant Customer Information, in the Notes to Consolidated Financial Statements.

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

Licensing Activities

We have a worldwide non-exclusive license (which excluded Japan until January 1, 2005) to use certain of the single-use camera patents and patent applications of Fuji in connection with the manufacture, remanufacture and sale of single-use cameras. The license extends until the later of February 26, 2021 or the expiration of the last of the licensed Fuji patents and provides for payment of a license fee and certain royalty payments to Fuji. Our ability to manufacture and sell single-use cameras depends on the continuation of our right to use the Fuji patents. As a result, we believe the loss of the Fuji license prior to the expiration of the patents would have a material adverse effect on our financial position and results of operation if our shareholders do not approve our dissolution and plan of liquidation and we seek to continue our single-use camera business.

We have the worldwide, exclusive right to use the Polaroid brand name and trademark in connection with the manufacture, distribution, promotion and sale of single-use and traditional film-based cameras, including zoom cameras and certain related accessories but excluding instant and digital cameras, except for products released by Polaroid Corporation ("Polaroid") into the distribution chain before August 26, 2002. The single-use camera license agreement expires on February 1, 2009 and provides for the payment of $3.0 million of minimum royalties to Polaroid, which was fully credited against percentage royalties. As of June 28, 2008, our single-use camera percentage royalties exceeded the minimum royalty amount. The traditional film camera license agreement expires on January 31, 2009 and provided for a minimum royalty payment of $50,000 to Polaroid on or before October 31, 2006, which was fully credited against percentage royalties during the first year of the term ended January 31, 2007. There are no minimum guaranteed royalty payments under the traditional film camera license agreement after the first year of the term. As of July 1, 2006, our traditional film camera percentage royalties exceeded the minimum royalty amount. We have engaged in discussions with Polaroid regarding the renewal of the single-use camera license agreement but have suspended those discussions pending our shareholders' vote on our dissolution and plan of liquidation. If our shareholders do not approve our dissolution and plan of liquidation, it is uncertain whether we will be able to renew the single-use camera license agreement. We believe that the loss of the Polaroid single-use camera license would have a material adverse effect on our financial position and results of operations if our shareholders do not approve our dissolution and plan of liquidation and we seek to continue our single-use camera business.

As part of our acquisition of Jenimage Europe GmbH ("Jenimage") in 2004, we entered into a twenty-year, worldwide trademark license agreement with Jenoptik AG for the exclusive use of the Jenoptik brand name and trademark on non-professional consumer imaging products including, but not limited to, digital, single-use and traditional film cameras, and other imaging products and related accessories. The license provides for the payment of percentage royalties but does not require any minimum guaranteed royalty payments. In August 2008, we entered into an agreement with Jenoptik AG to terminate the Jenoptik trademark license agreement, effective January 1, 2010, in exchange for Jenoptik AG's reimbursement of a portion of the upfront license fee that we paid to Jenoptik AG upon execution of the license agreement in 2004.

For further discussion of our license and royalty agreements, see Note 16, Commitments and Contingencies, "License and Royalty Agreements," and Note 22, Subsequent Events, in the Notes to Consolidated Financial Statements.

Manufacturing

We conducted all of our manufacturing in the PRC. Our vertically integrated manufacturing facilities include plastic injection molding of lenses and other parts, stamping and machining of metal parts, manufacturing of printed circuit boards ("PCBs"), assembly of PCBs using surface mount technology machinery and manual insertion, quality control, quality assurance, painting and final assembly and testing. Beginning in fiscal 2008, as a result of our previous restructuring plan, our manufacturing facility has focused predominantly on the manufacture of high volume, low cost 35mm single-use cameras.

Our manufacturing and related dormitory facilities in the PRC occupy approximately 600,000 square feet. See Item 2, Properties, for information on the leases and land use agreements related to our manufacturing facilities in the PRC and our active marketing of our PRC buildings and land rights for sale. Our PRC manufacturing facilities have been certified under the Social Accountability 8000 standard ("SA8000") since November 2001. The SA8000 is an international standard designed to ensure safe working conditions, fair management practices and the protection of workers' rights. Our PRC manufacturing facilities are ISO 9000 and 9001 accredited.

In addition, we outsourced the manufacture of certain of our 35mm single-use and traditional film cameras.

Equipment, Components, Raw Materials and Products from Outsourced Manufacturers

We own the tools and equipment necessary to manufacture a significant number of our 35mm single-use camera products and components used in our 35mm single-use camera products. Manufacturers and suppliers located in the Far East and other parts of the world supply us with raw materials, components and finished products that we do not manufacture. We may experience a shortage of supply of, or a delay in receiving, certain materials, components and products as a result of strong demand, capacity constraints, diminishing sources of supply or other problems experienced by our suppliers. Our net sales, gross profits and margins could be adversely affected if we encounter supplier issues and/or fail to manage supplier issues properly. See Item 1A, Risk Factors.

PRC Operations

Our operations are substantially dependent upon our manufacturing and assembly activities in the PRC. Our current processing agreement with the PRC governmental entities, which allows us to operate in the PRC, was renewed in October 2006 for an additional ten-year term until October 2016. In connection with the recommendation by our Board of our dissolution and the adoption of the plan of liquidation, on November 1, 2008, we provided the required twelve months notice of termination of our processing agreement to the PRC governmental entities. See Item 2, Properties, for information on the leases and land use agreements related to our manufacturing facilities in the PRC. See Note 22, Subsequent Events, in the Notes to Consolidated Financial Statements.

In 2002, we established, registered and commenced operations of a wholly-owned foreign enterprise, Concord Camera (Shenzhen) Company Limited ("Concord Shenzhen"), which is a wholly-owned subsidiary of Concord Camera HK Limited ("CCHK"), pursuant to the laws of the PRC relating to enterprises with a sole foreign investor. The business license of Concord Shenzhen permits it to design, develop, manufacture and sell single-use, traditional film and digital cameras and camera components in the PRC and worldwide.

Trademarks and Patents

Our trademarks include, among others, CONCORD, CONCORD EYE Q, GO WIRELESS, FUN SHOOTER, EASYSHOT, LE CLIC, KEYSTONE, APEX and GOLDLINE for cameras sold in the United States and/or numerous foreign countries. We license the POLAROID trademark for exclusive use worldwide in connection with the manufacture, distribution, promotion and sale of single-use and traditional film cameras (excluding instant and digital cameras). We also license the JENOPTIK trademark for exclusive use worldwide for non-professional consumer imaging products and accessories (both digital and film-based). We own numerous patents, some of which are used in our current products. We have applied for, in the United States and foreign countries, patents to protect the inventions and technologies developed by or for us. We do not believe our competitiveness and market share are dependent on the ultimate disposition of our patent applications. We license patents and patent applications related to single-use cameras from Fuji in connection with the manufacture and sale of single-use cameras. See "Licensing Activities" above.

Employee Relations

As of October 1, 2008, we had 85 employees, of whom 59, or 69.4% were located in Hong Kong/PRC, 2, or 2.4%, were located in Europe and 24, or 28.2%, were located in the Americas. During fiscal 2008, pursuant to our agreements with PRC governmental entities, and based upon production demand, approximately 1,300 to 3,300 people worked in our PRC manufacturing facilities. We believe that our relationship with our employees and workers is satisfactory.

In connection with the Board's recommendation of our dissolution and the adoption of a plan of liquidation, we have terminated certain of our employees in Hong Kong and the PRC and, if our shareholders approve the dissolution and plan of liquidation, we will terminate our remaining employees throughout the wind-down period.

Financial Information about Geographic Areas

For financial information about geographic areas, see Note 20, Geographic Area and Significant Customer Information, in the Notes to Consolidated Financial Statements. The risks attendant to our foreign operations are described in Item 1A, Risks Factors, below.

Item 1A. Risk Factors.

You should carefully consider the following risks regarding our company. These and other risks could materially and adversely affect our business, results of operations or financial condition. You should also refer to the other information contained or incorporated by reference in this report.

Risks Related to our Dissolution and Plan of Liquidation

Our shareholders may not approve our dissolution and plan of liquidation.

Our dissolution in accordance with our plan of liquidation is dependent upon approval by our shareholders. If our shareholders fail to approve our dissolution and plan of liquidation, we will then evaluate the alternatives available to us at that time, including, but not limited to, continuing to operate our business or selling our business, non-cash assets or company. We believe the announcement of the recommendation by our Board of our dissolution and the adoption of the plan of liquidation and the filing of our proxy statement for our Annual Meeting will result in the loss of customers, suppliers and other business relationships. Pending our shareholders' vote on our dissolution and plan of liquidation, we have ceased manufacturing products, purchasing materials and products and undertaking commitments for sales of our products except for those products that we have remaining in inventory. As a result, we believe that many, if not all, of our customers, including our two major customers, will transition their business to our competitors. Therefore, if our shareholders fail to approve our dissolution and plan of liquidation, our business will be materially and adversely impacted and we will not be able to continue to operate our business as it existed prior to the recommendation of our dissolution and the adoption of the plan of liquidation by our Board and may not be able to operate our business at all.

Timing of the dissolution and liquidation is uncertain.

As soon as practicable after the Annual Meeting, if our shareholders approve our dissolution and the plan of liquidation, we intend to file a certificate of dissolution with the Department of Treasury of the State of New Jersey and sell and monetize our remaining non-cash assets. There are a number of factors that could delay our anticipated timetable, including, but not limited to, the following:

      o     lawsuits or other claims asserted against us;

      o     legal, regulatory or administrative delays;

      o inability to sell and monetize or delays in selling and monetizing certain non-cash assets on terms acceptable to us;

      o     delays in settling our remaining liabilities; and

      o delays in liquidating and dissolving subsidiaries in domestic and foreign jurisdictions.

We cannot determine with certainty the amount of the distributions to shareholders.

We cannot determine at this time the amount of distributions to our shareholders pursuant to the plan of liquidation. This determination depends on a variety of factors, including, but not limited to, the amount required to satisfy or settle known and unknown liabilities, the resolution of litigation, including our existing lawsuits, and other contingent liabilities, the net proceeds, if any, from the sale and monetization of our remaining non-cash assets, including our inventory, our property in the PRC and our auction rate securities, and other factors. Examples of uncertainties that could reduce the value of or eliminate distributions to our shareholders include unanticipated costs relating to:

      o the defense, satisfaction or settlement of lawsuits or other claims that may be made or threatened against us in the future;

      o the pending lawsuits and claims against us, including in the event a proposed settlement in a pending lawsuit is rejected by the court or is not effected for any other reason;

      o delays in our liquidation and dissolution, including due to our inability to sell and monetize non-cash assets or settle claims; and

      o delays in our liquidating and dissolving subsidiaries in domestic and foreign jurisdictions.

As a result, we cannot determine with certainty the amount of distributions to our shareholders.

Continued failure of auctions of our auction rate securities or sales of our auction rate securities below their current carrying value can affect the timing of the dissolution and liquidation and the amount of distributions shareholders receive in the dissolution and liquidation.

As of June 28, 2008, the carrying value of our auction rate securities was $18.5 million. This carrying value is net of an unrealized loss of approximately $5.1 million which was recorded as of June 28, 2008 due to our determination that the estimated value of these securities as of that date was less than their par value. During our fiscal year ended June 28, 2008, we received net proceeds of $6.9 million from the sale of auction rate securities at 100% of par value, of which $1.9 million was received after market uncertainties and liquidity issues arose in the market for auction rate securities. Additionally, we have experienced redemptions of approximately $1.8 million of our auction rate securities at 100% of par value subsequent to June 28, 2008 and have consented to tender $2.1 million in par value of our auction rate securities pursuant to an offer by the issuer to purchase such securities for approximately $1.9 million. However, we are unable at this time to predict whether the purchase of the tendered auction rate securities will be completed or when we will be able to sell our remaining auction rate securities and for what amount. Issuers and market makers are exploring alternatives that may improve liquidity of our auction rate securities and the New York Attorney General and the Securities and Exchange Commission recently entered into an agreement with the investment bank that sold us our auction rate securities under which the investment bank agreed to use its best efforts to facilitate issuer redemptions of auction rate securities of institutional investors such as us. However, we cannot assure you that such efforts will be successful and, therefore, there is a risk that there could be a further decline in value of our auction rate securities. Continued failed auctions may affect the fair value of these securities, and require us to further adjust the carrying value of the investment through an impairment assessment and we may receive less than anticipated proceeds when we sell these securities, which would reduce the amount of distributions shareholders receive in the dissolution and liquidation.

We may not be able to sell our property in the PRC or, if we are able to sell our property, the net proceeds from such sale may be less than the amount estimated.

Our ability to sell our property in the PRC is substantially dependent upon the current real estate market and economic conditions in the area of the PRC where our property is located. The PRC real estate market and business environment is currently under significant pressure, in part due to the worldwide financial crisis. Additionally, we are uncertain what impact our announcement of the recommendation by our Board of our dissolution and the adoption of the plan of liquidation will have on our ability to sell our property. We cannot assure you that we will be able to sell our property in the PRC for the amount estimated or its carrying value for purposes of calculating the potential distributions to shareholders or at all.

We may not be able to settle all of our liabilities to creditors.

We have current and future liabilities to creditors. Our estimated distribution to shareholders takes into account all of our known liabilities and certain possible contingent liabilities and our best estimate of the amount reasonably required to satisfy such liabilities. As part of the wind-down process, we will attempt to settle all liabilities with our creditors. We cannot assure you that unknown liabilities that we have not accounted for will not arise, that we will be able to settle all of our liabilities or that they can be settled for the amounts we have estimated for purposes of calculating the range of distribution to shareholders. If we are unable to reach an agreement with a creditor relating to a liability, that creditor may bring a lawsuit against us. Amounts required to settle liabilities or defend lawsuits in excess of the amounts estimated by us will reduce the amount of net proceeds available for distribution to shareholders.

Shareholders could be liable to the extent of liquidating distributions received if contingent reserves are insufficient to satisfy our liabilities.

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, or if we transfer our assets to a liquidating trust and the contingency reserve and the assets held by the liquidating trust are less than the amount ultimately found payable in respect of expenses and liabilities, each shareholder could be held liable for the payment to creditors of such shareholder's pro rata portion of the deficiency, limited, however, to the amounts previously received by the shareholder in distributions from us or the liquidating trust. Accordingly, you could be required to return some or all distributions made to you. In such an event, you could receive nothing under the plan of liquidation.

If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the contingency reserve and the assets of the liquidating trust, our creditors could seek an injunction against the making of distributions under the plan of liquidation on the grounds that the amounts to be distributed are needed to provide for the payment of our expenses and liabilities. Any such action could delay or substantially diminish the cash distributions to be made to shareholders and/or holders of beneficial interests of the liquidating trust under the plan of liquidation.

Shareholders may not be able to recognize a loss for federal income tax purposes until they receive a final distribution from us.

As a result of our liquidation, for United States federal income tax purposes, shareholders will recognize gain or loss equal to the difference between (i) the sum of the amount of cash distributed to them and the aggregate fair market value at the time of distribution of any property distributed to them (including transfers of assets to a liquidating trust), and (ii) their tax basis in their shares of our capital stock. Any loss may generally be recognized only when the final distribution has been received from us.

In connection with the dissolution, our stock transfer books will close, after which it may not be possible for shareholders to trade in, or transfer, our stock.

In connection with the dissolution, we intend to delist our common stock from the NASDAQ Global Market, close our stock transfer books and discontinue recording transfers of our common stock at which time our common stock and stock certificates evidencing the common stock will not be assignable or transferable on our books except by will, intestate succession or operation of law.

We expect to terminate registration of our common stock under the Securities Exchange Act of 1934, as amended, which will substantially reduce publicly available information about our company.

Our common stock is currently registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which requires that we, and our officers and directors with respect to Section 16 of that Act, comply with certain public reporting and proxy statement requirements thereunder. Compliance with these requirements is costly and time-consuming. We anticipate that, if our shareholders approve our dissolution and plan of liquidation, in order to curtail expenses, we will, after filing a certificate of dissolution, discontinue making filings under the Exchange Act. However, we anticipate that we would continue to file with the SEC current reports on Form 8-K to disclose material events relating to our dissolution and plan of liquidation until the effectiveness of the termination of the registration of our common stock by filing a Form 15 with the Commission.

No further shareholder approval will be required.

Approval of our dissolution and plan of liquidation requires the affirmative vote of a majority of the votes cast at a meeting duly called at which a quorum is present. If our shareholders approve our dissolution and plan of liquidation, we will be authorized to cease operations, sell, license or otherwise dispose of our assets and dissolve the Company and its subsidiaries without further approval of our shareholders, unless required to do so by New Jersey law.

Our Board may abandon or delay implementation of the plan of liquidation even if approved by our shareholders.

Even if our shareholders approve our dissolution and plan of liquidation, our Board has reserved the right, in its discretion, to the extent permitted by New Jersey law, to abandon or delay implementation of the plan of liquidation, in order, for example, to permit us to pursue new business opportunities or strategic transactions.

We may be the potential target of an acquisition.

Until we dissolve and terminate registration of our common stock under the Exchange Act, we will continue to exist as a public company. We could become an acquisition target, through a hostile tender offer or other means, as a result of our business operations, non-cash assets, cash holdings or for other reasons. If we become the target of a successful acquisition, the Board could potentially decide to either delay or, subject to applicable New Jersey law, revoke our dissolution and plan of liquidation, and our shareholders may not receive any proceeds that would have otherwise been distributed in connection with the liquidation.

Our Board members may have a potential conflict of interest in recommending approval of our dissolution and plan of liquidation.

As a result of the right to acquire shares of our common stock pursuant to stock options that may be exercised, compensation and benefits payable as a result of termination of employment or other events, an indemnification insurance policy purchased for the benefit of directors and our indemnification obligations to directors, members of our Board may be deemed to have a potential conflict of interest in recommending approval of our dissolution and the plan of liquidation.

Risks Related to Our Business

If our shareholders do not approve our dissolution and plan of liquidation and we seek to continue to operate our business, the following risks will apply.

Our auditor's have expressed substantial doubt as to our ability to continue as a "going concern."

The auditors' report for our consolidated financial statements for the three years ended June 28, 2008 state that since we have ceased manufacturing products, purchasing materials and products and undertaking commitments for sales of our products, except for products that we have remaining in inventory, pending shareholder approval of our dissolution and plan of liquidation, there is substantial doubt about our ability to continue as a going concern. A "going-concern" opinion indicates that although there is substantial doubt, the financial statements have been prepared on a going-concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

If we continue to incur substantial losses, we may not have sufficient liquidity to meet our working capital needs.

Although we believe that we have sufficient working capital to fund our operations for at least the next twelve months, our ability to fund our operating requirements and maintain an adequate level of working capital and liquidity may be impaired if we continue to incur losses, fail to generate substantial growth in sales of our products or fail to control operating expenses. If our shareholders do not approve our dissolution and plan of liquidation, it is uncertain whether we will be able to generate sufficient sales of our products to meet our cash flow needs and avoid incurring continued losses. If we require funding to meet our cash flow needs, we may seek to obtain such funding through, among other things, loans or the issuance of debt or equity securities. To the extent we raise additional capital by issuing equity securities or by issuing debt that is convertible into equity, existing shareholders will experience dilution in their ownership percentage. Moreover, additional funding or capital may not be available to us on acceptable terms or at all.

We may experience liquidity issues if our reliance on financing facilities increases.

Our primary source of liquidity has been provided by our short-term investments, funds provided by the collection of accounts receivable and borrowing availability under our financing facilities. Our borrowing capacity under the import facility provided by The Hongkong and Shanghai Banking Corporation Limited ("HSBC") was reduced during calendar year 2005 from $24.0 million in January 2005 to $14.0 million in September 2005. In January 2006, the HSBC financing facilities were further reduced to an aggregate of approximately $8.2 million and we were required to provide cash deposits pledged as security in the amount of approximately $8.2 million against the facility. During fiscal 2007, we further reduced the HSBC financing facilities by $3.0 million to $5.2 million and obtained $3.0 million of alternative financing from two other Hong Kong-based financial institutions. During fiscal 2008, we eliminated one of the alternative financing facilities, leaving us with an aggregate of approximately $6.2 million with our Hong Kong-based lenders, and established a demand financing facility with The CIT Group/Commercial Services, Inc. ("CIT") for up to $15 million and a credit line with Citigroup Global Markets, Inc. ("Citigroup") with a current aggregate credit limit of $10,925,000. The CIT financing facility is secured by a first priority lien on, among other things, our America's accounts receivable and inventory and the Citigroup financing facility is secured by a first priority lien and security interest in our remaining auction rate securities. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Liquidity and Capital Resources," for additional information on our financing facilities.

On November 3, 2008, CIT notified us that an event of default existed under the CIT financing facility as a result of our press release on October 30, 2008 that we have elected to wind down operations and liquidate assets. Currently, CIT has not exercised its rights to accelerate our obligation to repay the CIT financing facility, but has temporarily discontinued making loans under the facility until it receives additional financial information regarding our dissolution and the plan of liquidation. If CIT was to demand repayment at a time when we did not otherwise have sufficient borrowing capacity or liquid assets that would enable us to repay the CIT financing facility in full, CIT would be entitled to foreclose on our America's pledged inventory. This could result in inventory being sold at a significant discount to its carrying value and could have a material adverse effect on our liquidity and our ability to fund our operations.

Due to our recent losses, we may need to increase our reliance on financing facilities, whether through our current lenders or other financial institutions and, as a result, we may face liquidity issues due to potential funding limits and debt service requirements imposed by lenders. Additionally, we may not be able to secure such financing on reasonable terms or at all. A significant increase in our indebtedness could increase our financing costs, interfere with our ability to operate our business effectively and have a material adverse effect on our financial condition and results of operations.

Continued failure of auctions of our auction rate securities can continue to affect our liquidity.

As of June 28, 2008, the carrying value of our auction rate securities was $18.5 million, of which $16.8 million were classified as "Long-term investments" on our consolidated balance sheet. Our portfolio of auction rate securities are AAA rated, long-term debt obligations secured by student loans, with approximately 100% of such collateral being guaranteed by the U.S. Government under the Federal Family Education Loan Program. Liquidity for these securities has been provided by an auction process that resets the applicable interest rate at pre-determined intervals usually every 28-35 days. In the past, the auction process allowed investors to obtain immediate liquidity, if needed, by selling the securities at face value. The current disruptions in the credit markets have adversely affected the auction market for these types of securities. As previously reported during Fiscal 2008, we have recently experienced failed auctions for certain of our auction rate securities that have gone to auction resulting in our inability to sell those securities. The auction rate securities continue to pay interest at default interest rates which are generally higher than the current market rate and there has been no change in the ratings of these securities to date. However, in certain instances the interest rate for some of the Company's auction rate securities may reset to a zero percent interest rate due to a feature of the relevant formula for determining the interest rate. To date, only a small percentage of the auction rate securities have reset to a zero percent interest rate. These securities may reset to a higher interest rate in the future. In the event that a greater percentage of the Company's auction rate securities reset to a zero percent interest rate and do not subsequently reset to a higher interest rate, it could have a material adverse effect on the Company's financial condition and results of operations.

Based on our expected operating cash flows and other sources of cash, cash equivalents and short-term investments, it is possible that the potential lack of liquidity in our auction rate security investments could adversely affect our liquidity and our ability to fund our operations. During Fiscal 2008, we received net proceeds of $6.9 million from the sale of auction rate securities at 100% of par value, of which $1.9 million was received after market uncertainties and liquidity issues arose in the market for auction rate securities. Additionally, we have experienced redemptions of approximately $1.8 million of our auction rate securities at 100% of par value subsequent to June 28, 2008 and have consented to tender $2.1 million in par value of our auction rate securities pursuant to an offer by the issuer to purchase such securities for approximately $1.9 million. However, we cannot predict whether future auctions for related to auction rate securities will be successful or whether we will otherwise be able to sell such securities. We continue to seek alternative short-term financing sources for reducing our exposure to the auction rate market, but may not be able to identify any such alternative. Although we currently have sufficient working capital to finance our operations in the near term, if our working capital is insufficient in the future and we are not able to monetize some or all of our auction rate securities or other assets at that time, it could have a material adverse effect on our ability to finance our future ongoing operations or other activities.

Continued failure of auctions of our auction rate securities or the foreclosure of our pledged auction rate securities by Citigroup may impair the value of our auction rate securities.

If any of the issuers of the auction rate securities are unable to successfully close future auctions and/or their credit ratings deteriorate and if the market values of our auction rate securities decline further, we may be required to record an additional impairment charge on these investments. Additionally, if Citigroup forecloses on our pledged auction rate securities to repay the Citigroup Facility and sells such securities at a discount to their par value, we may be required to record an other-than-temporary impairment charge on these investments. If we are required to record an other-than-temporary impairment charge on these investments, it could have a material adverse effect on our financial condition and results of operations.

We face significant risks related to the 35mm single-use and traditional film camera markets.

Based upon available third-party market research data, the 35mm single-use and traditional film camera markets are in permanent decline and both markets are expected to continue to decline further. See Item 1, Business, "Film Camera Market Trends," above.

We depend on third-party suppliers, and our net sales, gross profits and margins could be adversely affected if we encounter supplier issues and/or fail to manage supplier issues properly.

We purchase certain components from our suppliers and outsource the manufacture of certain of our 35mm single-use and traditional film camera and other products for sale to our customers worldwide. The term "components" includes film, batteries, packaging and any other items used in the manufacture of our products by our company or outsourced manufacturers. Our manufacturing, sales and distribution operations depend on our ability to anticipate our needs for components and products and our suppliers' ability to deliver sufficient quantities of quality components and products at reasonable prices in time to meet critical manufacturing, sales and distribution schedules. Given the variety of products that we offer and might offer in the future, the dispersal of our suppliers and outsourced manufacturers across the globe, the diminishing number of our suppliers of certain components and the long lead times that are required to manufacture, assemble and deliver certain components and products, adverse circumstances, issues and problems could arise in planning production, procurement and managing inventory levels that could negatively impact our business and increase our financial exposure and risk. Since we have suspended purchases of materials and components pending our shareholders' vote on our dissolution and plan of liquidation, it is not certain whether we will be able to resume purchasing materials and components from our suppliers, or what the terms of such purchases will be, if our shareholders do not approve our dissolution and plan of liquidation and we seek to continue to operate our business. Other supplier problems that we could face include component and product shortages, excess supply and risks related to fixed-price contracts that would require us to pay more than the open market price, as more fully described below.

      o Supply shortages. We may experience a shortage of supply of, or a delay in receiving, certain components and products as a result of strong demand, capacity constraints, diminishing sources of supply or other problems experienced by suppliers. If shortages or delays occur or persist, the price of these components and products may increase, we may be exposed to quality issues or the components and products may not be available at all. We may not be able to secure enough components and/or products at reasonable prices or of acceptable quality to build, sell and distribute new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue, gross profits and margins could suffer as we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we may have to re-engineer and/or seek other sources for some components and products, resulting in additional costs, delays or insufficient supply of products for our customers. The number of film suppliers has diminished and we currently rely on our two major competitors in the 35mm single-use camera market to supply all of the film used in the manufacture of our single-use cameras. If either of these suppliers reduces or eliminates its supply of film to us and we are unable to secure film from alternative sources at reasonable prices or of acceptable quality, we will not be able to manufacture the quantities of 35mm single-use cameras necessary to fulfill our customer orders and our financial condition and results of operations would be materially adversely affected.

      o Oversupply. In order to secure products or components for the production of products, at times we may make advance payments to suppliers or might purchase components in advance of forecasted requirements, or we may enter into non-cancelable commitments with suppliers. If we fail to properly anticipate customer demand, an oversupply of products and/or components could result in excess or obsolete inventory. Our announcement of the recommendation of our dissolution and the adoption of a plan of liquidation by our Board will likely result in the loss of many, if not all, of our customers, including our major customers and may increase our risk of excess or obsolete inventory. This excess or obsolete inventory may result in lowering the carrying value of these components and/or products by recording an inventory charge which could adversely affect our gross profits and margins.

      o Long-term pricing commitments. As a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components and/or products at prices that are higher than those available in the current market and be limited in our ability to respond to changing market conditions. In the event that we become committed to purchase components and/or products in advance of forecasted requirements and/or for prices in excess of the current market price, we may be at a disadvantage to competitors who have access to components and/or products at the times required and/or at lower prices. This excess in component purchases and in purchase price over current market price may result in lowering the carrying value of those components and/or products by recording an inventory charge that could adversely affect our gross profits and margins. Pending our shareholders' vote on our dissolution and plan of liquidation, we have ceased making such component purchase commitments.

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

The warehousing and distribution services for our (i) United States and Latin American inventory is handled from two distribution facilities operated by third-party service providers in San Pedro, California and Memphis, Tennessee; and (ii) European inventory is currently handled from a distribution facility operated by a third-party service provider in the United Kingdom. Our products are prepared for shipment and shipped to our customers by such third-party service providers from these distribution facilities. Any failure by these third-party service providers to maintain a regular flow of products from us to our customers or any significant interruption in the business of these service providers or the operation of these distribution facilities due to natural disasters, accidents, system failures, work stoppages or other causes would have a material adverse effect on our business, financial condition and results of operations. Our third-party distribution facility in the United Kingdom has proposed an increase in the costs for their services due to the decrease in volume of our business with such provider. If the cost of the services with any of our third-party distribution facilities increases, our gross profits and margins could decrease. Additionally, our announcement of the approval of our dissolution and plan of liquidation by our Board and the likely resultant loss of many, if not all, of our customers, including our major customers, may result in the loss of services provided by one or more of our third-party distribution facilities due to the decrease in volume of our business.

The camera and photographic products industry is highly competitive.

As a manufacturer, marketer and distributor of 35mm single-use and traditional film cameras, we encounter intense competition from a number of companies, including, without limitation, Fuji, Kodak and other 35mm single-use camera manufacturers, each of which has or may have longer operating histories, more established markets, better brand recognition, more extensive facilities and, in some cases, greater resources than we have. Maintaining a competitive advantage against our competitors depends on our ability to develop and manufacture or purchase from outsourced manufacturers high quality cameras at the lowest cost and our ability to market and sell cameras profitably. These competitive pressures may result in decreased sales volumes, price reductions, and/or increased operating costs, such as for marketing and sales incentives, resulting in lower revenues, gross margins and income.

We are dependent on a small number of customers.

We have a small number of customers that represent a high percentage of our revenues. Our products are sold in very competitive markets. Our competitors may adopt more aggressive policies and devote greater resources to the development, promotion and sale of their products, which could result in a loss of sales or of customers. The loss of sales or of one or more of these important customers could have a material adverse effect on our business, results of operations and financial condition. The loss of Wal-Mart or Walgreens as customers would have a material adverse effect on our financial condition and results of operations. Our announcement of the recommendation of our dissolution and the adoption of a plan of liquidation by our Board and our decision to cease manufacturing and undertaking commitments for sales of our products except for products that we have remaining in inventory pending our shareholders' vote on our dissolution and the plan of liquidation, will likely result in the loss of many, if not all, of our customers, including Wal-Mart, Walgreens and other important customers.

We are exposed to credit risk associated with sales to our customers.

We sell a significant number of products to a small number of customers. Receivables arising from these sales are generally not collateralized. We monitor the creditworthiness of our customers and review outstanding receivable balances for collectibility on a regular basis and record provisions for doubtful accounts, sales allowances and sales returns, as necessary. If we are unable to collect or timely collect outstanding receivables from our customers or our customers seek protection from their creditors under the federal bankruptcy code or applicable foreign bankruptcy regulations, our business and results of operations may be materially adversely affected. One or more of our customers may withhold or delay payment of outstanding receivables after our announcement of the recommendation of our dissolution and the adoption of a plan of liquidation by our Board.

Our strategies may not succeed.

During the normal course of our business, we evaluate, develop and implement various short-term and long-term business strategies. These strategies required, and may continue to require, significant financial and human resources. If our shareholders do not approve our dissolution and plan of liquidation, we will explore the alternatives and strategies, if any, then available to our company. There can be no assurance that any such strategies, if implemented, will be successful. The failure of such strategies could have a material adverse effect on our business.

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

We have previously identified material weaknesses in our internal control over financial reporting and they all were remediated as of June 30, 2007. We may, however, experience significant deficiencies and material weaknesses in our internal control over financial reporting in the future, which, if not remediated, may render us unable to detect in a timely manner misstatements that could occur in our financial statements in amounts that may be material and which may require significant financial and human resources to address and remediate. Our announcement of the recommendation of our dissolution and the adoption of a plan of liquidation by our Board may result in the loss of certain of our employees, which may impact our ability to detect in a timely manner misstatements that could occur in our financial statements in amounts that may be material.

For a discussion of our remediation efforts, see Item 9A, Controls and Procedures, below and the periodic reports that we previously filed with the SEC.

We may not continue to meet NASDAQ listing standards regarding minimum per-share prices.

On February 19, 2008 and October 1, 2008, we received deficiency notices from NASDAQ indicating that we did not file our Quarterly Report on Form 10-Q for the period ended December 28, 2007 and our Annual Report on Form 10-K for the period ended June 28, 2008, respectively, and, therefore, we were not in compliance with NASDAQ Marketplace Rule 4310(c)(14). The letters stated that our common stock would be subject to delisting unless we requested a hearing before a NASDAQ Listing Qualifications Panel. Since we filed our Quarterly Report on Form 10-Q for the period ended December 28, 2007 on March 31, 2008, Nasdaq notified us that at that time, we were in compliance with the listing requirements. With respect to the delay in filing our Annual Report on Form 10-K for the period ended June 28, 2008, we have requested a hearing before a NASDAQ Listing Qualifications Panel. The hearing is currently scheduled for November 20, 2008. Pending the Panel's decision, our common stock will remain listed. However, there can be no assurance the Panel will grant our request for continued listing.

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

We cannot give investors in our common stock any assurance that we will be able to continue to timely file our annual and quarterly reports with the SEC or maintain compliance with the $1.00 per-share minimum price requirement for continued listing on NASDAQ or that our stock will not be de-listed by NASDAQ. If our shareholders approve our dissolution and plan of liquidation, we will request that our common stock be delisted from the NASDAQ Global Market.

The market price of our common stock may fluctuate and/or continue to decline.

The stock markets have experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many companies and that often have been unrelated or disproportionate to the operating results of such companies. These broad market movements may adversely affect the market price of our common stock. In many instances, securities class action litigation has been instituted following periods of volatility in the market price of a company's securities. Such litigation was previously instituted against us. If such litigation is again instituted against us, it could result in substantial costs and a diversion of management's attention and resources, which could harm our business. See Item 3, Legal Proceedings, below and Note 15, Litigation and Settlements, in the Notes to Consolidated Financial Statements.

Our future income tax rates could increase and our tax positions may be challenged.

A number of factors will affect our income tax rate in the future, and the combined effect of these factors could result in an increase in our effective income tax rate as compared to our effective income tax rate in fiscal 2008. This potential increase in future effective income tax rates would adversely affect net income in future periods. We operate in different countries that have different income tax rates. Based upon our apportionment of income, our effective income tax rate could fluctuate. Changes in income tax laws in the United States or countries where we presently have operations may further limit our ability to utilize our net operating losses. Any further limitation on our ability to utilize our net operating losses could adversely affect our financial condition and results of operations.

Our cost-reduction initiatives may not be successful.

As a result of our continued evaluation of our cost structure and our announcement of the recommendation by our Board of our dissolution and the adoption of a plan of liquidation, we reduced certain costs including, among other things, employee costs as a result of our eliminating certain employee positions and reducing the size of our operations in the Americas, Europe and Asia. The expected benefits from these initiatives are subject to many estimates and assumptions, including, but not limited to, assumptions regarding (i) the amount and timing of cost reductions we can achieve; (ii) our ability to develop and maintain relationships with outsourced manufacturers for the design, co-development and purchase of our products; (iii) our ability to meet customer demands and fulfill customer service obligations; and (iv) the costs and timing of activities undertaken in connection with these initiatives. These estimates and assumptions are subject to significant economic, competitive and other uncertainties that are difficult to predict and beyond our control. If these assumptions are not realized, or if other unforeseen events occur, the initiatives may not be successful and our financial condition, results of operations and ability to compete could be adversely affected. See Note 18, Other Charges, in the Notes to Consolidated Financial Statements.

The termination of our processing agreement with the PRC would disrupt our operations.

Our operations are substantially dependent upon our ability to manufacture and assemble our products in the PRC. Our current processing agreement with the PRC governmental entities, which allows us to operate in the PRC, expires in October 2016. As a result of our Board's recommendation of our dissolution and the adoption of a plan of liquidation, we have provided the required twelve months notice of termination of the processing agreement to the PRC governmental entities. If our shareholders do not approve our dissolution and plan of liquidation, and we cannot enter into an arrangement that will permit us to continue to operate in the PRC under similar terms and conditions, our financial condition, results of operations and ability to carry on our business could be materially adversely affected.

Most of our operations in the PRC are subject to regulation by local governmental agencies.

The continuing viability of our PRC agreements is critical to our business operations. We manufacture a large number of the components used in our cameras and assemble all of our own manufactured finished products at our facility in the PRC. During fiscal 2008, based upon production demand, we had approximately 1,300 to 3,300 workers at our manufacturing facility in the PRC either employed by our PRC subsidiary or provided through our agreements with various PRC government or quasi-government entities. We are responsible for their wages, food and housing and must comply with a variety of local labor and employee benefit laws covering these workers. While we believe we are in substantial compliance with applicable laws as currently enforced, these laws are subject to modification and interpretation by local governmental authorities. We cannot predict the effect of any future modifications to or strict enforcement of the existing laws. In addition, the termination or material modification of any of our agreements with the PRC governmental or quasi-government entities could have a material adverse impact on our financial condition and results of operations. Since we have ceased manufacturing our products pending our shareholders' vote on our dissolution and plan of liquidation, we have terminated the employment of many of the workers at our manufacturing facility. If our shareholders do not approve our dissolution and plan of liquidation and we seek to continue to operate our business, it is uncertain whether we will be able to rehire sufficient, qualified workers to resume our manufacturing operations and what the terms of the agreements with the PRC government or quasi-government entities will be.

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

We are reliant on certain authorizations by the PRC to import materials used in the manufacture of our products into our manufacturing facility. Our current authorizations expire between January 13, 2009 and April 8, 2009 and include limitations on our ability to import certain materials into the PRC. We are uncertain whether further authorizations will be issued or what the terms of any such further authorization will be. If our shareholders do not approve our dissolution and plan of liquidation, our inability to obtain further authorizations on reasonable terms, although not expected to impact our ability to manufacture our products, may have a material adverse effect on our results of operations.

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

Based on our initial assessment of these two claims, infringement of one or more patents is probable if the patents are valid. Based upon the licensing discussions to date, we preliminarily estimate the potential royalties due to these two claimants for digital camera sales through June 28, 2008 to be between $0 and approximately $6.7 million in the aggregate. The actual royalty amounts, if any, for past and future sales are dependent upon the outcome of the negotiations. We have notified certain of our suppliers of our right to be indemnified by the suppliers in the event we are required to pay royalties or damages to either claimant. We are unable to reasonably estimate the amount of the potential loss, if any, within the range of estimates relating to these claims. Accordingly, no amounts have been accrued related to these claims as of June 28, 2008. If these or other claims are determined to be valid, our financial condition and results of operations could be materially adversely affected.

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

We currently market and sell our branded single-use and traditional film camera products under the Polaroid brand name pursuant to license agreements with Polaroid which expire on February 1, 2009 and January 30, 2009, respectively. We have engaged in discussions with Polaroid regarding the renewal of the single-use camera license agreement, but have suspended these discussions pending our shareholders' vote on our dissolution and plan of liquidation. If our shareholders do not approve our dissolution and plan of liquidation, it is uncertain whether we will be able to renew the single-use camera license agreement. If the single-use camera license agreement is terminated prior to its expiration or if we are unable to renew it upon its expiration, our sales volumes and/or prices will decrease, resulting in lower revenues, gross margins and income and our financial condition and results of operations would be materially adversely affected.

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

Our business is managed by a small number of key management and operating personnel. The loss of key management and operating personnel could have a material adverse impact on our business. We believe our future success will depend in large part on our continued ability to attract highly skilled and qualified personnel. Competition for such personnel is intense. We may not be able to hire the necessary personnel to implement our business strategies, or we may need to pay higher compensation for employees than currently budgeted and/or anticipated in the future. Our inability to attract and retain such personnel could have a material adverse effect on our business, financial condition and results of operations.

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

Our business depends in part on our ability to successfully anticipate and effectively manage these and other risks. Additionally, we are uncertain what impact our announcement of the approval of our dissolution and plan of liquidation by our Board will have on these risks or what the impact of these risks might be if our shareholders do not approve our dissolution and plan of liquidation and we seek to continue to operate our business. We cannot assure you that such risks will not have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

In Hollywood, Florida, we lease approximately 20,000 square feet of office space. The lease expires on January 31, 2014. As of August 1, 2006, we sublet approximately 5,500 square feet of our office space. However, in January 2008, our subtenant filed for bankruptcy protection and, in May 2008, the bankruptcy court approved the subtenant's rejection of the sublease. In January 2008, we exercised our right to accelerate the termination of the lease to January 31, 2009. We have engaged in discussions with the landlord regarding a lease for a smaller portion of the office space as of February 1, 2009.

In Hong Kong, we lease approximately 6,600 square feet of office space occupying one floor under a lease expiring in November 2009 and lease a warehouse comprised of approximately 1,760 square feet under a lease expiring November 30, 2008. During fiscal year 2008, we sold our Hong Kong office space occupying one floor that was previously collateralized by a mortgage in favor of a certain financing facility. For more information on the financing facility, see Note 9, Short-Term Borrowings and Financing Facilities, in the Notes to the Consolidated Financial Statements. The land on which the office building is situated is subject to a governmental ground lease that will expire in 2047.

The leases for office space in the United Kingdom, France, Germany and Japan were terminated as of July 31, 2008, May 31, 2007, December 15, 2006 and September 29, 2006, respectively.

In the PRC, we own manufacturing facilities in the Longgang District of Shenzhen and we lease several employee dormitories and warehouse space. The size of the entire facility is approximately 600,000 square feet. Pursuant to land use agreements entered into with certain PRC governmental entities, we obtained the title and rights to use approximately eight acres of land for factory buildings, dormitories and related ancillary buildings. Under the land use agreements, we have the right to use the land through September 22, 2038. At the end of the term, a PRC governmental entity will own the facilities and we may have the right to extend the usage term of the land and improvements at then prevailing terms. We are actively marketing our PRC building and land rights for sale and have classified these assets as "Assets held for sale" in the Consolidated Financial Statements. See Note 7, Property, Plant and Equipment, Net in the Notes to the Consolidated Financial Statements.

We also lease a 13,700 square feet warehouse in Fort Lauderdale, Florida that we previously used to warehouse and distribute products. We sublet this space to a subtenant through the expiration of the lease in January 2009.

We believe that our facilities will be adequate to meet our requirements at least through fiscal 2009.

Item 3. Legal Proceedings.

In September 2004, a class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be holders of the Company's Common Stock. In August 2005, an amended consolidated complaint (the "Amended Complaint") was filed adding a former officer of the Company as a defendant. The lead plaintiff under the Amended Complaint sought to act as a representative of a class consisting of all persons who purchased the Company's Common Stock during the period from August 14, 2003 through

August 31, 2004, inclusive. On March 23, 2007, the court granted the plaintiff's motion for class certification and certified as plaintiffs all persons who purchased the Common Stock between August 14, 2003 and August 31, 2004, inclusive, and who were allegedly damaged thereby (the period August 14, 2003 through August 31, 2004 hereinafter referred as the "Class Period"). The allegations in the Amended Complaint were centered around claims that the Company failed to disclose, in periodic reports it filed with the SEC and in press releases it made to the public during the Class Period regarding its operations and financial results, (i) the full extent of the Company's excess, obsolete and otherwise impaired inventory; (ii) the departure from the Company of the aforementioned former officer defendant until several months after his departure; and (iii) that Eastman Kodak Company ("Kodak") had notified the Company that it would stop purchasing cameras from the Company under its two DMS contracts with the Company due to the Company's alleged infringement of Kodak's patents. The Amended Complaint also alleged that the Company improperly recognized revenue contrary to generally accepted accounting principles due to an alleged inability to reasonably estimate digital camera returns. The Amended Complaint claimed that such failures artificially inflated the price of the Common Stock. The Amended Complaint sought unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. On November 15, 2007, a Stipulation and Agreement of Settlement was filed with the court and on June 19, 2008, the court issued a final order approving the settlement set forth in the Stipulation and Agreement of Settlement and dismissing the case with prejudice. The Company sought coverage from its insurance carrier for this lawsuit under its directors' and officers' liability insurance policy and the insurance carrier defended the action under a reservation of rights. The settlement amount is within the policy limits and was approved and paid by the Company's insurance carrier. In a letter dated November 19, 2004, the Company was advised by the staff of the SEC that it is conducting an investigation related to the matters described above. The Company has provided the requested information to the staff of the SEC and has not received any further communication from the SEC with respect to its request since the Company last responded in May 2005.

On November 16, 2004, a shareholder derivative suit was filed against certain of the Company's current and former officers and directors, and the Company as a nominal defendant, in the United States District Court for the District of New Jersey by an individual purporting to be a holder of the Company's Common Stock. The complaint alleged that the individual defendants breached their duties of loyalty and good faith by causing the Company to misrepresent its financial results and prospects, resulting in the class action complaint described in the immediately preceding paragraph. The complaint sought unspecified damages, repayment of salaries and other remuneration from the individual defendants, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. In March 2005, the court granted a motion by the individual defendants and the Company to transfer the action to the United States District Court for the Southern District of Florida where the related class action suit was pending. In May 2005, the court consolidated this case with the related class action suit for discovery purposes only. On March 6, 2008, a Stipulation and Agreement of Settlement was filed with the court and on June 19, 2008, the court issued a final order approving the settlement set forth in the Stipulation and Agreement of Settlement and dismissing the case with prejudice. The Company sought coverage from its insurance carrier for this lawsuit under its directors' and officers' liability insurance policy and the insurance carrier defended the action under a reservation of rights. The settlement amount is within the policy limits and was approved and paid by the Company's insurance carrier.

Pursuant to the Company's Certificate of Incorporation, as amended, the personal liability of the Company's directors is limited to the fullest extent permitted under the New Jersey Business Corporation Act ("NJBCA"), and the Company is required to indemnify its officers and directors to the fullest extent permitted under the NJBCA. In accordance with the terms of the Certificate of Incorporation and the NJBCA, the Board of Directors approved the payment of expenses for each of the current and former officers and directors named as defendants (the "individual defendants") in the above described class action and derivative action litigations (collectively, the "actions") in advance of the final disposition of such actions. The individual defendants executed and delivered to the Company written undertakings to repay the Company all amounts so advanced if it was ultimately determined that the individual defendants were not entitled to be indemnified by the Company under the NJBCA.

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

In June 2006, St. Clair Intellectual Properties Consultants, Inc. filed a patent infringement complaint against 22 defendants, including the Company, in the United States District Court for the District of Delaware. The complaint asserted that the defendants conducted activities which infringe U.S. Patent Nos. 5,138,459, 6,094,219, 6,233,010 and 6,323,899. The complaint sought injunctive relief, unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The proceedings in this action against the Company and the other defendants were stayed by the court until further order of the court. On October 16, 2008, the Court granted the plaintiff's motion to lift the stay. It is too early to assess the probability of a favorable or unfavorable outcome or the loss or range of loss, if any, and, therefore, no amounts have been accrued relating to this action. The Company is assessing potential claims of indemnification against certain of its suppliers with respect to this action.

The Company is also involved from time to time in routine legal matters incidental to its business. Based upon available information, the Company believes that the resolution of such matters will not have a material adverse effect on its financial position or results of operations. Our announcement of the recommendation by our Board of our dissolution and the adoption of a plan of liquidation and/or the implementation of such plan if it is approved by our shareholders may give rise to legal claims, which may have a material adverse effect on our financial position and results of operation.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on the NASDAQ Stock Market LLC under the symbol "LENS" since July 12, 1988. The following table shows, for each quarter in fiscal 2008 and fiscal 2007, the high and low sales prices per share of our common stock as reported by the NASDAQ Global Market.

On October 26, 2006, our Board approved, without action by the shareholders, a Certificate of Amendment to our Certificate of Incorporation to implement a one-for-five split of our common stock with an effective date of November 21, 2006. All shares of common stock and per-share and related stock option amounts have been retroactively adjusted for the reverse stock split in the accompanying financial tables and selected financial data.

           Quarter Ended                     High    Low
           -------------                     ----    ---
           June 28, 2008                    $3.94   $3.18
           March 29, 2008                   $4.44   $2.21
           December 29, 2007                $3.74   $2.63
           September 29, 2007               $4.59   $2.76

           June 30, 2007                    $4.88   $3.97
           March 31, 2007                   $5.40   $4.28
           December 30, 2006                $5.00   $2.20
           September 30, 2006               $3.35   $2.10

On November 3, 2008, the last reported sale of our common stock as reported on the NASDAQ Global Market was at $2.00 per share. According to the records of our transfer agent, there were 828 shareholders of record of Concord's common stock at November 3, 2008. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

In a press release dated February 12, 2008, we announced that we were delaying the filing of our Quarterly Report on Form 10-Q for the second quarter of fiscal 2008. In that press release, we explained that our Special Committee that was established to explore strategic alternatives for us was nearing the conclusion of its work and expected to make its recommendations to the Board within approximately the next sixty days. Because certain of the strategic alternatives being considered by the Special Committee could have impacted our financial statements, we explained that we were delaying the filing of our Form 10-Q for the second quarter of fiscal 2008 until the Special Committee made its recommendations to the Board and the Board determined whether or not to implement such recommendations. On February 19, 2008, we received a notice from NASDAQ indicating that our securities were subject to delisting due to our failure to file our Quarterly Report on Form 10-Q for the second quarter of fiscal 2008. On March 31, 2008, we filed our Quarterly Report on Form 10-Q for the second quarter of fiscal 2008 with the SEC and NASDAQ, thereby regaining compliance with all requirements for continued listing on the NASDAQ Global Market. On April 1, 2008, we received a notice from NASDAQ indicating that our filing delinquency resulting from our delay in filing our Quarterly Report on Form 10-Q for the second quarter of fiscal 2008 had been cured and therefore, our securities would remain listed on the NASDAQ Global Market.

In a press release dated October 7, 2008, we announced that we received a notice from NASDAQ on October 1, 2008 indicating that our securities were subject to delisting due to our failure to file our Annual Report on Form 10-K for the fiscal year ended June 28, 2008. Upon our filing of this Annual Report on Form 10-K for the fiscal year ended June 28, 2008 with the SEC and NASDAQ, we will have regained compliance with all requirements for continued listing on the NASDAQ Global Market. We have requested a hearing before a NASDAQ Listing Qualifications Panel. The hearing is currently scheduled for November 20, 2008. Pending the Panel's decision, our common stock will remain listed. However, there can be no assurance that the Panel will grant our request for continued listing. If our shareholders approve our dissolution and plan of liquidation, we intend to delist our common stock from the NASDAQ Global Market, close our stock transfer books and discontinue recording transfers of our common stock.

Dividend Policy

The Company has never declared or paid any cash dividends. If our shareholders approve, and we implement, the dissolution and plan of liquidation, we expect to make liquidating distributions to our shareholders in the future. See "Item 1A. Risk Factors" above.

Stock Repurchase

We did not repurchase any of our shares during fiscal 2008.

Comparative Stock Performance

The following graph and table compare the cumulative total shareholder return in U.S. dollars on our common stock for the years ended June 30, 2003 through June 30, 2008 with The NASDAQ Stock Market LLC - U.S. Index and a seven-company peer group based on SIC Code 3861 (Photographic Equipment and Supplies) for the same periods. The graph and table assume an investment of $100 in our common stock, in the NASDAQ Index and in the peer group on June 30, 2003 and the reinvestment of all dividends. The peer group cumulative total return is calculated on a weighted average basis. The stock performance shown is not intended to forecast, and may not be indicative of, future stock performance.

                                [GRAPHIC OMITTED]

                                                        6/03       6/04           6/05           6/06           6/07           6/08
                                                        ----       ----           ----           ----           ----           ----
                                                                                       (dollars)
Concord Camera Corp.                                    $100      $47.41         $17.96          $9.20         $13.07         $10.29
Nasdaq Stock Market - U.S. Index                        $100     $128.30        $129.70        $140.43        $169.61        $149.93
Peer Group Index                                        $100     $116.86        $117.42        $153.46        $191.02        $163.03

Item 6. Selected Financial Data.

On October 29, 2008, our Board voted to adopt a plan of dissolution and liquidation subject to shareholder approval. The information presented herein does not include any adjustments necessary to reflect the possible future effects on the recoverability of the assets or settlement of liabilities that may result from adoption of the plan of dissolution and liquidation or our potential inability to complete such a plan in an orderly manner. See Note 1, Liquidation Proposal and Going Concern, in the Notes to Consolidated Financial Statements for further discussion.

(Dollars in thousands, except per share data)

                                                                                As of and for the
                                                                               Fiscal Years Ended
                                                 -------------------------------------------------------------------------------
STATEMENTS OF                                    June 28,         June 30,          July 1,           July 2,           July 3,
OPERATIONS DATA:                                   2008             2007             2006              2005              2004
                                                 --------         --------         ---------         ---------         ---------
Net sales                                        $ 74,149         $ 86,653         $ 137,529         $ 174,348         $ 203,132

Cost of products sold                              66,613           77,452           122,928           180,130           188,954
                                                 --------         --------         ---------         ---------         ---------

Gross profit (deficit)                              7,536            9,201            14,601            (5,782)           14,178

Operating expenses                                 22,006(a)        22,584            34,873            39,794            43,426(b)
                                                 --------         --------         ---------         ---------         ---------

Operating loss                                    (14,470)         (13,383)          (20,272)          (45,576)          (29,248)

Interest expense                                      501              336               374               931               715

Other income, net                                  (1,566)          (1,999)           (1,142)           (1,770)             (500)
                                                 --------         --------         ---------         ---------         ---------

Loss before income taxes
and extraordinary item                            (13,405)         (11,720)          (19,504)          (44,737)          (29,463)

(Benefit) provision for income taxes                 (798)               6               107               186             7,537
                                                 --------         --------         ---------         ---------         ---------

Loss before extraordinary item                    (12,607)         (11,726)          (19,611)          (44,923)          (37,000)

Extraordinary gain                                     --               --                --                --             5,778(c)
                                                 --------         --------         ---------         ---------         ---------

Net loss                                         $(12,607)        $(11,726)        $ (19,611)        $ (44,923)        $ (31,222)
                                                 ========         ========         =========         =========         =========

Net loss per common share:

Basic and diluted:

Loss before extraordinary item                   $  (2.13)        $  (1.99)(d)     $   (3.36)(d)     $   (7.70)(d)     $   (6.45)(d)

Extraordinary gain                                     --               --                --                --              1.00(d)
                                                 --------         --------         ---------         ---------         ---------

Loss per common share                            $  (2.13)        $  (1.99)        $   (3.36)        $   (7.70)        $   (5.45)
                                                 ========         ========         =========         =========         =========

BALANCE SHEET DATA:

                                                                               As of and for the
                                                                              Fiscal Years Ended
                                                  ----------------------------------------------------------------------------
                                                   June 28,        June 30,        July 1,           July 2,          July 3,
                                                     2008            2007            2006              2005             2004
                                                  ---------       ---------       ---------         ---------        ---------
Working capital                                   $  16,931       $  39,019       $  46,843         $  61,761        $ 100,603
                                                  =========       =========       =========         =========        =========

Total assets                                      $  70,602       $  82,504       $ 104,742         $ 146,756        $ 189,517
                                                  =========       =========       =========         =========        =========

Total debt                                        $  17,621       $   2,756       $      --         $   2,936        $   9,170
                                                  =========       =========       =========         =========        =========

Total stockholders' equity                        $  33,902       $  51,644       $  62,967         $  82,303        $ 127,125
                                                  =========       =========       =========         =========        =========

(a)   Includes $5.9 million of asset impairment charges.

(b) Includes $0.7 million of variable stock-based compensation income. For further discussion, see Note 2 and Note 13, Description of Business and Summary of Significant Accounting Policies and Stock Option Plans, respectively, in the Notes to Consolidated Financial Statements.

(c) Represents the excess of estimated fair value of net assets acquired over cost (negative goodwill) for the Jenimage acquisition.

(d) On October 26, 2006, our Board approved, without action by the shareholders, a Certificate of Amendment to our Certificate of Incorporation to implement a one-for-five split of our common stock with an effective date of November 21, 2006. All issued shares of our common stock (including treasury shares and shares held in trust) and per-share and related stock option amounts have been retroactively adjusted for the reverse stock split in the accompanying selected financial data.

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

References to fiscal 2008, fiscal 2007 and fiscal 2006 in this section are to fiscal years ended June 28, 2008, June 30, 2007 and July 1, 2006, respectively.

                                    OVERVIEW

We market and sell easy-to-use 35mm single-use and traditional film cameras. We design, develop, manufacture and assemble most of our 35mm single-use cameras and certain of our traditional film cameras at our manufacturing facilities in the Peoples Republic of China ("PRC") and outsource the manufacture of certain of our 35mm single-use and traditional film cameras. In fiscal 2006, we significantly de-emphasized the sale of digital cameras and, in fiscal 2007, we exited the digital camera market. Digital camera sales in fiscal 2007 were not material and we did not sell digital cameras in fiscal 2008. We sell our private label and brand-name products to our customers worldwide either directly or through third-party distributors.

Throughout fiscal 2008, we assessed our ability to continue manufacturing, marketing and/or selling single-use cameras. We determined that it would not be advisable to continue our business as a small public company based on a number of factors, including the continuing single-use and traditional film camera market decline, both in unit volumes and selling prices, the increased cost of certain components and labor, the significant competition in this industry, the lack of market acceptance of our new non-camera products, the likelihood that we would continue to incur significant net losses for an extended period of time, and, that even if successful, the realization of significant returns on our investments in the film camera business or new products was uncertain and could take years to achieve.

Accordingly, based on the Special Committee's review of strategic alternatives and recommendation, on October 29, 2008, our Board recommended our dissolution and the adoption of a plan of liquidation. The dissolution and plan of liquidation are subject to approval by our shareholders at the Annual Meeting which is expected to be held in December 2008. Before we can hold the meeting, we must file our preliminary proxy statement with the SEC for its review. We expect to file our preliminary proxy statement concurrently with this annual report. The filing will be available for free on the SEC web site. Once the SEC review process is complete, we will mail a copy of the definitive proxy statement to our shareholders, together with instructions on voting procedures.

If our shareholders approve our dissolution and the plan of liquidation, we will file a certificate of dissolution with the Department of Treasury of the State of New Jersey. Thereafter, we will not engage in any business activities except for the purpose of preserving the value of our assets, prosecuting and defending lawsuits by or against us, winding up our business and affairs, selling and monetizing our properties and non-cash assets, including our intellectual property and other intangible assets, paying or otherwise settling our liabilities, including contingent liabilities, terminating commercial agreements and relationships and preparing to make distributions to our shareholders, in accordance with the plan of liquidation.

If our shareholders do not approve our dissolution and the plan of liquidation, our Board will explore the alternatives then available for the future of our Company. We believe the value of our business will be materially adversely impacted after the announcement of the recommendation by our Board of our dissolution and the adoption of a plan of liquidation. In particular, pending our shareholders' vote on our dissolution and plan of liquidation, we have ceased manufacturing products, purchasing materials and products and undertaking commitments for sales of our products except for products that we have remaining in inventory and, as a result, we believe that many, if not all, of our customers, including our major customers, will transition their business to our competitors. These factors raise substantial doubt about our ability to continue as a going concern. Consequently, our independent registered public accounting firm has included an explanatory paragraph in their report addressing these factors. Therefore, if our shareholders do not approve our dissolution and plan of liquidation, we will not be able to continue to operate our business as it existed prior to our Board's recommendation of our dissolution and the adoption of a plan of liquidation and may not be able to operate our business at all.

Executive Summary

Year-over-Year Results of Operations

Our operating loss in fiscal 2008 increased $1.1 million to $(14.5) million as compared to an operating loss of $(13.4) million for fiscal 2007. The increase in our year-over-year operating loss is primarily related to a decrease in gross profit and an increase in general and administrative expenses, together, partially offset by a decrease in selling expenses.

Year-over-year gross profit decreased by a net of $1.7 million primarily due to
(i) asset impairment charges of $2.5 million related to certain long-lived assets, (ii) an increase of $0.2 million in severance costs, (iii) a decrease of $1.3 million related to a decrease in year-over-year sales, together, partially offset by (iv) a decrease of $2.3 million related to unfavorable manufacturing material, labor, and overhead cost variances.

Year-over-year selling expenses decreased a net of $1.8 million due to (i) lower freight and royalty costs in the amount of $0.4 million and $0.3 million, respectively, as a result of a decrease in year-over-year net sales, (ii) lower marketing costs in the amount of $0.4 million, (iii) lower selling-related employee compensation costs in the amount of $0.3 million net of severance charges resulting from the elimination of certain positions in connection with our cost reduction initiatives, and (iv) lower selling-related occupancy and other costs in the amount of $0.4 million.

Year-over-year general and administrative ("G&A") expenses increased a net of $1.2 million primarily due to (i) asset impairment charges of $3.4 million related to the lowering of the carrying values related to certain long-lived and other assets, (ii) an increase in professional fees of $1.0 million incurred in support of our cost reduction initiatives and our evaluation of strategic alternatives related to the Special Committee's activities, together, partially offset by (iii) a decrease in employee compensation costs of $1.6 million net of severance costs resulting from the elimination of certain positions in connection with our cost reduction initiatives, (iv) a reduction in professional fees of $0.9 million related to our internal control remediation efforts, and
(v) a net reduction of certain other costs totaling $0.7 million.

Fiscal 2008 Results of Operations

Factors contributing to the fiscal 2008 operating loss were:

      1.    Asset Impairment Charges;

      2. Insufficient Net Sales and Related Gross Profit to Fully Absorb Non-Manufacturing Overhead Costs;

      3.    Unfavorable Manufacturing Material, Labor and Overhead Cost
            Variances;

      4.    Severance Costs; and

      5. Costs Incurred Related to the Evaluation of Cost Reduction and Strategic Alternatives.

1. Asset Impairment Charges

During fiscal 2008, we lowered the carrying values of certain long-lived and other assets based upon the results of our impairment test of our long-lived and other assets as of June 28, 2008. As a result, we recorded asset impairment charges of $5.9 million. See Note 18, Other Charges, in the Notes to the Consolidated financial Statements.

2. Insufficient Net Sales and Related Gross Profit to Fully Absorb Non-Manufacturing Overhead Costs

During fiscal 2008, we experienced a significant decrease in net sales and related gross profit resulting in insufficient gross profit to fully absorb our non-manufacturing overhead costs. This net sales and related gross profit reduction contributed approximately $4.7 million to the operating loss.

3. Unfavorable Manufacturing Material, Labor and Overhead Cost Variances

During fiscal 2008, we experienced unfavorable manufacturing material, labor and overhead cost variances of $1.8 million primarily attributable to lower than anticipated production volume during the period.

4. Severance Costs

During fiscal 2008, we continued to reduce our cost structure which included, among other things, the elimination of certain employee positions. As a result, we recorded a charge of $1.1 million related to severance costs.

5. Costs Incurred Related to the Evaluation of Cost Reduction and Strategic Alternatives

During fiscal 2008, we incurred professional fees of $1.0 million in support of our evaluation of cost reduction initiatives and our evaluation of strategic alternatives related to the Special Committee's activities.

                          CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our application of accounting policies affects these estimates and assumptions. Actual results could differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements and accompanying notes.

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

Deferred Income Taxes

The deferred income tax asset valuation allowance is based on our assessment of the realizability of our deferred income tax assets on an ongoing basis and may be adjusted from time to time as necessary. In determining the valuation allowance, we have considered future taxable income and the feasibility of tax planning initiatives and strategies. We have a full valuation allowance on all of our deferred income tax assets as of June 28, 2008 and June 30, 2007. Should we determine that it is more likely than not that we will realize certain of our deferred income tax assets in the future, an adjustment would be required to reduce the existing valuation allowance and increase income. Alternatively, if we determine that we would not be able to realize a recorded deferred income tax asset, an adjustment to increase our valuation allowance would be charged to the results of operations in the period in which we reach such a conclusion.

Impairment of Long-Lived and Other Assets

Periodically, we review our long-lived and other assets for impairment. We record an impairment loss when indications of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying values. Since we incurred operating losses in fiscal 2008, fiscal 2007 and fiscal 2006, a potential impairment indicator, we performed an impairment test of our long-lived and other assets as of June 28, 2008 by summarizing the undiscounted cash flows expected to result from the use and eventual sale of our long-lived and other assets. If the carrying value of the assets exceed the estimated undiscounted cash flows, we record an impairment charge to the extent the carrying value of long-lived and other assets exceed its fair value. We determine fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analyses of discounted cash flows or external appraisals. Assets reviewed included patents, prepaid amounts related to licensing and royalty agreements and property, plant and equipment. As a result of our impairment test, we recorded asset impairment charges of $5.9 million during fiscal year 2008. See Note 7, Property, Plant and Equipment, Net, Note 8, Other Assets and
Note 18, Other Charges, in the Notes to Consolidated Financial Statements.

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

                              RESULTS OF OPERATIONS

Fiscal 2008 Compared to Fiscal 2007

Net Sales

Net sales for fiscal 2008 were $74.1 million, a decrease of $12.5 million, or 14.4%, as compared to net sales for fiscal 2007. The decrease in net sales was due to a reduction in sales of 35mm single-use and traditional film cameras.

Net sales from our operations in the Americas for fiscal 2008 were $53.1 million, a decrease of $13.6 million, or 20.5%, as compared to fiscal 2007. The decrease in net sales in the Americas was due primarily to a reduction in sales of 35mm single-use and, to a lesser extent, traditional film cameras to our significant customers.

Net sales from our operations in Europe for fiscal 2008 were $14.9 million, a decrease of $0.2 million, or 1.09%, as compared to fiscal 2007. The decrease in net sales in Europe was due primarily to a decrease in sales of 35mm single-use cameras.

Net sales from our operations in Asia for fiscal 2008 were $6.1 million, an increase of $1.2 million, or 26.1%, as compared to fiscal 2007. The increase in net sales in Asia was due to an increase in sales of 35mm single-use cameras in Japan partially offset by decreased sales of digital cameras.

See Note 20, Geographic Area and Significant Customers, in the Notes to Consolidated Financial Statements.

Gross Profit

Gross profit for fiscal 2008 was $7.5 million, or 10.2% of net sales, versus gross profit of $9.2 million, or 10.6 % of net sales, in fiscal 2007. The decrease in the gross profit for fiscal 2008 was primarily due to (i) asset impairment charges of $2.5 million related to certain long-lived assets, (ii) an increase of $0.2 million in severance costs, (iii) a decrease of $1.3 million related to a decrease in year-over-year sales resulting from a decrease in unit volume, together, partially offset by (iv) a decrease of $2.3 million related to unfavorable manufacturing material, labor, and overhead cost variances resulting from manufacturing related cost reductions. See Note 18, Other Charges, in the Notes to Consolidated Financial Statements.

Product engineering, design and development costs for fiscal 2008 and fiscal 2007, in dollars and as a percentage of net sales, were $2.2 million, or 3.0%, and $2.5 million, or 2.9%, respectively.

Operating Expenses

Selling expenses for fiscal 2008 were $7.3 million, or 9.8% of net sales, compared to $9.1 million, or 10.5% of net sales, for fiscal 2007. The decrease of $1.8 million was primarily due to (i) lower freight and royalty costs in the amount of $0.4 million and $0.3 million, respectively, as a result of a decrease in year-over-year net sales, (ii) lower marketing costs in the amount of $0.4 million, (iii) lower selling-related employee compensation costs in the amount of $0.3 million net of severance charges resulting from the elimination of certain positions in connection with our cost reduction initiatives, and (iv) lower selling-related occupancy and other costs in the amount of $0.4 million.

General and administrative expenses for fiscal 2008 were $14.7 million, or 19.8% of net sales, compared to $13.5 million, or 15.5% of net sales, for fiscal 2007. The increase of $1.2 million in general and administrative expenses in fiscal 2008 was primarily due to (i) asset impairment charges of $3.4 million related to the lowering of the carrying values related to certain long-lived and other assets, (ii) an increase in professional fees of $1.0 million incurred in support of cost reduction initiatives and our evaluation of strategic alternatives related to the Special Committee's activities, together, partially offset by (iii) a decrease in employee compensation costs of $1.6 million net of severance costs resulting from the elimination of certain positions in connection with our cost reduction initiatives, (iv) a reduction in professional fees of $0.9 million related to our internal control remediation efforts, and (v) a net reduction of certain other costs totaling $0.7 million. For further discussion, see Note 18, Other Charges, in the Notes to Consolidated Financial Statements.

Share-Based Compensation Expenses

During fiscal 2008 and fiscal 2007, we recorded approximately $8,000 and $61,000, respectively, of share-based compensation expenses. We consider all of our share-based compensation as a component of general and administrative expenses. In addition, no amount of share-based compensation expense was capitalized as part of capital expenditures or inventory for the periods presented. For further discussion, see Note 2, Description of Business and Summary of Significant Accounting Policies, Share-Based Compensation Expense, in the Notes to the Consolidated Financial Statements.

Interest Expense

Interest expense increased to $0.5 million in fiscal 2008 as compared to $0.3 million in fiscal 2007. The increase of $0.2 million was primarily the result of new borrowings under the U.S. credit facilities.

Other Income, Net

Other income, net was $1.6 million and $2.0 million for fiscal 2008 and fiscal 2007, respectively. The decrease was primarily attributable to a decrease in investment income resulting from lower invested balances during fiscal 2008 as compared to fiscal 2007. See Note 4, Investments, in the Notes to Consolidated Financial Statements.

Income Taxes

We recorded a (benefit) provision for income taxes of ($0.8) million and $6,000 in fiscal 2008 and fiscal 2007, respectively. The fiscal 2008 income tax benefit relates primarily to the favorable settlement of previous uncertain tax positions offset partially by income tax liabilities incurred for state tax liabilities.

As a result of current and prior year losses realized by our foreign subsidiaries, the foreign subsidiaries have an accumulated earnings deficit of approximately $58.0 million as of June 28, 2008. Although we have an accumulated earnings deficit related to most of our foreign subsidiaries, one of our foreign subsidiaries has undistributed earnings. Historically, we do not provide for U.S. federal and state income taxes on such undistributed earnings based on the reinvestment of such earnings outside of the United States.

As of June 28, 2008, we had net operating loss carryforwards for U.S. federal tax purposes of approximately $19.8 million. The net operating loss carryforwards are scheduled to expire between 2010 and 2028. The U.S. net operating loss carryforwards include a portion arising from the exercise of stock options and will be credited to additional paid-in capital when the related tax benefit is realized.

Additionally, we have approximately $58.0 million of net operating loss carryforwards related to our foreign operations, of which $53.1 million relates to Hong Kong. A significant portion of these net operating loss carryforwards have no expiration dates.

In fiscal 2008, management evaluated the realizability of our deferred income tax assets. As part of assessing the realizability of our deferred income tax assets, management evaluated whether it is more likely than not that some portion, or all, of our deferred income tax assets, will be realized. The realization of U.S., Europe and Hong Kong deferred income tax assets relates directly to our tax planning initiatives and strategies for U.S. federal and state, Europe and Hong Kong tax purposes. In fiscal 2008, based on all the available evidence, management determined that it is not more likely than not that our deferred income tax assets will be fully realized. Accordingly, we recorded a full valuation allowance against all of our deferred income tax assets in fiscal 2008. Historically, we have recorded a full valuation allowance against all of our deferred tax assets in each fiscal year subsequent to and including fiscal 2005. For fiscal 2008 and fiscal 2007, our effective tax rate was (6.0%) and 0%, respectively. Our future effective tax rate will depend on the apportionment between foreign and domestic taxable income and losses, the statutory rates of the related tax jurisdictions, results of pending tax audits and any changes to the valuation allowance.

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

The following is a rollforward of the Company's liability for income taxes associated with unrecognized tax benefits:

(in millions)

Balance as of June 30, 2007                                                $1.0
Tax positions related to prior years:
Increase                                                                    0.1
Decreases                                                                  (0.8)
Settlements                                                                (0.2)
                                                                           ----
Balance as of June 28, 2008                                                $0.1
                                                                           ====

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its provision for income taxes. The Company had approximately $25,000 for interest and penalties associated with uncertain tax benefits accrued as of July 1, 2007. Subsequent changes to accrued interest and penalties through June 28, 2008 have not been significant.

The Company files U.S. Federal income tax returns as well as income tax returns in various states and foreign jurisdictions. At the beginning of fiscal 2008, the Company was subject to examination by the Internal Revenue Service ("IRS") for fiscal years 2005 through 2006, by the German Taxing Authorities for fiscal years 2000 through 2005 and by taxing authorities in various state and other foreign jurisdictions for fiscal years 2003 through 2007, with few exceptions. During Fiscal 2008, the Company and the German Taxing Authorities settled the net income tax liabilities resulting from an audit of the Company's German subsidiary for fiscal years 2000 through 2005 in the amount of approximately $0.1 million, inclusive of interest. Additionally, during fiscal 2008, the Company recognized approximately $0.1 million of net expense related to value added taxes as part of the settlement with the German Taxing Authorities. In May 2008, the Company received notice from the IRS regarding the results of their U.S. Federal income tax examination for fiscal years 2005 through 2006. The examination resulted in no U.S. Federal income tax liability and an approximate $1.5 million reduction in the Company's U. S. Federal net operating loss carryforward.

For further discussion, see Note 2 Description of Business and Summary of Significant Accounting Policies and Note 15, Income Taxes, respectively, in the Notes to Consolidated Financial Statements.

Net Loss

We incurred a net loss of $(12.6) million, or $(2.13) per common share, for fiscal 2008 as compared to a net loss of $(11.7) million, or $(1.99) per common share, for fiscal 2007.

Fiscal 2007 Compared to Fiscal 2006

Net Sales

Net sales for fiscal 2007 were $86.7 million, a decrease of $50.8 million, or 37.0%, as compared to net sales for fiscal 2006. The decrease in net sales was due primarily to a decrease in sales of digital cameras in fiscal 2007 attributable to our decision in fiscal 2006 to de-emphasize digital camera sales and to a lesser extent, a reduction in traditional film camera sales and in 35mm single-use camera sales.

Net sales from our operations in the Americas for fiscal 2007 were $66.8 million, a decrease of $21.4 million, or 24.3%, as compared to fiscal 2006. The decrease in net sales was due primarily to a reduction in sales of 35mm single-use cameras, traditional film cameras and digital cameras.

Net sales from our operations in Europe for fiscal 2007 were $15.1 million, a decrease of $33.4 million, or 68.9%, as compared to fiscal 2006. The decrease was primarily due to reduced digital camera sales attributable to our decision in fiscal 2006 to de-emphasize sales of digital cameras and, to a lesser extent, traditional film cameras, partially offset by an increase in 35mm single-use cameras.

Net sales from our operations in Asia for fiscal 2007 were $4.8 million, an increase of $4.0 million, or 500.0%, as compared to fiscal 2006. The increase in net sales in Asia was due to an increase in sales of 35mm single-use cameras in Japan.

See Note 20, Geographic Area and Significant Customers, in the Notes to Consolidated Financial Statements.

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

General and administrative expenses for fiscal 2007 were $13.5 million, or 15.6% of net sales, compared to $21.0 million, or 15.3% of net sales, for fiscal 2006. The decrease of $7.5 million in general and administrative expenses in fiscal 2007 was primarily due to a reduction in employee compensation costs of $3.9 million, including a year-over-year decrease in other charges of $2.2 million, resulting from the elimination of certain positions in connection with our fiscal 2006 cost-reduction initiatives, a reduction in professional fees of $1.1 million related to our internal control remediation efforts and $0.6 million of certain other professional fees, and a decrease in amortization and depreciation expense of $1.4 million due primarily to a year-over-year reduction of long-lived assets and in property, plant and equipment asset balances resulting from the prior year's reductions in carrying values, and a net reduction totaling $0.5 million of certain other costs. For further discussion, see Note 18, Other Charges, in the Notes to Consolidated Financial Statements.

Share-Based Compensation Expenses

During fiscal 2007 and fiscal 2006, we recorded approximately $61,000 and $275,000, respectively, of share-based compensation expenses. We consider all of our share-based compensation as a component of general and administrative expenses. In addition, no amount of share-based compensation expense was capitalized as part of capital expenditures or inventory for the periods presented. For further discussion, see Note 2, Description of Business and Summary of Significant Accounting Policies, Share-Based Compensation, in the Notes to the Consolidated Financial Statements.

Interest Expense

Interest expense decreased to $0.3 million in fiscal 2007 as compared to $0.4 million in fiscal 2006. The decrease of $0.1 million was the result of the reduction in the interest expense associated with the amortization of intangible assets.

Other Income, Net

Other income, net was $2.0 million and $1.1 million for fiscal 2007 and fiscal 2006, respectively. The increase was primarily attributable to an increase in investment income and higher interest rates on the invested balances during fiscal 2007 as compared to fiscal 2006, See Note 4, Investments, in the Notes to Consolidated Financial Statements.

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

In fiscal 2007, management evaluated the realizability of our deferred income tax assets. As part of assessing the realizability of our deferred income tax assets, management evaluated whether it is more likely than not that some portion, or all, of our deferred income tax assets, will be realized. The realization of U.S., Europe and Hong Kong deferred income tax assets relates directly to our tax planning initiatives and strategies for U.S. federal and state, Europe and Hong Kong tax purposes. In fiscal 2007, based on all the available evidence, management determined that it is not more likely than not that our deferred income tax assets will be fully realized. Accordingly, we recorded a full valuation allowance against all of our deferred income tax assets in fiscal 2007. Historically, we have recorded a full valuation allowance against all of our deferred tax assets in each fiscal year subsequent to and including fiscal 2005. For fiscal 2007 and fiscal 2006, our effective tax rate was 0% and 0.6%, respectively. Our future effective tax rate will depend on the apportionment between foreign and domestic taxable income and losses, the statutory rates of the related tax jurisdictions, results of pending tax audits and any changes to the valuation allowance.

For further discussion, see Note 2 and Note 15, Description of Business and Summary of Significant Accounting Policies and Income Taxes, respectively, in the Notes to Consolidated Financial Statements.

Net Loss

We incurred a net loss of $(11.7) million, or $(1.99) per common share, for fiscal 2007 as compared to a net loss of $(19.6) million, or $(3.36) per common share, for fiscal 2006.

Other Charges

Asset Impairment Charges

During fiscal 2008, we recorded impairment charges of $5.9 million related to the impairment of certain long-lived and other assets that included reductions in the carrying value of a license and certain property, plant and equipment used primarily in the manufacturing of single-use cameras.

During fiscal 2006, we recorded impairment charges totaling $1.8 million related to the impairment of certain long-lived assets that included a reduction in the carrying value of a license used primarily in the branding of digital cameras and certain machinery held for sale in the amounts of $1.0 million and $0.8 million, respectively.

Cost-Reduction Initiatives and Related Costs

During fiscal 2008 and fiscal 2007, we implemented cost-reduction initiatives, including among other things, the elimination of certain employee positions. As a result, during fiscal 2008 and fiscal 2007, we recorded total charges of $1.1 million and $0.9 million, respectively, related to severance costs for the elimination of certain employee positions.

During the fourth quarter of fiscal 2006, we began implementing an operating strategy designed to significantly de-emphasize the sale of digital cameras and increase our focus on the sales of 35mm single-use and traditional film cameras. In connection with this strategy, we realigned our operations in Europe, including ceasing our operations in France and Germany. As a result of the France and Germany office closures, in fiscal 2007, we recorded charges of approximately $0.4 million for severance costs. In addition, as a result of the de-emphasis of digital camera sales, we reduced our outsourcing organization in Asia and recorded a total of $0.1 million for employee severance costs.

Table I -- Other Charges Liability reconciles the beginning and ending balances of the other charges liability.

(in thousands)

Other Charges Liability
-----------------------

                                                                 Severance        Retention         Leases               Total
                                                                 ---------        ---------         ------              -------
Balance as of July 2, 2005                                        $   190           $ 129           $   --              $   319
Charges                                                             1,630             177               --                1,807
Reversals                                                              --             (24)              --                  (24)
Payments                                                             (645)           (275)              --                 (920)
                                                                  -------           -----             ----              -------
Balance as of July 1, 2006                                        $ 1,175           $   7           $   --              $ 1,182
Charges                                                               943               9               26                  978
Reversals                                                             (44)             (7)              (1)                 (52)
Payments                                                           (1,838)             --              (25)              (1,863)
                                                                  -------           -----             ----              -------
Balance as of June 30, 2007                                       $   236           $   9           $   --              $   245
                                                                  -------           -----             ----              -------
Charges                                                             1,104              --               --                1,104
Reversals                                                              --              --               --                   --
Payments                                                             (797)             (9)              --                 (806)
                                                                  -------           -----             ----              -------
Balance as of June 28, 2008                                       $   543           $  --           $   --              $   543
                                                                  =======           =====             ====              =======

Table II -- Other Charges presents the related expenses and their classification in the consolidated statements of operations.

(in thousands)                                                                              Long-Lived
                                                                                               Asset
Other Charges                                                Severance       Retention      Impairment       Leases          Total
-------------                                                ---------       ---------      ----------       ------          ------
Fiscal 2008
Cost of products sold                                          $  548          $  --          $2,455          $  --          $3,003
Selling expense                                                   380             --               8             --             388
General and administrative expense                                176             --           3,444             --           3,620
                                                               ------          -----          ------          -----          ------
Total                                                          $1,104          $  --          $5,907          $  --          $7,011
                                                               ======          =====          ======          =====          ======

Fiscal 2007
Cost of products sold                                          $  341          $  --          $   --          $  --          $  341
Selling expense                                                   470             (7)             --             16             479
General and administrative expense                                 88              9              --              9             106
                                                               ------          -----          ------          -----          ------
Total                                                          $  899          $   2          $   --          $  25          $  926
                                                               ======          =====          ======          =====          ======

Fiscal 2006
Cost of products sold                                          $   29          $  96          $  788          $  --          $  913
Selling expense                                                   357             14              --             --             371
General and administrative expense                              1,244             43           1,039             --           2,326
                                                               ------          -----          ------          -----          ------
Total                                                          $1,630          $ 153          $1,827          $  --          $3,610
                                                               ======          =====          ======          =====          ======

As a result of the cost-reduction initiatives implemented in fiscal 2008, we expect to make cash payments totaling $0.5 million during fiscal 2009 related to severance.

                         LIQUIDITY AND CAPITAL RESOURCES

We are not engaged in hedging activities and had no forward exchange contracts outstanding at June 28, 2008. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States and are more fully discussed below.

We believe that our cash and cash equivalents, short-term investments, anticipated cash flow from working capital and amounts available under our credit facilities provide sufficient liquidity and capital resources for our anticipated working capital and capital expenditure requirements for at least the next twelve months.

Uncertainties in the Credit Markets - As of June 28, 2008, the carrying value of our auction rate securities was $18.5 million of which $16.8 million were classified as "Long-term investments" on our consolidated balance sheet because of the market uncertainties and the liquidity issues in the market for auction rate securities.

Our portfolio of auction rate securities are AAA rated, long-term debt obligations secured by student loans, with approximately 100% of such collateral being guaranteed by the U.S. Government under the Federal Family Education Loan Program. Liquidity for these securities has been provided by an auction process that resets the applicable interest rate at pre-determined intervals usually every 28-35 days. In the past, the auction process allowed investors to obtain immediate liquidity if needed by selling the securities at face value. The current disruptions in the credit markets have adversely affected the auction market for these types of securities. As previously reported, during Fiscal 2008 we experienced failed auctions for certain of our auction rate securities that have gone to auction, resulting in our inability to sell those securities. These auction rate securities continue to pay interest at default rates which are generally higher than the current market rate and there has been no change in the ratings of these securities to date. However, in certain instances the interest rate for some of the Company's auction rate securities may reset to a zero percent interest rate due to a feature of the relevant formula for determining the interest rate. To date, only a small percentage of the auction rate securities have reset to a zero percent interest rate for a period of time. These securities then may reset to a higher interest rate in the future. In the event that a greater percentage of the Company's auction rate securities reset to a zero percent interest rate and do not subsequently reset to a higher interest rate, it could have a material adverse effect on the Company's financial condition and results of operations.

Based on our expected operating cash flows and other sources of cash, cash equivalents and short-term investments, it is possible that the potential lack of liquidity in our auction rate security investments could adversely affect our liquidity and our ability to fund our operations. As of June 28, 2008, we determined that the estimated value of our auction rate securities was less than their par value and recorded an unrealized loss of approximately $5.1 million. During Fiscal 2008, we received net proceeds of $6.9 million from the sale of auction rate securities at 100% of par value, of which $1.9 million was received after market uncertainties and liquidity issues arose in the market for auction rate securities. Additionally, the Company has experienced redemptions of approximately $1.8 million of its auction rate securities at 100% of par value subsequent to June 28, 2008 and has consented to tender $2.1 million in par value of its auction rate securities pursuant to an offer by the issuer to purchase such securities for approximately $1.9 million. See Note 22, Subsequent Events, in the Notes to the Consolidated Financial Statements for further discussion. Currently, the Company has the ability and intent to hold its auction-rate securities until a recovery of par value and does not consider its auction-rate securities to be other-than-temporarily impaired as of June 28, 2008. However we cannot predict whether the purchase of the tendered auction rate securities will be completed, whether future auctions related to our auction rate securities will be successful or whether we will otherwise be able to sell such securities. We continue to seek alternative short-term financing sources for reducing our exposure to the auction rate market, but may not be able to identify any such alternative. Although we currently have sufficient working capital to finance our operations in the near term, if our working capital is insufficient in the future and we are not able to monetize some or all of our auction rate securities or other assets at that time, it could have a material adverse effect on the our ability to finance our future ongoing operations.

Our primary source of liquidity has been provided by our short-term investments, funds provided by the collection of accounts receivable and borrowing availability under our financing facilities. Our borrowing capacity under the import facility provided by HSBC was reduced during calendar year 2005 from $24.0 million in January 2005 to $14.0 million in September 2005. In January 2006, the HSBC financing facilities were further reduced to an aggregate of approximately $8.2 million and we were required to provide cash deposits pledged as security in the amount of approximately $8.2 million against the facility. During fiscal 2007, we further reduced the HSBC financing facilities by $3.0 million to $5.2 million and obtained $3.0 million of alternative financing from two other Hong Kong-based financial institutions. During fiscal 2008, we eliminated one of the alternative financing facilities, leaving us with an aggregate of approximately $6.2 million with our Hong Kong-based lenders.

On October 16, 2007, Concord Keystone Sales Corp. ("Keystone"), our United States wholly-owned subsidiary, entered into a demand financing facility with The CIT Group/Commercial Services, Inc. ("CIT") for a $15 million secured revolving line of credit (the "CIT Facility"), which includes a letter of credit sub-line of $10 million. The CIT Facility is secured by a first priority lien on, among other things, Keystone's accounts receivable and inventory.

On March 4, 2008, Keystone received notice from CIT that an event of default existed under the CIT Facility as a result of Keystone's failure to provide CIT with our financial information for the Second Quarter Fiscal 2008. As previously reported, we delayed the filing of our Quarterly Report on Form 10-Q for the Second Quarter Fiscal 2008. We subsequently filed our Quarterly Report on Form 10-Q for the Second Quarter Fiscal 2008 on March 31, 2008. As a result of this event of default, CIT notified Keystone that it would increase the availability reserve under the CIT Facility, thereby decreasing the borrowing base, by $500,000.

On November 3, 2008, CIT notified Keystone that an event of default existed under the CIT Facility as a result of our press release on October 30, 2008 that we have elected to wind down operations and liquidate assets. Currently, CIT has not exercised its rights to accelerate our obligation to repay the CIT financing facility, but has temporarily discontinued making loans under the facility until it receives additional financial information regarding our dissolution and the plan of liquidation.

If CIT was to demand repayment at a time when we did not otherwise have sufficient borrowing capacity or liquid assets that would enable Keystone to repay the CIT Facility in full, CIT would be entitled to foreclose on Keystone's pledged inventory. This could result in Keystone's inventory being sold at a significant discount to its carrying value and could have a material adverse effect on our liquidity and ability to fund our operations.

Effective April 17, 2008, we entered into an Express Creditline Loan Agreement (the "Loan Agreement") with Citigroup Global Markets, Inc. ("Citigroup") for a $9 million secured revolving credit line (the "Citigroup Facility"). In addition to the $9 million credit line for advances, the Citigroup Facility provides for the accrual of up to $1 million of interest, resulting in an aggregate credit limit of $10 million (the "Loan Limit") under the Citigroup Facility. Effective October 20, 2008, the aggregate credit limit under the Citigroup Facility was increased to $10,925,000. The Citigroup Facility is secured by a first priority lien and security interest in our remaining auction rate securities (the "Collateral"). Citigroup may, in its sole discretion and without cause, demand full or partial payment of any outstanding balance under the Citigroup Facility or reduce the Loan Limit at any time.

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

If our shareholders do not approve our dissolution and plan of liquidation and we seek to continue operations, our ability to fund our operating requirements and maintain an adequate level of working capital will depend primarily on our ability to generate sales of our single-use and traditional film cameras and/or new products, on our ability to continue to access our existing financing facilities and on our ability to further reduce operating expenses. Our failure to generate profitable sales of our single-use and traditional film cameras and/or new products, our failure to further reduce operating expenses, and other events including our ability to manufacture or have manufactured products at an economically feasible cost and in sufficient quantities and changes in economic or competitive conditions or our planned business could cause us to require additional capital. It is uncertain whether our financing facilities will remain available or, if they do remain available, what the terms of such facilities will be, after our announcement of the recommendation by our Board of our dissolution and the adoption of a plan of liquidation. In the event that we must raise additional capital to fund our working capital needs, we may seek to raise such capital through borrowings and/or the issuance of debt securities or equity securities. To the extent we raise additional capital by issuing equity securities or obtaining borrowings convertible into equity, existing shareholders may experience ownership dilution and future investors may be granted rights superior to those of existing shareholders. Moreover, additional capital may not be available to us on acceptable terms, or at all.

Cash and Cash Equivalents - Cash and cash equivalents increased by $15.1 million from $3.9 million at June 30, 2007 to $19.0 million at June 28, 2008. The increase was primarily the result of net borrowings related to short-term debt of $14.9 million, net proceeds related to sales/purchases of short-term investments of $6.9 million and net proceeds received from the sale of property, plant and equipment of $0.6 million partially offset by $7.3 million in net cash used in operating activities.

Short-Term Investments - Short-term investments, including available-for-sale investments, decreased by $28.8 million from $30.5 million at June 30, 2007 to $1.7 million at June 28, 2008, primarily as a result of a reclassification of $16.8 million of auction rate securities as long-term investments, sales of $6.9 million of short-term investments and an unrealized loss of $5.1 million.

Cash Used in Operating Activities - Cash used in operations in fiscal 2008 was $7.3 million which compares unfavorably to cash used in operating activities of $1.1 million and $27,000 for fiscal 2007 and fiscal 2006, respectively. The changes in cash used in operating activities for the respective fiscal years were primarily attributable to changes in net loss, as adjusted for non-cash items of income and expense, accounts receivable as a result of improved collections, decreases in inventories as a result of a focused effort to control inventory balances, decreases in accounts payable and accrued expenses as a result of lower overall inventory levels and costs.

Cash Provided by (Used in) Investing Activities - For fiscal 2008, the increase in cash provided by investing activities was primarily due to the net proceeds related to the sales/purchases of short-term investments of $6.9 million and net proceeds received from the sale of property, plant and equipment in the amount of $0.8 million. During fiscal 2007, restricted cash decreased by $2.1 million, representing a decrease in cash deposits as security for borrowings under our financing facilities. For fiscal 2006, the increase in cash provided by investing was primarily due to proceeds from the sale of short-term investments partially offset by the increase in restricted cash. During fiscal 2006, restricted cash increased by $8.3 million representing required minimum cash deposits as security for borrowings under our financing facilities. Capital expenditures for fiscal 2008, fiscal 2007 and fiscal 2006 were $0.1 million,

$0.6 million and $1.6 million, respectively, and related primarily to expenditures on plant and equipment for our manufacturing facilities in the PRC.

Cash Provided by (Used in) Financing Activities - Cash provided by financing activities in fiscal 2008 was $14.9 million resulting primarily from net borrowings under our U.S. credit facilities. Cash provided by financing activities in fiscal 2007 was $3.1 million resulting from the net borrowings under the credit facilities of $2.8 million and $0.3 million from net proceeds for the issuance of common stock from the exercise of stock options. Cash used in financing activities in fiscal 2006 was $(2.9) million resulting from the repayment of net borrowings under the credit facilities.

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

As of June 28, 2008, we had $1.5 million in letters of credit outstanding, which were issued primarily to certain suppliers to guarantee payment of our purchase orders with such suppliers. The letters of credit are issued under our approximately $5.7 million import facilities from our Hong Kong financing facilities. See "Hong Kong Financing Facilities" below.

We do not have any off-balance sheet arrangements pursuant to these regulations, other than those described above and in the Notes to Consolidated Financial Statements. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships including variable interest entities. We are not engaged in hedging activities and had no forward exchange contracts or other derivatives outstanding as of June 28, 2008. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States of America and are more fully discussed herein under the caption "Liquidity and Capital Resources."

                   CONTRACTUAL OBLIGATIONS AS OF JUNE 28, 2008
                                  (in millions)

                                                                                           Payments due by period

                                                                                     Less than       1-3          3-5     More than
              Contractual Obligations                                     Total        1 year       Years        years     5 years
                                                                          -----        ------       -----       ------    ---------
Purchase Obligations                                                      $ 9.3        $ 9.3         $ --        $ --        $ --
Borrowings under Financing Facilities                                      17.6         17.6
Letters of Credit                                                           1.5          1.5
Employment Contract Obligations                                             4.2          3.1          1.1
Operating Leases                                                            0.3          0.3
Patent, Trademark, Licensing and Royalty Obligations                        1.8          0.3          0.6         0.6         0.3
                                                                          -----        -----        -----       -----       -----
Total                                                                     $34.7        $32.1        $ 1.7       $ 0.6       $ 0.3
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

Hong Kong Financing Facilities - At June 28, 2008 and June 30, 2007, we had $1.5 million and $2.1 million, respectively, in letters of credit outstanding, which were issued primarily to certain suppliers to guarantee payment of our purchase orders with such suppliers. The letters of credit were issued under our financing facilities that have been granted to CCHK. See Note 9, Short-Term Borrowings and Financing Facilities, in the Notes to the Consolidated Financial Statements.

Reverse Split of Common Stock - On October 26, 2006, our Board approved, without action by the shareholders, a Certificate of Amendment to our Certificate of Incorporation to implement a one-for-five split of our common stock with an effective date of November 21, 2006. On the effective date of the reverse split, each five shares of issued common stock (including treasury shares and shares held in trust) were converted automatically into one share of common stock. Our authorized common stock was reduced from 100,000,000 shares to 20,000,000 shares. All shares of our common stock and per-share and related stock option amounts have been retroactively adjusted for the reverse stock split in the accompanying consolidated financial statements and footnotes.

License Agreements - See Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for a discussion of our licensing activities.

Intellectual Property Claims - See Note 16, Commitments and Contingencies, and
Note 17, Litigation and Settlements, in the Notes to Consolidated Financial Statements regarding intellectual property claims and litigations.

                   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For a discussion of recently issued accounting pronouncements, see Note 2, Description of Business and Summary of Significant Accounting Policies, "Recently Issued Accounting Pronouncements," in the Notes to Consolidated Financial Statements.

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

We do not presently use derivative instruments to adjust our interest rate risk profile. We do not utilize financial instruments for trading or speculative purposes, nor do we utilize leveraged financial instruments. As described in
Note 9, Short-Term Borrowings and Financing Facilities, in the Notes to the Consolidated Financial Statements, our credit facilities consist of outstanding debts that bear interest at variable rates utilizing various base market interest rates plus an interest rate premium. Therefore, our interest rate risk with respect to such debt is the increase in interest expenses which would result from higher interest rates associated with an increase in base market interest rates. At June 28, 2008, the outstanding debt under our Hong Kong Financing facilities was $3.2 million at a weighted average interest rate of 6.30%. A hypothetical 10% increase in the base market interest rates would have resulted in incremental interest expenses of approximately $14,000 during fiscal 2008. At June 28, 2008, the outstanding debt under our United States Financing Facilities was $14.4 million at weighted average interest rate of 4.70%. A hypothetical 10% increase in the base market interest rates would have resulted in incremental interest expense of approximately $46,000 during fiscal 2008.

Each of our foreign subsidiaries purchases their inventories in U.S. Dollars and certain of their sales are in foreign currency, thereby creating an exposure to fluctuations in foreign currency exchange rates. We have purchased in foreign currencies certain components, products, raw materials and services needed to manufacture and sell our products. The impact of foreign exchange transactions is reflected in our consolidated statements of operations. Although we have previously analyzed the benefits and costs associated with hedging against foreign currency fluctuations, as of June 28, 2008, we were not engaged in any hedging activities and we had no forward exchange contracts outstanding.

Item 8. Financial Statements and Supplementary Data.

                   Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm                       47

Consolidated Balance Sheets at June 28, 2008 and June 30, 2007                48

Consolidated Statements of Operations for the years ended
  June 28, 2008, June 30, 2007 and July 1, 2006                               49

Consolidated Statements of Stockholders' Equity for the years
  ended June 28, 2008, June 30, 2007 and July 1, 2006                         50

Consolidated Statements of Cash Flows for the years
  ended June 28, 2008, June 30, 2007 and July 1, 2006                         51

Notes to Consolidated Financial Statements                                    52

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Concord Camera Corp.

We have audited the accompanying consolidated balance sheets of Concord Camera Corp. and its subsidiaries as of June 28, 2008 and June 30, 2007 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended June 28, 2008. We have also audited the schedule for the three years ended June 28, 2008 listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concord Camera Corp. and its subsidiaries at June 28, 2008 and June 30, 2007, and the results of its operations and its cash flows for each of the three years ended June 28, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the 2008, 2007 and 2006 schedule presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Concord Camera Corp. will continue as a going concern. As discussed in Note 1 to the financial statements, on October 29, 2008, the Board of Directors of the Company recommended its dissolution and the adoption of a plan of liquidation (the "Liquidation Proposal"). The Liquidation Proposal is subject to approval by the Company's shareholders. Pending the shareholders' vote on the Liquidation Proposal, the Company has ceased manufacturing products, purchasing materials and products and undertaking commitments for sales of Company's products except for products that the Company has remaining in its inventory. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    /s/ BDO Seidman, LLP
                                                    Certified Public Accountants

Miami, Florida
November 6, 2008

Concord Camera Corp. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

                                                                                                      June 28,             June 30,
                                                                                                        2008                 2007
                                                                                                      ---------           ---------
Assets
Current Assets:
      Cash and cash equivalents                                                                       $  19,041           $   3,853
      Restricted cash                                                                                     6,200               6,200
      Short-term investments                                                                              1,750              30,475
      Accounts receivable, net                                                                           10,478              10,702
      Inventories                                                                                        10,431              15,806
      Prepaid expenses and other current assets                                                             821               1,401
      Assets held for sale                                                                                3,814                   -
                                                                                                      ---------           ---------
                               Total current assets                                                      52,535              68,437
Long-term investments                                                                                    16,768                   -
Property, plant and equipment, net                                                                          868              10,616
Other assets                                                                                                431               3,451
                                                                                                      ---------           ---------
                               Total  assets                                                          $  70,602           $  82,504
                                                                                                      =========           =========

Liabilities and Stockholders' Equity
Current Liabilities:
      Short-term borrowings under financing facilities                                                $  17,621           $   2,756
      Accounts payable                                                                                   10,583              17,042
      Accrued royalties                                                                                   2,206               2,499
      Accrued expenses                                                                                    4,364               5,775
      Other current liabilities                                                                             830               1,346
                                                                                                      ---------           ---------
                               Total current liabilities                                                 35,604              29,418
Other long-term liabilities                                                                               1,096               1,442
                                                                                                      ---------           ---------
                               Total liabilities                                                         36,700              30,860
Commitments and contingencies

Stockholders' Equity:
      Blank check preferred stock, no par value,
          1,000 shares authorized, none issued                                                                -                   -

      Common stock, no par value, 20,000 shares
          authorized; 6,261 shares issued
          as of June 28, 2008 and June 30, 2007                                                         143,860             143,860
      Additional paid-in capital                                                                          5,197               5,189
      Deferred share arrangement                                                                              -                 413
      Accumulated other comprehensive loss                                                               (5,082)                  -
      Accumulated deficit                                                                              (105,080)            (92,412)
                                                                                                      ---------           ---------
                                                                                                         38,895              57,050
      Less: treasury stock, at cost, 347 shares as
            of June 28, 2008 and June 30, 2007                                                           (4,993)             (4,993)

      Less: common stock held in trust, 0 and 66 shares as
            of June 28, 2008 and June 30, 2007                                                                -                (413)
                                                                                                      ---------           ---------
                               Total stockholders' equity                                                33,902              51,644
                                                                                                      ---------           ---------
                               Total liabilities and stockholders' equity                             $  70,602           $  82,504
                                                                                                      =========           =========

See accompanying notes to consolidated financial statements.

Concord Camera Corp. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

                                                                                                 Fiscal Year Ended
                                                                                  -------------------------------------------------
                                                                                  June 28,            June 30,             July 1,
                                                                                    2008                2007                2006
                                                                                  --------            --------            ---------
Net sales                                                                         $ 74,149            $ 86,653            $ 137,529
Cost of products sold                                                               66,613              77,452              122,928
                                                                                  --------            --------            ---------
Gross profit                                                                         7,536               9,201               14,601
Selling expenses                                                                     7,294               9,133               13,895
General and administrative expenses                                                 14,712              13,451               20,978
                                                                                  --------            --------            ---------
Operating loss                                                                     (14,470)            (13,383)             (20,272)
Interest expense                                                                       501                 336                  374
Other income, net                                                                   (1,566)             (1,999)              (1,142)
                                                                                  --------            --------            ---------
Loss before (benefit) provision for income taxes                                   (13,405)            (11,720)             (19,504)
(Benefit) provision for income taxes                                                  (798)                  6                  107
                                                                                  --------            --------            ---------
Net loss                                                                          $(12,607)           $(11,726)           $ (19,611)
                                                                                  ========            ========            =========

Net loss per common share:
Basic and diluted
   loss per common share                                                          $  (2.13)           $  (1.99)           $   (3.36)
                                                                                  ========            ========            =========

Weighted average
   common shares outstanding - basic and diluted                                     5,914               5,878                5,838
                                                                                  ========            ========            =========

See accompanying notes to consolidated financial statements.

Concord Camera Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Accumulated
                                                           Common Stock        Additional   Deferred       Other
                                                        Issued      Stated       Paid-in      Share    Comprehensive  Accumulated
                                                        Shares       Value       Capital   Arrangement     Loss         Deficit
----------------------------------------------------------------------------------------------------------------------------------
Balance as of July 2, 2005                               6,185      $143,518      $4,853      $ 624       $    --      $ (61,075)
----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                    --            --          --         --            --        (19,611)
Share-based compensation expense                            --            --         275         --            --             --
----------------------------------------------------------------------------------------------------------------------------------
Balance as of July 1, 2006                               6,185      $143,518      $5,128      $ 624       $    --      $ (80,686)
----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                    --            --          --         --            --        (11,726)
Exercise of stock options                                   76           342          --         --            --             --
Share-based compensation expense                            --            --          61         --            --             --
Deferred share arrangement                                  --            --          --       (211)           --             --
----------------------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2007                              6,261      $143,860      $5,189      $ 413       $    --      $ (92,412)
Net Loss                                                                                                                 (12,607)
Unrealized losses on available
   for sale securities                                      --            --          --         --        (5,082)            --
Comprehensive loss                                          --            --          --         --            --             --
Share-based compensation expense                            --            --           8         --            --             --
Deferred share arrangement                                  --            --          --       (413)           --             --
Cumulative effect of adopting
   FIN 48                                                   --            --          --         --            --            (61)
----------------------------------------------------------------------------------------------------------------------------------
Balance as of June 28, 2008                              6,261      $143,860      $5,197      $  --       $(5,082)     $(105,080)
==================================================================================================================================

------------------------------------------------------------------------------------------------------------------
                                                                                     Common Stock
                                                            Treasury Stock           Held in Trust
                                                         Shares        Cost        Shares      Cost        Total
------------------------------------------------------------------------------------------------------------------
Balance as of July 2, 2005                                 347       $(4,993)        102      $(624)     $ 82,303
------------------------------------------------------------------------------------------------------------------
Net loss                                                    --            --          --         --       (19,611)
Share-based compensation expense                            --            --          --         --           275
------------------------------------------------------------------------------------------------------------------
Balance as of July 1, 2006                                 347       $(4,993)        102      $(624)     $ 62,967
------------------------------------------------------------------------------------------------------------------
Net loss                                                    --            --          --         --       (11,726)
Exercise of stock options                                   --            --          --         --           342
Share-based compensation expense                            --            --          --         --            61
Deferred share arrangement                                                --         (36)       211            --
------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2007                                347       $(4,993)         66      $(413)     $ 51,644
Net Loss                                                                                                  (12,607)
Unrealized losses on available
   for sale securities                                      --            --          --         --        (5,082)
Comprehensive loss                                          --            --          --         --       (17,689)
Share-based compensation expense                            --            --          --         --             8
Deferred share arrangement                                  --            --         (66)       413            --
Cumulative effect of adopting
   FIN 48                                                   --            --          --         --           (61)
------------------------------------------------------------------------------------------------------------------
Balance as of June 28, 2008                                347       $(4,993)         --      $  --      $ 33,902
==================================================================================================================

Concord Camera Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

                                                                                                   Fiscal Year Ended
                                                                                     ----------------------------------------------
                                                                                     June 28,           June 30,            July 1,
                                                                                       2008               2007               2006
                                                                                     --------           --------           --------
Cash flows from operating activities:
Net loss                                                                             $(12,607)          $(11,726)          $(19,611)
Adjustments to reconcile net loss to net cash used in
    operating activities:
    Provision for  inventory charges                                                      367                418              1,586
    Depreciation and amortization                                                       3,079              3,981              5,164
    Gain on disposal of property, plant and equipment                                    (387)               (48)                --
    Impairment of long-lived assets                                                     5,907                 --              1,828
    Share-based compensation                                                                8                 61                275
    Unrecognized tax benefit                                                              (61)                --                 --
    Changes in operating assets and liabilities:
         Accounts receivable, net                                                         224              5,946             15,212
         Inventories                                                                    5,008             12,036              6,536
         Deferred compensation assets                                                     248                112              8,339
         Prepaid expenses and other current assets                                        332              1,549               (197)
         Other assets                                                                    (377)               267                583
         Accounts payable                                                              (6,459)            (9,547)            (8,720)
         Accrued expenses                                                              (1,412)            (2,490)               (42)
         Accrued royalty                                                                 (292)              (724)               584
         Restructuring reserve net of payments                                             --                 --               (110)
         Deferred compensation liabilities                                               (218)               (97)            (8,373)
         Other current liabilities                                                       (299)              (430)            (1,568)
         Other long-term liabilities                                                     (346)              (381)            (1,513)
                                                                                     --------           --------           --------
    Net cash used in operating activities                                              (7,285)            (1,073)               (27)
                                                                                     --------           --------           --------
Cash flows from investing activities:
    Proceeds from sales of available-for-sale
       investments                                                                     51,925             78,400             52,650
    Purchase of available-for-sale investments                                        (45,050)           (85,325)           (41,000)
    Restricted cash                                                                        --              2,064             (8,264)
    Purchases of property, plant and equipment                                           (115)              (597)            (1,644)
    Proceeds from sale of property, plant and equipment                                   847                491                 --
                                                                                     --------           --------           --------
    Net cash provided by (used in) investing activities                                 7,607             (4,967)             1,742
                                                                                     --------           --------           --------
Cash flows from financing activities:
    Borrowings  (repayments) under financing facilities,
       net                                                                             14,866              2,756             (2,936)
    Net proceeds from issuance of common stock                                             --                342                 --
                                                                                     --------           --------           --------
    Net cash provided by (used in) financing activities                                14,866              3,098             (2,936)
                                                                                     --------           --------           --------
    Net increase (decrease) in cash and cash equivalents                               15,188             (2,942)            (1,221)
Cash and cash equivalents at beginning of the year                                      3,853              6,795              8,016
                                                                                     --------           --------           --------
Cash and cash equivalents at end of the year                                         $ 19,041           $  3,853           $  6,795
                                                                                     ========           ========           ========

See Note 3, Supplemental Cash Flow Information, and accompanying notes to consolidated financial statements.

CONCORD CAMERA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - LIQUIDATION PROPOSAL AND GOING CONCERN

On August 14, 2006, the Board of Directors (the "Board") of Concord Camera Corp., a New Jersey corporation (collectively with its consolidated subsidiaries, the "Company" or "Concord"), established a committee ("the Special Committee") consisting of three independent directors, to investigate, evaluate and/or analyze strategic alternatives for the Company and make any recommendations to the Board with respect to such strategic alternatives that the Special Committee determines to be appropriate. With the assistance of its financial advisor, the Special Committee considered several alternative strategies, including: (i) continuing current operations; (ii) making strategic acquisitions; (iii) a sale or other disposition of all or a significant part of the Company or its business; (iv) a "going-private" transaction; and (v) a liquidation of the Company. The Special Committee authorized its financial advisor and management to conduct discussions and negotiate with potential strategic and financial investors who expressed an interest in making an investment in or acquiring the Company. However, to date, efforts by the Special Committee's financial advisor and management to engage in a transaction with any of these third parties have not been successful.

On October 29, 2008, based on the Special Committee's review of strategic alternatives and recommendation, the Board recommended the dissolution of the Company and the adoption of a plan of liquidation (the "Liquidation Proposal"). The Liquidation Proposal is subject to approval by the Company's shareholders at the 2008 Annual Meeting of Shareholders (the "Annual Meeting") that is expected to be held in December 2008. Pending the shareholders' vote on the Liquidation Proposal, the Company has ceased manufacturing products, purchasing materials and products and undertaking commitments for sales of its products except for products that the Company has remaining in inventory.

The Company expects to file its preliminary proxy statement with the SEC concurrently with this annual report. Once the SEC review process is complete, the Company will mail a copy of the definitive proxy statement to its shareholders.

If the Company's shareholders approve the Liquidation Proposal, the Company will file a certificate of dissolution with the Department of Treasury of the State of New Jersey. Thereafter, the Company will not engage in any business activities except for the purpose of preserving the value of its assets, prosecuting and defending lawsuits by or against it, winding up its business and affairs, selling and monetizing its properties and non-cash assets, including its intellectual property and other intangible assets, paying or otherwise settling its liabilities, including contingent liabilities, terminating commercial agreements and relationships and preparing to make distributions to shareholders, in accordance with the plan of liquidation.

If the Company's shareholders do not approve the Liquidation Proposal, the Board will explore the alternatives then available for the future of the Company. The Company believes the value of its business will be materially and adversely impacted after the announcement of the recommendation by its Board of the Liquidation Proposal. In particular, pending the shareholders' vote on the Liquidation Proposal, the Company has ceased manufacturing products, purchasing materials and products and undertaking commitments for sales of its products except for products that it has remaining in inventory and, as a result, the Company believes that many, if not all, of its customers, including its major customers, will transition their business to the Company's competitors. Therefore, if the Company's shareholders do not approve the Liquidation Proposal, the Company will not be able to continue to operate its business as it existed prior to the Board's recommendation of the Liquidation Proposal and may not be able to operate its business at all.

The accompanying consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates realization of assets and liabilities in the normal course of business. Accordingly, the accompanying statements do not include any adjustments necessary to reflect the possible future effects on the recoverability of assets and settlement of liabilities that may result from adoption of the plan of orderly liquidation or the Company's inability to complete such a plan in an orderly manner.

NOTE 2 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The Company designs, develops, manufactures, outsources and sells easy-to-use film camera products worldwide. The Company's products include 35mm single-use and traditional film cameras. The Company manufactures and assembles most of its single-use cameras and certain of its traditional cameras at its manufacturing facility in the Peoples Republic of China ("PRC") and outsources the manufacture of certain of its single-use and its traditional film cameras. In Fiscal 2006, the Company de-emphasized the sale of digital cameras and in Fiscal 2007, the Company exited the digital camera market. Digital camera sales in Fiscal 2007 were not material and the Company had no digital camera sales in Fiscal 2008. The Company sells its private label and brand-name products to its customers worldwide either directly or through third-party distributors.

Fiscal Periods

The Company's fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to June 30. Fiscal 2008 and 2007 were each comprised of 52 weeks, whereas Fiscal 2006 was comprised of 53 weeks.

References to Fiscal 2008, Fiscal 2007 and Fiscal 2006 in this section are to the fiscal years ended June 28, 2008, June 30, 2007 and July 1, 2006, respectively.

For reference purposes, the Company's Fiscal 2008 quarters are defined as the quarter ended: September 29, 2007 ("First Quarter Fiscal 2008"), December 29, 2007 ("Second Quarter Fiscal 2008"), March 29, 2008 ("Third Quarter Fiscal 2008"), and June 28, 2008 ("Fourth Quarter Fiscal 2008"). Also for reference purposes, the Company's fiscal year ending on June 27, 2009 is designated as "Fiscal 2009."

Reverse Split of Common Stock

On October 26, 2006, the Board approved, without action by the shareholders of the Company, a Certificate of Amendment to the Company's Certificate of Incorporation to implement a one-for-five split of the Company's Common Stock with an effective date of November 21, 2006. On the effective date of the reverse split, each five shares of issued Common Stock (including treasury shares and shares held in trust) were converted automatically into one share of Common Stock. The number of authorized shares of the Company's Common Stock was reduced from 100,000,000 shares to 20,000,000 shares. All Common Stock shares and per-share and related stock option amounts have been retroactively adjusted for the reverse stock split in the accompanying consolidated financial statements and footnotes.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and include the accounts of the Company. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant of the Company's estimates includes sales returns and allowances, provision for bad debts, inventory valuation charges, realizability of intangibles, realizability of deferred tax assets, and accounting for litigation and settlements, among others.

Foreign Currency Transactions

The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, European Euro, British Pound Sterling, PRC Renminbi, Hong Kong Dollar and the Japanese Yen. Although certain net sales to customers and purchases of certain components and services are transacted in local currencies, each of the Company's foreign subsidiaries purchases substantially all of its finished goods inventories in U.S. Dollars. Therefore, the Company has determined the U.S. Dollar is the functional currency for all of its subsidiaries. The accounting records for subsidiaries that are maintained in a local currency are remeasured into the U.S. Dollar. Accordingly, most non-monetary balance sheet items and related income statement accounts are remeasured from the applicable local currency to the U.S. Dollar using average historical exchange rates, producing substantially the same result as if the entity's accounting records had been maintained in the U.S. Dollar. Adjustments resulting from the remeasurement process are recorded into earnings. Gains or losses resulting from foreign currency transactions and remeasurement are included in "Other income, net" in the accompanying consolidated statements of operations. For Fiscal 2008, Fiscal 2007 and Fiscal 2006 included in "Other income, net" in the accompanying consolidated statements of operations are approximately $0.3 million, $ 0.1 million and $0.3 million, respectively, of net foreign currency losses.

Hedging Activities

During Fiscal 2008, Fiscal 2007 and Fiscal 2006, the Company had no forward exchange contracts or other derivatives outstanding and did not participate in any other type of hedging activities.

Concentration of Credit Risk

The Company sells a significant percentage of its products to a relatively small number of customers. These customers operate in markets located principally in the United States, Canada, the United Kingdom, Germany, France and Japan. Receivables arising from these sales are generally not collateralized. The Company's credit terms extended to customers are generally 60 days or less. The Company does not charge interest on amounts outstanding. The Company monitors the credit-worthiness of its customers and reviews outstanding receivable balances for collectibility on a regular basis and records allowances for doubtful accounts, sales returns and allowances, as necessary. Customers that individually account for greater than 10% of the Company's total net sales create a concentration of credit risk. During Fiscal 2008, there were two such customers. See Note 20, Geographic Area and Significant Customer Information.

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

Restricted Cash

The Company's financing facilities require a minimum cash deposit as security in the amount of $6.2 million for borrowings outstanding under its revolving demand financing facilities. The restricted cash amount is classified as a current asset in the accompanying consolidated balance sheets since the borrowings it secures are classified as a current liability. The total amount of restricted cash was $6.2 million as of June 28, 2008 and June 30, 2007, respectively.

Investments

At June 28, 2008 and June 30, 2007, the Company's "Short-term investments" and "Long-term investments" as classified in the accompanying consolidated balance sheets consisted of auction rate debt securities and are considered to be available-for-sale securities. During Fiscal 2008, the Company recorded a $5.1 million unrealized loss related to its auction rate debt securities. During Fiscal 2007 and Fiscal 2006, no other comprehensive income or loss is recorded because the variable interest rate feature and short maturities of the auction rate debt securities cause their carrying values to approximate market value. Realized gains and losses, interest and dividends are classified as investment income in "Other income, net" in the accompanying consolidated statements of operations. Investment income of $1.7 million, $1.9 million and $1.5 million related to the investments is included in "Other income, net" for Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively. See "Comprehensive Income (Loss)" below for further discussion of unrealized losses related to available-for-sale securities. Investments held in deferred compensation rabbi trusts directed by participants are classified as trading, and changes in the fair value of such investments are recorded in earnings. See Note 4, Investments.

Inventories

Inventories, consisting of raw materials, components, work-in-process and finished goods, are stated at the lower of cost or market value and are determined on a first-in, first-out basis. Work-in-process and component inventory costs include materials, labor and manufacturing overhead. The Company records lower of cost or market value adjustments based upon changes in market pricing, customer demand, technological developments or other economic factors and for on-hand excess, obsolete or slow-moving inventory. See Note 6, Inventories.

Property, Plant and Equipment, Net

Property, plant and equipment, net are carried at cost less accumulated depreciation and amortization. Depreciation is computed by use of the straight-line method over the estimated useful lives of the respective assets. Small tools and accessories used in production in the PRC are charged to operations when purchased. Leasehold costs and improvements are amortized on a straight-line basis over the term of the lease or the estimated useful lives of such improvements, whichever is shorter. Depreciation expense for Fiscal 2008, Fiscal 2007 and Fiscal 2006 was approximately $3.0 million, $3.5 million and $4.8 million, respectively. See Note 7, Property, Plant and Equipment, Net and
Note 18, Other Charges.

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

Intangible Assets

Identifiable intangible assets that have finite useful lives are amortized over their useful lives. The Company's amortizable intangible assets include patents, trademarks and licenses and their respective costs are amortized on a straight-line basis over their estimated useful lives. See Note 8, Other Assets, and Note 18, Other Charges.

Impairment of Long-Lived and Other Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company records impairment losses when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The Company reviews the carrying value of its long-lived and other assets for impairment whenever events or changes in conditions indicate that the carrying value of such assets may not be recoverable. Since the Company incurred operating losses during Fiscal 2008, Fiscal 2007 and Fiscal 2006, a potential impairment indicator, it performed an impairment test of its long-lived and other assets as of June 28, 2008, June 30, 2007 and July 1, 2006. The Company performed the impairment tests by summarizing the undiscounted cash flows expected to result from the use and eventual sale of its long-lived and other assets for each year tested. If the carrying values of the assets exceed the estimated undiscounted cash flows, the Company records an impairment charge to the extent the carrying value of the long-lived and other assets exceeds its fair value. The Company determines fair value through quoted market prices in active markets, or if quoted market prices are not available, through the performance of internal analyses of the discounted cash flows or external appraisals. Assets reviewed include patents, prepaid amounts related to licensing and royalty agreements and property, plant and equipment. As a result of the Company's impairment test, it recorded asset impairment charges of $5.9 million in the accompanying consolidated statements of operations during Fiscal 2008. See Note 7, Property, Plant and Equipment, Net, Note 8, Other Assets and Note 18, Other Charges.

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

Shipping, Handling and Related Costs

The Company incurred shipping, handling and related costs of approximately $1.5 million, $2.0 million and $3.1 million during Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively, which are included in the accompanying consolidated statements of operations under the caption "Selling expenses." Shipping, handling and related costs incurred by the Company to ready products for sale (i.e., freight, duty and custom charges incurred to deliver products to the Company's manufacturing facility and warehouses) are included in the accompanying consolidated statements of operations under the caption "Cost of products sold."

Product Design and Development Costs

Product design and development costs, which include costs in connection with new product development, product design, fundamental and exploratory research, process improvement, product use technology, and product quality assurance, are part of the production process and are expensed as incurred. Certain of the Company's products are developed, designed and engineered by its own engineers in the Company's facilities located in Hong Kong and the PRC. The Company incurred $2.2 million, $2.5 million and $3.8 million during Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively, for product design and development. These costs are included in the accompanying consolidated statements of operations under the caption, "Cost of products sold."

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

Share-Based Compensation Expense

The Company has four share-based employee compensation plans, which are described more fully in Note 13, Stock Option Plans. Effective July 3, 2005, the Company adopted the fair value recognition provisions of Statement of Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," as interpreted by Financial Accounting Standards Board ("FASB") Staff Positions No. 123R-1, 123R-2, 123R-3, 123R-4, 123R-5 and 123R-6. The Company's loss before income taxes for the years ended June 28, 2008, June 30, 2007 and July 1, 2006 includes approximately $8,000, $61,000 and $275,000, respectively, of share-based compensation expense.

The total income tax benefit recognized in the consolidated statement of operations for the share-based compensation arrangements was $0 for each of Fiscal 2008, Fiscal 2007 and Fiscal 2006. The Company considers all of its share-based compensation expense as a component of general and administrative expenses in the accompanying consolidated statements of operations. In addition, no amount of share-based compensation was capitalized as part of capital expenditures or inventory for Fiscal 2008, Fiscal 2007 and Fiscal 2006.

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

Comprehensive (Loss) Income

Comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, ("SFAS No. 130") includes net (loss) income adjusted for certain revenues, expenses, gains and losses that are excluded from net (loss) income under accounting principles generally accepted in the United States of America. During Fiscal 2008, Fiscal 2007 and Fiscal 2006, the Company's comprehensive
(loss) was $(17.7) million, $(11.7) million and $(19.6) million, respectively. During Fiscal 2008, the Company recorded a $5.1 million unrealized loss related to its auction rate debt securities. The Company did not have any items of other comprehensive income or (loss) during Fiscal 2007 and Fiscal 2006.

(Loss) Income Per Share

Basic and diluted (loss) income per share are calculated in accordance with SFAS No. 128, Earnings per Share ("SFAS No. 128"). All applicable (loss) income per share amounts have been presented in conformity with SFAS No. 128 requirements. During the past three fiscal years, the Company has issued shares of Common Stock upon the exercise of stock options as follows: Fiscal 2008 (0 shares), Fiscal 2007 (75,532 shares) and Fiscal 2006 (0 shares). In Fiscal 2008, Fiscal 2007 and Fiscal 2006, potentially dilutive securities, comprised of options to purchase 18 shares, 39,896 shares and 67,470 shares of Common Stock, respectively, were not included in the calculation of diluted loss per share because their impact was antidilutive.

For Fiscal 2007, the weighted average effect of the 66,202 shares for which delivery was deferred under the Company's Deferred Delivery Plan was included in the denominator of both the basic and diluted loss per share calculations. For Fiscal 2006, the weighted average effect of the 101,811 shares for which delivery was deferred under the Company's Deferred Delivery Plan, was included in the denominator of both basic and diluted loss per share calculations. See
Note 12, Deferred Share Arrangement.

Recently Issued Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position (FSP") FAS 157-3 that clarifies the application of Statement of Financial Accounting Standards ("SFAS")

No. 157 in a market that is not active. FSP No. FAS 157-3 is effective October 2008, including prior periods for which financial statements have not been issued. The adoption of FSP No. FAS 157-3 did not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FSP 157-2 that delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

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

In May 2007, the FASB issued FSP No. FIN 48-1, Definition of Settlement in FASB Interpretation No.48 ("FSP No. FIN 48-1"), which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FSP No. FIN 48-1 must be applied upon the initial adoption of "FIN 48" (as defined below). The adoption of FSP No. FIN 48-1 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115," ("SFAS No. 159") which provides companies with an option to report selected financial assets and liabilities at their fair values. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, FASB No. 159 specifies that all subsequent changes in fair value for that instrument must be reported in earnings. FASB No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, which for us is our fiscal year beginning June 29, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes" ("FIN 48"), to create a single model to address accounting for uncertainty in income tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on the measurement, derecognition and classification of recognized tax benefits, interest and penalties, accounting for interim periods and the transition of the accounting method upon the adoption of FIN 48. FIN 48 is effective for years beginning after December 15, 2006. Accordingly, we adopted FIN 48 effective as of July 1, 2007. The effect of the adoption is disclosed in Note 15 -Income Taxes.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the current year presentation.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
(in thousands)

                                                            Fiscal Year
                                                  ------------------------------
                                                  2008         2007         2006
                                                  ----         ----         ----
Cash paid for interest                            $274         $166         $184
                                                  ====         ====         ====

Cash paid for income taxes                        $357         $ 26         $134
                                                  ====         ====         ====

Non-Cash Investing Activities:

Deferred Share Arrangement                        2008         2007         2006
                                                 -----        -----        -----
Deferred share arrangement
  obligation to participant                      $(413)       $(211)       $  --
Common stock received
  and held in trust                                413          211           --
                                                 -----        -----        -----
                                                 $  --        $  --        $  --
                                                 =====        =====        =====

See Note 12, Deferred Share Arrangement for a description of the deferred share arrangement transactions in Fiscal 2008, Fiscal 2007 and Fiscal 2006.

NOTE 4 - INVESTMENTS
(in thousands)

The Company's short-term investments and long-term investments consist of the following debt securities:

Auction-rate Securities                             June 28,           June 30,
                                                      2008               2007
                                                    --------           -------
Cost                                                $ 23,600           $30,475
Unrealized loss                                       (5,082)               --
                                                    --------           -------
Estimated value                                     $ 18,518           $30,475
                                                    ========           =======

The Company's portfolio of auction rate securities are AAA rated, long-term debt obligations secured by student loans, with approximately 100% of such collateral being guaranteed by the U.S. Government under the Federal Family Education Loan Program. Liquidity for these securities has been provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28-35 days. In the past, the auction process allowed investors to obtain immediate liquidity, if needed, by selling the securities at face value. The current disruptions in the credit markets have adversely affected the auction market for these types of securities. As previously reported, during Fiscal 2008, the Company experienced failed auctions for certain of its auction rate securities that have gone to auction resulting in the Company's inability to sell those securities. The auction rate securities continue to pay interest at default interest rates which are generally higher than the current market rate and there has been no change in the ratings of these securities to date. However, in certain instances the interest rate for some of the

Company's auction rate securities may reset to a zero percent interest rate, for a period of time, due to a feature of the relevant formula for determining the interest rate. To date, only a small percentage of the auction rate securities have reset to a zero percent interest rate. These securities then may reset to a higher interest rate in the future. In the event that a greater percentage of the Company's auction rate securities reset to a zero percent interest rate and do not subsequently reset to a higher interest rate, it could have a material adverse effect on the Company's financial condition and results of operations

Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, if incurred, reported as a component of accumulated other comprehensive loss in the stockholders' equity section or recorded as an expense if the loss is other than temporary. The current market for the auction rate securities held by the Company is uncertain. The Company evaluated its entire auction-rate securities portfolio in accordance with Financial Accounting Standard Board ("FASB"), FASB Staff Position ("FSP"), Statement of Financial Accounting Standards ("SFAS") 115-1 and 124-1, The Meaning of Other-Than-Temporary Investment and Its Application to Certain Investments, to determine when an investment is considered impaired, whether that impairment is other than temporary and the measurement of the loss. The evaluation included a review of a variety of inputs, including (i) observable market transactions for identical or similar investments at or subsequent to the balance sheet date, (ii) pricing provided by the firm managing its investments, and (iii) estimates derived internally utilizing a discounted cash flow valuation model. As a result of this review, the Company determined that the estimated value of its auction-rate securities at June 28, 2008 was less than its carrying value and recorded an unrealized loss of approximately $5.1 million. The Company understands that issuers and financial markets are working on alternatives that may improve liquidity although it is not yet clear when or if such efforts will be successful. During Fiscal 2008, the Company received net proceeds of $6.9 million from the sale of auction rate securities at 100% of par value, of which $1.9 million was received after market uncertainties and liquidity issues arose in the market for auction rate securities. Additionally, the Company has experienced redemptions of approximately $1.8 million of its auction-rate securities at 100% of par value subsequent to June 28, 2008 and has consented to tender $2.1 million in par value of its auction rate securities pursuant to an offer by the issuer to purchase such securities for approximately $1.9 million. Currently, the Company has the ability and intent to hold its auction-rate securities until a recovery of par value and does not consider its auction-rate securities to be other-than-temporarily impaired at June 28, 2008. If any of the issuers of the auction rate securities are unable to successfully close future auctions and/or their credit ratings deteriorate and if the market values of the Company's auction rate securities permanently decline, the Company may be required to record an other-than-temporary impairment charge on these investments. If the Company is required to record an other-than-temporary impairment charge on these investments, it could have a material adverse effect on the Company's financial condition.

It is possible that the potential lack of liquidity in the Company's auction rate security investments could adversely affect the Company's liquidity and its ability to fund its operations. The Company cannot predict whether future auctions for its auction rate securities will be successful. The Company continues to seek alternative short-term financing sources for reducing its exposure to the auction rate market, but may not be able to identify any such alternative. Although the Company currently has sufficient working capital to finance its operations in the near term, if the Company's working capital is insufficient in the future and the Company is not able to monetize some or all of its auction rate securities at that time, it could have a material adverse effect on the Company's ability to finance its future ongoing operations or other activities.

NOTE 5 - ACCOUNTS RECEIVABLE, NET
(in thousands)

Accounts receivable, net consists of the following:

                                                       June 28,        June 30,
                                                         2008            2007
                                                       --------        --------
Trade accounts receivable                              $ 11,176        $ 12,738
Less: allowances for sales returns,
  discounts, and doubtful accounts                         (698)         (2,036)
                                                       --------        --------
Total accounts receivable, net                         $ 10,478        $ 10,702
                                                       ========        ========

NOTE 6 - INVENTORIES
(table in thousands)

Inventories consist of the following:

                                                       June 28,        June 30,
                                                         2008            2007
                                                       --------        --------
Raw material, components
  and work-in-process                                  $  4,866        $  5,431
Finished goods                                            5,565          10,375
                                                       --------        --------
Total inventories                                      $ 10,431        $ 15,806
                                                       ========        ========

During Fiscal 2008, Fiscal 2007 and Fiscal 2006, the Company recorded inventory related pre-tax charges of approximately $0.4 million, $0.4 million and $1.6 million, respectively. The inventory charges were primarily attributable to price declines and increased competitive pricing pressures. For Fiscal 2008, the inventory related pre-tax charges had the effect of decreasing inventory by $0.4 million and increasing cost of products sold by $0.4 million. For Fiscal 2007, the inventory related pre-tax charges had the effect of decreasing inventory by $0.4 million and increasing cost of products sold by $0.4 million. For Fiscal 2006, the inventory related pre-tax charges had the effect of decreasing inventory by $1.6 million and increasing cost of products sold by $1.6 million.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET
(in thousands)

Property, plant and equipment, net consist of the following:

                                                         June 28,      June 30,
                                                           2008          2007
                                                         --------      --------
Buildings and improvements                               $     --      $  6,804
Equipment, including tooling                               19,541        34,065
Office furniture and equipment                              9,220        12,891
Transportation equipment                                      509           509
Leasehold improvements                                      1,828         5,474
                                                         --------      --------
                                                           31,098        59,743
Less: accumulated depreciation and amortization           (30,230)      (49,127)
                                                         --------      --------
Total property, plant and equipment, net                 $    868      $ 10,616
                                                         ========      ========

During Fiscal 2008, the Company recorded an impairment charge of $2.9 million to lower the carrying value of certain property, plant and equipment and reclassified $3.8 million carrying value of certain land, building and improvements held for sale to current assets in the accompanying balance sheets at June 28, 2008. The certain land, building and improvements met the criteria to be considered held for sale under SFAS No. 144, Accounting for Impairment of Disposal of Long-Lived Assets at June 28, 2008. As the net carrying value of the certain land, building and improvements was lower than its respective estimated fair value less costs to sell, there was no impairment charge recorded in Fiscal 2008 upon management's commitment to dispose of the assets. The Company currently anticipates that the sale of these assets will occur with the next twelve months. During Fiscal 2006, the Company recorded an impairment charge of $0.8 million to lower the carrying value of certain machinery. See Note 18, Other Charges.

NOTE 8 - OTHER ASSETS
(tables in thousands)

Other assets consist of:

                                                         June 28,      June 30,
                                                           2008          2007
                                                         --------      --------
Patents, trademarks and licenses, net                    $    189      $  3,347
Other                                                         242           104
                                                         --------      --------
Total other assets                                       $    431      $  3,451
                                                         ========      ========

Patents, trademarks, and licenses, net consist of the following:

                                           Useful Lives    June 28,     June 30,
                                            (in Years)       2008         2007
                                           ------------    --------     --------
Patents, trademarks and licenses                 2         $ 10,348     $10,109
Less:  accumulated amortization                             (10,159)     (6,762)
                                                           --------     -------
Patents, trademarks and licenses, net                      $    189     $ 3,347
                                                           ========     =======

During Fiscal 2008, the Company recorded an asset impairment charge of $3.0 million to lower the carrying value of a certain license. See Note 16, Commitments and Contingencies, License and Royalty Agreements.

As of June 28, 2008, the aggregate weighted average amortization period for patents, trademarks, and licenses was approximately two years. For Fiscal 2008, Fiscal 2007 and Fiscal 2006, intangible asset amortization expense was $0.4 million, excluding the $3.0 million asset impairment charge, $0.5 million and $0.4 million, respectively. Estimated future aggregate annual amortization expense for each of the next five years is as follows:

                                             Estimated Aggregate
            Fiscal Year                     Amortization Expense
          ---------------                   --------------------
               2009                                  95
               2010                                  94

See Note 16, Commitments and Contingencies for a description of license and royalty agreements and Note 18, Other Charges for impairment charges related to certain licenses.

NOTE 9 - SHORT-TERM BORROWINGS AND FINANCING FACILITIES

Hong Kong Financing Facilities

During Fiscal 2008, Concord Camera HK Limited ("CCHK"), the Company's Hong Kong subsidiary, (i) reduced the demand financing facility with Dah Sing Bank, Limited ("Dah Sing") by approximately US$1.3 million from approximately US$2.3 million to US$1.0 million and (ii) terminated the approximately US$1.1 million demand financing facility with Shanghai Commercial Bank Ltd ("SCB") in conjunction with the sale of the Hong Kong office property owned by CCHK that was securing the SCB financing facility. In addition, CCHK has a US$5.2 million demand financing facility with The Hongkong and Shanghai Banking Corporation ("HSBC") consisting of an import facility of approximately US$4.7 million and a guarantee facility of 380,000 Euros (equal to approximately US$0.5 million). The HSBC and Dah Sing financing facilities provide CCHK with an aggregate borrowing capacity of approximately US$6.2 million. As security for the financing facilities, among other things, CCHK provided to HSBC and Dah Sing pledged deposits in the amount of approximately US$5.2 million and US$1.0 million, respectively. The HSBC financing facility is subject to review by HSBC by June 15, 2009 and the Dah Sing financing facility is subject to review by Dah Sing at any time.

The Dah Sing facilities may be used by CCHK for opening letters of credit, draft loans, negotiating export letters of credit with a letter of guarantee, outward bills loans, trust receipts, invoice financing, packing loans and/or advances against receivables. The Dah Sing facilities bear interest at variable rates, as follows: 1.5% per annum over the Hong Kong Interbank Offered Rate on facilities denominated in Hong Kong Dollars; 1.5% per annum over the London Interbank Offered Rate on facilities denominated in U.S. Dollars; and 1.5% per annum over Dah Sing's Base Rate on facilities denominated in any other foreign currency. The HSBC facilities bear interest at variable rates, as follows: 1.75% over the Hong Kong Interbank Offered Rate on import loans denominated in Hong Kong Dollars and 1.75% over the Singapore Interbank Offered Rate for transactions denominated in currency other than the Hong Kong Dollar.

United States Financing Facilities

On October 16, 2007, Concord Keystone Sales Corp. ("Keystone"), the Company's United States wholly-owned subsidiary, entered into a Financing Agreement (the "Agreement") with The CIT Group/Commercial Services, Inc. ("CIT") for a $15 million secured revolving line of credit (the "CIT Facility"), which includes a letter of credit ("L/C") sub-line of $10 million. The CIT Facility is secured by a first priority lien and security interest in CIT's favor on, among other things, Keystone's accounts receivable, other payment rights and inventory.

The borrowing base under the CIT Facility consists of (i) 90% of the eligible accounts receivable plus (ii) the lesser of (a) 60% of the sum of the eligible inventory and the eligible in-transit inventory or (b) 90% of the eligible accounts receivable, minus (iii) the amount of the availability reserves. All loans, advances and extensions of credit will be made at CIT's discretion. Interest on the CIT Facility is payable monthly in arrears at the prime rate announced by JP Morgan Chase Bank plus 0.25% per annum, or in Keystone's discretion, at the one-month London Interbank Offered Rate (LIBOR) plus 2.25% per annum. The current term of the CIT Facility expires on October 16, 2009, with annual renewals thereafter, unless terminated by either party upon 30 days' written notice before the expiration of the initial term or any renewal term. In addition, Keystone may terminate the Agreement at any time upon 30 days' written notice to CIT. See Note 22, Subsequent Events.

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

Effective April 17, 2008, the Company entered into an Express Creditline Loan Agreement (the "Loan Agreement") with Citigroup Global Markets, Inc. ("Citigroup") for a $9 million secured revolving credit line (the "Citigroup Facility"). Advances under the Citigroup Facility may only be used by the Company to finance business operations and general working capital and cannot be used to purchase, carry or trade in securities, or reduce or retire indebtedness incurred to purchase, carry or trade in securities. In addition to the $9 million credit line for advances, the Citigroup Facility provides for the accrual of up to $1 million of interest, resulting in an aggregate credit limit of $10 million (the "Loan Limit") under the Citigroup Facility. Effective October 20, 2008, the Loan Limit was increased to $10,925,000. The Citigroup Facility is secured by a first priority lien and security interest in the Company's remaining auction rate securities that have experienced failed auctions (the "Collateral").

Under the terms of the Loan Agreement, interest on amounts outstanding under the Citigroup Facility was payable monthly at the Open Federal Funds rate plus 1.50% per annum from April 17, 2008 through

October 21, 2008. In order to maintain its eligibility for this interest rate, the Company was to continue to attempt to sell the Collateral at future auctions. Effective October 22, 2008, the interest rate was increased to the Open Federal Funds rate plus 3.25% per annum. Citigroup may, in its sole discretion and without cause, demand full or partial payment of any outstanding balance under the Citigroup Facility or reduce the Loan Limit at any time. The Loan Agreement may be terminated by either party upon thirty calendar days prior written notice to the other party.

At June 28, 2008 and June 30, 2007, the Company had $3.2 million and $2.8 million, respectively, in short-term borrowings outstanding under the Hong Kong financing facilities described above. The weighted average borrowing rates on the short-term borrowings as of June 28, 2008 and June 30, 2007, were 6.3% and 6.85%, respectively.

At June 28, 2008 and June 30, 2007, the Company had $14.4 million and $0.0 million, respectively, in short-term borrowings outstanding under the United States Financing Facilities. The weighted average borrowing rates on the short-term borrowings as of June 28, 2008 and June 30, 2007 were 4.7% and 0.0%, respectively.

At June 28, 2008 and June 30, 2007, the Company had $1.5 million and $2.1 million, respectively, in letters of credit outstanding, which were issued primarily to certain suppliers to guarantee payment for our purchase orders with such suppliers. The letters of credit are issued under the Company's import facilities that have been granted to CCHK.

NOTE 10 - OTHER LONG-TERM LIABILITIES
(tables in thousands)

Other long-term liabilities consist of the following:

                                                          June 28,     June 30,
                                                            2008         2007
                                                          --------     --------
Licensing and royalty related obligations                  $1,096       $1,257
Other                                                          --          185
                                                           ------       ------
Total other long-term liabilities                          $1,096       $1,442
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

Pursuant to an election previously made under the Deferred Delivery Plan on July 14, 2003, the Chairman exercised an option to purchase 77,400 shares of Common Stock and tendered 11,198 fully paid and owned shares of Common Stock to the Company in payment of the exercise price ("2004 Delivery Plan Transaction"). Upon the consummation of the 2004 Delivery Plan Transaction, the 11,198 Payment Shares were classified as "Treasury stock" and recorded at a cost of $482,625. The Company issued 77,400 new shares of Common Stock and classified them as "Common stock" at a cost of $482,625, of which 11,198 shares were issued to the Chairman in exchange for the Payment Shares. The remaining 66,202 shares, the delivery of which was deferred by the Chairman, were issued to a rabbi trust. The 66,202 shares held in the rabbi trust were recorded at a cost of $412,825 and were classified as "Common stock held in trust." The corresponding liability to the Chairman was recorded at $412,825 and was classified as "Deferred share arrangement" in the stockholders' equity section of the accompanying consolidated balance sheets at June 30, 2007. On July 2, 2007, the Chairman took delivery of the 66,202 shares held in trust upon the expiration of the extended deferral period, reducing the deferred share arrangement and increasing the common stock held in trust balance in the stockholders' equity section by $412,825.

NOTE 13 - STOCK OPTION PLANS

On October 24, 2007, subject to shareholder approval (which was obtained at the annual meeting of shareholders on December 13, 2007), the Company adopted the Fiscal 2008 Incentive Plan ("Fiscal 2008 Plan") that provides for a maximum number of 400,000 shares of common stock for awards issuable to executive officers, other than the Company's current CEO, Ira B. Lampert, who voluntarily opted not to receive awards under the Fiscal 2008 Plan. The Fiscal 2008 Plan permits the Compensation Committee to grant, at its discretion, a variety of common stock awards on a stand-alone, combination, or tandem basis. The Fiscal 2008 Plan expires in December 2017. To date, no awards have been granted under the Fiscal 2008 Plan.

On September 4, 2002, the Company adopted a non-qualified stock option plan that provides for a maximum number of 100,000 shares of Common Stock for awards issuable to new employees ("SEP 2002 Plan"). The SEP 2002 Plan permits the Compensation Committee or the Board to grant, at their discretion, a variety of Common Stock awards on a stand-alone, combination, or tandem basis. The SEP 2002 Plan expires in September 2012.

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

The Company's 1993 Incentive Plan permitted the Compensation Committee to grant a variety of Common Stock awards. As of June 28, 2008, 86,407 shares of Common Stock were outstanding in the amended 1993 Incentive Plan. The 1993 Incentive Plan expired on December 1, 2003.

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

The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of a stock option grant. The share-based compensation expense recorded in Fiscal 2008, Fiscal 2007 and Fiscal 2006 was calculated using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company's Common Stock over the period of time commensurate with the expected life of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company estimated its future stock option exercise and employee termination information used in the valuation model. The expected term of options granted is based upon the observed and expected time to the date of post-vesting exercise and forfeitures of options by the Company's employees. The risk-free interest rate is derived from the average U.S. Treasury rate for the period, which approximates the rate in effect at the time of the stock option grant.

                                                     Fiscal 2008    Fiscal 2007
                                                     -----------    -----------
Expected volatility                                  59.6%-60.5%    61.9%-64.7%
Expected dividend yield                                  0%             0%
Expected term (in years)                                 3              4
Risk-free interest rate                                 3.6%         4.6%-4.8%

A summary of stock option activity under the Company's stock option plans as of June 28, 2008, and changes during the year then ended is presented below:

                                                                        Weighted
                                                           Weighted      Average
                                                           Average      Remaining     Aggregate
                                                           Exercise    Contractual    Intrinsic
Total Stock Options                            Shares       Price      Term (Years)     Value
----------------------------                  -------      --------    ------------   ---------
Outstanding at June 30, 2007                  203,951      $ 23.24
Granted                                         8,000      $  4.04
Exercised                                          --      $    --
Canceled                                       72,267      $ 17.58
                                              -------
Outstanding at June 28, 2008                  139,684      $ 25.07          2.3       $3,502,000
                                              =======
Exercisable at June 28, 2008                  131,284      $ 26.33          2.1       $3,457,000
                                              =======

The weighted average grant-date fair value of options granted during Fiscal 2008, Fiscal 2007 and Fiscal 2006 was $2.07, $2.36 and $3.57 respectively. No options were exercised during Fiscal 2008 and Fiscal 2006. During Fiscal 2007, 75,532 options were exercised. The total intrinsic value of options exercised during Fiscal 2008, Fiscal 2007 and Fiscal 2006 was approximately, $0, $1,511 and $0, respectively. The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock option.

A summary of the status of the Company's nonvested shares as of June 28, 2008, and changes during Fiscal 2008 is presented below:

                                                                    Weighted
                                                                  Average Grant
Nonvested Stock Options                             Shares      Date Fair Value
--------------------------                         --------     ---------------
Nonvested at June 30, 2007                          25,293           $3.68
Granted                                              8,000           $2.07
Vested                                              (9,273)          $3.74
Canceled                                           (15,620)          $3.19
                                                   -------
Nonvested at June 28, 2008                           8,400           $3.02
                                                   =======

As of June 28, 2008, there was approximately $21,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company's stock option plans. That cost is expected to be recognized over a weighted-average vesting period of 2.8 years. The total fair value of stock options vested during Fiscal 2008, Fiscal 2007 and Fiscal 2006 was approximately $35,000, $132,000 and $506,000, respectively.

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

During Fiscal 2007, the Company contributed a 2% matching contribution to the 401(k) plan in the amount of $65,000 for employees who were participants in the plan from July 1, 2005 through June 30, 2006. For Fiscal 2008 and Fiscal 2006, the Company did not make any contribution to the 401(k) plan.

NOTE 15 - INCOME TAXES
(in thousands)

Loss before income taxes in the accompanying consolidated statements of operations consists of the following:

                                                     Fiscal Year
                                     ------------------------------------------
                                       2008             2007             2006
                                     --------         --------         --------
United States                        $ (1,453)        $     88         $ (1,224)
Foreign                               (11,952)         (11,808)         (18,280)
                                     --------         --------         --------
Total                                $(13,405)        $(11,720)        $(19,504)
                                     ========         ========         ========

The (benefit) provision for income taxes is comprised of the following:

                                                              Fiscal Year
                                                      --------------------------
                                                       2008       2007      2006
                                                      -----       ----      ----
Current:
        United States federal and state               $  17       $  6      $ 17
        Foreign                                        (815)        --        90
Deferred
        United States federal and state                  --         --        --
        Foreign                                          --         --        --
                                                      -----       ----      ----
                                                      $(798)      $  6      $107
                                                      =====       ====      ====

Deferred income tax assets and liabilities reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and
(b) operating loss carryforwards. The tax effects of significant items comprising the Company's deferred income tax assets and liabilities as of June 28, 2008 and June 30, 2007 were as follows:

                                                                Fiscal Year
                                                          ---------------------
                                                            2008         2007
                                                          --------     --------
Deferred Income Tax Liabilities:
--------------------------------

Depreciation                                              $     --     $    (65)

Other deferred tax liabilities                                  --           (4)
                                                          --------     --------
Total deferred income tax liabilities                     $     --     $    (69)
                                                          --------     --------

Deferred Income Tax Assets:
---------------------------

Operating loss carryforwards                              $ 17,823     $ 17,205

Difference between book and tax basis of inventory             290        1,228

Compensation accruals                                          763          834

Reserves not currently deductible                                9          114

Alternative minimum tax credit                                 227          227

Depreciation and amortization                                1,467          231

Unrealized loss on auction rate securities                   1,779           --

Contributions carryover                                         65           65

Other deferred income tax assets                                21           --
                                                          --------     --------

Total deferred income tax assets                            22,444       19,904

Less: valuation allowance                                  (22,444)     (19,835)
                                                          --------     --------

Net deferred income tax assets                            $     --     $     --
                                                          ========     ========

Income attributable to Hong Kong business activities is taxed separately from income attributable to the PRC business activities. The annual effective income tax rate of the Company's Hong Kong subsidiary is 8.25%.

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

As a result of current and prior year losses realized by its foreign subsidiaries, the foreign subsidiaries had an accumulated earnings deficit of approximately $58.0 million as of June 28, 2008. Although we have an accumulated earnings deficit related to most of our foreign subsidiaries, one of our foreign subsidiaries has undistributed earnings. Historically, we do not provide for U.S. federal and state income taxes on such undistributed earnings based on the reinvestment of such earnings outside of the United States. For Fiscal 2008 and Fiscal 2007, the Company recorded an income tax provision of $16,000 and $6,000, respectively, related to income tax liabilities incurred for U.S. state taxes.

As of June 28, 2008, the Company had net operating loss carryforwards for U.S. federal tax purposes of approximately $19.8 million. The net operating loss carryforwards are scheduled to expire between 2010 and 2028. The U.S. net operating loss carryforwards include a portion arising from the exercise of stock options and will be credited to additional paid-in capital when the related tax benefit is realized. Additionally, as of June 28, 2008, the Company had approximately $58.0 million of net operating loss carryforwards related to its foreign operations, of which $53.1 million relates to Hong Kong. A significant portion of these net operating loss carryforwards have no expiration dates.

As of June 28, 2008, management evaluated the realizability of the Company's deferred income tax assets. As part of assessing the realizability of its deferred income tax assets, management evaluated whether it is more likely than not that some portion, or all, of its deferred income tax assets will be realized. The realization of its U.S., Europe, and Hong Kong deferred income tax assets relates directly to the Company's tax planning initiatives and strategies for U.S. federal and state, Europe and Hong Kong tax purposes. In Fiscal 2008, based on all the available evidence, management determined that it is not more likely than not that its deferred income tax assets will be fully realized. Accordingly, the Company recorded a full valuation allowance against all of its deferred income tax assets in Fiscal 2008. Historically, the Company has recorded a full valuation allowance against all of its deferred tax assets in each fiscal year subsequent to and including Fiscal 2004. For Fiscal 2008, Fiscal 2007 and Fiscal 2006, the Company's effective income tax rate was 6.0%, 0 % and 0.6 % respectively. The Company's future effective income tax rate will depend on the apportionment between domestic and foreign taxable income and losses, the statutory rates of the related tax jurisdictions and any changes to the valuation allowance.

A reconciliation of income tax expense computed at the statutory U.S. federal rate to the actual provision for income taxes is as follows:

                                                            Fiscal Year
                                                  -----------------------------
                                                    2008       2007       2006
                                                  -------    -------    -------
Computed benefit at U.S. federal
  statutory tax rate of 35%                       $(4,692)   $(4,102)   $(6,826)
Increase (decrease) in valuation allowance            709       (195)     1,127
Effect of foreign subsidiaries
  subject to a different tax rate                   3,026      3,049      5,013
Previously unrecorded provision                       382        944        762
Permanent differences                                (217)       263         20
State income tax, net of federal
  benefit                                              11          4         11
Statutory change in foreign
  income tax rates                                    830         --         --
Impact of German income tax
  settlement                                         (815)        --         --
Other                                                 (32)        43         --
                                                  -------    -------    -------
(Benefit) provision  for income taxes             $  (798)   $     6    $   107
                                                  =======    =======    =======

In Fiscal 2008 and Fiscal 2007, the Company identified net adjustments totaling $0.4 and $0.9 million, respectively, related to a prior year, primarily related to U.S. operations. In Fiscal 2006, the Company identified net adjustments totaling approximately $0.8 million related to the prior year, primarily related to U.S. operations. These amounts were fully offset by changes in a valuation allowance in each of Fiscal 2008, Fiscal 2007 and 2006 and would have been similarly offset by changes in a valuation allowance had they been reflected in the appropriate prior periods, which, accordingly, have not been reclassified.

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

The following is a roll-forward of the Company's liability for income taxes associated with unrecognized tax benefits:

(in millions)

Balance as of June 30, 2007                                                $1.0
Tax positions related to prior years:
Increase                                                                    0.1
Decreases                                                                  (0.8)
Settlements                                                                (0.2)
                                                                           ----
Balance as of June 28, 2008                                                $0.1
                                                                           ====

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its provision for income taxes. The Company had approximately $25,000 for interest and penalties associated with uncertain tax benefits accrued as of July 1, 2007. Subsequent changes to accrued interest and penalties through June 28, 2008 have not been significant.

The Company files U.S. Federal income tax returns as well as income tax returns in various states and foreign jurisdictions. At the beginning of Fiscal 2008, the Company was subject to examination by the Internal Revenue Service ("IRS") for fiscal years 2005 through 2006, by the German Taxing Authorities for fiscal years 2000 through 2005 and by taxing authorities in various state and other foreign jurisdictions for fiscal years 2003 through 2007, with few exceptions. During Fiscal 2008, the Company and the German Taxing Authorities settled the net income tax liabilities resulting from an audit of the Company's German subsidiary for fiscal years 2000 through 2005 in the amount of approximately $0.1 million, inclusive of interest. Additionally, during Fiscal 2008, the Company recognized approximately $0.1 million of net expense related to value added taxes as part of the settlement with the German Taxing Authorities. In May 2008, the Company received notice from the IRS regarding the results of their U.S. Federal income tax examination for fiscal years 2005 through 2006. The examination resulted in no U.S. Federal income tax liability and an approximate $1.5 million reduction in the Company's U. S. Federal net operating loss carryforward.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Offices and Warehouses

United States

The Company leases approximately 20,000 square feet of office space at 4000 Hollywood Boulevard, Hollywood, Florida, of which approximately 5,500 square feet was sublet as of August 1, 2006. The lease expires on January 31, 2014. In January 2008, the Company's subtenant filed for bankruptcy protection and, in May 2008, the bankruptcy court approved the subtenant's rejection of the sublease. In January 2008, the Company exercised its right to accelerate the termination of the lease to January 31, 2009. The Company has engaged in discussions with the landlord regarding a lease for a smaller portion of the office space as of February 1, 2009. The Company also leases, but no longer uses, a warehouse of approximately 13,700 square feet in Fort Lauderdale, Florida, which was sublet as of January 7, 2005. The warehouse sublease provides for rental income of approximately $11,000 per month, with annual increases of 3%, and expires on the expiration date of the Company's lease on January 31, 2014. The Company subleased the warehouse at the prevailing market rate which was $0.1 million lower than the existing contractual rate. Accordingly, at June 28, 2008 and June 30, 2007, the Company had recorded an accrued liability in the accompanying consolidated balance sheets related to the present value of the unfavorable rent differential between the total future lease expense offset by the estimated total future sublease income.

Hong Kong

The Company leases a total of 6,600 square feet of office space on one floor at ADP Pentagon Centre, 98 Texaco Road, Tsuen Wan, New Territories, Hong Kong under a lease expiring in November 2009 at a cost of approximately $5,050 per month including rent and maintenance. On June 25, 2008, the Company sold its office space on another floor of the same building.

The Company leases a warehouse for document storage comprised of approximately 1,760 square feet at Hing Yip Center, Room 1105, 72-76 Texaco Road, Tsuen Wan, Hong Kong for approximately $770 per month including rent and maintenance under a lease expiring November 30, 2008.

PRC Operations

The Company's manufacturing activities are conducted at its facilities located in the Longgang District of Shenzhen, PRC (the "Company Facility"). The Company leases two employee dormitories (the "Dormitories") comprising approximately 42,000 square feet at a cost of approximately $4,300 per month. The lease will be terminated as of November 30, 2008. The aggregate square footage of the Company Facility and the Dormitories is approximately 600,000 square feet.

The current processing agreement with the PRC expires in October 2016. See Note 22, Subsequent Events. Pursuant to a land use agreement, the Company has the title and right to use the land upon which the Company Facility is situated through September 22, 2038. At the end of the term, title and ownership to the land and Company Facility transfer to a PRC governmental agency. At that time, the Company may be able to extend the usage term of the PRC land and improvements thereon at then prevailing rates.

Other Jurisdictions

The leases for office space in the United Kingdom, France, Germany and Japan were terminated as of July 31, 2008, May 31, 2007, December 15, 2006 and September 29, 2006, respectively. The Company's lease for its facility in Canada expired October 31, 2005. The Company relocated its Canadian warehousing activity to a third-party service provider under a contract that was terminated effective September 30, 2006.

Leases

Future minimum rental payments for operating leases as of June 28, 2008 are as follows: (in thousands)

Fiscal Year
   2009                                                                   $  292
   2010                                                                       20
   2011                                                                       --
   2012                                                                       --
   2013                                                                       --
Thereafter                                                                    --
                                                                          ------
Total minimum payments                                                    $  312
                                                                          ======

Minimum payments have not been reduced by minimum sublease rentals of approximately $72,000 due in the future under non-cancelable subleases.

Rental expense for operating leases of approximately $1.2 million, $1.4 million and $1.8 million in the accompanying consolidated statements of operations was incurred for Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.

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

If Mr. Lampert's employment is terminated by the Company without cause or if there is a constructive termination without cause, Mr. Lampert would be entitled to receive the Accrued Amounts, his base salary and continuation of his benefits (or the economic equivalent of such benefits), the Additional Life and Disability Insurance and certain perquisites for the scheduled balance of the term and for an additional twelve months thereafter, and a prorated bonus for the year in which the termination occurred. If such termination followed a change of control of the Company, Mr. Lampert would be entitled to receive the salary continuation benefit as a lump sum payment without any discount and, subject to limited exceptions, any benefits, including options, in which he is not at such time fully vested would become fully vested and any options would remain exercisable for the full stated term of the option. If the automatic extensions of the term of the Lampert Agreement are discontinued at the request of the Company and Mr. Lampert's employment is terminated upon expiration of the term, Mr. Lampert would be entitled to receive the Accrued Amounts, his base salary and continuation of his benefits (or the economic equivalent of such benefits), the Additional Life and Disability Insurance and certain perquisites for twelve months after the end of the term, and a prorated bonus for the year in which the termination occurred. In addition, if the severance payments to Mr. Lampert under the Lampert Agreement follow a change in control and, together with other amounts paid to Mr. Lampert, exceed certain threshold amounts and are determined to constitute a parachute payment (as defined in Section 280G(b)(2) of the Internal Revenue Code), Mr. Lampert is to receive an additional amount to cover the federal excise tax with respect thereto on a "grossed up" basis. A change in control under the Lampert Agreement includes, among other things, the approval by the Company's shareholders of the Liquidation Proposal. If Mr. Lampert is terminated for cause, or he voluntarily resigns, he will only receive the Accrued Amounts and benefits provided in benefit plans.

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

Beginning in fiscal 2000, as a result of the deferral of certain incentive compensation awards, additional credits were made to the Lampert SERP for, among other things, the LTCIP award described below. In August 2007, the remaining vested account balance in the Lampert SERP was distributed to him, following which Mr. Lampert had no undistributed nonqualified deferred compensation.

On November 5, 2008, the Lampert Agreement was amended to bring it into compliance with Section 409A of the Internal Revenue Code of 1986, as amended ("Section 409A"). Current Internal Revenue Service regulations require documentary compliance with Section 409A by January 1, 2009. The November 5, 2008 amendment to the Lampert Agreement does not provide any additional compensation, benefits or other entitlements to Mr. Lampert or otherwise alter any obligations under the Lampert Agreement.

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

In connection with grants of deferred compensation to five of its former and/or current executive officers other than Ira B. Lampert, the Company adopted various SERPs for the benefit of those executives. A total of $1,090,000 was contributed to rabbi trusts established by the Company in connection with the executive SERPs (other than the Lampert SERP), which ranged from $100,000 to $550,000 per executive, before giving effect to deferred compensation awards that were added to the SERPs. Generally, the amounts in the executive SERPs vested in installments over a period of not less than three years, subject to the executive's continued employment, and many provide for accelerated vesting, in whole or in part, if the executive's employment is terminated by the Company without cause. Additionally, Mr. Lampert and another executive officer elected to defer compensation from time to time, pursuant to their respective SERP agreements with the Company.

Each time the Company made an initial credit to an executive's account under a SERP agreement, the Company simultaneously contributed an equal amount to a trust established for the purpose of accumulating funds to satisfy the obligations incurred by the Company pursuant to the SERP.

The SERP and other deferred compensation account balances, including investment earnings, were recorded as a deferred compensation asset and the related vested balances were recorded as a deferred compensation liability in the accompanying consolidated balance sheets.

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

As disclosed in a Current Report on Form 8-K filed with the SEC on November 29, 2005, on November 28, 2005, the Company entered into amendments to the SERP between the Company and each of executive officers Ira B. Lampert, Keith L. Lampert, Gerald J. Angeli, Harlan I. Press, Alan Schutzman and Urs W. Stampfli. The amendments modified each SERP in response to new Section 409A ("Section 409A") of the Internal Revenue Code of 1986, as amended, that affects non-qualified deferred compensation plans such as the SERPs. As discussed below under the caption, "Executive Separation Agreements," Messrs. Keith Lampert, Press and Schutzman separated from the Company effective as of April 1, 2006. Mr. Angeli separated from the Company effective as of July 1, 2008.

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

As disclosed in the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2005, the Grandfathered Amounts were distributed to the SERP participants in accordance with the elections made by each participant. The 409A Amounts were distributed immediately upon vesting. No elective or non-elective contributions have been made to any of the SERPs since Section 409A was adopted.

Executive Separation Agreements

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

On June 24, 2008, the Company and Gerald J. Angeli entered into an amendment to his Terms of Employment, pursuant to which Mr. Angeli's employment was terminated effective July 1, 2008. Pursuant to this agreement, Mr. Angeli will receive: (a) a payment equal to up to twelve months' of his base salary and automobile allowance and (b) reimbursement by the Company of premiums for the one year post-employment period for (i) COBRA continuation coverage under the Company's insurance policies or (ii) comparable medical, dental and vision insurance coverages if COBRA continuation under the Company's insurance policies is not available for any portion of the one year post-employment period. Pursuant to his Terms of Employment, Mr. Angeli is prohibited from competing with the Company for one year following the termination of his employment with the Company.

License and Royalty Agreements

On May 10, 2004, the Company entered into a twenty year, worldwide trademark license agreement with Jenoptik AG for the exclusive use of the Jenoptik brand name and trademark on non-professional consumer imaging products including, but not limited to, digital, single-use and traditional cameras, and other imaging products and related accessories. The license agreement provides for a royalty of one-half of one percent (0.5%) of net sales of non-professional consumer imaging products bearing the JENOPTIK brand name for the first ten (10) years of the license and a royalty of six-tenths of one percent (0.6%) for the second ten (10) years of the license. There are no minimum guaranteed royalty payments. In August 2008, the Company entered into an agreement with Jenoptik AG to terminate the Jenoptik trademark license agreement effective January 1, 2010 in exchange for Jenoptik AG's waiver of certain royalty payments and reimbursement to the Company of a portion of the upfront license fee paid by the Company upon entering into the license agreement in 2004. See Note 22, Subsequent Events.

During Fiscal 2006, the Company recorded an impairment charge of $1.0 million to lower the carrying value of the Jenoptik license. The license's carrying value was reduced to $0.6 million as a result of the impairment.

Effective January 1, 2001, the Company entered into a new twenty-year license agreement with FujiFilm Corporation ("Fuji"). Under the new license agreement, Fuji granted the Company a worldwide non-exclusive license (excluding Japan until January 1, 2005) to use certain of Fuji's patents and patent applications related to single-use cameras. The license extends until the later of the expiration of the last of the licensed Fuji patents or February 26, 2021. In consideration of the license, the Company agreed to pay a license fee and certain royalty payments to Fuji. Accordingly, a significant portion of the balance for patents, trademarks and licenses, net in "Other assets" in the accompanying consolidated balance sheets at June 28, 2008 and June 30, 2007 was an asset associated with the Fuji license. The Company also recorded as a liability a corresponding amount that was included in licensing related obligations in "Other liabilities" in the accompanying consolidated balance sheets at June 28, 2008 and June 30, 2007 which was equal to the present value of future license fee payments. The Company previously amortized these assets based upon quantities of units produced. During Fiscal 2008, the Company recorded an impairment charge of $3.0 million to lower the carrying value of the Fuji license. The license's carrying value was reduced to $0 as a result of the impairment.

On August 26, 2002, the Company entered into two Polaroid licensing agreements. The two license agreements provided it with the exclusive (with the exception of products already released by Polaroid into the distribution chain), worldwide use of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of single-use and traditional film based cameras, including zoom cameras and certain related accessories. The license agreements did not include instant or digital cameras. Each license agreement included an initial term expiring on February 1, 2006, provided the Company the right to renew the license under the same economic terms for an additional three-year period and provided for the payment by the Company of $3.0 million of minimum royalties, or $6.0 million in total for both license agreements, which were fully credited against percentage royalties. On November 28, 2005, the Company exercised its right to renew the single-use camera license agreement with Polaroid for an additional three-year term expiring on February 1, 2009 in accordance with the same economic terms included in the original agreement. Pursuant to the terms of the single-use camera license agreement, as of February 1, 2008, the Company paid $3.0 million of minimum royalties and recorded the payment as a prepaid asset. The Company amortizes this asset based upon a percentage of net sales of Polaroid branded single-use cameras during the three-year renewal term expiring February 1, 2009. In January 2006, the Company entered into a new license agreement with Polaroid providing it with the exclusive, worldwide use of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of traditional film cameras. The new license agreement is for a term of three years expiring on January 31, 2009 and provided for the payment by the Company of $50,000 of minimum royalties on or before October 31, 2006, which was fully credited against percentage royalties during the first year of the term. There are no minimum guaranteed royalty payments under the traditional film license agreement after the first year of the term. The Company has engaged in discussions with Polaroid regarding the renewal of the single-use camera license agreement, but has suspended those discussions pending the Company's shareholders' vote on the Liquidation Proposal. If the shareholders do not approve the Liquidation Proposal, it is uncertain whether the Company will be able to renew the single-use camera license agreement.

Additionally, the Company has other license and royalty agreements that require the payment of royalties based on the manufacture and/or sale of certain products. Its license and royalty agreements expire at various dates through Fiscal 2023. Total amortization and royalty expense for all licensing and royalty agreements for Fiscal 2008, Fiscal 2007 and Fiscal 2006 was $8.0 million, $6.7 million and $9.4 million, respectively.

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

Based on the Company's initial assessment of these claims, infringement of one or more patents is probable if the patents are valid. Based upon the licensing discussions to date, the Company preliminarily estimates the potential royalties due to these two claimants for digital camera sales through June 28, 2008 to be between $0 and approximately $6.7 million in the aggregate. The actual royalty amounts, if any, for past and future sales are dependent upon the outcome of the negotiations. The Company has notified certain of its suppliers of its right to be indemnified by the suppliers if it is required to pay royalties or damages to either claimant. The Company is unable to reasonably estimate the amount of the potential loss, if any, within the range of estimates relating to these claims. Accordingly, the Company has not accrued any amounts related to these claims as of June 28, 2008.

Purchase Commitments

At June 28, 2008, the Company had $9.3 million in non-cancelable purchase commitments relating to the procurement of raw materials, components and finished goods inventory from various suppliers. In the aggregate, such commitments are not at prices in excess of current marker values and typically do not exceed one year.

NOTE 17 - LITIGATION AND SETTLEMENTS

In September 2004, a class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by individuals purporting to be holders of the Company's Common Stock. In August 2005, an amended consolidated complaint (the "Amended Complaint") was filed adding a former officer of the Company as a defendant. The lead plaintiff under the Amended Complaint sought to act as a representative of a class consisting of all persons who purchased the Company's Common Stock during the period from August 14, 2003 through August 31, 2004, inclusive. On March 23, 2007, the court granted the plaintiff's motion for class certification and certified as plaintiffs all persons who purchased the Common Stock between August 14, 2003 and August 31, 2004, inclusive, and who were allegedly damaged thereby (the period August 14, 2003 through August 31, 2004 hereinafter referred as the "Class Period"). The allegations in the Amended Complaint were centered around claims that the Company failed to disclose, in periodic reports it filed with the SEC and in press releases it made to the public during the Class Period regarding its operations and financial results, (i) the full extent of the Company's excess, obsolete and otherwise impaired inventory; (ii) the departure from the Company of the aforementioned former officer defendant until several months after his departure; and (iii) that Eastman Kodak Company ("Kodak") had notified the Company that it would stop purchasing cameras from the Company under its two design and manufacturing services ("DMS") contracts with the Company due to the Company's alleged infringement of Kodak's patents. The Amended Complaint also alleged that the Company improperly recognized revenue contrary to generally accepted accounting principles due to an alleged inability to reasonably estimate digital camera returns. The Amended Complaint claimed that such failures artificially inflated the price of the Common Stock. The Amended Complaint sought unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. On November 15, 2007, a Stipulation and Agreement of Settlement was filed with the court and on June 19, 2008, the court issued a final order approving the settlement set forth in the Stipulation and Agreement of Settlement and dismissing the case with prejudice. The Company sought coverage from its insurance carrier for this lawsuit under its directors' and officers' liability insurance policy and the insurance carrier defended the action under a reservation of rights. The settlement amount is within the policy limits and was approved and paid by the Company's insurance carrier. In a letter dated November 19, 2004, the Company was advised by the staff of the SEC that it is conducting an investigation related to the matters described above. The Company has provided the requested information to the staff of the SEC and has not received any further communication from the SEC with respect to its request since the Company last responded in May 2005.

On November 16, 2004, a shareholder derivative suit was filed against certain of the Company's current and former officers and directors, and the Company as a nominal defendant, in the United States District Court for the District of New Jersey by an individual purporting to be a holder of the Company's Common Stock. The complaint alleged that the individual defendants breached their duties of loyalty and good faith by causing the Company to misrepresent its financial results and prospects, resulting in the class action complaint described in the immediately preceding paragraph. The complaint sought unspecified damages, repayment of salaries and other remuneration from the individual defendants, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. In March 2005, the court granted a motion by the individual defendants and the Company to transfer the action to the United States District Court for the Southern District of Florida where the related class action suit was pending. In May 2005, the court consolidated this case with the related class action suit for discovery purposes only. On March 6, 2008, a Stipulation and Agreement of Settlement was filed with the court and on June 19, 2008, the court issued a final order approving the settlement set forth in the Stipulation and Agreement of Settlement and dismissing the case with prejudice. The Company sought coverage from its insurance carrier for this lawsuit under its directors' and officers' liability insurance policy and the insurance carrier defended the action under a reservation of rights. The settlement amount is within the policy limits and was approved and paid by the Company's insurance carrier.

Pursuant to the Company's Certificate of Incorporation, as amended, the personal liability of the Company's directors is limited to the fullest extent permitted under the New Jersey Business Corporation Act ("NJBCA"), and the Company is required to indemnify its officers and directors to the fullest extent permitted under the NJBCA. In accordance with the terms of the Certificate of Incorporation and the NJBCA, the Board approved the payment of expenses for each of the current and former officers and directors named as defendants (the "individual defendants") in the above described class action and derivative action litigations (collectively, the "actions") in advance of the final disposition of such actions. The individual defendants executed and delivered to the Company written undertakings to repay the Company all amounts so advanced if it was ultimately determined that the individual defendants were not entitled to be indemnified by the Company under the NJBCA.

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

In June 2006, St. Clair Intellectual Properties Consultants, Inc. filed a patent infringement complaint against 22 defendants, including the Company, in the United States District Court for the District of Delaware. The complaint asserted that the defendants conducted activities which infringe U.S. Patent Nos. 5,138,459, 6,094,219, 6,233,010 and 6,323,899. The complaint sought injunctive relief, unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The proceedings in this action against the Company and the other defendants were stayed by the court until further order of the court. On October 16, 2008, the court granted the plaintiff's motion to lift the stay. It is too early to assess the probability of a favorable or unfavorable outcome or the loss or range of loss, if any, and, therefore, no amounts have been accrued relating to this action. The Company is assessing potential claims of indemnification against certain of its suppliers with respect to this action.

The Company is also involved from time to time in routine legal matters incidental to its business. Based upon available information, the Company believes that the resolution of such matters will not have a material adverse effect on its financial position or results of operations. The Company's announcement of the Liquidation Proposal by the Board and/or the implementation of the plan of liquidation if it is approved by the Company's shareholders may give rise to legal claims, which may have a material adverse effect on the Company's financial position and results of operations.

NOTE 18 - OTHER CHARGES

Asset Impairment Charges

During fiscal 2008, the Company recorded impairment charges of $5.9 million related to the impairment of certain long-lived and other assets that included reductions in the carrying value of a license and certain property, plant and equipment used primarily in the manufacturing of 35mm single-use cameras.

During fiscal 2006, the Company recorded impairment charges totaling $1.8 million related to the impairment of certain long-lived assets that included a reduction in the carrying value of a license used primarily in the branding of digital cameras and certain machinery held for sale in the amounts of $1.0 million and $0.8 million, respectively.

Cost-Reduction Initiatives and Related Costs

During fiscal 2008 and fiscal 2007, the Company implemented cost-reduction initiatives, including among other things, the elimination of certain employee positions. As a result, during fiscal 2008 and fiscal 2007, the Company recorded total charges of $1.1 million and $0.9 million, respectively, related to severance costs for the elimination of certain employee positions.

During the fourth quarter of fiscal 2006, the Company began implementing an operating strategy designed to significantly de-emphasize the sale of digital cameras and increase its focus on the sales of 35mm single-use and traditional film cameras. In connection with this strategy, the Company realigned its operations in Europe, including ceasing its operations in France and Germany. As a result of the France and Germany office closures, in fiscal 2007, the Company recorded charges of approximately $0.4 million for severance costs. In addition, as a result of the de-emphasis of digital camera sales, the Company reduced its outsourcing organization in Asia and recorded a total of $0.1 million for employee severance costs.

Table I -- Other Charges Liability reconciles the beginning and ending balances of the other charges liability.

(in thousands)

Other Charges Liability
-----------------------

                                                                 Severance           Retention           Leases              Total
                                                                 ---------           ---------           ------             -------
Balance as of July 2, 2005                                        $   190              $ 129              $ --              $   319
Charges                                                             1,630                177                --                1,807
Reversals                                                              --                (24)               --                  (24)
Payments                                                             (645)              (275)               --                 (920)
                                                                  -------              -----              ----              -------
Balance as of July 1, 2006                                        $ 1,175              $   7              $ --              $ 1,182
Charges                                                               943                  9                26                  978
Reversals                                                             (44)                (7)               (1)                 (52)
Payments                                                           (1,838)                --               (25)              (1,863)
                                                                  -------              -----              ----              -------
Balance as of June 30, 2007                                       $   236              $   9              $ --              $   245
Charges                                                             1,104                 --                --                1,104
Reversals                                                              --                 --
Payments                                                             (797)                (9)               --                 (806)
                                                                  -------              -----              ----              -------
Balance as of June 28, 2008                                       $   543              $  --              $ --              $   543
                                                                  =======              =====              ====              =======

Table II -- Other Charges presents the related expenses and their classification in the consolidated statements of operations.

(in thousands)                                                                                 Long-Lived
                                                                                                 Asset
Other Charges                                                  Severance       Retention       Impairment      Leases          Total
-------------                                                  ---------       ---------       ----------      ------         ------
Fiscal 2008
-----------
Cost of products sold                                            $  548          $  --           $2,455        $  --          $3,003
Selling expenses                                                    380             --               25           --             405
General and administrative expense                                  176             --            3,427           --           3,603
                                                                 ------          -----           ------        -----          ------
Total                                                            $1,104          $  --           $5,907        $  --          $7,011
                                                                 ======          =====           ======        =====          ======

Fiscal 2007
-----------
Cost of products sold                                            $  341          $  --           $   --        $  --          $  341
Selling expense                                                     470             (7)              --           16             479
General and administrative expense                                   88              9               --            9             106
                                                                 ------          -----           ------        -----          ------
Total                                                            $  899          $   2           $   --        $  25          $  926
                                                                 ======          =====           ======        =====          ======

Fiscal 2006
-----------
Cost of products sold                                            $   29          $  96           $  788        $  --          $  913
Selling expense                                                     357             14               --           --             371
General and administrative expense                                1,244             43            1,039           --           2,326
                                                                 ------          -----           ------        -----          ------
Total                                                            $1,630          $ 153           $1,827        $  --          $3,610
                                                                 ======          =====           ======        =====          ======

As a result of the cost-reduction initiatives implemented in fiscal 2008, we expect to make cash payments totaling $0.5 million during fiscal 2009 related to severance.

NOTE 19 - OTHER INCOME, NET

Included in the accompanying consolidated statements of operations under the caption, "Other income, net" is the following:

(in thousands)
                                                         Fiscal Year
                                            -----------------------------------
                                              2008          2007          2006
                                            -------       -------       -------
Investment income                           $(1,702)      $(1,927)      $(1,525)
Gain on sale of equipment                      (387)           --            --
Foreign currency loss, net                      288           105           276
Other expense (income), net                     235          (177)          107
                                            -------       -------       -------
Other income, net                           $(1,566)      $(1,999)      $(1,142)
                                            =======       =======       =======

NOTE 20 - GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMER INFORMATION

Pursuant to SFAS No. 131, Disclosure About Segments of a Business Enterprise and Related Information, the Company is required to report segment information. The Company operates in only one business segment, imaging equipment, and sells only one type of product, image capture devices. Accordingly, the Company's reported consolidated annual net sales reflect the revenue from the sale of such image capture devices to external customers and no additional segment reporting is required. SFAS No. 131 also requires certain revenue disclosures of geographic information based upon the Company's determination as to which regions such revenues were attributed. Accordingly, for purposes of this disclosure, the Company attributed sales to the region where the customer's home office was located. A summary of selected financial information regarding the Company's geographic operations is set forth below. The Americas consist of the United States, Canada and Latin America; Europe consists of Germany, the United Kingdom, France and certain other countries in the European Union; Asia consists of Hong Kong, Japan and the PRC.

(in thousands)
                                                          Fiscal Year
                                              ----------------------------------
Sales made to unaffiliated customers:           2008         2007         2006
                                              -------      -------      --------

Americas                                      $53,126      $66,767      $ 88,167
Asia                                            6,120        4,829           813
Europe                                         14,903       15,057        48,549
                                              -------      -------      --------
Total                                         $74,149      $86,653      $137,529
                                              =======      =======      ========

                                                           June 28,     June 30,
Identifiable assets:                                         2008         2007
                                                           --------     --------
Americas                                                   $44,558      $51,733
Asia                                                        24,471       29,096
Europe                                                       1,573        1,675
                                                           -------      -------
Total                                                      $70,602      $82,504
                                                           =======      =======

                                                    (Percentage of net sales)
Product groups:                                            Fiscal Year
                                                -------------------------------
                                                 2008         2007         2006
                                                -----        -----        -----
35mm single-use cameras                          93.1%        89.0%        60.4%
                                                -----        -----        -----
35mm traditional film cameras                     6.9%         8.5%        11.3
Digital cameras                                    --%         2.5%        28.3
                                                -----        -----        -----
Total                                           100.0%       100.0%       100.0%
                                                =====        =====        =====

During Fiscal 2008, Wal-Mart Stores, Inc. ("Wal-Mart") and Walgreen Co. ("Walgreens") accounted for at least 10% of the Company's net sales. These companies represented the Company's two largest customers generating net sales in Fiscal 2008 of approximately $26.1 million (35.3% of total net sales) and $11.4 million (15.4% of total net sales), respectively.

During Fiscal 2007, Wal-Mart and Walgreens accounted for at least 10% of the Company's net sales. These companies represented the Company's two largest customers generating net sales in Fiscal 2007 of approximately $35.5 million (40.9% of total net sales) and $18.0 million (20.8% of total net sales), respectively.

During Fiscal 2006, Wal-Mart and Walgreens accounted for at least 10% of the Company's net sales. These companies represented the Company's two largest customers generating net sales in Fiscal 2006 of approximately $46.5 million (33.8% of total net sales) and $20.9 million (15.2% of total net sales), respectively.

If the Company's shareholders do not approve the Liquidation Proposal, the loss of any significant customer or substantially reduced sales to any significant customer could have a material adverse impact on the Company's financial condition and results of operations. The Company believes that many if not all of its customers, including its significant customers, will transition their business to the Company's competitors as a result of the Company's announcement of the recommendation by its Board of the Liquidation Proposal and the Company's cessation of manufacturing and undertaking commitments for sales of its products, except for products remaining in the Company's inventory, pending the shareholders' vote.

No other customer accounted for 10% or more of consolidated net sales of the Company during Fiscal 2008, Fiscal 2007 or Fiscal 2006.

NOTE 21 - QUARTERLY RESULTS (UNAUDITED)
(in thousands, except per share data)



                                                                                        Quarter Ended
                                                            -----------------------------------------------------------------------
                                                            Sept. 29,            Dec. 29,             March 29,            June 28,
Fiscal 2008                                                    2007                2007                 2008                 2008
-----------                                                 ---------            --------             ---------            --------
Net sales                                                   $ 21,698             $ 18,404             $ 12,320             $ 21,727
Gross profit                                                   3,015                1,306                1,306                1,909
Loss before income taxes                                      (1,762)              (3,000)              (3,142)              (5,501)
Net loss                                                      (1,763)              (2,213)              (3,136)              (5,495)
Basic loss per share                                        $  (0.30)            $  (0.37)            $  (0.53)            $  (0.93)
Diluted loss per share                                      $  (0.30)            $  (0.37)            $  (0.53)            $  (0.93)

                                                                                        Quarter Ended
                                                            -----------------------------------------------------------------------
                                                            Sept. 30,             Dec.30,             March 31,            June 30,
Fiscal 2007                                                    2006                2006                 2007                 2007
-----------                                                 ---------            --------             ---------            --------
Net sales                                                   $ 28,825             $ 19,338             $ 16,375             $ 22,115
Gross profit                                                   4,503                1,501                1,133                2,064
Loss before income taxes                                      (1,623)              (3,529)              (3,362)              (3,206)
Net loss                                                      (1,640)              (3,547)              (3,361)              (3,178)
Basic loss per share                                        $  (0.28)            $  (0.61)            $  (0.57)            $  (0.54)
Diluted loss per share                                      $  (0.28)            $  (0.61)            $  (0.57)            $  (0.54)

See Note 18, Other Charges for a description of items that had a significant effect on certain fiscal quarters.

NOTE 22 - SUBSEQUENT EVENTS

On November 3, 2008, Keystone received notice from CIT that an event of default existed under the CIT Facility as a result of the Company's press release on October 30, 2008 that it has elected to wind down operations and liquidate assets. Currently, CIT has not exercised its rights to accelerate Keystone's obligation to repay the CIT Facility, but has temporarily discontinued making loans under the CIT facility until it receives additional financial information regarding the Liquidation Proposal. As of June 28, 2008, the Company has approximately $5.4 million of debt outstanding under the CIT Facility.

On November 1, 2008, in connection with the recommendation by our Board of our dissolution and the adoption of the plan of liquidation, we provided the required twelve months notice of termination of our processing agreement with the PRC governmental entities, which allows us to operate in the PRC.

On October 29, 2008, our Board recommended the Company's dissolution and the adoption of a plan of liquidation. The dissolution and plan of liquidation is subject to approval by the Company's shareholders at the 2008 Annual Meeting, which is expected to be held in December 2008. Pending the Company's shareholders' vote on the dissolution and plan of liquidation, in order to protect shareholder value, the Company has ceased manufacturing products, purchasing materials and products and undertaking commitments for sales of its products except for those products that the Company has remaining in inventory.

If the Company's shareholders approve its dissolution and the plan of liquidation, the Company will file a certificate of dissolution with the Department of Treasury of the State of New Jersey. Thereafter, the Company will not engage in any business activities except for the purpose of preserving the value of its assets, prosecuting and defending lawsuits by or against the Company, adjusting and winding up its business and affairs, selling and liquidating its properties and non-cash assets, including its intellectual property and other intangible assets, paying or otherwise settling its liabilities, including contingent liabilities terminating commercial agreements and relationships and preparing to make distributions to its shareholders, in accordance with the plan of liquidation.

If the Company's shareholders do not approve its dissolution and the plan of liquidation, the Company's Board will explore the alternatives then available for the future of the Company. The Company believes the value of its business will be materially and adversely impacted after the announcement of the recommendation by the Board of the Company's dissolution and the adoption of a plan of liquidation by the Board. In particular, pending the Company's shareholders' vote on its dissolution and the plan of liquidation, the Company has ceased manufacturing products, purchasing materials and products and undertaking commitments for sales of its products except for those products that the Company has remaining in inventory and, as a result, the Company believes that many, if not all, or its customers, including its major customers, will transition their business to its competitors. Therefore, if the Company's shareholders do not approve its dissolution and plan of liquidation, the Company will not be able to continue to operate its business as it existed prior to the Board's recommendation of its dissolution and the adoption of a plan of liquidation and may not be able to operate its business at all. See Note 1, Liquidation Proposal and Going Concern.

On October 20, 2008, the Company's Loan Limit under the Citigroup Facility was increased to $10,925,000 and the Company increased its outstanding borrowings under the Citigroup Facility equal to the Loan Limit.

On October 17, 2008, the Company consented to tender $2.1 million in par value of its auction rate securities in connection with a tender offer by Leon Higher Education Authority, Inc. ("Leon") that has Brazos Higher Education Service Corporation, Inc. ("Brazos") acting as its master servicer. The tender offer requires certain levels of participation by the auction rate securities holders. If these levels of participation by auction rate securities holders are attained, the Company should receive cash proceeds equal to 92% of par value of the securities tendered or approximately $1,932,000. On November 3, 2008, Brazos announced that the minimum tender conditions have not been met for the thirteen previously announced offers to purchase or exchange student loan booked securities, almost all of which are auction rate securities. As a result, Leon has not selected offers in respect of which to pursue a collateral resecuritization. The previously announced expiration date for the offer remains unchanged at this time and therefore will expire on December 4, 2008 unless further extended. If the offer is selected at a future time to proceed to the resecuritization phase, Leon will announce an updated date related to this offer, including a new expiration date. Consummation of the tender offer is subject to additional conditions, including Leon's ability to raise the necessary funds by resecuritizing the assets underlying the auction rate securities to be purchased in the tender offer.

In August 2008, the Company entered into an agreement with Jenoptik AG to terminate the Jenoptik trademark license agreement effective January 1, 2010 in exchange for Jenoptik AG's waiver of certain royalty payments and reimbursement to the Company of approximately $1.1 million related to a portion of the upfront license fee paid by the Company upon entering into the license agreement in 2004. See Note 16, Commitments and Contingencies.

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

Our management has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 28, 2008, our disclosure controls and procedures were effective in providing reasonable assurance of achieving their objectives in internal control over financial reporting as described above.

Management's Report on Internal Control Over Financial Reporting. Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America ("GAAP"). Internal control over financial reporting includes those policies and procedures which (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements. In connection with the preparation of this Report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 28, 2008 based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of June 28, 2008.

Since we are not an accelerated filer, our independent registered public accounting firm is not required to issue a separate attestation report on the effectiveness of our internal control over financial reporting under Item 308(b) of Regulation S-K.

(b) Changes in Internal Control over Financial Reporting. There was no change in the our internal control over financial reporting that occurred during the period ended June 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

                                                          PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information about directors required for this item is incorporated into this report by reference to our definitive proxy statement to be filed in connection with our Annual Meeting of Shareholders that is expected to be held in December 2008 (the "Annual Meeting").

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

Information required by this item relating to the securities authorized for issuance under our equity compensation plans will be presented under the caption "Equity Compensation" in our definitive proxy statement in connection with the Annual Meeting. That information is incorporated into this report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item relating to certain relationships of our directors, executive officers and 5% shareholders and related transactions will be presented under the caption "Certain Relationships and Related Party Transactions" in our definitive proxy statement in connection with the Annual Meeting. That information is incorporated into this report by reference.

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

            (2) Financial Statement Schedule

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)

 Column A       Column B             Column C            Column D      Column E

                                    Additions
                              -----------------------
               Balance at     Charged to   Charged to                 Balance at
              beginning of    costs and      other                      end of
Description      period        expenses     accounts    Deductions      period
-----------   ------------    ----------   ----------   ----------    ----------

1. Allowances for sales returns and allowances, discounts, and doubtful accounts

Fiscal Year:

    2008        $ 2,034          199           --         1,535        $   698

    2007        $ 3,827        1,766           --         3,557        $ 2,036

    2006        $ 8,111        7,527           --        11,811        $ 3,827

2. Deferred income tax valuation allowance

Fiscal Year:

   2008         $19,835          709        1,900            --        $22,444

   2007         $20,030           --           --           195        $19,835

   2006         $18,903        1,127           --            --        $20,030

            (3) Exhibits: Each management contract or compensatory plan listed below is identified with an asterisk. The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

No.              Description                                                  Method of Filing
---              -----------                                                  ----------------
2.1              Purchase of Share and Claims and Transfer Agreement,         Incorporated by reference to the Company's Current
                 dated May 10, 2004, by and between Concord Camera GmbH       Report on Form 8-K ("8-K") filed with the SEC on
                 and 4MBO International Electronic AG for the purchase of     May 25, 2004.
                 Jenimage Europe GmbH and Jenimage UK Limited

3.1              Certificate of Incorporation, as amended through             Incorporated by reference to the Company's Annual
                 November 3, 2006                                             Report on Form 10-K ("10-K") for the year ended
                                                                              June 30, 2007.

3.2              Restated By-Laws, as amended through July 12, 2004           Incorporated by reference to the Company's 10-Kfor
                                                                              the year ended July 3, 2004.

4.1              Form of Common Stock Certificate                             Incorporated by reference to the Company's
                                                                              registration statement on Form 8-A filed September
                                                                              20, 2000.

9.1*             Amended and Restated Voting Agreement, dated February        Incorporated by reference to the Company's 10-K
                 28, 1997, among the parties signatory thereto, including     for the year ended July 1, 2000.
                 among others, Ira B. Lampert, Brian King and Arthur
                 Zawodny, as amended on various dates in 1998 to add
                 certain additional shares of the Company's Common Stock
                 owned by Ira B. Lampert, Brian King and Keith Lampert
                 and as further amended on January 6, 2000

10.1             Second renewal agreement of Master Processing Contract       Incorporated by reference to the Company's
                 No. (86)507, dated March 15, 1996, and approval notice       Quarterly Report on Form 10-Q ("10-Q") for the
                 issued by the Longgang Economic Development Bureau           quarter ended September 30, 2000.
                 (English translations)

10.2             Contract for Grant of State-Owned Land Use Right, dated      Incorporated by reference to the Company's 10-Q
                 November 8, 1994, with the Shenzhen Land Bureau (English     for the quarter ended September 30, 2000.
                 translation)

No.              Description                                                  Method of Filing
---              -----------                                                  ----------------
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

10.4             Debenture, dated June 10, 2004, by CCHK in favor of The      Incorporated by reference to the Company's 10-K
                 Hongkong and Shanghai Banking Corporation Limited            for the year ended July 3, 2004.
                 ("HSBC")

10.5             Capitalization and Subordination Agreement dated as of       Incorporated by reference to the Company's 8-K
                 March 31, 2005 between the Company and CCHK                  filed with the SEC on October 24, 2005.

10.6             Subordination Agreement dated as of March 31, 2005           Incorporated by reference to the Company's 8-K
                 between the Company and CCHK                                 filed with the SEC on October 24, 2005.

10.7             Letter agreement between HSBC and CCHK, dated January 4,     Incorporated by reference to the Company's 8-K
                 2006, relating to the provision of certain financing         filed with the SEC on January 26, 2006.
                 facilities to CCHK and the conditions thereof

10.8             Renewal of Business License of Concord Camera (Shenzhen)     Incorporated by reference to the Company's 10-K
                 Company Limited, issued by the Shenzhen Municipal            for the year ended July 3, 2004.
                 Administration for Industry and Commerce on May 17, 2004
                 (English translation)

10.9             Special Permitted Business License No. 06999 issued to       Incorporated by reference to the Company's 8-K
                 Concord Camera Henggang Electronic Factory (listed as        filed with the SEC on September 21, 2006.
                 "Concord Camera H.G. Limited" on the license), Longgang,
                 Shenzhen, valid from October 1991 to October 26, 2016
                 (English translation)

10.10            Letter agreement between HSBC and CCHK, dated October        Incorporated by reference to the Company's 10-Q
                 18, 2006, relating to the reduction of the financing         for the quarter ended December 30, 2006.
                 facilities provided to CCHK and the conditions thereof

10.11            Letter agreement between Dah Sing Bank Limited ("Dah         Incorporated by reference to the Company's 10-Q
                 Sing") and CCHK, dated June 19, 2006, relating to            for the quarter ended December 30, 2006.
                 certain financing facilities provided to CCHK and the
                 conditions thereof (the "Dah Sing Facilities")

No.              Description                                                  Method of Filing
---              -----------                                                  ----------------
10.12            Letter agreement between Shanghai Commercial Bank Ltd.       Incorporated by reference to the Company's 10-Q
                 and CCHK, dated June 12, 2006, relating to certain           for the quarter ended December 30, 2006.
                 financing facilities provided to CCHK and the conditions
                 thereof

10.13            Letter agreement between Dah Sing and CCHK, dated            Incorporated by reference to the Company's 10-K
                 June 27, 2006, extending the Dah Sing Facilities until       for the year ended June 30, 2007.
                 August 31, 2007 under existing conditions

10.14            Letter Agreement between Dah Sing and CCHK, dated August     Incorporated by reference to the Company's 10-K
                 27, 2007, extending the Dah Sing Facilities until            for the year ended June 30, 2007.
                 September 30, 2007 under existing conditions

10.15            Letter agreement between Dah Sing and CCHK, dated            Filed herewith.
                 September 30, 2008, relating to certain financing
                 facilities provided to CCHK and the conditions thereof

10.16*           Incentive Plan (1993), as amended through April 24, 2000     Incorporated by reference to the Company's 10-K
                                                                              for the year ended July 1, 2000.

10.17*           Amendments to Incentive Plan (1993) dated as of April        Incorporated by reference to the Company's
                 19, 2001 and August 2, 2001                                  Schedule TO/A-1 filed August 28, 2001.

10.18*           Amendment to Incentive Plan (1993) dated as of January       Incorporated by reference to the Company's 10-Q
                 20, 2003                                                     for the quarter ended March 29, 2003.

10.19*           Amendments to Incentive Plan (1993) dated as of February     Incorporated by reference to the Company's 10-K
                 10, 2003 and June 2, 2003                                    for the year ended June 28, 2003.

10.20*           2002 Incentive Plan for Non-Officer Employees, New           Incorporated by reference to the Company's 10-K
                 Recruits and Consultants, and Amendment No. 1 to same        for the year ended June 29, 2002.
                 dated September 4, 2002

10.21*           Amendment No. 2 dated as of June 2, 2003 to 2002             Incorporated by reference to the Company's 10-K
                 Incentive Plan for Non-Officer Employees, New Recruits       for the year ended June 28, 2003.
                 and Consultants

10.22*           2002 Incentive Plan for New Recruits, and Amendment No.      Incorporated by reference to the Company's 10-K
                 1 to same dated as of June 2, 2003                           for the year ended June 28, 2003.

10.23*           Stock Option (Plan and) Agreement, dated as of May 15,       Incorporated by reference to the Company's 10-K
                 1998, between Urs W. Stampfli and the Company                for the year ended June 29, 2002.

No.              Description                                                  Method of Filing
---              -----------                                                  ----------------
10.24*           Amendment, effective as of February 11, 2003, to Stock       Incorporated by reference to the Company's 10-K
                 Option (Plan and) Agreement, dated as of May 15, 1998,       for the year ended June 28, 2003.
                 between Urs W. Stampfli and the Company

10.25*           Amended and Restated Deferred Delivery Plan, as amended      Incorporated by reference to the Company's 10-K
                 through June 30, 2004                                        for the year ended July 3, 2004.

10.26*           Amended and Restated Annual Incentive Compensation Plan,     Incorporated by reference to the Company's 10-K
                 as amended through June 30, 2004                             for the year ended July 3, 2004.

10.27*           Amended and Restated Long Term Incentive Plan Commencing     Incorporated by reference to the Company's 10-K
                 Fiscal 2004, as amended through June 30, 2004, and           for the year ended July 3, 2004.
                 2004-2006 Performance Criteria

10.28*           Restated Flexible Perquisite Spending Account Program        Incorporated by reference to the Company's 10-K
                 for Corporate Officers, as amended through July 12, 2004     for the year ended July 3, 2004.

10.29*           Appendix A, dated June 6, 2002, to Flexible Perquisite       Incorporated by reference to the Company's 10-Q
                 Spending Account Program                                     for the quarter ended December 28, 2002.

10.30*           The Company Executive Management Tax Equalization Policy     Incorporated by reference to the Company's 10-K
                                                                              for the year ended June 29, 2002.

10.31*           Amended and Restated Employment Agreement, dated as of       Incorporated by reference to the Company's 10-K
                 May 1, 1997, between the Company and Ira B. Lampert          for the year ended July 3, 2004.

10.32*           Amendment No. 1 dated as of August 25, 1998, Amendment       Incorporated by reference to the Company's 10-K
                 No. 3 dated as of April 19, 2000, and Amendment No. 4        for the year ended June 30, 2001.
                 dated as of January 1, 2001, to Amended and Restated
                 Employment Agreement dated as of May 1, 1997, between
                 Ira B. Lampert and the Company

10.33*           Amendment No. 2, dated as of January 1, 1999, to Amended     Incorporated by reference to the Company's 10-Q
                 and Restated Employment Agreement dated as of May 1,         for the quarter ended January 2, 1999.
                 1997, between Ira B. Lampert and the Company

No.              Description                                                  Method of Filing
---              -----------                                                  ----------------
10.34*           Amendment No. 5, dated as of December 2, 2002, to            Incorporated by reference to the Company's 10-Q
                 Amended and Restated Employment Agreement dated as of        for the quarter ended December 28, 2002.
                 May 1, 1997, between Ira B. Lampert and the Company

10.35*           Amendment No. 6, dated February 10, 2003, to Amended and     Incorporated by reference to the Company's 10-Q
                 Restated Employment Agreement dated as of May 1, 1997,       for the quarter ended March 29, 2003.
                 between Ira B. Lampert and the Company

10.36*           Memorandum from Ira B. Lampert dated July 28, 2004 to        Incorporated by reference to the Company's 10-K
                 the Company regarding the waiver of certain compensation     for the year ended July 3, 2004.
                 and modification to vesting dates, along with releases
                 signed by Ira B. Lampert

10.37*           Amendment No. 7, dated July 1, 2005, to Amended and          Incorporated by reference to the Company's 8-K
                 Restated Employment Agreement dated as of May 1, 1997,       filed with the SEC on September 9, 2005.
                 between Ira B. Lampert and the Company and Amendment No.
                 1 to Amended and Restated Supplemental Executive
                 Retirement Plan and Agreement ("SERP") for Ira B.
                 Lampert, dated as of August 18, 2004, between Ira B.
                 Lampert and the Company

10.38*           Amendment No. 8, dated November 5, 2008, to Amended and      Filed herewith.
                 Restated Employment Agreement dated as of May 1, 1997,
                 between Ira B. Lampert and the Company

10.39*           Terms of Employment between Urs W. Stampfli and the          Incorporated by reference to the Company's 10-K
                 Company, effective as of January 1, 2000                     for the year ended June 30, 2001.

10.40*           Amendment, dated as of November 20, 2002, to Terms of        Incorporated by reference to the Company's 10-Q
                 Employment dated as of January 1, 2000, between Urs W.       for the quarter ended December 28, 2002.
                 Stampfli and the Company

10.41*           Amendment No. 2 dated as of February 26, 2003, and           Incorporated by reference to the Company's 10-Q
                 Amendment No. 3 dated as of March 30, 2003, to Terms of      for the quarter ended March 29, 2003.
                 Employment dated as of January 1, 2000, between Urs W.
                 Stampfli and the Company

No.              Description                                                  Method of Filing
---              -----------                                                  ----------------
10.42*           Extension and Amendment of Terms of Employment of Urs W.     Incorporated by reference to the Company's 8-K
                 Stampfli with Concord Camera Corp. effective as of           filed with the SEC on December 27, 2005.
                 January 1, 2006, by and between the Company and Urs W.
                 Stampfli

10.43*           Amendment No. 5 to Terms of Employment of Urs W.             Incorporated by reference to the Company's 8-K
                 Stampfli with the Company, effective as of January 1,        filed with the SEC on January 9, 2007.
                 2007

10.44*           Amendment No. 6 to Terms of Employment of Urs. W.            Incorporated by reference to the Company's 8-K
                 Stampfli with the Company, effective as of January 1,        filed with the SEC on December 27, 2007.
                 2008.

10.45*           Amendment No. 7 to Terms of Employment of Urs. W.            Incorporated by reference to the Company's 8-K
                 Stampfli with the Company, effective as of June 24, 2008.    filed with the SEC on June 30, 2008.

10.426           Gerald J. Angeli Terms of Employment with the Company as     Incorporated by reference to the Company's 8-K
                 of April 17, 2000                                            filed with the SEC on November 29, 2005.

10.47*           Amendment to Terms of Employment of Gerald J. Angeli         Incorporated by reference to the Company's 8-K
                 with the Company dated as of June 11, 2001                   filed with the SEC on November 29, 2005.

10.48*           Amendment No. 2 to Terms of Employment of Gerald J.          Incorporated by reference to the Company's 8-K
                 Angeli with the Company dated as of August 12, 2002          filed with the SEC on November 29, 2005.

10.49*           Amendment No. 3 to Terms of Employment of Gerald J.          Incorporated by reference to the Company's 8-K
                 Angeli with the Company dated as of January 1, 2003          filed with the SEC on November 29, 2005.

10.50*           Amendment No. 4 to Terms of Employment of Gerald J.          Incorporated by reference to the Company's 8-K
                 Angeli with the Company dated as of March 22, 2004           filed with the SEC on November 29, 2005.
                 (exclusive of Exhibit A thereto, "the Company Executive
                 Management Tax Equalization Policy" which is
                 incorporated by reference to the Company's Annual Report
                 on Form 10-K for the year ended June 29, 2002; and
                 exclusive Exhibit B thereto, "Concord Camera Corp. Code
                 of Conduct," which is posted on the Company's website,
                 www.concord-camera.com)

10.51*           Confidentiality/Intellectual Property Restrictions and       Incorporated by reference to the Company's 8-K
                 Non-Compete (Rev. February 12, 2001) between the Company     filed with the SEC on November 29, 2005.
                 and Gerald J. Angeli

No.              Description                                                  Method of Filing
---              -----------                                                  ----------------
10.52*           Amendment No. 5 to Terms of Employment of Gerald J.          Incorporated by reference to the Company's 8-K
                 Angeli with the Company dated April 3, 2006                  filed with the SEC on April 6, 2006.

10.53*           Amendment No. 6 to Terms of Employment of Gerald J.          Incorporated by reference to the Company's 8-K
                 Angeli with the Company, effective as of January 1, 2007     filed with the SEC on January 9, 2007.

10.54*           Amendment No. 7 to Terms of Employment of Gerald J.          Incorporated by reference to the Company's 8-K
                 Angeli with the Company, effective as of June 24, 2008       filed with the SEC on June 30, 2008.

10.55*           Terms of Employment between Blaine Robinson and the          Incorporated by reference to the Company's 10-Q
                 Company, effective as of February 11, 2003 and Amendment     for the quarter ended October 2, 2004.
                 No. 1 to same dated as of January 7, 2005.

10.56*           Amendment No. 2 to Terms of Employment of Blaine             Incorporated by reference to the Company's 8-K
                 Robinson with the Company dated April 1, 2006                filed with the SEC on April 6, 2006.

10.57*           Amendment No. 3 to Terms of Employment of Blaine             Incorporated by reference to the Company's 8-K
                 Robinson with the Company dated April 1, 2006 (exclusive     filed with the SEC on April 6, 2006.
                 of Exhibits C, D and E thereto, which were each
                 previously filed with the SEC as exhibits to the
                 Company's Annual Report on Form 10-K for the year ended
                 July 3, 2004)

10.58*           Amendment No. 4 to Terms of Employment of Blaine             Incorporated by reference to the Company's 8-K
                 Robinson with the Company dated January 7, 2008              filed with the SEC on January 11, 2008.

10.59*           Amendment No. 5 to Terms of Employment of Blaine             Incorporated by reference to the Company's 8-K
                 Robinson with the Company dated June 24, 2008                filed with the SEC on June 30, 2008.

10.60*           Terms of Employment of Scott L. Lampert with the Company     Incorporated by reference to the Company's 8-K
                 effective August 1, 2001.                                    filed with the SEC on April 6, 2006.

10.61*           Amendment No. 1 to Terms of Employment of Scott L.           Incorporated by reference to the Company's 8-K
                 Lampert with the Company dated April 1, 2006 (exclusive      filed with the SEC on April 6, 2006.
                 of Exhibits C, D and E thereto, which were each
                 previously filed with the SEC as exhibits to the
                 Company's Annual Report on Form 10-K for the year ended
                 July 3, 2004)

10.62*           Amendment No. 2 to Terms of Employment of Scott L.           Incorporated by reference to the Company's 8-K
                 Lampert with the Company dated January 7, 2008               filed with the SEC on January 11, 2008.

No.              Description                                                  Method of Filing
---              -----------                                                  ----------------
10.63*           Amendment No. 3 to Terms of Employment of Scott L.           Incorporated by reference to the Company's 8-K
                 Lampert with the Company dated June 24, 2008                 filed with the SEC on June 30, 2008.

10.64*           Amendment No. 2 to Amended and Restated SERP for Ira B.      Incorporated by reference to the Company's 8-K
                 Lampert dated as of November 28, 2005                        filed with the SEC on November 29, 2005.

10.65*           Amendment No. 3 to Amended and Restated SERP for Ira B.      Incorporated by reference to the Company's 8-K
                 Lampert dated as of November 28, 2005                        filed with the SEC on November 29, 2005.

10.66*           Amendment No. 1 to Amended and Restated SERP for Keith       Incorporated by reference to the Company's 8-K
                 L. Lampert dated as of November 28, 2005                     filed with the SEC on November 29, 2005.

10.67*           Amendment No. 2 to Amended and Restated SERP for Keith       Incorporated by reference to the Company's 8-K
                 L. Lampert dated as of November 28, 2005                     filed with the SEC on November 29, 2005.

10.68*           Amendment No. 2 to SERP for Gerald J. Angeli dated as of     Incorporated by reference to the Company's 8-K
                 November 28, 2005                                            filed with the SEC on November 29, 2005.

10.69*           Amendment No. 3 to SERP for Gerald J. Angeli dated as of     Incorporated by reference to the Company's 8-K
                 November 28, 2005                                            filed with the SEC on November 29, 2005.

10.70*           Amendment No. 3 to SERP for Harlan I. Press dated as of      Incorporated by reference to the Company's 8-K
                 November 28, 2005                                            filed with the SEC on November 29, 2005.

10.71*           Amendment No. 1 to SERP for Alan Schutzman dated as of       Incorporated by reference to the Company's 8-K
                 November 28, 2005                                            filed with the SEC on November 29, 2005.

10.72*           Amendment No. 4 to Amended and Restated SERP for Urs W.      Incorporated by reference to the Company's 8-K
                 Stampfli dated as of November 28, 2005                       filed with the SEC on November 29, 2005.

10.73*           Amendment No. 5 to Amended and Restated SERP for Urs W.      Incorporated by reference to the Company's 8-K
                 Stampfli dated as of November 28, 2005                       filed with the SEC on November 29, 2005.

10.74*           Separation Agreement between the Company and Harlan          Incorporated by reference to the Company's 10-Q
                 I. Press dated as of December 24, 2005                       for the quarter ended December 31, 2005.

10.75*           Separation Agreement between the Company and Alan            Incorporated by reference to the Company's 10-Q
                 Schutzman dated as of December 24, 2005                      for the quarter ended December 31, 2005.

No.              Description                                                  Method of Filing
---              -----------                                                  ----------------
10.76*           Separation Agreement between the Company and Keith           Incorporated by reference to the Company's
                 L. Lampert dated as of December 24, 2005                     10-Q for the quarter ended December 31, 2005.

10.77            Lease Agreement, undated between Prologis Trust, a           Incorporated by reference to the Company's 10-Q
                 Maryland real estate investment trust, and the Company       for the quarter ended January 2, 1999.

10.78            Lease Agreement, dated as of August 12, 1998, between        Incorporated by reference to the Company's 10-Q
                 CarrAmerica Realty Corp. and the Company                     for the quarter ended January 2, 1999.

10.79            First Amendment, dated October 12, 1999, to Lease dated      Incorporated by reference to the Company's 10-Q
                 as of August 12, 1998, between CarrAmerica Realty Corp.      for the quarter ended October 2, 1999.
                 and the Company

10.80            Second Amendment, dated January 3, 2000, to Lease dated      Incorporated by reference to the Company's 10-K
                 as of August 12, 1998, between CarrAmerica Realty Corp.      for the year ended July 1, 2000.
                 and the Company

10.81            Third Amendment, dated January 6, 2003, to Lease dated       Incorporated by reference to the Company's 10-Q
                 as of August 12, 1998, between CRD Presidential, LLC and     for the quarter ended December 28, 2002.
                 the Company

10.82            Letter agreement between Dah Sing and CCHK, dated            Incorporated by reference to the Company's 10-K
                 September 25, 2007, extending the Dah Sing Facilities        for the year ended June 30, 2007.
                 until October 31, 2007 under existing conditions

10.83            Renewal letter from Dah Sing to CCHK, dated November 21,     Incorporated by reference to the Company 10-Q
                 2007, renewing the financing facility until June 30,         for the quarter ended December 29, 2007.
                 2008 under revised conditions

10.84            Financing Agreement between Concord Keystone Sales           Incorporated by reference to the Company 10-Q
                 Corp. and The CIT Group/Commercial Services, Inc.            for the quarter ended December 29, 2007.
                 dated October 26, 2007

10.85            Express Creditline Loan Agreement with Citigroup             Incorporated by reference to the Company 10-Q
                 dated April 17, 2008                                         for the quarter ended March 29, 2008.

10.86*           Memorandum from Ira B. Lampert dated November 7,             Filed herewith.
                 2008 to the Company regarding the waiver of certain
                 change in control payments

14.1             The Company Code of Conduct (Rev. 3-30-06)                   Incorporated by reference to the Company's 8-K
                                                                              filed with the SEC on April 6, 2006.

16.1             Letter from Ernst & Young LLP to the SEC dated June 20,      Incorporated by reference to the Company's 8-K
                 2005.                                                        filed with the SEC on June 20, 2005.

17.1             Resignation of J. David Hakman as a member of the Board      Incorporated by reference to the Company's 8-K
                 of Directors                                                 filed with the SEC on November 23, 2004.

21               Subsidiaries of the Company                                  Filed herewith.

23.1             Consent of BDO Seidman, LLP                                  Filed herewith.

31.1             Certification of Principal Executive Officer pursuant to     Filed herewith.
                 Rule 13a-14(a)/15d-14(a)

No.              Description                                                  Method of Filing
---              -----------                                                  ----------------
31.2             Certification of Principal Financial Officer pursuant to     Filed herewith.
                 Rule 13a-14(a)/15d-14(a)

32.1             Certification of Principal Executive Officer pursuant to     Filed herewith.
                 18 U.S.C. ss.1350

32.2             Certification of Principal Financial Officer pursuant to     Filed herewith.
                 18 U.S.C. ss.1350

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CONCORD CAMERA CORP.

Date: November 7, 2008                       By: /s/ Ira B. Lampert
                                                 -------------------------------
                                                 Ira B. Lampert, Chairman, Chief
                                                 Executive Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, and on the date set forth above.

Signature                               Title
---------                               -----

/s/ Ira B. Lampert                      Chairman of the Board, Chief Executive
------------------------------          Officer and President
Ira B. Lampert                          (Principal Executive Officer)


/s/ Blaine A. Robinson                  Vice President - Finance, Treasurer and
------------------------------          Assistant Secretary (Principal Financial
Blaine A. Robinson                      and Accounting Officer)


/s/ Morris H. Gindi                     Director
------------------------------
Morris H. Gindi

/s/ Ronald S. Cooper                    Director
------------------------------
Ronald S. Cooper

/s/ William J. O'Neill, Jr.             Director
------------------------------
William J. O'Neill, Jr.

/s/ Roger J. Beit                       Director
------------------------------
Roger J. Beit

                                  Exhibit Index

No.             Description
---             -----------
10.15           Letter agreement between Dah Sing and CCHK, dated
                September 30, 2008

10.38 Amendment No. 8, dated November 5, 2008, to Amended and Restated Employment Agreement dated as of May 1, 1997

10.86           Memorandum from Ira B. Lampert dated November 7,
                2008 to the Company

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