Form 10-Q
period 2008-09-27
CONCORD CAMERA CORP
filed 2008-11-14
CIK 831861

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 27, 2008

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

      Non-accelerated filer |X|         Smaller reporting company |_|
      (Do not check if a smaller
      reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      Yes |_|               No  |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, no par value - 5,913,610 shares as of November 10, 2008

                                      Index

                      Concord Camera Corp. and Subsidiaries

Part I. FINANCIAL INFORMATION                                           Page No.

Item 1.    Financial Statements (Unaudited)

             Condensed consolidated balance sheets as of
                September 27, 2008 (Unaudited) and June 28, 2008...............3

             Condensed consolidated statements of operations
                (Unaudited) for the quarter ended
                September 27, 2008 and September 29, 2007......................4

             Condensed consolidated statements of cash flows
                (Unaudited) for the quarter ended
                September 27, 2008 and September 29, 2007......................5

             Notes to condensed consolidated financial
                statements (Unaudited).........................................6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................19

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........28

Item 4T.   Controls and Procedures............................................28

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings..................................................28

Item 1A.   Risk Factors.......................................................29

Item 6.    Exhibits...........................................................29

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

                                                                                                 September 27, 2008        June 28,
                                                                                                     (Unaudited)             2008
                                                                                                 ------------------       ---------
                                      Assets
Current Assets:
      Cash and cash equivalents                                                                       $  20,001           $  19,041
      Restricted cash                                                                                     6,200               6,200
      Short-term investments                                                                                300               1,750
      Accounts receivable, net                                                                            8,782              10,478
      Inventories                                                                                        10,755              10,431
      Prepaid expenses and other current assets                                                             593                 821
      Assets held for sale                                                                                3,814               3,814
                                                                                                      ---------           ---------
                               Total current assets                                                      50,445              52,535
Long-term investments                                                                                    16,768              16,768
Property, plant and equipment, net                                                                          744                 868
Other assets                                                                                                185                 431
                                                                                                      ---------           ---------
                               Total  assets                                                          $  68,142           $  70,602
                                                                                                      =========           =========

                       Liabilities and Stockholders' Equity
Current Liabilities:
      Short-term borrowings under financing  facilities                                               $  14,032           $  17,621
      Accounts payable                                                                                   11,271              10,583
      Accrued royalties                                                                                   1,540               2,206
      Accrued expenses                                                                                    4,495               4,364
      Other current liabilities                                                                             489                 830
                                                                                                      ---------           ---------
                               Total current liabilities                                                 31,827              35,604
Other long-term liabilities                                                                               1,127               1,096
                                                                                                      ---------           ---------
                               Total liabilities                                                         32,954              36,700
Commitments and contingencies

Stockholders' Equity:
      Blank check preferred stock, no par value,
          1,000 shares authorized, none issued                                                               --                  --

      Common stock, no par value, 20,000 shares
          authorized; 6,261 shares issued
          as of September 27, 2008 and June 28, 2008                                                    143,860             143,860
      Additional paid-in capital                                                                          5,202               5,197
      Accumulated other comprehensive loss                                                               (5,082)             (5,082)
      Accumulated deficit                                                                              (103,799)           (105,080)
                                                                                                      ---------           ---------
                                                                                                         40,181              38,895
      Less: treasury stock, at cost, 347 shares as
            of  September 27, 2008 and June 28, 2008                                                     (4,993)             (4,993)
                                                                                                      ---------           ---------
                               Total stockholders' equity                                                35,188              33,902
                                                                                                      ---------           ---------
                               Total liabilities and stockholders' equity                             $  68,142           $  70,602
                                                                                                      =========           =========

See accompanying notes to condensed consolidated financial statements.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

                                                                                                     For the quarter ended
                                                                                             --------------------------------------
                                                                                             September 27,            September 29,
                                                                                                 2008                     2007
                                                                                             -------------            -------------
Net sales                                                                                      $ 17,669                 $ 21,698
Cost of products sold                                                                            14,500                   18,683
                                                                                               --------                 --------
Gross profit                                                                                      3,169                    3,015
Selling expenses                                                                                  1,099                    2,173
General and administrative expenses                                                               2,004                    2,842
                                                                                               --------                 --------
Operating income (loss)                                                                              66                   (2,000)
Interest expense                                                                                    187                       77
Other income, net                                                                                (1,406)                    (315)
                                                                                               --------                 --------
Income (loss) before  provision for income taxes                                                  1,285                   (1,762)
Provision for income taxes                                                                            4                        1
                                                                                               --------                 --------
Net income (loss)                                                                              $  1,281                 $ (1,763)
                                                                                               ========                 ========

Net income (loss) per common share:
Basic and diluted income
   (loss) per common share                                                                     $   0.22                 $  (0.30)
                                                                                               ========                 ========

Weighted average
   common shares outstanding -- basic and diluted                                                 5,914                    5,914
                                                                                               ========                 ========

See accompanying notes to condensed consolidated financial statements.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

                                                                                               ------------------------------------
                                                                                                      For the quarter ended
                                                                                               ------------------------------------
                                                                                               September 27,          September 29,
                                                                                                   2008                   2007
                                                                                               -------------          -------------
Cash flows from operating activities:
Net income (loss)                                                                                $  1,281               $ (1,763)
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                                                     231                    804
    Gain on disposal of property, plant and equipment                                                (164)                    --
    Share-based compensation                                                                            5                      5
    Unrecognized tax benefit                                                                           --                    (62)
    Changes in operating assets and liabilities:
         Accounts receivable, net                                                                   1,696                  2,434
         Inventories                                                                                 (324)                (2,770)
         Prepaid expenses and other current assets                                                    180                    512
         Other assets                                                                                 246                     --
         Accounts payable                                                                             688                    434
         Accrued expenses                                                                             132                   (242)
         Accrued royalty                                                                             (666)                (1,060)
         Other current liabilities                                                                   (340)                  (336)
         Other long-term liabilities                                                                   30                     29
                                                                                                 --------               --------
    Net cash provided by (used in) operating activities                                             2,995                 (2,015)
                                                                                                 --------               --------
Cash flows from investing activities:
    Proceeds from sales of available-for-sale
       investments                                                                                  1,450                 23,175
    Purchases of available-for-sale investments                                                        --                (19,850)
    Purchases of property, plant and equipment                                                         (5)                    (7)
    Proceeds from sale of property, plant and equipment                                               110                     --
                                                                                                 --------               --------
    Net cash provided by  investing activities                                                      1,555                  3,318
                                                                                                 --------               --------
Cash flows from financing activities:
    Repayments under financing facilities, net                                                     (3,590)                  (428)
                                                                                                 --------               --------
    Net cash used in financing activities                                                          (3,590)                  (428)
                                                                                                 --------               --------
    Net increase  in cash and cash equivalents                                                        960                    875
Cash and cash equivalents at beginning of the period                                               19,041                  3,853
                                                                                                 --------               --------
Cash and cash equivalents at end of the period                                                   $ 20,001               $  4,728
                                                                                                 ========               ========

See Note 6- Supplemental Cash Flow Information in the accompanying notes to condensed consolidated financial statements.

                      CONCORD CAMERA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 27, 2008
                                   (Unaudited)

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

On October 29, 2008, based on the Special Committee's review of strategic alternatives and recommendation, the Board recommended the dissolution of the Company and the adoption of a plan of liquidation (the "Liquidation Proposal"). The Liquidation Proposal is subject to approval by the Company's shareholders at the 2008 Annual Meeting of Shareholders (the "Annual Meeting") that is expected to be held in December 2008. Pending the shareholders' vote on the Liquidation Proposal, the Company has ceased manufacturing products, purchasing materials and products and undertaking commitments for sales of its products, except as necessary to complete the manufacture and sale of materials and products that the Company has remaining in inventory.

The Company filed its preliminary proxy statement with the Securities and Exchange Commission ("SEC") on November 7, 2008. Once the SEC review process is complete, the Company will mail a copy of the definitive proxy statement to its shareholders.

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

If the Company's shareholders do not approve the Liquidation Proposal, the Board will explore the alternatives then available for the future of the Company. The Company believes the value of its business will be materially and adversely impacted after the announcement of the recommendation by its Board of the Liquidation Proposal. In particular, pending the shareholders' vote on the Liquidation Proposal, the Company has ceased manufacturing products, purchasing materials and products and undertaking commitments for sales of its products, except as necessary to complete the manufacture and sale of materials and products that it has remaining in inventory and, as a result, the Company believes that many, if not all, of its customers, including its major customers, will transition their business to the Company's competitors. Therefore, if the Company's shareholders do not approve the Liquidation Proposal, the Company will not be able to continue to operate its business as it existed prior to the Board's recommendation of the Liquidation Proposal and may not be able to operate its business at all.

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

Note 2 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 27, 2008 ("First Quarter Fiscal 2009") are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009 ("Fiscal 2009"). For comparative purposes, the quarter ended September 29, 2007, has been defined as the ("First Quarter Fiscal 2008"). The balance sheet at June 28, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company and its consolidated subsidiaries manage their business on the basis of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on November 7, 2008 for the fiscal year ended June 28, 2008 ("Fiscal 2008").

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

Note 3 - Significant Customers:

During the First Quarter Fiscal 2009, the Company's sales to Walgreen Co. ("Walgreens") and sales to Wal-Mart Stores, Inc. ("Wal-Mart") decreased as compared to the First Quarter Fiscal 2008. The First Quarter Fiscal 2009 decrease in sales to Walgreens and Wal-Mart was primarily attributable to a decrease in sales of single-use cameras and, to a lesser extent, a decrease in sales of traditional film cameras. The loss of either of these significant customers or any other large customer or substantially reduced sales to either of these significant customers or any other large customer could have a material adverse effect on the Company's results of operations if the Company's shareholders do not approve the Liquidation Proposal.

The following table illustrates each significant customer's net sales as a percentage of consolidated net sales during the First Quarter Fiscal 2009 and the First Quarter Fiscal 2008.

                                                        Percent of Net Sales
                                                   -----------------------------
                                                       For the quarter ended
                                                   -----------------------------
                                                   September 27,   September 29,
                                                       2008            2007
                                                   -------------   -------------
Wal-Mart                                               24.8%           36.8%
Walgreens                                              17.1%           15.9%
                                                       ----            ----
Total                                                  41.8%           52.7%
                                                       ====            ====

Note 4 - Summary of Significant Accounting Policies:

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

Foreign Currency Transactions

The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, European Euro, British Pound Sterling, PRC Renminbi, Hong Kong Dollar and the Japanese Yen. Although certain net sales to customers and purchases of certain components and services are transacted in local currencies, each of the Company's foreign subsidiaries purchases substantially all of its finished goods inventories in U.S. Dollars. Therefore, the Company has determined the U.S. Dollar is the functional currency for all of its subsidiaries. The accounting records for subsidiaries that are maintained in a local currency are remeasured into the U.S. Dollar. Accordingly, most non-monetary balance sheet items and related income statement accounts are remeasured from the applicable local currency to the U.S. Dollar using average historical exchange rates, producing substantially the same result as if the entity's accounting records had been maintained in the U.S. Dollar. Adjustments resulting from the remeasurement process are recorded into earnings. Gains or losses resulting from foreign currency transactions and remeasurement are included in "Other income, net" in the accompanying consolidated statements of operations. Net foreign currency losses of approximately $0.1 million are included in "Other income, net" for each of the First Quarter Fiscal 2009 and the First Quarter Fiscal 2008, respectively, in the accompanying condensed consolidated statements of operations.

Hedging Activities

During the First Quarter Fiscal 2009 and the First Quarter Fiscal 2008, the Company had no forward exchange contracts or other derivatives outstanding and did not participate in any other type of hedging activities.

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

Investments

At September 27, 2008 and June 28, 2008, the Company's "Short-term investments" and "Long-term investments" as classified in the accompanying consolidated balance sheets consisted of auction rate debt securities and are considered to be available-for-sale securities. As of September 27, 2008 and June 28, 2008, the Company has recorded a $5.1 million unrealized loss related to its auction rate debt securities. The Company has experienced redemptions of approximately $0.3 million of its auction rate securities at 100% of par value subsequent to September 27, 2008 and has consented to tender $2.1 million in par value of its auction rate securities pursuant to an offer by the issuer to purchase such securities for approximately $1.9 million. See Note 13, Subsequent Events. Currently, the Company has the ability and intent to hold its auction rate securities until a recovery of par value and does not consider its auction rate securities to be other-than-temporarily impaired at September 27, 2008. Realized gains and losses, interest and dividends are classified as investment income in "Other income, net" in the accompanying consolidated statements of operations. For the First Quarter Fiscal 2009 and First Quarter Fiscal 2008, included in "Other income, net" in the accompanying condensed consolidated statements of operations are approximately $0.3 million and $0.5 million, respectively, of investment income related to the short-term investments.

Inventories

Inventories, consisting of raw materials, components, work-in-process and finished goods, are stated at the lower of cost or market value and are determined on a first-in, first-out basis. Work-in-process and component inventory costs include materials, labor and manufacturing overhead. The Company records lower of cost or market value adjustments based upon changes in market pricing, customer demand, technological developments or other economic factors and for on-hand excess, obsolete or slow-moving inventory. See Note 7, Inventories.

Assets Held For Sale

At September 27, 2008 and June 28, 2008, the Company's "Assets Held for Sale" in the accompanying consolidated balance sheets consist of certain land, building, and improvements held for sale. The certain land, building, and improvements met the criteria to be considered held for sale under Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets at September 27, 2008 and June 28, 2008. The Company currently anticipates that the sale of these assets will occur within the next twelve months.

Impairment of Long-Lived and Other Assets

In accordance with SFAS No. 144, the Company continually evaluates whether events and circumstances have occurred that provide indications of impairment. The Company records an impairment loss when indications of impairment are present and when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The Company performs an impairment test by summarizing the undiscounted cash flows expected to result from the use and eventual sale of its long-lived assets. If the sum of the undiscounted cash flows exceeds the carrying values of these assets, then the Company concludes these carrying values are recoverable. As of September 27, 2008, the sum of the Company's undiscounted forecasted cash flows exceeded the carrying value of its long-lived assets.

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

Share-Based Compensation Expense

Effective July 3, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, "Share-Based Payment," as interpreted by Financial Accounting Standards Board ("FASB") Staff Positions No. 123R-1, 123R-2, 123R-3, 123R-4, 123R-5 and 123R-6. Share-based compensation expense of approximately $5,000 is included in income (loss) before income taxes for each of the First Quarter Fiscal 2009 and the First Quarter Fiscal 2008, respectively.

The total income tax benefit of $0 was recognized in the consolidated statement of operations for the share-based compensation arrangements for each of the First Quarter Fiscal 2009 and the First Quarter Fiscal 2008, respectively. The Company considers all of its share-based compensation expense as a component of general and administrative expenses in the accompanying consolidated statements of operations. In addition, no amount of share-based compensation was capitalized as part of capital expenditures or inventory for the First Quarter Fiscal 2009 and the First Quarter Fiscal 2008.

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

Comprehensive Income (Loss)

Comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, ("SFAS No. 130") includes net income (loss) adjusted for certain revenues, expenses, gains and losses that are excluded from net income (loss) under accounting principles generally accepted in the United States of America. During the First Quarter Fiscal 2009 and the First Quarter Fiscal 2008, the Company's comprehensive income (loss) was $1.3 million and $(1.8) million, respectively, the same as the net income (loss) for the period because the Company did not have any items of other comprehensive income or (loss).

Income (Loss) Per Share

Basic and diluted income (loss) per share are calculated in accordance with SFAS No. 128, Earnings per Share ("SFAS No. 128"). All applicable income (loss) per share amounts have been presented in conformity with SFAS No. 128 requirements. During the First Quarter Fiscal 2009 and the First Quarter Fiscal 2008, the Company issued no shares of Common Stock on the exercise of stock options. In the First Quarter Fiscal 2009 and the First Quarter Fiscal 2008, potentially dilutive securities were comprised of stock options to purchase 0 and 18 shares of Common Stock, respectively that were not included in the calculation of diluted income (loss) per share because their impact was antidilutive. In the First Quarter Fiscal 2008, the weighted average effect of 66,202 shares for which delivery had been deferred under the Company's Deferred Delivery Plan was included in the denominator of both basic and diluted income (loss) per share calculations. The 66,202 deferred shares were delivered on July 2, 2007 and included in the total shares outstanding during the First Quarter Fiscal 2009 and the First Quarter Fiscal 2008, respectively. See Note 2 - Basis of Presentation, Reverse Split of Common Stock and Note 9 - Deferred Share Arrangement.

Note 5 - Recently Issued Accounting Pronouncements:

In October 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 157-3 that clarifies the application of Statement of Financial Accounting Standards ("SFAS") No. 157 in a market that is not active. FSP No. FAS 157-3 is effective October 2008, including prior periods for which financial statements have not been issued. The adoption of FSP No. FAS 157-3 did not have a material impact on the Company's consolidated financial statements.

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

In May 2007, the FASB issued FSP No. FIN 48-1, Definition of Settlement in FASB Interpretation No.48 ("FSP No. FIN 48-1"), which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FSP No. FIN 48-1 must be applied upon the initial adoption of "FIN 48" (as defined below). The adoption of FSP No. FIN 48-1 did not have a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115," ("SFAS No. 159") which provides companies with an option to report selected financial assets and liabilities at their fair values. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, FASB No. 159 specifies that all subsequent changes in fair value for that instrument must be reported in earnings. FASB No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material impact on the Company's consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes" ("FIN 48"), to create a single model to address accounting for uncertainty in income tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on the measurement, derecognition and classification of recognized tax benefits, interest and penalties, accounting for interim periods and the transition of the accounting method upon the adoption of FIN 48. FIN 48 is effective for years beginning after December 15, 2006. Accordingly, we adopted FIN 48 effective as of July 1, 2007. Note 4 - Summary of Significant Accounting Policies, Income Taxes.

Note 6 - Supplemental Cash Flow Information:

Non-cash Investing Activities:
(amounts in thousands)

                                                             First Quarter     First Quarter
Deferred Share Arrangement                                    Fiscal 2009       Fiscal 2008
--------------------------                                   -------------     -------------
Deferred share arrangement obligation to participant            $   --            $ (413)
Common stock received and held in trust                             --               413
                                                                ------            ------
                                                                $   --            $   --
                                                                ======            ======

See Note 9 - Deferred Share Arrangement for a description of the deferred share arrangement transactions in the First Quarter Fiscal 2008.

Note 7 - Inventories:

Inventories consist of the following:
(amounts in thousands)

                                                    September 27,      June 28,
                                                        2008             2008
                                                    -------------      --------
Raw materials, components, and
  work-in-process                                     $ 3,987           $ 4,866
Finished goods                                          6,768             5,565
                                                      -------           -------
Total inventories                                     $10,755           $10,431
                                                      =======           =======

During the First Quarter Fiscal 2009 inventory carrying values approximated their cost basis and no charges were made to reduce the carrying value of the inventory in stock.

Note 8 - Short-Term Borrowings and Financing Facilities:

Hong Kong Financing Facilities

Concord Camera HK Limited ("CCHK"), the Company's Hong Kong subsidiary, has an approximate US$1.0 million demand financing facility with Dah Sing Bank, Limited ("Dah Sing") and a US$5.2 million demand financing facility with The Hongkong and Shanghai Banking Corporation ("HSBC"). The HSBC financing facility consists of an import facility of approximately US$4.7 million and a guarantee facility of 380,000 Euros (equal to approximately US$0.5 million). As security for the financing facilities, among other things, CCHK provided to HSBC and Dah Sing pledged deposits in the amount of approximately US$5.2 million and US$1.0 million, respectively. The HSBC financing facility is subject to review by HSBC by June 15, 2009 and the Dah Sing financing facility is subject to review by Dah Sing at any time.

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

United States Financing Facilities

Concord Keystone Sales Corp. ("Keystone"), the Company's United States subsidiary, has a $15 million secured revolving line of credit (the "CIT Facility"), which includes a letter of credit ("L/C") sub-line of $10 million, with The CIT Group/Commercial Services, Inc. ("CIT"). The CIT Facility is secured by a first priority lien and security interest in CIT's favor on, among other things, Keystone's accounts receivable, other payment rights and inventory.

The borrowing base under the CIT Facility consists of (i) 90% of the eligible accounts receivable plus (ii) the lesser of (a) 60% of the sum of the eligible inventory and the eligible in-transit inventory or (b) 90% of the eligible accounts receivable, minus (iii) the amount of the availability reserves. All loans, advances and extensions of credit will be made at CIT's discretion. Interest on the CIT Facility is payable monthly in arrears at the prime rate announced by JP Morgan Chase Bank plus 0.25% per annum, or in Keystone's discretion, at the one-month London Interbank Offered Rate (LIBOR) plus 2.25% per annum. The current term of the CIT Facility expires on October 16, 2009, with annual renewals thereafter, unless terminated by either party upon 30 days' written notice before the expiration of the initial term or any renewal term. In addition, Keystone may terminate the CIT Facility at any time upon 30 days' written notice to CIT. See Note 13, Subsequent Events.

Upon the occurrence of certain events of default, including the Company ceasing to own and control 100% of Keystone's voting shares, CIT's obligation under the CIT Facility to make revolving loans and assist Keystone with opening L/Cs shall cease and CIT may declare all obligations immediately due and payable (including principal and accrued but unpaid interest on all then outstanding obligations). In the event Keystone was to utilize all or a portion of the CIT Facility and CIT was to demand repayment at a time when the Company did not otherwise have sufficient borrowing capacity or liquid assets that would enable Keystone to repay the CIT Facility in full, CIT would be entitled to foreclose on Keystone's pledged inventory. This could result in Keystone's inventory being sold at a significant discount to its carrying value and could have a material adverse effect on the Company's liquidity, ability to fund its operations, results of operations and financial condition.

Effective April 17, 2008, the Company entered into an Express Creditline Loan Agreement (the "Loan Agreement") with Citigroup Global Markets, Inc. ("Citigroup") for a $9 million secured revolving credit line (the "Citigroup Facility"). Advances under the Citigroup Facility may be used by the Company to finance business operations and general working capital and other corporate business purposes, including, but not limited to, implementation of strategic alternatives, distributions to shareholders and/or any other uses of cash as determined by the Company and cannot be used to purchase, carry or trade in securities, or reduce or retire indebtedness incurred to purchase, carry or trade in securities. In addition to the $9 million credit line for advances, the Citigroup Facility provided for the accrual of up to $1 million of interest, resulting in an aggregate credit limit of $10 million (the "Loan Limit") under the Citigroup Facility. Effective October 20, 2008, the Loan Limit was increased to $10,925,000. The Citigroup Facility is secured by a first priority lien and security interest in the Company's remaining auction rate securities (the "Collateral").

Under the terms of the Loan Agreement, interest on amounts outstanding under the Citigroup Facility was payable monthly at the Open Federal Funds rate plus 1.50% per annum from April 17, 2008 through October 21, 2008. In order to maintain its eligibility for this interest rate, the Company was to continue to attempt to sell the Collateral at future auctions. Effective October 21, 2008, the interest rate was increased to the Open Federal Funds rate plus 3.25% per annum. Citigroup may, in its sole discretion and without cause, demand full or partial payment of any outstanding balance under the Citigroup Facility or reduce the Loan Limit at any time. The Loan Agreement may be terminated by either party upon thirty calendar days' prior written notice to the other party.

At September 27, 2008 and June 28, 2008, the Company had $1.0 million and $3.2 million, respectively, in short-term borrowings outstanding under the Hong Kong financing facilities described above. The weighted average borrowing rates on the short-term borrowings as of September 27, 2008 and June 28, 2008, were 5.8% and 6.3%, respectively.

At September 27, 2008 and June 28, 2008, the Company had $13.0 million and $14.4 million, respectively, in short-term borrowings outstanding under the United States Financing Facilities. The weighted average borrowing rates on the short-term borrowings as of September 27, 2008 and June 28, 2008 were 4.9% and 4.7%, respectively.

At September 27, 2008 and June 28, 2008, the Company had $1.2 million and $1.5 million, respectively, in letters of credit outstanding, which were issued primarily to certain suppliers to guarantee payment for our purchase orders with such suppliers. The letters of credit are issued under the Company's import facilities that have been granted to CCHK.

Note 9 - Deferred Share Arrangement:

The Company's Deferred Delivery Plan allows designated executive officers to elect, subject to the approval of the Compensation and Stock Option Committee of the Company's Board of Directors, to defer the gains on certain stock option exercises by deferring delivery of the "profit" shares to be received upon exercise.

On July 2, 2007, the Chairman took delivery of the 66,202 shares held in trust upon expiration of the extended deferral period, reducing the deferred share arrangement balance in stockholders' equity by $412,825. As of September 27, 2008, there were no deferred shares held in trust by the Company. See Note 2 - Basis of Presentation, Reverse Split of Common Stock and Note 6 - Supplemental Cash Flow Information.

Note 10 - Commitments and Contingencies:

License and Royalty Agreements

On May 10, 2004, the Company entered into a twenty year, worldwide trademark license agreement with Jenoptik AG for the exclusive use of the Jenoptik brand name and trademark on non-professional consumer imaging products including, but not limited to, digital, single-use and traditional cameras, and other imaging products and related accessories. The license agreement provides for a royalty of one-half of one percent (0.5%) of net sales of non-professional consumer imaging products bearing the JENOPTIK brand name for the first ten (10) years of the license and a royalty of six-tenths of one percent (0.6%) for the second ten
(10) years of the license. There are no minimum guaranteed royalty payments. In August 2008, the Company entered into an agreement with Jenoptik AG to terminate the Jenoptik trademark license agreement effective January 1, 2010 in exchange for Jenoptik AG's waiver of certain royalty payments and reimbursement to the Company of approximately $1.1 million of the upfront license fee paid by the Company upon entering into the license agreement in 2004. The reimbursement of $1.1 million was recorded in "Other income, net" in the accompanying consolidated statement of operations for the First Quarter Fiscal 2009. As of September 27, 2008, the carrying value of the license was $0.1 million.

Effective January 1, 2001, the Company entered into a new twenty-year license agreement with FujiFilm Corporation ("Fuji"). Under the new license agreement, Fuji granted the Company a worldwide non-exclusive license (excluding Japan until January 1, 2005) to use certain of Fuji's patents and patent applications related to single-use cameras. The license extends until the later of the expiration of the last of the licensed Fuji patents or February 26, 2021. In consideration of the license, the Company agreed to pay a license fee and certain royalty payments to Fuji. During Fiscal 2008, the Company recorded an impairment charge of $3.0 million to lower the carrying value of the Fuji license. The Company previously amortized this asset based upon quantities of units produced. As of September 27, 2008, the carrying value of the Fuji license was $0. The Company also recorded as a liability a corresponding amount that was included in licensing related obligations in "Other liabilities" in the accompanying consolidated balance sheets at September 27, 2008 and June 28, 2008, which was equal to the present value of future license fee payments. . The Company's ability to manufacture and sell single-use cameras depends in part on the continuation of its right to use the Fuji patents. As a result, the Company believes that the loss of the Fuji license prior to the expiration of the patents would have a material adverse effect on the Company's financial position and results of operations if the Company's shareholders do not approve the Liquidation Proposal and the Company seeks to continue its single-use camera business.

On August 26, 2002, the Company entered into two Polaroid licensing agreements. The two license agreements provided it with the exclusive (with the exception of products already released by Polaroid into the distribution chain), worldwide use of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of single-use and traditional film based cameras, including zoom cameras and certain related accessories. The license agreements did not include instant or digital cameras. Each license agreement included an initial term expiring on February 1, 2006, provided the Company the right to renew the license under the same economic terms for an additional three-year period and provided for the payment by the Company of $3.0 million of minimum royalties, or $6.0 million in total for both license agreements, which were fully credited against percentage royalties. On November 28, 2005, the Company exercised its right to renew the single-use camera license agreement with Polaroid for an additional three-year term expiring on February 1, 2009 in accordance with the same economic terms included in the original agreement. Pursuant to the terms of the single-use camera license agreement, as of February 1, 2008, the Company paid $3.0 million of minimum royalties and recorded the payment as a prepaid asset. The Company amortizes this asset based upon a percentage of net sales of Polaroid branded single-use cameras during the three-year renewal term expiring February 1, 2009. In January 2006, the Company entered into a new license agreement with Polaroid providing it with the exclusive, worldwide use of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of traditional film cameras. The new license agreement is for a term of three years expiring on January 31, 2009 and provided for the payment by the Company of $50,000 of minimum royalties on or before October 31, 2006, which was fully credited against percentage royalties during the first year of the term. There are no minimum guaranteed royalty payments under the traditional film license agreement after the first year of the term. The Company has engaged in discussions with Polaroid regarding the renewal of the single-use camera license agreement, but has suspended those discussions pending the Company's shareholders' vote on the Liquidation Proposal. If the shareholders do not approve the Liquidation Proposal, it is uncertain whether the Company will be able to renew the single-use camera license agreement. The Company believes that the loss of the Polaroid single-use camera license would have a material adverse effect on its financial position and results of operations if the Company's shareholders do not approve the Liquidation Proposal and the Company seeks to continue its single-use camera business.

Additionally, the Company has other license and royalty agreements that require the payment of royalties based on the manufacture and/or sale of certain products. Its license and royalty agreements expire at various dates through Fiscal 2023. Total amortization and royalty expense for all licensing and royalty agreements for the First Quarter Fiscal 2009 and the First Quarter Fiscal 2008, was $1.3 million and $1.5 million, respectively.

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

Based on the Company's initial assessment of these claims, infringement of one or more patents is probable if the patents are valid. Based upon the licensing discussions to date, the Company preliminarily estimates the potential royalties due to these two claimants for digital camera sales through September 27, 2008 to be between $0 and approximately $6.7 million in the aggregate. The actual royalty amounts, if any, for past and future sales are dependent upon the outcome of the negotiations. The Company has notified certain of its suppliers of its right to be indemnified by the suppliers if it is required to pay royalties or damages to either claimant. The Company is unable to reasonably estimate the amount of the potential loss, if any, within the range of estimates relating to these claims. Accordingly, the Company has not accrued any amounts related to these claims as of September 27, 2008.

Purchase Commitments

At September 27, 2008, the Company had $2.1 million in non-cancelable purchase commitments relating to the procurement of raw materials, components and finished goods inventory from various suppliers. In the aggregate, such commitments are not at prices in excess of current market values and typically do not exceed one year.

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

Note 12 -- Other Charges:

Cost-Reduction Initiatives and Related Charges

The Company continues to evaluate its cost structure and implement cost-reduction initiatives as appropriate. During the First Quarter Fiscal 2009, we incurred approximately $0.1 million in severance costs related to the Company's current cost-reduction initiatives.

During the First Fiscal Quarter 2008, the Company recorded a $60,000 reduction in a liability related to severance costs accrued for the elimination of certain employee positions.

Table I -- Other Charges Liability reconciles the beginning and ending balances of the other charges liability.

(in thousands)

Other Charges Liability

                                          Severance
                                          ---------
Balance as of June 28, 2008                 $ 543
Charges                                        84
Reversals                                      --
Payments                                     (330)
                                            -----
Balance as of September 27, 2008            $ 297
                                            =====

Table II -- Other Charges presents the related expenses and their classification in the consolidated statements of operations.

(in thousands)

Other Charges                             Severance
                                          ---------
First Quarter Fiscal 2009
Cost of products sold                       $ 84
Selling expenses                              --
General and administrative expense            --
                                            ----
Total                                       $ 84
                                            ====

First Quarter Fiscal 2008
Cost of products sold                       $ --
Selling expense                              (60)
General and administrative expense            --
                                            ----
Total                                       $(60)
                                            ====

As a result of the cost-reduction initiatives implemented in Fiscal 2008, we expect to make cash payments totaling $0.3 million during Fiscal 2009 related to severance.

Note 13 - Subsequent Events:

On November 10, 2008, the Company received a notice from the NASDAQ Stock Market ("NASDAQ") indicating that the Company's filing delinquency resulting from the Company's delay in filing its Annual Report on Form 10-K for Fiscal 2008 had been cured and therefore, the Company's securities would remain listed on the NASDAQ Global Market. The Company was previously notified by NASDAQ that the Company's securities were subject to delisting due to the Company's failure to file its Annual Report on Form 10-K for Fiscal 2008. On November 7, 2008, the Company filed its Annual Report on Form 10-K for Fiscal 2008 with the SEC and NASDAQ, thereby regaining compliance with all requirements for continued listing on the NASDAQ Global Market.

On November 3, 2008, Keystone received a notice from CIT that an event of default existed under the CIT Facility as a result of the Company's press release on October 30, 2008 that it has elected to wind down operations and liquidate assets. Currently, CIT has not exercised its rights to accelerate Keystone's obligation to repay the CIT Facility, but has temporarily discontinued making loans under the CIT Facility until it receives additional financial information regarding the Liquidation Proposal. As of September 27, 2008, the Company has approximately $3.8 million of debt outstanding under the CIT Facility.

On November 1, 2008, in connection with the recommendation by our Board of our dissolution and the adoption of the plan of liquidation, we provided the required twelve months notice of termination of our processing agreement with the PRC governmental entities, which allows us to operate in the PRC.

On October 29, 2008, our Board recommended the Liquidation Proposal. The Liquidation Proposal is subject to approval by the Company's shareholders at the 2008 Annual Meeting, which is expected to be held in December 2008. Pending the Company's shareholders' vote on the Liquidation Proposal, in order to protect shareholder value, the Company has ceased manufacturing products, purchasing materials and products and undertaking commitments for sales of its products, except as necessary to complete the manufacture and sale of materials and products that the Company has remaining in inventory.

If the Company's shareholders approve the Liquidation Proposal, the Company will file a certificate of dissolution with the Department of Treasury of the State of New Jersey. Thereafter, the Company will not engage in any business activities except for the purpose of preserving the value of its assets, prosecuting and defending lawsuits by or against the Company, adjusting and winding up its business and affairs, selling and liquidating its properties and non-cash assets, including its intellectual property and other intangible assets, paying or otherwise settling its liabilities, including contingent liabilities, terminating commercial agreements and relationships and preparing to make distributions to its shareholders, in accordance with the plan of liquidation.

If the Company's shareholders do not approve the Liquidation Proposal, the Company's Board will explore the alternatives then available for the future of the Company. The Company believes the value of its business will be materially and adversely impacted after the announcement of the recommendation by the Board of the Liquidation Proposal. In particular, pending the Company's shareholders' vote on the Liquidation Proposal, the Company has ceased manufacturing products, purchasing materials and products and undertaking commitments for sales of its products, except as necessary to complete the manufacture and sale of materials and products that the Company has remaining in inventory and, as a result, the Company believes that many, if not all, of its customers, including its major customers, will transition their business to its competitors. Therefore, if the Company's shareholders do not approve the Liquidation Proposal, the Company will not be able to continue to operate its business as it existed prior to the Board's recommendation of the Liquidation Proposal and may not be able to operate its business at all. See Note 1, Liquidation Proposal and Going Concern.

On October 20, 2008, the Company's Loan Limit under the Citigroup Facility was increased to $10,925,000 and the Company increased its outstanding borrowings under the Citigroup Facility equal to the Loan Limit.

On October 17, 2008, the Company consented to tender $2.1 million in par value of its auction rate securities in connection with a tender offer by Leon Higher Education Authority, Inc. ("Leon") that has Brazos Higher Education Service Corporation, Inc. ("Brazos") acting as its master servicer. The tender offer requires certain levels of participation by the auction rate securities holders. If these levels of participation by auction rate securities holders are attained and certain additional conditions (described below) are met, the Company should receive cash proceeds equal to 92% of par value of the securities tendered or approximately $1,932,000. On November 3, 2008, Brazos announced that the minimum tender conditions have not been met for the thirteen previously announced offers to purchase or exchange student loan backed securities, almost all of which are auction rate securities. As a result, Leon has not selected offers in respect of which to pursue a collateral resecuritization. The previously announced expiration date for the offer remains unchanged at this time and therefore will expire on December 4, 2008 unless further extended. If the offer is selected at a future time to proceed to the resecuritization phase, Leon will announce an updated date related to this offer, including a new expiration date. Consummation of the tender offer is subject to additional conditions, including Leon's ability to raise the necessary funds by resecuritizing the assets underlying the auction rate securities to be purchased in the tender offer.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes to such financial statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for Fiscal 2008 filed with the SEC on November 7, 2008 ("Form 10-K").

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

Accordingly, based on the Special Committee's review of strategic alternatives and recommendation, on October 29, 2008, our Board recommended our dissolution and the adoption of a plan of liquidation. The dissolution and plan of liquidation are subject to approval by our shareholders at the 2008 Annual Meeting of Shareholders which is expected to be held in December 2008. Our preliminary proxy statement was filed on November 7, 2008 with the SEC for its review and is available for free on the SEC web site. Once the SEC review process is complete, we will mail a copy of the definitive proxy statement to our shareholders, together with instructions on voting procedures.

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

If our shareholders do not approve our dissolution and the plan of liquidation, our Board will explore the alternatives then available for the future of our Company. We believe the value of our business will be materially adversely impacted after the announcement of the recommendation by our Board of our dissolution and the adoption of a plan of liquidation. In particular, pending our shareholders' vote on our dissolution and plan of liquidation, we have ceased manufacturing products, purchasing materials and products and undertaking commitments for sales of our products, except as necessary to complete the manufacture and sale of materials and products that we have remaining in inventory and, as a result, we believe that many, if not all, of our customers, including our major customers, will transition their business to our competitors. These factors raise substantial doubt about our ability to continue as a going concern. Consequently, our independent registered public accounting firm has included an explanatory paragraph addressing these factors in their report on our consolidated financial statements included in our Form 10-K for fiscal 2008. Therefore, if our shareholders do not approve our dissolution and plan of liquidation, we will not be able to continue to operate our business as it existed prior to our Board's recommendation of our dissolution and the adoption of a plan of liquidation and may not be able to operate our business at all.

NASDAQ Delisting Notification

On October 1, 2008, we received a notice from the NASDAQ Stock Market ("NASDAQ") indicating that our securities were subject to delisting due to our failure to file our Form 10-K. On November 7, 2008, we filed our Form 10-K with the SEC and NASDAQ, thereby regaining compliance with all requirements for continued listing on the NASDAQ Global Market. On November 10, 2008, we received a notice from NASDAQ indicating that our filing delinquency resulting from our delay in filing our Form 10-K had been cured and, therefore, our securities would remain listed on the NASDAQ Global Market.

Executive Summary

Quarter-Over-Quarter Results of Operations

Our operating income for the first quarter of fiscal 2009 was $0.1 million as compared to an operating loss of $(2.0) million for the first quarter of fiscal 2008.

We experienced a $0.2 million increase in our quarter-over-quarter gross profit. The increase in the quarter-over-quarter gross profit was primarily due to an improvement in the quarter-over-quarter manufacturing material, labor and overhead costs variances of approximately $0.6 million partially offset by a reduction in gross profit of approximately of $0.3 million related to a quarter-over-quarter reduction in net sales and an increase in severance costs of approximately $0.1 million.

Our quarter-over-quarter selling expenses decreased by approximately $1.1 million primarily due to a reduction in selling-related employee compensation costs of $0.5 million, freight costs of $0.3 million, and royalty costs of $0.1 million and a reduction in certain other costs of $0.2 million. Selling-related employee compensation costs decreased as a result of the elimination of certain positions in connection with our cost-reduction initiatives. Our quarter-over-quarter general and administrative ("G&A") expenses decreased by $0.8 million primarily due to a reduction in G&A-related employee compensation costs of $0.3 million, professional fees of $0.1 million (professional fees include $0.2 million incurred in support of our cost reduction initiatives and our evaluation of strategic alternatives related to the Special Committee's activities), value added taxes of $0.1 million, depreciation expense of $0.1 million and a reduction of certain other costs of $0.2 million. G&A-related employee compensation costs decreased as a result of the elimination of certain positions in connection with our cost-reduction initiatives.

First Quarter Fiscal 2009 Results of Operations

We recorded an operating income of $0.1 million for the first quarter of fiscal 2009.

Factors contributing to the first quarter fiscal 2009 operating income were:

      1. Favorable Manufacturing Material, Labor and Overhead Cost Variances and

      2. Non-Manufacturing Overhead Costs Partially Offset by Net Sales and Related Gross Profit

1. Favorable Manufacturing Material, Labor and Overhead Cost Variances

During the first quarter of fiscal 2009, we experienced favorable manufacturing material, labor and overhead cost variances attributable to a greater than anticipated volume of production during the period that contributed an increase in operating income of approximately $0.8 million.

2. Non-Manufacturing Overhead Costs Partially Offset by Net Sales and Related Gross Profit

During the first quarter of fiscal 2009, our non-manufacturing selling and G&A costs of approximately $3.1 million were partially offset by net sales and related gross profit of approximately $2.4 million resulting in a net reduction of operating income of approximately $0.7 million.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Since June 28, 2008, there have been no significant changes to the assumptions and estimates related to those critical accounting policies. See the critical accounting policies disclosed in our Form 10-K.

Recently Issued Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position "(FSP") FAS 157-3 that clarifies the application of Statement of Financial Accounting Standards ("SFAS") No. 157 in a market that is not active. FSP No. FAS 157-3 is effective October 2008, including prior periods for which financial statements have not been issued. The adoption of FSP No. FAS 157-3 did not have a material impact on the Company's consolidated financial statements.

In February 2008, the FASB issued FSP 157-2 that delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

In December 2007, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We do not currently have any minority interests.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115," ("SFAS No. 159") which provides companies with an option to report selected financial assets and liabilities at their fair values. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, FASB No. 159 specifies that all subsequent changes in fair value for that instrument must be reported in earnings. FASB No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes" ("FIN 48"), to create a single model to address accounting for uncertainty in income tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on the measurement, derecognition and classification of recognized tax benefits, interest and penalties, accounting for interim periods and the transition of the accounting method upon the adoption of FIN 48. FIN 48 is effective for years beginning after December 15, 2006. Accordingly, we adopted FIN 48 effective as of July 1, 2007. The effect of the adoption of FIN 48 is disclosed in Note 4 - Summary of Significant Accounting Policies, Income Taxes, in the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

Quarter Ended September 27, 2008 Compared to the Quarter Ended September 29,
2007

Net Sales

Net sales of our products for the first quarter of fiscal 2009 were $17.7 million, a decrease of $4.0 million, or 18.4%, as compared to net sales for the first quarter of fiscal 2008. The decrease in net sales was due to a reduction in sales of single-use and traditional film cameras.

Net sales from our operations in the Americas for the first quarter of fiscal 2009 were $12.8 million, a decrease of $3.4 million, or 21.0%, as compared to the first quarter of fiscal 2008. The decrease in net sales in the Americas was due primarily to a reduction in sales of single-use and, to a lesser extent, traditional film cameras to our significant customers.

Net sales from our operations in Europe for the first quarter of fiscal 2009 were $3.5 million, a decrease of $0.6 million, or 14.6%, as compared to the first quarter of fiscal 2008. The decrease in net sales in Europe was due primarily to a decrease in sales of single-use cameras.

Net sales from our operations in Asia for the first quarter of fiscal 2009 were $1.4 million, the same as compared to the first quarter of fiscal 2008.

Gross Profit

Gross profit for the first quarter of fiscal 2009 was $3.2 million, or 17.9% of net sales, versus gross profit of $3.0 million, or 13.9% of net sales, in the first quarter of fiscal 2008. The increase in the quarter-over-quarter gross profit was primarily due to an improvement in the quarter-over-quarter unfavorable manufacturing material, labor and overhead costs variances of approximately $0.6 million partially offset by a reduction in gross profit of approximately $0.3 million related to a decrease in quarter-over quarter net sales and an increase in severance costs of approximately $0.1 million.

Product engineering, design and development costs for the first quarter of fiscal 2009 and the first quarter of fiscal 2008, in dollars and as a percentage of net sales, were $0.4 million, or 2.0%, and $0.5 million, or 2.3%, respectively.

Operating Expenses

Selling expenses for the first quarter of fiscal 2009 were $1.1 million, or 6.24% of net sales, compared to $2.2 million, or 10.0% of net sales, for the first quarter of fiscal 2008. Our quarter-over-quarter selling expenses decreased by approximately $1.1 million primarily due to a reduction in selling-related employee compensation costs of $0.5 million, freight costs of $0.3 million, and royalty costs of $0.1 million and a reduction in certain other costs of $0.2 million. Selling-related employee compensation costs decreased as a result of the elimination of certain positions in connection with our cost-reduction initiatives

G&A expenses for the first quarter of fiscal 2009 were $2.0 million, or 11.3% of net sales, compared to $2.8 million, or 13.1% of net sales, for the first quarter of fiscal 2008. Our quarter-over-quarter G&A expenses decreased by $0.8 million primarily due to a reduction in G&A-related employee compensation costs of $0.3 million, professional fees of $0.1 million (professional fees include $0.2 million incurred in support of our cost reduction initiatives and our evaluation of strategic alternatives related to the Special Committee's activities), value added taxes of $0.1 million, and depreciation expense of $0.1 million and a reduction of certain other costs of $0.2 million. G&A-related employee compensation costs decreased as a result of the elimination of certain positions in connection with our cost-reduction initiatives.

Share-Based Compensation

Share-based compensation expense of approximately $5,000 is included in income
(loss) before income taxes for each of the first quarter of fiscal 2009 and the first quarter of fiscal 2008, respectively. The total income tax benefit of $0 was recognized in the consolidated statement of operations for the share-based compensation arrangements for each of the first quarter of fiscal 2009 and the first quarter of fiscal 2008, respectively. We consider all of our share-based compensation expense as a component of general and administrative expenses in the accompanying consolidated statements of operations. In addition, no amount of share-based compensation was capitalized as part of capital expenditures or inventory for the first quarter fiscal 2009 and the first quarter of fiscal 2008.

Interest Expense

Interest expense was approximately $0.2 million and $0.1 million for the first quarter of fiscal 2009 and the first quarter of fiscal 2008, respectively.

Other Income, Net

Other income, net was $1.4 million and $0.3 million for the first quarter of fiscal 2009 and the first quarter of fiscal 2008, respectively. The increase is primarily attributable to a reimbursement to us of approximately $1.1 million related to a portion of the upfront license fee paid by us to Jenoptik AG upon entering into the license agreement in 2004 and foreign exchange losses of approximately $0.1 million and a decrease in interest income of $0.1 million due to decreases in invested balances. For further discussion, see Note 4 - Summary of Significant Accounting Policies and Note 10 - Commitments and Contingencies, License and Royalty Agreements, in the Notes to the Condensed Consolidated Financial Statements.

Income Taxes

In the first quarter of fiscal 2009 and the fourth quarter of fiscal 2007, based upon all of the available evidence, management determined that it was not more likely than not that its deferred income tax assets will be fully realized. Accordingly, we recorded a valuation allowance for the entire balance of our deferred income tax assets as of September 27, 2008 and June 28, 2008. During the first quarter of fiscal 2009 and the first quarter of fiscal 2008, we recorded a provision for income taxes of $4,000 and $1,000, respectively. For further discussion, see Note 4 - Summary of Significant Accounting Policies - Income Taxes in the Notes to the Condensed Consolidated Financial Statements.

Net Income (Loss)

Net income for the first quarter of fiscal 2009 was approximately $1.3 million or $0.22 per basic and diluted common share, as compared to a net loss of $(1.8) million, or $(0.30) per basic and diluted common share, for the first quarter of fiscal 2008.

Cost-Reduction Initiatives

We continue to evaluate our cost structure and implement cost-reduction initiatives as appropriate. During the first quarter of fiscal 2009, we incurred approximately $0.1 million in severance costs related to our ongoing cost-reduction initiatives. During the first quarter of fiscal 2008, we recorded a $60,000 reduction in a liability related to severance costs accrued for the elimination of certain employee positions. For further discussion, see Note 12 - Other Charges in the Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

We are not engaged in hedging activities and had no forward exchange contracts outstanding at September 27, 2008. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States of America and are more fully discussed below.

We believe that our cash and cash equivalents, short-term investments, anticipated cash flow from working capital and amounts available under our credit facilities provide sufficient liquidity and capital resources for our anticipated working capital and capital expenditure requirements for at least the next twelve months.

Uncertainties in the Credit Markets - As of September 27, 2008, the carrying value of our auction rate securities was $17.1 million of which $16.8 million were classified as "Long-term investments" on our consolidated balance sheet because of the market uncertainties and the liquidity issues in the market for auction rate securities.

Our portfolio of auction rate securities consists of AAA rated, long-term debt obligations secured by student loans, with approximately 100% of such collateral being guaranteed by the U.S. Government under the Federal Family Education Loan Program. Liquidity for these securities has been provided by an auction process that resets the applicable interest rate at pre-determined intervals usually every 28-35 days. In the past, the auction process allowed investors to obtain immediate liquidity if needed by selling the securities at face value. The current disruptions in the credit markets have adversely affected the auction market for these types of securities. As previously reported, during fiscal 2008 we experienced failed auctions for certain of our auction rate securities that have gone to auction, resulting in our inability to sell those securities. These auction rate securities continue to pay interest at default rates which are generally higher than the current market rate and there has been no change in the ratings of these securities to date. However, in certain instances the interest rate for some of our auction rate securities may reset to a zero percent interest rate due to a feature of the relevant formula for determining the interest rate. To date, only a small percentage of the auction rate securities have reset to a zero percent interest rate for a period of time. These securities then may reset to a higher interest rate in the future. In the event that a greater percentage of our auction rate securities reset to a zero percent interest rate and do not subsequently reset to a higher interest rate, it could have a material adverse effect on our financial condition and results of operations.

Based on our expected operating cash flows and other sources of cash, cash equivalents and short-term investments, it is possible that the potential lack of liquidity in our auction rate security investments could adversely affect our liquidity and our ability to fund our operations. As of September 27, 2008, we determined that the estimated value of our auction rate securities was less than their par value and have recorded our auction rate securities at a carrying value of $17.1 million. We have experienced redemptions of approximately $0.3 million of our auction rate securities at 100% of par value subsequent to September 27, 2008 and have consented to tender $2.1 million in par value of our auction rate securities pursuant to an offer by the issuer to purchase such securities for approximately $1.9 million. See Note 13, Subsequent Events, in the Notes to the Condensed Consolidated Financial Statements for further discussion. Currently, we have the ability and intent to hold our auction rate securities until a recovery of par value and do not consider our auction rate securities to be other-than-temporarily impaired as of September 27, 2008. However we cannot predict whether the purchase of the tendered auction rate securities will be completed, whether future auctions related to our auction rate securities will be successful or whether we will otherwise be able to sell such securities. We continue to seek alternative short-term financing sources for reducing our exposure to the auction rate market, but may not be able to identify any such alternative. Although we currently have sufficient working capital to finance our operations in the near term, if our working capital is insufficient in the future and we are not able to monetize some or all of our auction rate securities or other assets at that time, it could have a material adverse effect on the our ability to finance our future ongoing operations.

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

On March 4, 2008, Keystone received notice from CIT that an event of default existed under the CIT Facility as a result of Keystone's failure to provide CIT with our financial information for the second quarter of fiscal 2008. As previously reported, we delayed the filing of our Quarterly Report on Form 10-Q for the second quarter of fiscal 2008. We subsequently filed our Quarterly Report on Form 10-Q for the second quarter of fiscal 2008 on March 31, 2008. As a result of this event of default, CIT notified Keystone that it would increase the availability reserve under the CIT Facility, thereby decreasing the borrowing base, by $500,000.

On November 3, 2008, CIT notified Keystone that an event of default existed under the CIT Facility as a result of our press release on October 30, 2008 that we have elected to wind down operations and liquidate assets. Currently, CIT has not exercised its rights to accelerate our obligation to repay the CIT Facility, but has temporarily discontinued making loans under the CIT facility until it receives additional financial information regarding our dissolution and the plan of liquidation.

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

Effective April 17, 2008, we entered into an Express Creditline Loan Agreement with Citigroup Global Markets, Inc. ("Citigroup") for a $9 million secured revolving credit line (the "Citigroup Facility"). In addition to the $9 million credit line for advances, the Citigroup Facility provided for the accrual of up to $1 million of interest, resulting in a Loan Limit of $10 million (the "Loan Limit") under the Citigroup Facility. Effective October 20, 2008, the aggregate credit limit under the Citigroup Facility was increased to $10,925,000. The Citigroup Facility is secured by a first priority lien and security interest in our remaining auction rate securities (the "Collateral"). Citigroup may, in its sole discretion and without cause, demand full or partial payment of any outstanding balance under the Citigroup Facility or reduce the Loan Limit at any time.

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

Cash and Cash Equivalents - Cash and cash equivalents increased by $1.0 million from $19.0 million at June 28, 2008 to $20.0 million at September 27, 2008. The increase was primarily the result of net cash provide by operating activities of $3.0 million, net proceeds related to sales of short-term investments of $1.5 million and net proceeds received from the sale of property, plant and equipment of $0.1 million partially offset by $3.6 million in net cash used in repayments under financing facilities.

Short-Term Investments - Short-term investments, including available-for-sale investments, decreased by $1.5 million from $1.8 million at June 28, 2008 to $0.3 million at September 27, 2008, as a result of redemptions of our auction rate securities at 100% of par value subsequent to June 28, 2008. Current capital market conditions have significantly reduced our ability to liquidate our auction rate securities. For further discussion see Note - 4, Summary of Significant Accounting Policies, Investments in the Notes to Condensed Consolidated Financial Statements.

Cash Provided By (Used in) Operating Activities - Cash provided by operating activities in the first quarter of fiscal 2009 was $3.0 million which compares favorably to cash used in operating activities of $(2.0) million for the first quarter of fiscal 2008. The changes in cash used in operating activities for the respective fiscal quarters were primarily attributable to changes in net income
(loss), as adjusted for non-cash items of income and expense, accounts receivable as a result of improved collections, lower levels of inventories as a result of a focused effort to control inventory balances, and decreases in accrued royalties as a result of lower overall net sales.

Cash Provided by Investing Activities - Cash provided by investing activities was $1.6 million for the first quarter of fiscal 2009 as compared to cash provided by investing activities of $3.3 million for the first quarter of fiscal 2008. The decrease in cash provided by investing activities was primarily due to the net decrease in net proceeds received from the sale of available-for-sale investments.

Cash Used In Financing Activities - Cash used in financing activities during first quarter of fiscal 2009 was $3.6 million as compared to cash used in financing activities of $0.4 million the first quarter of fiscal 2008. This activity results from a net increase of repayments of our short-term borrowings made under our financing facilities used for working capital purposes. See Note 8 - Short-Term Borrowings and Financing Facilities in the Notes to the Condensed Consolidated Financial Statements.

Operating Leases - We enter into operating leases in the ordinary course of business (e.g., warehouse facilities, office space and equipment). The effects of outstanding leases are not material to us in terms of either annual cash flow or in total future minimum payments.

Purchase Commitments - See Note 10 - Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements.

Other Contractual Obligations - We do not have any material financial guarantees or other contractual commitments that are reasonably likely to have an adverse effect on liquidity. See Note 8 - Short-Term Borrowings and Financing Facilities in the Notes to the Condensed Consolidated Financial Statements for additional information about the corporate guarantees we provided in connection with our financing facilities. See also Note 10 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

License Agreements - See Note 10 - Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements.

Intellectual Property Claims - See Note 10 - Commitments and Contingencies and
Note 11 - Litigation and Settlements in the Notes to the Condensed Consolidated Financial Statements.

Hong Kong Financing Facilities - As of September 27, 2008, we had $1.2 million in letters of credit outstanding, which were issued primarily to certain suppliers to guarantee payment of our purchase orders with such suppliers. The letters of credit are issued under the import facilities that have been granted to CCHK. See Note 8 - Short-Term Borrowings and Financing Facilities in the Notes to the Condensed Consolidated Financial Statements.

Forward-Looking Information: Certain Cautionary Statements

The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as: "estimates," "projects," "anticipates," "expects," "intends," "believes," "plans," "forecasts" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors. For a discussion of some of the factors that could cause actual results to differ, see the discussion under "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 28, 2008 and subsequently filed reports. We wish to caution the reader that these forward-looking statements, including, without limitation, statements regarding the dissolution and liquidation of our company, the amount and timing of any liquidating distributions, expected cost reductions, anticipated or expected results of the implementation of our cost-reduction initiatives, anticipated revenues or capital expenditures, the expected market size for 35 mm single-use and traditional film cameras, our assessment of and estimates of royalty payments in connection with intellectual property claims, the sufficiency of our working capital and cash to fund our operations in the next twelve months, our belief regarding the impact of pending litigation, and other statements contained in this report regarding matters that are not historical facts, are only estimates or predictions. No assurance can be given that future results will be achieved or that future liquidating distributions will be made. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. In particular, our expected results could be adversely affected by, among other things, production difficulties or economic conditions negatively affecting our suppliers, customers or the market for our products, by our inability to develop and maintain relationships with suppliers, customers or licensors, by our inability to negotiate favorable terms with our suppliers, customers or licensors, by our inability to liquidate our assets or settle our liabilities on favorable terms or, subject to shareholder approval, by our decision to dissolve and liquidate our Company. Any forward-looking statements contained in this report represent our estimates only as of the date of this report, or as of such earlier dates as are indicated herein, and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

During the reporting period, except as disclosed in our discussion relating to auction rate securities in Part 1, Item 2 under Uncertainties in the Credit Markets and elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes in the disclosures set forth in Part II, Item 7A in our Annual Report on Form 10-K for the fiscal year ended June 28, 2008.

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

Our management has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of September 27, 2008, our disclosure controls and procedures were effective in providing reasonable assurance of achieving their objectives as described above.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting has occurred during the quarter ended September 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Part I, Item 1, Financial Statements, Note 11 - Litigation and Settlements in the Notes to the Condensed Consolidated Financial Statements.

Item 1A. RISK FACTORS

There have been no material changes in the risk factors set forth in Part 1,
Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 28, 2008.

Item 6. EXHIBITS

No.                               Description                           Method of Filing
---                               -----------                           ----------------
3.1          Certificate of Incorporation, as amended through           Incorporated by reference to the Company's annual report on
             May 9, 2000                                                Form 10-K for the year ended July 1, 2000.

3.2          Restated By-Laws, as amended through July 12, 2004         Incorporated by reference to the Company's annual report on
                                                                        Form 10-K for the year ended July 3, 2004.

3.3          Certificate of Amendment (No. 7) of Certificate of         Incorporated by reference to the Company's current report on
             Incorporation, dated November 2, 2006                      Form 8-K filed November 7, 2006.

3.4          Certificate of Correction of Certificate of                Incorporated by reference to the Company's current report on
             Amendment (No. 7) to Certificate of Incorporation,         Form 8-K filed November 7, 2006.
             dated November 3, 2006

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

                                                  CONCORD CAMERA CORP.
                                        ----------------------------------------
                                                     (Registrant)

DATE: November 14, 2008                 By:        /s/ Blaine A. Robinson
                                            ------------------------------------
                                                        (Signature)
                                            Blaine A. Robinson,
                                            Vice President - Finance, Treasurer
                                            and Assistant Secretary
                                            (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)

                                  Exhibit Index

No.         Description
---         -----------
31.1        Certification of Chief Executive Officer pursuant to Rule
            13a-14(a)/15d-14(a)

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1        Certification of Chief Executive Officer pursuant to 18 U.S.C.
            ss.1350

32.2        Certification of Principal Financial Officer pursuant to 18 U.S.C.
            ss.1350