Form 10-Q
period 2008-12-27
CONCORD CAMERA CORP
filed 2009-03-16
CIK 831861

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 27, 2008

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

        Common Stock, no par value - 5,913,610 shares as of March 6, 2009

                                      Index

                      Concord Camera Corp. and Subsidiaries

Part I.  FINANCIAL INFORMATION                                          Page No.
                                                                        --------

Item 1.   Financial Statements (Unaudited)

          Condensed consolidated statement of net assets (unaudited)
          as of December 27, 2008 (liquidation basis) and condensed
          consolidated balance sheet as of June 28, 2008 (going
          concern basis).....................................................  3

          Condensed consolidated statement of changes in net assets
          (unaudited) for the period December 19, 2008 to December
          27, 2008 (liquidation basis).......................................  4

          Condensed consolidated statements of operations for the period September 28, 2008 to December 18, 2008 and for the three months ended December 29, 2007 (going concern basis - unaudited)...  5

          Condensed consolidated statements of operations for the period
          June 29, 2008 to December 18, 2008 and for the six months ended
          December 29, 2007 (going concern basis - unaudited)................  6

          Condensed consolidated statements of cash flows for the period
          June 29, 2008 to December 18, 2008 (going concern basis -
          unaudited), for the period December 19, 2008 to December 27, 2008 (liquidation basis - unaudited) and for the six months ended
          December 29, 2007 (going concern basis - unaudited)................  7

          Notes to condensed consolidated financial statements
          (unaudited)........................................................  8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................... 21

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......... 32

Item 4T.  Controls and Procedures............................................ 32

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings.................................................. 32

Item 1A.  Risk Factors....................................................... 32

Item 4.   Submission of Matters to a Vote of Security Holders................ 33

Item 5.   Other Information.................................................. 33

Item 6.   Exhibits........................................................... 33

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statement of Net Assets as of December 27, 2008 (Liquidation Basis) and Condensed Consolidated Balance Sheet as of June 28, 2008 (Going Concern Basis)
(in thousands)

                                                                                      December 27, 2008
                                                                                     (Liquidation Basis)        June 28, 2008
                                                                                          (Unaudited)       (Going Concern Basis)
                                                                                     -------------------    ---------------------
                                      Assets
      Cash and cash equivalents                                                            $  24,681             $  19,041
      Restricted cash                                                                          1,071                 6,200
      Investments                                                                             14,726                18,518
      Accounts receivable, net                                                                 5,352                10,478
      Inventories                                                                              2,286                10,431
      Prepaid expenses                                                                             -                   631
      Assets held for sale                                                                         -                 3,814
      Property, plant and equipment, net                                                       5,372                   868
      Other assets                                                                               431                   621
                                                                                           ---------             ---------
                               Total  assets                                               $  53,919             $  70,602
                                                                                           =========             =========

                       Liabilities and Stockholders' Equity
Liabilities:
      Borrowings under financing  facilities                                               $   9,245             $  17,621
      Accounts payable                                                                         1,270                10,583
      Accrued royalties                                                                        2,126                 2,206
      Accrued expenses                                                                         3,059                 4,364
      Other liabilities                                                                        1,995                 1,926
      Reserve for estimated costs during the period of liquidation                            11,786                    --
                                                                                           ---------             ---------
                               Total liabilities                                              29,481                36,700
Commitments and contingencies

Stockholders' Equity:
      Blank check preferred stock, no par value,
          1,000 shares authorized, none issued                                                    --                    --
      Common stock, no par value, 20,000 shares
          authorized; 6,261 shares issued
          as of December 27, 2008 and June 28, 2008                                               --               143,860
      Additional paid-in capital                                                                  --                 5,197
      Accumulated other comprehensive loss                                                        --                (5,082)
      Accumulated deficit                                                                         --              (105,080)
                                                                                                                 ---------
                                                                                                                    38,895
      Less: treasury stock, at cost, 347 shares as
            of  December 27, 2008 and June 28, 2008                                               --                (4,993)
                                                                                                                 ---------
                               Total stockholders' equity                                                           33,902
                                                                                                                 ---------
                               Total liabilities and stockholders' equity                                        $  70,602
                                                                                                                 =========

                                                                                           ---------
Net Assets in Liquidation                                                                  $  24,438
                                                                                           =========

See accompanying notes to condensed consolidated financial statements.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statement of Change in Net Assets (Liquidation Basis) For the Period December 19, 2008 to December 27, 2008
(unaudited)
(in thousands)

                                                             For the Period from
                                                            December 19, 2008 to
                                                              December 27, 2008
                                                            --------------------
Net assets in liquidation December 19, 2008                       $ 32,539
Changes in net assets in liquidation:
    Costs associated with plan of liquidation                      (11,786)
    Adjustments for liquidation basis of accounting                  3,527
       Operating income                                                 98
       Net investment income                                            19
       Other income, net                                                41
                                                                  --------
       Net loss for the period                                         158
                                                                  --------
Change in net assets in liquidation                                 (8,101)
                                                                  --------
Net assets in liquidation December 27, 2008                       $ 24,438
                                                                  ========

See accompanying notes to condensed consolidated financial statements.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Operations (Going Concern Basis) For the Period September 28, 2008 to December 18, 2008 and for the Three Months Ended December 29, 2007 (unaudited)
(in thousands, except per share data)

                                                 For the Period
                                                 from September    Three Months
                                                 28 to December   Ended December
                                                    18, 2008         29, 2007
                                                 --------------   --------------
Net sales                                           $ 12,924         $ 18,404
Cost of products sold                                 13,508           17,098
                                                    --------         --------
Gross profit                                            (584)           1,306
Selling expenses                                         972            1,821
General and administrative expenses                    1,585            2,817
                                                    --------         --------
Operating loss                                        (3,141)          (3,332)
Interest expense                                         124              124
Other expense (income), net                              240             (456)
                                                    --------         --------
Loss before income taxes                              (3,505)          (3,000)
Provision (benefit)
    for income taxes                                       4             (787)
                                                    --------         --------
Net loss                                            $ (3,509)        $ (2,213)
                                                    ========         ========

Basic and diluted loss per
    common share                                    $  (0.59)        $  (0.37)
                                                    ========         ========

Weighted average
    common shares
    outstanding - basic and
    diluted                                            5,914            5,914
                                                    ========         ========

See accompanying notes to condensed consolidated financial statements.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Operations (Going Concern Basis) For the Period June 29, 2008 to December 18, 2008 and for the Six Months Ended December 29, 2007 (unaudited)
(in thousands, except per share data)

                                                  For the Period    Six Months
                                                 from June 29, to      Ended
                                                    December 18,    December 29,
                                                        2008           2007
                                                 ----------------   ------------
Net sales                                             $ 30,593        $ 40,102
Cost of products sold                                   28,008          35,781
                                                      --------        --------
Gross profit                                             2,585           4,321
Selling expenses                                         2,071           3,994
General and administrative expenses                      3,589           5,659
                                                      --------        --------
Operating loss                                          (3,075)         (5,332)
Interest expense                                           310             201
Other income, net                                       (1,166)           (772)
                                                      --------        --------
Loss before income taxes                                (2,219)         (4,761)
Provision (benefit)
    For income taxes                                         8            (785)
                                                      --------        --------
Net loss                                              $ (2,227)       $ (3,976)
                                                      ========        ========

Basic and diluted loss per
    common share                                      $  (0.38)       $  (0.67)
                                                      ========        ========

Weighted average
    common shares
    outstanding - basic and
    diluted                                              5,914           5,914
                                                      ========        ========

See accompanying notes to condensed consolidated financial statements.

Concord Camera Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows for the Periods June 29, 2008 to December 18, 2008 (Going Concern Basis), for the Period December 19, 2008 to December 27, 2008 (Liquidation Basis) and for the Six Months Ended December 29, 2007 (Going Concern Basis) (unaudited)
(in thousands)

                                                                                         Period            Period        Six Months
                                                                                   December 19, 2008    June 29, 2008      Ended
                                                                                     to December 27,   to December 18,  December 29,
                                                                                          2008             2008             2007
                                                                                   -----------------   ---------------  ------------
Cash flows from operating activities:
Net loss                                                                                $ (8,101)        $ (2,227)        $ (3,976)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
    Adjustment to liquidation basis of accounting                                         (3,527)              --               --
    Depreciation and amortization                                                             --              322            1,662
    Gain on disposal of property, plant and equipment                                         --             (213)             (63)
    Unrecognized tax benefit                                                                  --               --              (62)
    Loss on sale of auction rate securities                                                   --              405               --
    Share-based compensation                                                                  --                8                6
Changes in operating assets and liabilities:
    Accounts receivable, net                                                                 921            4,287            2,930
    Inventories                                                                              550            7,529            2,272
    Prepaid expenses and other current assets                                                 --             (193)             280
    Other assets                                                                             243              299             (199)
    Accounts payable                                                                        (118)          (8,419)          (7,756)
    Accrued expenses                                                                        (288)            (835)          (1,434)
    Accrued royalties                                                                          4            2,094              115
    Other current liabilities                                                                (60)            (737)            (335)
    Other liabilities                                                                         37              644             (244)
    Reserve for estimated costs during the period of liquidation                          11,786               --               --
                                                                                        --------         --------         --------
      Net cash provided by (used in) operating activities                                  1,447            2,964           (6,804)
                                                                                        --------         --------         --------
Cash flows from investing activities:
Restricted cash                                                                            1,238            3,891               --
Purchases of property, plant and equipment                                                    --               (5)             (40)
Proceeds from the sale of property, plant and equipment                                       --              236               63
Proceeds from sales of available-for-sale investments                                         --            4,245           43,625
Purchases of available-for-sale investments                                                   --               --          (40,900)
                                                                                        --------         --------         --------
      Net cash provided by investing activities                                            1,238            8,367            2,748
                                                                                        --------         --------         --------
Cash flows from financing activities:
(Repayments) borrowings under financing facilities, net                                   (1,042)          (7,334)           4,682
                                                                                        --------         --------         --------
    Net cash (used in) provided by financing activities                                   (1,042)          (7,334)           4,682
                                                                                        --------         --------         --------
    Net increase in cash and cash equivalents                                              1,643            3,997              626
    Cash and cash equivalents at beginning of period                                      23,038           19,041            3,853
                                                                                        --------         --------         --------
    Cash and cash equivalents at end of period                                          $ 24,681         $ 23,038         $  4,479
                                                                                        --------         --------         --------

See accompanying notes to condensed consolidated financial statements.

                      CONCORD CAMERA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 27, 2008
                                   (Unaudited)

Note 1 - Plan of Dissolution and Liquidation:

On August 14, 2006, the Board of Directors (the "Board") of Concord Camera Corp., a New Jersey corporation (collectively with its consolidated subsidiaries, the "Company" or "Concord"), established a committee (the "Special Committee") consisting of three independent directors, to investigate, evaluate and/or analyze strategic alternatives for the Company and make any recommendations to the Board with respect to such strategic alternatives that the Special Committee determined to be appropriate. The Special Committee considered several alternative strategies, including: (i) continuing current operations; (ii) making strategic acquisitions; (iii) a sale or other disposition of all or a significant part of the Company or its business; (iv) a "going-private" transaction; and (v) a liquidation of the Company. The Special Committee authorized its financial advisor and management to conduct discussions and negotiate with potential strategic and financial investors who expressed an interest in making an investment in or acquiring the Company. However, efforts by the Special Committee's financial advisor and management to engage in a transaction with any of these third parties were not successful.

On October 29, 2008, based on the Special Committee's review of the strategic alternatives and the Special Committee's recommendation, the Board recommended to the Company's shareholders the dissolution of the Company and the adoption of a plan of liquidation (the "Plan of Liquidation"). On December 18, 2008, at the Company's Annual Meeting of Shareholders (the "Annual Meeting"), the Company's shareholders approved the Plan of Liquidation.

The Plan of Liquidation contemplates an orderly wind down of the Company's business and operations, the monetization of the Company's non-cash assets, the satisfaction or settlement of its remaining liabilities and obligations and one or more distributions to its shareholders. During the wind down period, the Company will terminate its remaining employees, sell and monetize its non-cash assets, satisfy or settle its remaining liabilities and obligations, including contingent liabilities and claims, make one or more distributions to its shareholders of cash available for distribution and delist its shares from the NASDAQ Global Market ("NASDAQ"). See Note 12 - Subsequent Events regarding the Company's initiating the dissolution process and voluntary delisting of its shares from NASDAQ.

The execution of the Plan of Liquidation will be completed as soon as practicable. However, the Company is currently unable to predict the amount of time that will be required to complete the Plan of Liquidation or the precise timing or amount of any distributions to shareholders pursuant to the Plan of Liquidation. The amount and timing of any distributions will be determined by the Board and will depend upon the Company's ability to monetize its non-cash assets, including, but not limited to, auction rate securities that the Company has been unable to sell at prices acceptable to it due to the recent disruptions in the credit markets and for which the Company has reduced the carrying value by approximately $4.2 million to approximately $14.7 million as of December 27, 2008 and the sale of the Company's property in the People's Republic of China ("PRC") where the real estate market has recently experienced significant declines due to the worldwide financial crisis, and to estimate, settle or otherwise resolve its remaining liabilities and obligations, some of which are significant, including litigations and other contingent liabilities and claims that have not been resolved and quantified. See Note 12 - Subsequent Events regarding the Company's pending sale of its property in the PRC.

Note 2 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements for the three and six months ended December 29, 2007 and for the periods ended December 18, 2008 and December 27, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period September 28, 2008 to December 18, 2008 ("Second Quarter Fiscal 2009") and the period June 29, 2008 to December 18, 2008 ("Fiscal 2009 YTD") are not necessarily indicative of the results for any other interim period or for the full fiscal year. For comparative purposes, the quarter ended December 29, 2007 has been defined as the ("Second Quarter Fiscal 2008") and the six months ended December 29, 2007 has been defined as the ("Fiscal 2008 YTD"). The balance sheet at June 28, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company and its consolidated subsidiaries manage their business on the basis of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on November 7, 2008 for the fiscal year ended June 28, 2008 ("Fiscal 2008").

The condensed consolidated financial statements for the period June 29, 2008 to December 18, 2008 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Effective December 18, 2008, as a result of the Company's shareholders' approval of the Plan of Liquidation, the Company adopted the liquidation basis of accounting. Under the liquidation basis of accounting, assets were adjusted to their estimated fair value and liabilities, including estimated costs associated with carrying out the Plan of Liquidation, were adjusted to their estimated settlement amounts.

The valuations of assets and liabilities under the liquidation basis of accounting are based on management's estimates as of December 27, 2008. These amounts are presented in the accompanying statement of net assets. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Specifically, the Company's estimates of its anticipated net proceeds from the sale of its non-cash assets and its estimates of its anticipated settlement of liabilities and wind down costs are subject to numerous uncertainties beyond the Company's control and do not reflect (i) contingent liabilities that have not been quantified and are not reflected as liabilities on the Company's statement of net assets as of December 27, 2008, such as liabilities related to existing litigations and claims that have not been resolved, (ii) any unknown liabilities or contingent liabilities that may materialize in the future or (iii) further changes in the value of the auction rate securities. Accordingly, the estimated amount of net assets in liquidation as of December 27, 2008 may increase or decrease depending on the outcome of future events and the actual net proceeds potentially available to be distributed to shareholders in liquidation, if any, could be more or less than the estimated amount of net assets in liquidation as of December 27, 2008.

Adjustments for Liquidation Basis of Accounting

The following adjustments were made to our net assets during the period December 19, 2008 to December 27, 2008 to reflect the liquidation basis of accounting.

($ in thousands)

                                                                               As of                                    As of
                                                                            December 19,                             December 27,
                                                                                2008                Change               2008
                                                                            ------------           --------          ------------
Increase to reflect the estimated settlement                                  $ 3,035              $    --             $ 3,035
  amount of certain liabilities
Increase to reflect estimated net realizable
  value of certain real estate properties                                         976                   --                 976
Decrease to reflect estimated fair value of
  certain assets                                                                 (484)                  --                (484)
                                                                              -------              -------             -------
                                                                              $ 3,527              $    --             $ 3,527
                                                                              =======              =======             =======

Reserve for Estimated Costs during the Period of Liquidation

Under the liquidation basis of accounting, the Company is required to estimate the costs associated with executing the Plan of Liquidation. These amounts can vary significantly due to, among other things, the timing of and costs associated with winding down operations, monetizing non-cash assets, discharging known and contingent liabilities, dissolving the Company and its U.S. and foreign subsidiaries and retaining personnel, professionals and other third parties to implement and complete the wind down and liquidation. These future costs have been estimated as of December 27, 2008 and are expected to be paid out over the liquidation period.

Estimated costs during the liquidation period include the following:
($ in thousands)

                                                                               As of                                    As of
                                                                            December 19,                             December 27,
                                                                                2008                Change               2008
                                                                            ------------           --------          ------------
Severance                                                                     $ 4,201               $    --            $ 4,201
Net loss during liquidation period                                              4,129                   158              4,287
Reserves and contractual
  obligations                                                                   3,298                    --              3,298
                                                                              -------               -------            -------
                                                                              $11,628               $   158            $11,786
                                                                              =======               =======            =======

Note 3 - Significant Customers:

During the Second Quarter Fiscal 2009 and Fiscal 2009 YTD, the Company's sales to Walgreen Co. ("Walgreens") and sales to Wal-Mart Stores, Inc. ("Wal-Mart"), on a dollar basis, decreased as compared to the Second Quarter Fiscal 2008 and Fiscal 2008 YTD, respectively, although sales to Walgreens as a percentage of the Company's total net sales increased quarter-over-quarter and year to date-over-year to date. The Second Quarter Fiscal 2009 and Fiscal 2009 YTD decreases in sales to Walgreens and Wal-Mart were primarily attributable to a decrease in sales of single-use cameras and, to a lesser extent, a decrease in sales of traditional film cameras.

The following table illustrates each significant customer's net sales as a percentage of consolidated net sales during the Second Quarter Fiscal 2009 and the Second Quarter Fiscal 2008.

                                                                                  Percent of Net Sales
                                                                                  --------------------
                                                                For the quarter ended                 For the six months ended
                                                           -------------------------------         ------------------------------
                                                           December 18,       December 29,         December 18,      December 29,
                                                               2008              2007                  2008              2007
                                                           ------------       ------------         ------------      ------------
Wal-Mart                                                       26.1%             38.8%                 25.3%             37.7%
Walgreens                                                      33.6%             17.3%                 24.2%             16.6%
                                                           ------------       ------------         ------------      ------------
Total                                                          59.7%             56.1%                 49.5%             54.3%
                                                           ============       ============         ============      ============

Note 4 - Summary of Significant Accounting Policies:

Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared on the liquidation basis of accounting in conformity with generally accepted accounting principles in the United States of America and include the accounts of the Company. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant of the Company's estimates includes realizability of auction rate securities and the Company's property in the PRC, costs and settlement amounts associated with the Plan of Liquidation, sales returns and allowances, provision for bad debts, inventory valuation charges, realizability of intangibles, realizability of deferred tax assets, and accounting for litigation and settlements, among others.

Foreign Currency Transactions

The Company operates on a worldwide basis and its results may be adversely or positively affected by fluctuations of various foreign currencies against the U.S. Dollar, specifically, the Canadian Dollar, European Euro, British Pound Sterling, PRC Renminbi, Hong Kong Dollar and the Japanese Yen. Although certain net sales to customers and purchases of certain components and services are transacted in local currencies, each of the Company's foreign subsidiaries purchases substantially all of its finished goods inventories in U.S. Dollars. Therefore, the Company has determined the U.S. Dollar is the functional currency for all of its subsidiaries. The accounting records for subsidiaries that are maintained in a local currency are remeasured into the U.S. Dollar. Accordingly, most non-monetary balance sheet items and related income statement accounts are remeasured from the applicable local currency to the U.S. Dollar using average historical exchange rates, producing substantially the same result as if the entity's accounting records had been maintained in the U.S. Dollar. Adjustments resulting from the remeasurement process are recorded into earnings. Gains or losses resulting from foreign currency transactions and remeasurement are included in "Other income, net" in the accompanying consolidated statements of operations. Net foreign currency losses of approximately $0.1 million and $0 are included in "Other income, net" for each of the Second Quarter Fiscal 2009 and the Second Quarter Fiscal 2008, respectively, in the accompanying condensed consolidated statements of operations. Net foreign currency losses of approximately $0.2 million and $0.1 million are included in "Other income, net" for each of the Fiscal 2009 YTD and the Fiscal 2008 YTD, respectively, in the accompanying condensed consolidated statements of operations.

Hedging Activities

During the Second Quarter Fiscal 2009 and the Second Quarter Fiscal 2008, the Company had no forward exchange contracts or other derivatives outstanding and did not participate in any other type of hedging activities.

Fair Value of Financial Instruments

Effective June 29, 2008, we adopted SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosure requirements about fair value measurements. In accordance with FASB Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157" (FSP 157-2), we deferred the adoption of SFAS 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequent recurring basis. The adoption of SFAS 157 did not have a material impact on our fair value measurements.

We estimate the fair market value of financial instruments through the use of public market prices, quotes from financial institutions and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that we could realize in a current market exchange. Short-term financial instruments, including cash and cash equivalents, accounts and notes receivable, short-term borrowings, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management's estimates, equaled their carrying values. See Note 6 - Investments.

Restricted Cash

As of December 27, 2008, the Company had a cash deposit as security in the amount of $1.1 million for borrowings outstanding under its revolving demand financing facilities. See Note 8 - Borrowings and Financing Facilities.

Inventories

Inventories, consisting of raw materials, components, work-in-process and finished goods, are stated at the lower of cost or market value and are determined on a first-in, first-out basis. Work-in-process and component inventory costs include materials, labor and manufacturing overhead. The Company records lower of cost or market value adjustments based upon changes in market pricing, customer demand, technological developments or other economic factors and for on-hand excess, obsolete or slow-moving inventory. See Note 7 - Inventories.

Assets Held For Sale

At June 28, 2008, the Company's "Assets Held for Sale" in the accompanying condensed consolidated statement of net assets and balance sheet consists of certain land, building, and improvements held for sale. The certain land, building, and improvements met the criteria to be considered held for sale under Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets at December 27, 2008 and June 28, 2008. On February 6, 2009, the Company entered into a contract to sell these assets and anticipates the closing of the sale within the next six months. See
Note 12 - Subsequent Events regarding the Company's pending sale of its property in the PRC.

Impairment of Long-Lived and Other Assets

For dates prior to December 18, 2008, in accordance with SFAS No. 144, the Company evaluated whether events and circumstances have occurred that provide indications of impairment. The Company records an impairment loss when indications of impairment are present and when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The Company performed an impairment test by summarizing the undiscounted cash flows expected to result from the use and eventual sale of its long-lived assets. If the sum of the undiscounted cash flows exceeds the carrying values of these assets, then the Company concludes these carrying values are recoverable. As of December 27, 2008, based on the approval of the Plan of Liquidation by the Company's shareholders', the Company stated its long-lived and other assets and liabilities on a liquidation basis of accounting and any change in value was recorded as an adjustment for liquidation basis of accounting in the statement of changes in net assets for the period December 19, 2008 to December 27, 2008.

Revenue Recognition

The Company recognized revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition: Corrected Copy, when title and risk of loss are transferred to the customer, the sales price is fixed or determinable, persuasive evidence of an arrangement exists, and collectability is probable. Title and risk of loss generally transfer when the product is delivered to the customer or upon shipment, depending upon negotiated contractual arrangements. Sales are recorded net of anticipated returns which the Company estimates based on historical rates of return, adjusted for current events as appropriate, in accordance with Statement of Financial Accounting Standard No. 48, Revenue Recognition When Right of Return Exists ("SFAS No. 48").

Sales Allowances

The Company entered into arrangements to offer certain pricing discounts and allowances that do not provide an identifiable separate benefit or service. In accordance with Emerging Issues Task Force Issue No. 01-09, Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) ("EITF Issue No. 01-09"), the Company recorded these pricing discounts and allowances as a reduction of sales. Advertising and promotional costs, which include advertising allowances and other discounts, were expensed as incurred. In accordance with EITF Issue No. 01-09, which addresses the statement of operations classification of consideration between a vendor and a retailer, the Company recorded certain variable selling expenses, including advertising allowances, other discounts and other allowances, as a reduction of sales. The Company entered into arrangements to provide certain free products. In accordance with EITF Issue No. 01-09, the Company recorded the cost of free products ratably into cost of products sold based upon the underlying revenue transaction.

Share-Based Compensation Expense

Effective July 3, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, as interpreted by Financial Accounting Standards Board ("FASB") Staff Positions No. 123R-1, 123R-2, 123R-3, 123R-4, 123R-5 and 123R-6. Share-based compensation expense of approximately $2,000 and $1,000 is included in income (loss) before income taxes for the Second Quarter Fiscal 2009 and the Second Quarter Fiscal 2008, respectively.

During Fiscal 2009 YTD and Fiscal 2008 YTD, the Company recorded approximately $8,000 and $6,000, respectively, of share-based compensation expense.

The total income tax benefit of $0 was recognized in the consolidated statement of operations for the share-based compensation arrangements for each of the Second Quarter Fiscal 2009, the Second Quarter Fiscal 2008, Fiscal 2009 YTD and Fiscal 2008 YTD. The Company considers all of its share-based compensation expense as a component of general and administrative expenses in the accompanying consolidated statements of operations. In addition, no amount of share-based compensation was capitalized as part of capital expenditures or inventory for each of the Second Quarter Fiscal 2009, the Second Quarter Fiscal 2008, Fiscal 2009 YTD and Fiscal 2008 YTD.

Income Taxes

The provision for income taxes was based on the consolidated United States entities' and individual foreign companies' estimated tax rates for the applicable year. Deferred taxes are determined utilizing the asset and liability method based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred income tax provisions and benefits are based on the changes in the net deferred tax asset or liability from period to period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Comprehensive Income (Loss)

Comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130") includes net income (loss) adjusted for certain revenues, expenses, gains and losses that are excluded from net income
(loss) under accounting principles generally accepted in the United States of America. During the Second Quarter Fiscal 2009 and the Second Quarter Fiscal 2008, the Company's comprehensive loss was $(2.7) million and $(2.2) million, respectively. During Fiscal 2009 YTD and Fiscal 2008 YTD, the Company's comprehensive loss was $(1.4) million and $(4.0) million, respectively. During the Second Quarter Fiscal 2009, the Company recorded other comprehensive income of $0.8 million related the sale of an auction rate security.

Loss Per Share

Basic and diluted loss per share are calculated in accordance with SFAS No. 128, Earnings per Share ("SFAS No. 128"). All applicable loss per share amounts have been presented in conformity with SFAS No. 128 requirements. During the Second Quarter Fiscal 2009 and the Second Quarter Fiscal 2008, the Company issued no shares of Common Stock on the exercise of stock options. During Fiscal 2009 YTD and Fiscal 2008 YTD, the Company issued no shares of Common Stock on the exercise of stock options. For both the Second Quarter Fiscal 2009 and the Second Quarter Fiscal 2008, there were no potentially dilutive securities. In Fiscal 2009 YTD and Fiscal 2008 YTD potentially dilutive securities were comprised of stock options to purchase 1,328 and 0 shares of Common Stock, respectively, that were not included in the calculation of diluted loss per share because their impact was antidilutive. In Fiscal 2008 YTD, the weighted average effect of 66,202 shares for which delivery had been deferred under the Company's Deferred Delivery Plan was included in the denominator of both basic and diluted loss per share calculations. The 66,202 deferred shares were delivered on July 2, 2007 and included in the total shares outstanding during Fiscal 2009 YTD and Fiscal 2008 YTD, respectively.

Note 5 - Supplemental Cash Flow Information:

Non-cash Investing Activities:
($ in thousands)

Deferred Share Arrangement                                       Fiscal 2008 YTD
--------------------------                                       ---------------
Deferred share arrangement obligation to participant                 $(413)
Common stock received and held in trust                                413
                                                                     -----
                                                                     $  --
                                                                     =====

Note 6 - Investments

At December 27, 2008 and June 28, 2008, the Company's "Investments" as presented in the accompanying consolidated statement of net assets and balance sheet consisted of auction rate debt securities and are considered to be available-for-sale securities. As of December 27, 2008 and June 28, 2008, the Company has recorded unrealized losses of $4.2 million and $5.1 million, respectively, related to its auction rate debt securities. On October 17, 2008, the Company consented to tender $2.1 million in par value of its auction rate securities in connection with a tender offer by Leon Higher Education Authority, Inc. that has Brazos Higher Education Service Corporation, Inc. acting as its master servicer. The tender offer required certain levels of participation by auction rate securities holders. The tender offer did not attain the required level of participation and expired on December 4, 2008. On December 12, 2008, in order to fund liquidation related items, the Company sold $2.7 million in par value of its auction rate securities for $2.3 million that resulted in a realized loss of $0.4 million included in "Other income, net" in the accompanying condensed consolidated statements of operations. In connection with the sale of these auction rate securities, the Company recorded a reduction in accumulated other comprehensive loss that resulted in an approximate $0.8 million increase to stockholders' equity. The Company has experienced no redemptions of its auction rate securities subsequent to December 27, 2008. Currently, the Company has the ability and intent to hold its auction rate securities until a recovery of par value and does not consider its auction rate securities to be other-than-temporarily impaired at December 27, 2008. Fair market value of auction rate securities is based primarily upon market transactions and bids on identical or similar securities in this inactive market (Level 3 inputs in accordance with SFAS 157).

Realized gains and losses, interest and dividends are classified as investment income in "Other income, net" in the accompanying condensed consolidated statements of operations. For the Second Quarter Fiscal 2009 and Second Quarter Fiscal 2008, included in "Other income, net" in the accompanying condensed consolidated statements of operations are approximately $0.3 million and $0.5 million, respectively, of investment income related to investments. For Fiscal 2009 YTD and Fiscal 2008 YTD, included in "Other income, net" in the accompanying condensed consolidated statements of operations are approximately $0.6 million and $0.1 million, respectively, of investment income related to investments.

The cost basis, gross unrealized gains and losses and fair value for these securities are as follows:

($ in millions)

                                December 27, 2008           June 28, 2008
                                -----------------   ----------------------------
                                       Fair          Cost    Unrealized     Fair
                                      Value         Basis       Loss       Value
                                -----------------   ----------------------------
Auction rate securities               $14.7         $23.6       $5.1       $18.5
                                =================   ============================

The contractual maturity of the auction rate securities available for sale at December 27, 2008 is greater than ten years.

Note 7 - Inventories:

Inventories consist of the following:
($ in thousands)

                                                       December 27,     June 28,
                                                           2008           2008
                                                       ------------     --------
Raw materials, components, and                            $  160         $
  work-in-process                                                          4,866
Finished goods                                             2,126           5,565
                                                          ------         -------
Total inventories                                         $2,286         $10,431
                                                          ======         =======

As of December 27, 2008, the Company stated its inventories on a liquidation basis of accounting and any change in value was recorded as an adjustment for liquidation basis accounting in the statement of changes in net assets for the period December 19, 2008 to December 27, 2008.

Note 8 - Borrowings and Financing Facilities:

Hong Kong Financing Facilities

Concord Camera HK Limited ("CCHK"), the Company's Hong Kong subsidiary, has an approximate US$1.0 million demand financing facility with Dah Sing Bank, Limited ("Dah Sing") and a guarantee facility of 380,000 Euros (equal to approximately US$0.5 million) with The Hongkong and Shanghai Banking Corporation ("HSBC"). On December 15, 2008, at the request of CCHK due to the anticipated approval by the shareholders of the Company of the Plan of Liquidation, CCHK and HSBC entered into an agreement canceling an import facility which provided $4.7 million in borrowing capacity to the Company. As security for the financing facilities, among other things, CCHK initially provided to HSBC and Dah Sing pledged deposits in the amount of approximately US$5.2 million and US$1.0 million, respectively. As of December 27, 2008, the amounts of the pledged deposits to HSBC and Dah Sing were reduced to $1.0 million and $0.1 million, respectively, and will continue to be reduced as the amounts outstanding under these financing facilities are reduced. The HSBC financing facility is subject to review by HSBC by June 15, 2009 and the Dah Sing financing facility is subject to review by Dah Sing at any time.

The Dah Sing facilities were used by CCHK for opening letters of credit, draft loans, negotiating export letters of credit with a letter of guarantee, outward bills loans, trust receipts, invoice financing, packing loans and/or advances against receivables. The Dah Sing facilities bear interest at variable rates, as follows: 1.5% per annum over the Hong Kong Interbank Offered Rate on facilities denominated in Hong Kong Dollars; 1.5% per annum over the London Interbank Offered Rate on facilities denominated in U.S. Dollars; and 1.5% per annum over Dah Sing's Base Rate on facilities denominated in any other foreign currency. The HSBC facilities bear interest at variable rates, as follows: 1.75% over the Hong Kong Interbank Offered Rate on import loans denominated in Hong Kong Dollars and 1.75% over the Singapore Interbank Offered Rate for transactions denominated in currency other than the Hong Kong Dollar.

United States Financing Facilities

On November 3, 2008, Concord Keystone Sales Corp. ("Keystone"), the Company's United States subsidiary, received a notice from The CIT Group/Commercial Services, Inc. ("CIT") that an event of default existed under Keystone's $15 million secured revolving line of credit with CIT (the "CIT Facility") as a result of the Company's press release on October 30, 2008 that it has elected to wind down operations and liquidate assets.

On December 16, 2008, Keystone received a notice from CIT that CIT had terminated the CIT Facility, effective as of December 16, 2008, and that all obligations under the CIT Facility were now due and payable. As a result of CIT's termination of the CIT Facility, on December 18, 2008, the Company repaid the CIT Facility in full and placed $100,000 in a reserve account to cover any returned or dishonored items for which repayment is demanded from CIT during the 60-day period following the date of the December 16, 2008 notice. As of February 18, 2009, Keystone has received the entire $100,000 amount back from CIT.

Effective April 17, 2008, the Company entered into an Express Creditline Loan Agreement (the "Loan Agreement") with Citigroup Global Markets, Inc. ("Citigroup") for a $9 million secured revolving credit line (the "Citigroup Facility"). Advances under the Citigroup Facility may be used by the Company to finance business operations and general working capital and other corporate business purposes, including, but not limited to, implementation of strategic alternatives, distributions to shareholders and/or any other uses of cash as determined by the Company and cannot be used to purchase, carry or trade in securities, or reduce or retire indebtedness incurred to purchase, carry or trade in securities. In addition to the $9 million credit line for advances, the Citigroup Facility provided for the accrual of up to $1 million of interest, resulting in an aggregate credit limit of $10 million (the "Loan Limit") under the Citigroup Facility. The Citigroup Facility is secured by a first priority lien and security interest in the Company's remaining auction rate securities (the "Collateral"). Effective October 20, 2008, the Loan Limit was increased to $10,925,000. The Loan Limit has decreased and is anticipated to decrease further as the Company sells its auction rate securities and the proceeds from such sales are used to pay down the Citigroup Facility.

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

At December 27, 2008 and June 28, 2008, the Company had $0 and $3.2 million, respectively, in short-term borrowings outstanding under the Hong Kong financing facilities described above. The weighted average borrowing rates on the short-term borrowings as of December 27, 2008 and June 28, 2008, were 6.5% and 6.3%, respectively.

At December 27, 2008 and June 28, 2008, the Company had $9.2 million and $14.4 million, respectively, in short-term borrowings outstanding under the United States Financing Facilities. The weighted average borrowing rates on the short-term borrowings as of December 27, 2008 and June 28, 2008 were 1.6% and 4.7%, respectively.

At December 27, 2008 and June 28, 2008, the Company had $0.1 million and $1.5 million, respectively, in letters of credit outstanding, which were issued primarily to certain suppliers to guarantee payment for our purchase orders with such suppliers. The letters of credit are issued under the Company's import facilities that have been granted to CCHK.

Note 9 - Commitments and Contingencies:

License and Royalty Agreements

On May 10, 2004, the Company entered into a twenty-year, worldwide trademark license agreement with Jenoptik AG for the exclusive use of the Jenoptik brand name and trademark on non-professional consumer imaging products including, but not limited to, digital, single-use and traditional cameras, and other imaging products and related accessories. The license agreement provides for a royalty of one-half of one percent (0.5%) of net sales of non-professional consumer imaging products bearing the JENOPTIK brand name for the first ten (10) years of the license and a royalty of six-tenths of one percent (0.6%) for the second ten
(10) years of the license. There are no minimum guaranteed royalty payments. In August 2008, the Company entered into an agreement with Jenoptik AG to terminate the Jenoptik trademark license agreement effective January 1, 2010 in exchange for Jenoptik AG's waiver of certain royalty payments and reimbursement to the Company of approximately $1.1 million of the upfront license fee paid by the Company upon entering into the license agreement in 2004. The reimbursement of $1.1 million was recorded in "Other income, net" in the accompanying consolidated statement of operations during the First Quarter Fiscal 2009. As of December 27, 2008, the value of the license was reduced to $0 and was recorded as an adjustment for liquidation basis of accounting in the statement of changes in net assets for the period December 19, 2008 to December 27, 2008.

Effective January 1, 2001, the Company entered into a new twenty-year license agreement with FujiFilm Corporation ("Fuji"). Under the new license agreement, Fuji granted the Company a worldwide non-exclusive license (excluding Japan until January 1, 2005) to use certain of Fuji's patents and patent applications related to single-use cameras. The license extends until the later of the expiration of the last of the licensed Fuji patents or February 26, 2021. In consideration of the license, the Company agreed to pay a license fee and certain royalty payments to Fuji. During Fiscal 2008, the Company recorded an impairment charge of $3.0 million to lower the carrying value of the Fuji license. The Company previously amortized this asset based upon quantities of units produced. As of December 27, 2008, the carrying value of the Fuji license was $0. In conjunction with the initial recording of the Fuji license asset, the Company also recorded a liability equal to the present value of the future annual license fee payments that was included in licensing related obligations in "Other liabilities" in the accompanying consolidated balance sheet at June 28, 2008. As of December 27, 2008, the amount of the license related obligation was increased to the undiscounted value of the remaining annual license fee payments and recorded as an adjustment for liquidation basis accounting in the statement of changes in net assets for the period December 19, 2008 to December 27, 2008.

On August 26, 2002, the Company entered into two Polaroid licensing agreements. The two license agreements provided it with the exclusive (with the exception of products already released by Polaroid into the distribution chain), worldwide use of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of single-use and traditional film based cameras, including zoom cameras and certain related accessories. The license agreements did not include instant or digital cameras. Each license agreement included an initial term expiring on February 1, 2006, provided the Company the right to renew the license under the same economic terms for an additional three-year period and provided for the payment by the Company of $3.0 million of minimum royalties, or $6.0 million in total for both license agreements, which were fully credited against percentage royalties. On November 28, 2005, the Company exercised its right to renew the single-use camera license agreement with Polaroid for an additional three-year term expiring on February 1, 2009 in accordance with the same economic terms included in the original agreement. Pursuant to the terms of the single-use camera license agreement, as of February 1, 2008, the Company had paid the $3.0 million of minimum royalties and recorded the payment as a prepaid asset. The Company amortizes this asset based upon a percentage of net sales of Polaroid branded single-use cameras during the three-year renewal term expiring February 1, 2009. In January 2006, the Company entered into a new license agreement with Polaroid providing it with the exclusive, worldwide use of the Polaroid brand trademark in connection with the manufacture, distribution, promotion and sale of traditional film cameras. The new license agreement was for a term of three years expiring on January 31, 2009 and provided for the payment by the Company of $50,000 of minimum royalties on or before October 31, 2006, which was fully credited against percentage royalties during the first year of the term. There were no minimum guaranteed royalty payments under the traditional film license agreement after the first year of the term. The traditional film and single-use camera licenses were not renewed and expired on January 31, 2009 and February 1, 2009, respectively.

Additionally, the Company has other license and royalty agreements that require the payment of royalties based on the manufacture and/or sale of certain products. Its license and royalty agreements expire at various dates through Fiscal 2023. Total amortization and royalty expense for all licensing and royalty agreements for the Second Quarter Fiscal 2009 and the Second Quarter Fiscal 2008, was $0.7 million and $1.2 million, respectively. Total amortization and royalty expense for all licensing and royalty agreements for Fiscal 2009 YTD and Fiscal 2008 YTD, was $2.0 million and $2.8 million, respectively.

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

Based on the Company's initial assessment of these claims, infringement of one or more patents is probable if the patents are valid. Based upon the licensing discussions to date, the Company preliminarily estimates the potential royalties due to these two claimants for digital camera sales through December 27, 2008 to be between $0 and approximately $6.7 million in the aggregate. The actual royalty amounts, if any, for past and future sales are dependent upon the outcome of the negotiations. The Company has notified certain of its suppliers of its right to be indemnified by the suppliers if it is required to pay royalties or damages to either claimant. The Company is unable to reasonably estimate the amount of the potential loss, if any, within the range of estimates relating to these claims. Accordingly, the Company has not recorded any liabilities related to these claims as of December 27, 2008.

PRC Processing Agreement

On November 1, 2008, in connection with the recommendation by our Board of our dissolution and the adoption of the Plan of Liquidation, we provided the required twelve months notice of termination of our processing agreement with the PRC governmental entities, which allowed us to operate in the PRC.

Purchase Commitments

At December 27, 2008, the Company had approximately $50,000 in non-cancelable purchase commitments relating to the procurement of raw materials, components and finished goods inventory from various suppliers. In the aggregate, such commitments are not at prices in excess of current market values and typically do not exceed one year.

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

In June 2006, St. Clair Intellectual Properties Consultants, Inc. filed a patent infringement complaint against 22 defendants, including the Company, in the United States District Court for the District of Delaware. The complaint asserted that the defendants conducted activities which infringe U.S. Patent Nos. 5,138,459, 6,094,219, 6,233,010 and 6,323,899. The complaint sought injunctive relief, unspecified damages, interest, attorneys' fees, costs of suit and unspecified other and further relief from the court. The proceedings in this action against the Company and the other defendants were stayed by the court until further order of the court. On October 16, 2008, the court granted the plaintiff's motion to lift the stay and, accordingly, the case against the Company and the other defendants is now proceeding. It is too early to assess the probability of a favorable or unfavorable outcome or the loss or range of loss, if any, and, therefore, no amounts have been accrued relating to this action. The Company will continue to assess potential claims of indemnification against certain of its suppliers with respect to this action.

In December 2008, Raymond James & Associates, Inc. ("Raymond James") filed a demand for arbitration against the Company with the American Arbitration Association. The statement of claim alleges that Raymond James is entitled to a transaction fee pursuant to its engagement letter with the Special Committee and the Company related to the Special Committee's evaluation of strategic alternatives for the Company as a result of the Board's recommendation to the Company's shareholders of the dissolution of the Company and the adoption of the Plan of Liquidation. The statement of claim seeks damages in the amount of $425,000, interest, attorneys' fees and costs and unspecified other and further relief from the arbitration panel. The Company intends to vigorously defend the claim.

The Company has considered the above referenced claims in making its liquidation related adjustments. The Company is also involved from time to time in routine legal matters incidental to its business. Based upon available information, the Company believes that the resolution of such matters will not have a material adverse effect on its financial position or results of operations. The Company's announcement and/or implementation of the Plan of Liquidation may give rise to legal claims, which may have a material adverse effect on the Company's financial position and results of operations.

Note 11 - Other Charges:

During the Second Quarter Fiscal 2009, the Company recorded $1.6 million in other charges related to severance costs. During the Second Quarter Fiscal 2008, the Company recorded total charges of $0.2 million related to severance costs for the elimination of certain employee positions.

During Fiscal 2009 YTD and Fiscal 2008 YTD, the Company recorded charges of $1.6 million and $0.2 million, respectively, related to severance costs for the elimination of certain employee positions.

Table I -- Other Charges Liability reconciles the beginning and ending balances of the other charges liability.

(in thousands)

Other Charges Liability
-----------------------

                                                                       Severance
                                                                       ---------
Balance as of June 28, 2008                                             $   543
Charges                                                                   1,647
Reversals                                                                    (1)
Payments                                                                 (1,934)
                                                                        -------
Balance as of December 18, 2008                                         $   255
                                                                        =======
Charges                                                                      --
Payments                                                                     --
                                                                        -------
Balance as of December 27, 2008                                         $   255
                                                                        =======

Table II -- Other Charges presents the related expenses and their classification in the consolidated statements of operations.
(in thousands)

Other Charges                                                          Severance
-------------                                                          ---------
Second Quarter Fiscal 2009
--------------------------
Cost of products sold                                                   $ 1,563
Selling expense                                                              --
General and administrative expense                                           --
                                                                        -------
Total                                                                   $ 1,563
                                                                        =======

Fiscal 2009 YTD
---------------
Cost of products sold                                                   $ 1,647
Selling expense                                                              --
General and administrative expense                                           --
                                                                        -------
Total                                                                   $ 1,647
                                                                        =======

Second Quarter Fiscal 2008
--------------------------
Cost of products sold                                                   $   212
Selling expense                                                              --
General and administrative                                                   --
                                                                        -------
Total                                                                   $   212
                                                                        =======

Fiscal 2008 YTD
---------------
Cost of products sold                                                   $   212
Selling expense                                                             (60)
General and administrative expense                                           --
                                                                        -------
Total                                                                   $   152
                                                                        =======

Note 12 - Subsequent Events:

Contract for Sale of Property in the PRC

On February 6, 2009, CCHK entered into various agreements (collectively, the "Agreement") with Bao On Joint Stock Company ("Bao") providing for the sale of CCHK's registered land and buildings in the PRC and certain temporary buildings and equipment and facilities located thereon. The purchase price is RMB34,500,000, or approximately US$5,047,180 at the exchange rate in effect on February 12, 2009.

The terms of the Agreement provide that Bao is responsible for all taxes attributable to the sale of the registered land and buildings and CCHK is responsible for all taxes attributable to the sale of the temporary buildings, equipment and facilities. Upon signing the Agreement, Bao paid RMB2,500,000, or approximately US$365,738 at the exchange rate in effect on February 12, 2009, into an account designated by CCHK as a deposit, which will be used to satisfy Bao's tax liability attributable to the sale of the registered land and buildings. Pursuant to the Agreement, on February 20, 2009, Bao paid the RMB34,500,000 purchase price into an account designated by CCHK. Bao's obligation to proceed with the transaction is not subject to any financing conditions. The sale will be completed and the RMB34,500,000 purchase price will be released to CCHK upon the local government authorities completing the transfer of the real estate certificates to Bao.

The RMB34,500,000 purchase price includes a leaseback of the land and buildings to CCHK for up to six months, at no additional cost to CCHK, to complete the wind down and liquidation process in the PRC.

NASDAQ Delisting

In connection with the approval of the Plan of Liquidation by the Company's shareholders at the Annual Meeting, on January 30, 2009, the Company notified NASDAQ of its intent to delist its common stock from the NASDAQ Global Market and on February 9, 2009, the Company filed with the SEC and NASDAQ a Form 25 relating to the delisting of its common stock from the NASDAQ Global Market. Accordingly, trading of the Company's common stock on the NASDAQ Global Market was suspended on February 9, 2009 and its common stock was delisted from the NASDAQ Global Market on or about February 19, 2009.

Corporate Dissolution

In connection with the approval of the Plan of Liquidation by the Company's shareholders at the Annual Meeting, on January 30, 2009, the Company initiated the process to dissolve the Company's corporate existence in the State of New Jersey.

Change-in-Control Payment

In connection with the approval of the Plan of Liquidation by the Company's shareholders at the Annual Meeting, on January 15, 2009, Ira B. Lampert, Chairman, President and Chief Executive Officer received $500,000 as a change-in-control payment pursuant to the terms of his employment agreement. The change-in-control payment amount is included in the reserve for estimated costs during the liquidation period on the consolidated statement of net assets as of December 27, 2008.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes to such financial statements included elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for Fiscal 2008 filed with the SEC on November 7, 2008 ("Form 10-K") and our Definitive Proxy Statement for the 2008 Annual Shareholders' Meeting (the "Annual Meeting") filed with the SEC on November 7, 2008.

Plan of Dissolution and Liquidation

On December 18, 2008, at our Annual Meeting, our shareholders approved our dissolution and plan of dissolution and liquidation (the "Plan of Liquidation").

We marketed and sold easy-to-use 35mm single-use and traditional film cameras that were predominately designed, developed, manufactured and assembled at our manufacturing facilities in the Peoples Republic of China ("PRC"). In fiscal 2006, we significantly de-emphasized the sale of digital cameras and, in fiscal 2007, we exited the digital camera market. We sold our private label and brand-name products to our customers worldwide either directly or through third-party distributors.

On August 14, 2006, our Board of Directors (the "Board") established a committee (the "Special Committee") consisting of three independent directors, to investigate, evaluate and/or analyze strategic alternatives for us and make any recommendations to the Board with respect to such strategic alternatives that the Special Committee determined to be appropriate. The Special Committee considered several alternative strategies, including: (i) continuing current operations; (ii) making strategic acquisitions; (iii) a sale or other disposition of all or a significant part of us or our business; (iv) a "going-private" transaction; and (v) our liquidation. The Special Committee authorized its financial advisor and management to conduct discussions and negotiate with potential strategic and financial investors who expressed an interest in making an investment in or acquiring us. However, efforts by the Special Committee's financial advisor and management to engage in a transaction with any of these third parties were not successful.

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

Accordingly, on October 29, 2008, based on the Special Committee's review of the strategic alternatives and the Special Committee's recommendation, the Board recommended to our shareholders our dissolution and the adoption of the Plan of Liquidation.

The Plan of Liquidation contemplates an orderly wind down of our business and operations, the monetization of our non-cash assets, the satisfaction or settlement of our remaining liabilities and obligations and one or more distributions to our shareholders. During the wind down period, we will terminate our remaining employees, dissolve our legal entities, sell and monetize our non-cash assets, satisfy or settle our remaining liabilities and obligations, including contingent liabilities and claims, make one or more distributions to our shareholders of cash available for distribution and delist our shares from the NASDAQ Global Market ("NASDAQ"). See Note 12 - Subsequent Events in the accompanying Notes to the Condensed Consolidated Financial Statements regarding our initiating the dissolution process and voluntarily delisting our shares from NASDAQ.

The execution of the Plan of Liquidation will be completed as soon as practicable. However, we are currently unable to predict the amount of time that will be required to complete the Plan of Liquidation or the precise timing or amount of any distributions to shareholders pursuant to the Plan of Liquidation. The amount and timing of any distributions will be determined by the Board and will depend upon our ability to monetize our non-cash assets, including, but not limited to, auction rate securities that we have been unable to sell due to the recent disruptions in the credit markets and for which we have reduced the carrying value by approximately $4.2 million to approximately $14.7 million as of December 27, 2008 and our property in the PRC where the real estate market has recently experienced significant declines due to the worldwide financial crisis, and to estimate, settle or otherwise resolve our remaining liabilities and obligations, some of which are significant, including litigations and other contingent liabilities and claims that have not been resolved and quantified. See Note 12 - Subsequent Events in the accompanying Notes to the Condensed Consolidated Financial Statements regarding our pending sale of our property in the PRC.

Subsequent to December 27, 2008, we completed the manufacture and sale of materials and products in inventory except for a nominal amount of raw material. Accordingly, we expect to have only nominal net sales on a going forward basis. We are continuing to sell and monetize our non-cash assets, satisfy or settle our remaining liabilities and obligations, including contingent liabilities, and terminate employees.

Liquidation Basis of Accounting

The condensed consolidated financial statements for the period June 29, 2008 to December 18, 2008 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Effective December 18, 2008, as a result of the Company's shareholders' approval of the Plan of Liquidation, the Company adopted the liquidation basis of accounting. Under the liquidation basis of accounting, assets were adjusted to their estimated fair value and liabilities, including estimated costs associated with carrying out the Plan of Liquidation, were adjusted to their estimated settlement amounts.

The valuations of assets and liabilities under the liquidation basis of accounting are based on management's estimates as of December 27, 2008. These amounts are presented in the accompanying statement of net assets. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Specifically, the Company's estimates of its anticipated net proceeds from the sale of its non-cash assets and its estimates of its anticipated settlement of liabilities and wind down costs are subject to numerous uncertainties beyond the Company's control and do not reflect (i) contingent liabilities that have not been quantified and are not reflected as liabilities on the Company's statement of net assets as of December 27, 2008, such as liabilities related to existing litigations and claims that have not been resolved, (ii) any unknown liabilities or contingent liabilities that may materialize in the future or (iii) further changes in the value of the auction rate securities. Accordingly, the estimated amount of net assets in liquidation as of December 27, 2008 may increase or decrease depending on the outcome of future events and the actual net proceeds potentially available to be distributed to shareholders in liquidation, if any, could be more or less than the estimated amount of net assets in liquidation as of December 27, 2008.

Adjustments for Liquidation Basis of Accounting

The following adjustments were made to our net assets during the period December 19, 2008 to December 27, 2008 to reflect the liquidation basis of accounting.

($ in thousands)
----------------

                                                                        As of                         As of
                                                                     December 19,                  December 27,
                                                                         2008          Change          2008
                                                                     ------------     --------     ------------
Increase to reflect the estimated settlement amount
  of certain liabilities                                                $3,035         $   --        $ 3,035
Increase to reflect estimated net realizable value
  of certain real estate properties                                        976             --            976
Decrease to reflect estimated fair value of certain
  assets                                                                  (484)            --           (484)
                                                                        ------         ------        -------
                                                                        $3,527         $   --        $ 3,527
                                                                        ======         ======        =======

Reserve for Estimated Costs during the Period of Liquidation

Under the liquidation basis of accounting, the Company is required to estimate the costs associated with executing the Plan of Liquidation. These amounts can vary significantly due to, among other things, the timing of and costs associated with winding down operations, monetizing non-cash assets, discharging known and contingent liabilities, dissolving the

Company and its U.S. and foreign subsidiaries and retaining personnel, professionals and other third parties to implement and complete the wind down and liquidation. These future costs have been estimated as of December 27, 2008 and are expected to be paid out over the liquidation period.

Estimated costs during the liquidation period include the following:
($ in thousands)

                                                                        As of                         As of
                                                                     December 19,                  December 27,
                                                                         2008          Change          2008
                                                                     ------------     --------     ------------
Severance                                                              $ 4,201         $   --        $ 4,201
Net loss during liquidation period                                       4,129            158          4,287
Contingency reserves and
  contractual obligations                                                3,298             --          3,298
                                                                       -------         ------        -------
                                                                       $11,628         $  158        $11,786
                                                                       =======         ======        =======

NASDAQ Listing Compliance

In connection with our shareholder's approval of the Plan of Liquidation at the Annual Meeting, on January 30, 2009, we notified the NASDAQ Stock Market of our intent to delist our common stock from NASDAQ and, on February 9, 2009, we filed with the Securities and Exchange Commission ("SEC") and the NASDAQ Stock Market a Form 25 relating to the delisting of our common stock from NASDAQ. Accordingly, the trading of our common stock on NASDAQ was suspended on February 9, 2009 and our common stock was delisted from NASDAQ on or about February 19, 2009.

On November 10, 2008, we received a notice from NASDAQ indicating that our filing delinquency resulting from our delay in filing our Form 10-K had been cured and therefore, our securities would remain listed on the NASDAQ Global Market. We were previously notified by NASDAQ that our securities were subject to delisting due to our failure to file our Form 10-K. On November 7, 2008, we filed our Form 10-K with the SEC and NASDAQ, thereby regaining compliance with all requirements for continued listing on the NASDAQ Global Market.

In connection with our dissolution in accordance with the Plan of Liquidation, following the filing of our Certificate of Dissolution, our stock transfer books will be closed, after which transfers of our common stock will no longer be recorded, and our common stock and stock certificates evidencing the common stock will no longer be assignable or transferable on our books except by will, intestate succession or operation of law.

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

Results of Operations

Period Ended December 18, 2008 Compared to the Quarter Ended December 29, 2007

Net Sales

Net sales of our products for the period September 28, 2008 to December 18, 2008 ("second quarter of fiscal 2009 ") were $12.9 million, a decrease of $5.5 million, or 29.9%, as compared to net sales for the second quarter of fiscal 2008. The decrease in net sales was due to a reduction in sales of single-use and traditional film cameras.

Net sales from our operations in the Americas for the second quarter of fiscal 2009 were $9.1 million, a decrease of $4.3 million, or 32.1%, as compared to the second quarter of fiscal 2008. The decrease in net sales in the Americas was due primarily to a reduction in sales of single-use and, to a lesser extent, traditional film cameras to our significant customers.

Net sales from our operations in Europe for the second quarter of fiscal 2009 were $2.2 million, a decrease of $1.0 million, or 31.3%, as compared to the second quarter of fiscal 2008. The decrease in net sales in Europe was due primarily to a decrease in sales of single-use cameras.

Net sales from our operations in Asia for the second quarter of fiscal 2009 were $1.6 million, a decrease of $0.2 million, or 11.1%, as compared to the second quarter of fiscal 2008. The decrease in net sales in Asia was due primarily to a decrease in sales of single-use cameras in Japan.

Gross Profit

Gross profit for the second quarter of fiscal 2009 was $(0.6) million, or (4.5)% of net sales, versus gross profit of $1.3 million, or 7.1% of net sales, in the second quarter of fiscal 2008. The decrease in the period-over-period gross profit was primarily due to an increase in severance costs of $1.4 million, a reduction in gross profit of approximately $0.7 million related to a decrease in period-over-period net sales and an increase in unfavorable manufacturing material, labor and overhead cost variances of approximately $0.5 million partially offset by an increase in period-over-period gross margin percentages totaling approximately $0.7 million.

Product engineering costs for the second quarter of fiscal 2009 and the second quarter of fiscal 2008, in dollars and as a percentage of net sales, were $0.2 million, or 1.5%, and $0.5 million, or 2.8%, respectively.

Operating Expenses

Selling expenses for the second quarter of fiscal 2009 were $1.0 million, or 7.3% of net sales, compared to $1.8 million, or 9.8% of net sales, for the second quarter of fiscal 2008. Our period-over-period selling expenses decreased by approximately $0.8 million primarily due to a reduction in selling-related employee compensation costs of $0.4 million, royalty costs of $0.2 million and freight costs of $0.1 million, and a reduction in certain other costs of $0.1 million. Selling-related employee compensation costs decreased as a result of the elimination of certain positions in connection with our liquidation.

G&A expenses for the second quarter of fiscal 2009 were $1.6 million, or 12.3% of net sales, compared to $2.8 million, or 15.2% of net sales, for the second quarter of fiscal 2008. Our period-over-period G&A expenses decreased by $1.2 million primarily due to a reduction in G&A-related employee compensation costs of $0.6 million, professional fees of $0.4 million, and certain other costs of $0.3 million. G&A-related employee compensation costs decreased as a result of the elimination of certain positions in connection with our Plan of Liquidation.

Share-Based Compensation

During the second quarter of fiscal 2009 and the second quarter of fiscal 2008, we recorded $2,000 and $1,000, respectively, of share-based compensation. The total income tax benefit of $0 was recognized in the consolidated statement of operations for the share-based compensation arrangements for each of the second quarter of fiscal 2009 and the second quarter of fiscal 2008, respectively. We consider all of our share-based compensation expense as a component of general and administrative expenses in the accompanying consolidated statements of operations. In addition, no amount of share-based compensation was capitalized as part of capital expenditures or inventory for the second quarter of fiscal 2009 and the second quarter of fiscal 2008.

Interest Expense

Interest expense was approximately $0.1 million for each of the second quarter of fiscal 2009 and the second quarter of fiscal 2008, respectively.

Other Expense (Income), Net

Other expense (income), net was $0.2 million and ($0.5) million for the second quarter of fiscal 2009 and the second quarter of fiscal 2008, respectively. The decrease is primarily a realized loss on the sale of an investment of $0.4 million, a decrease in investment income of $0.2 million and an increase in foreign exchange losses. For further discussion, see Note 4 - Summary of Significant Accounting Policies and Note 9 - Commitments and Contingencies, License and Royalty Agreements, in the Notes to the Condensed Consolidated Financial Statements.

Income Taxes

As of December 27, 2008 and June 28, 2008, based upon all of the available evidence, management determined that it was not more likely than not that its deferred income tax assets will be fully realized. Accordingly, we recorded a valuation allowance for the entire balance of our deferred income tax assets as of December 27, 2009 and June 28, 2008. The second quarter of fiscal 2009 provision for income taxes relates primarily to state income taxes. The second quarter of fiscal 2008 provision for income taxes includes a $(774,000) income tax benefit related to our settlement with the German Tax Authorities of the net liabilities resulting from an audit of our German subsidiary for fiscal years 2000 through 2005 and a net reduction in United States state income tax liabilities of $13,000. For further discussion, see Note 4 - Summary of Significant Accounting Policies - Income Taxes in the Notes to the Condensed Consolidated Financial Statements.

Net Loss

Net loss for the second quarter of fiscal 2009 was approximately $(3.5) million, as compared to a net loss of $(2.2) million for the second quarter of fiscal 2008.

Other Charges

During the second quarter of fiscal 2009, the Company recorded $1.6 million in other charges related to severance costs. During the second quarter of fiscal 2008, the Company recorded total charges of $0.2 million related to severance costs for the elimination of certain employee positions. For further discussion, see Note 11 - Other Charges in the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

Fiscal 2009 YTD Compared to Fiscal 2008 YTD

Net Sales

Net sales of our products for the period June 29, 2008 to December 18, 2008 ("fiscal 2009 YTD") were $30.6 million, a decrease of $9.5 million, or 23.7%, as compared to net sales of $40.1 million for the six months ended December 29, 2007 ("fiscal 2008 YTD"). The decrease in net sales was due primarily to a reduction in sales of single-use and traditional film cameras to significant customers.

Net sales from our operations in the Americas for fiscal 2009 YTD were $21.9 million, a decrease of $7.7 million, or 26.0%, as compared to fiscal 2008 YTD. The decrease in net sales was due primarily to a reduction in sales of single-use and traditional film cameras to significant customers.

Net sales from our operations in Europe for fiscal 2009 YTD were $5.7 million, a decrease of $1.6 million, or 21.9%, as compared to fiscal 2008 YTD. The decrease in net sales in Europe was due primarily to a reduction in sales of single-use cameras.

Net sales from our operations in Asia for fiscal 2009 YTD were $3.0 million, a decrease of $0.2 million, or 6.3% as compared to fiscal 2008 YTD. The decrease in net sales in Asia was due primarily to a decrease in sales of single-use cameras in Japan.

Gross Profit

Gross profit for fiscal 2009 YTD was $2.6 million, or 8.5% of net sales, versus gross profit of $4.3 million, or 10.7% of net sales, in fiscal 2008 YTD. During fiscal 2009 YTD as compared to fiscal 2008 YTD, gross profit decreased primarily due to an increase in severance costs of $1.5 million, a reduction in gross profit of approximately $1.3 million related to a decrease in period-over-period net sales partially offset by a decrease in unfavorable manufacturing material, labor and overhead cost variances of $0.1 million and an increase in period-over-period gross margin percentages totaling approximately $1.0 million.

Product engineering costs for fiscal 2009 YTD and fiscal 2008 YTD, in dollars and as a percentage of net sales, were $0.5 million, or 1.6%, and $1.0 million, or 2.5%, respectively.

Operating Expenses

Selling expenses for fiscal 2009 YTD were $2.1 million, or 6.7% of net sales, compared to $4.0 million, or 10.0% of net sales, for fiscal 2008 YTD. The $1.9 million decrease in selling expenses was primarily due to a reduction in employee compensation costs of $0.9 million, a reduction in freight costs of $0.4 million, a reduction in royalty fees of $0.3 million and a reduction in certain other costs of $0.3 million. Selling related employee compensation costs decreased as a result of the elimination of certain positions in connection with our cost-reduction initiatives.

G&A expenses for fiscal 2009 YTD were $3.6 million, or 11.7% of net sales, compared to $5.7 million, or 14.2% of net sales, for fiscal 2008 YTD. The $2.1 million decrease in G&A expenses was primarily due to a reduction in G&A-related employee compensation costs of $0.9 million as a result of the elimination of certain positions in connection with our Plan of Liquidation, a reduction in professional fees of $0.5 million, a reduction in depreciation and amortization costs of $0.3 million, a reduction in value added taxes of $0.2 million related to a settlement in the prior period and a reduction in certain other costs of $0.2 million.

Share-Based Compensation

During fiscal 2009 YTD and fiscal 2008 YTD, we recorded approximately $8,000 and $6,000, respectively, of share-based compensation expenses. The total income tax benefit of $0 was recognized in the consolidated statements of operation for the share-based compensation arrangements for each of fiscal 2009 YTD and fiscal 2008 YTD, respectively. We consider all of our share-based compensation expense as a component of general and administrative expenses. In addition, no amount of share-based compensation expense was capitalized as part of capital expenditures or inventory for the periods presented.

Interest Expense

Interest expense was approximately $0.3 million and $0.2 million for fiscal 2009 YTD and fiscal 2008 YTD, respectively.

Other Income, Net

Other income, net was $1.2 million and $0.8 million for fiscal 2009 YTD and fiscal 2008 YTD, respectively. The year-to-date over year-to-date increase in other income, net was primarily due to a reimbursement to us of approximately $1.1 million related to a portion of the upfront fee paid by us to Jenoptik AG upon entering into a license agreement in 2004 partially offset by a realized loss of $0.4 million on the sale of an investment and, to a lesser extent, an increase in foreign exchange losses. For further discussion, see Note 4 - Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements.

Income Taxes

As of December 27, 2008 and June 28, 2008, based upon all of the available evidence, management determined that it was not more likely than not that its deferred income tax assets will be fully realized. Accordingly, we recorded a valuation allowance for the entire balance of our deferred income tax assets. During fiscal 2009 YTD and fiscal 2008 YTD, we recorded a (benefit) provision for income taxes of $8,000 and $(785,000), respectively. The fiscal 2009 YTD provision for income taxes relates primarily to domestic state taxes. The fiscal 2008 YTD provision for income taxes includes a $(774,000) income tax benefit related to our settlement with the German Tax Authorities of the net liabilities resulting from an audit of our German subsidiary for fiscal years 2000 through 2005 and a net reduction in United States state income tax liabilities of $11,000. For further discussion, see Note 4 - Summary of Significant Accounting Policies - Income Taxes in the Notes to the Condensed Consolidated Financial Statements.

Net Loss

We incurred a net loss of $(2.2) million for fiscal 2009 YTD, as compared to a net loss of $(4.0) million for fiscal 2008 YTD.

Other Charges

During fiscal 2009 YTD and fiscal 2008 YTD, we recorded charges of $1.6 million and $0.2 million, respectively, related to severance costs for the elimination of certain employee positions. For further discussion, see Note 11 - Other Charges in the Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

We believe that our cash and cash equivalents, anticipated cash flow from working capital and net proceeds from the sales of non-cash assets pursuant to the Plan of Liquidation will be adequate to pay our existing obligations and fund our wind down costs. However, our estimates of our anticipated net proceeds from the sale of our non-cash assets and our estimates of our anticipated settlement of liabilities and wind down costs are subject to numerous uncertainties beyond our control and do not reflect (i) contingent liabilities that have not been quantified and are not yet reflected as liabilities on our statement of net assets as of December 27, 2008, such as liabilities related to existing litigations and claims that have not been resolved, (ii) any unknown liabilities or contingent liabilities that may materialize in the future or
(iii) further changes in the value of the auction rate securities. Accordingly, the estimated amount of net assets in liquidation as of December 27, 2008 may increase or decrease depending on the outcome of future events and the actual net proceeds potentially available to be distributed to shareholders in liquidation, if any, could be more or less than the estimated amount of net assets in liquidation as of December 27, 2008.

Uncertainties in the Credit Markets

As of December 27, 2008, we determined that the estimated value of our auction rate securities was less than their par value and have recorded our auction rate securities at a carrying value of $14.7 million. The auction rate securities were classified as "Investments" on our consolidated statement of net assets.

Our portfolio of auction rate securities consists of AAA rated, long-term debt obligations secured by student loans, with approximately 100% of such collateral being guaranteed by the U.S. Government under the Federal Family Education Loan Program. Liquidity for these securities has been provided by an auction process that resets the applicable interest rate at pre-determined intervals usually every 28-35 days. In the past, the auction process allowed investors to obtain immediate liquidity if needed by selling the securities at face value. The current disruptions in the credit markets have adversely affected the auction market for these types of securities. As previously reported, during fiscal 2008 we experienced failed auctions for certain of our auction rate securities that have gone to auction, resulting in our inability to sell those securities. These auction rate securities continue to pay interest at default rates which are generally higher than the current market rate and there has been no change in the ratings of these securities to date. However, in certain instances, the interest rate for some of our auction rate securities may reset to a zero percent interest rate due to a feature of the relevant formula for determining the interest rate. To date, only a small percentage of the auction rate securities have reset to a zero percent interest rate for a period of time. These securities then may reset to a higher interest rate in the future. In the event that a greater percentage of our auction rate securities reset to a zero percent interest rate and do not subsequently reset to a higher interest rate, it could have a material adverse effect on our statement of net assets and changes in net assets.

On October 17, 2008, we consented to tender $2.1 million in par value of our auction rate securities in connection with a tender offer by Leon Higher Education Authority, Inc. that has Brazos Higher Education Service Corporation, Inc. acting as its master servicer. The tender offer required certain levels of participation by the auction rate securities holders. The tender offer did not attain the required level of participation and expired on December 4, 2008. On December 12, 2008, in order to fund liquidation related items, we sold $2.7 million in par value of our auction rate securities for $2.3 million that resulted in a realized loss of $0.4 million included in "Other income, net" in the accompanying condensed consolidated statements of operations. In connection with the sale of these auction rate securities, we recorded a reduction in accumulated other comprehensive loss that resulted in an approximate $0.8 million increase to stockholders' equity. We have not experienced redemptions of our auction rate securities subsequent to December 27, 2008. Currently, we have the ability and intent to hold our auction rate securities until a recovery of par value and do not consider our auction rate securities to be other-than-temporarily impaired as of December 27, 2008.

The potential lack of liquidity in our auction rate security investments could affect the timing of the dissolution and liquidation and amount of distribution that shareholders receive in the dissolution and liquidation. Issuers and market makers are exploring alternatives that may improve liquidity of our auction rate securities and the New York Attorney General and the SEC recently entered into agreements with the investment bank that sold us our auction rate securities under which the investment bank agreed to use its best efforts to facilitate issuer redemptions of auction rate securities of institutional investors such as us. However, we cannot assure you that these efforts will be successful and, therefore, there is a risk that there could be a further decline in value of our auction rate securities. Continued failed auctions may affect the fair value of these securities and require us to further adjust the carrying value of the investment through an impairment assessment and we may receive less than anticipated proceeds when we sell these securities, which would reduce the net proceeds potentially available to be distributed to shareholders in liquidation.

Cash and Cash Equivalents - Cash and cash equivalents increased by $5.6 million from $19.0 million at June 28, 2008 to $24.7 million at December 27, 2008. The increase was primarily the result of net cash provided by operating activities of $3.0 million, release of $3.9 million in restricted cash, net proceeds related to sales of short-term investments of $4.2 million, net proceeds received from the sale of property, plant and equipment of $0.2 million and net cash of $1.6 million received during the liquidation period partially offset by $7.3 million in net cash used in repayments under financing facilities.

Investments - Investments, including available-for-sale investments, decreased by $3.8 million from $18.5 million at June 28, 2008 to $14.7 million at December 27, 2008, as a result of certain redemptions of our auction rate securities at 100% of par value and the sale of a certain auction rate security at 85% of par value subsequent to June 28, 2008. Current capital market conditions have significantly reduced our ability to liquidate our auction rate securities. For further discussion see Note 6 - Investments in the Notes to Condensed Consolidated Financial Statements.

Cash Provided By (Used in) Operating Activities - Cash provided by operating activities during fiscal 2009 YTD was $3.0 million which compares favorably to cash used in operating activities of $(6.8) million for fiscal 2008 YTD. The changes in cash used in operating activities for the respective YTD fiscal periods were primarily attributable to changes in net loss, as adjusted for non-cash items of income and expense, accounts receivable as a result of improved collections, lower levels of inventories as a result of a focused effort to control inventory balances, and decreases in accounts payable as a result of lower inventory purchases and expenses.

Cash Provided by Investing Activities - Cash provided by investing activities was $8.4 million for fiscal 2009 YTD as compared to cash provided by investing activities of $2.7 million for fiscal 2008 YTD. The increase in cash provided by investing activities was primarily due to proceeds from the sales of available-for-sale investments of $4.2 million and the release of restricted cash of $3.9 million.

Cash (Used In) Provided By Financing Activities - Cash used in financing activities during fiscal 2009 YTD was $(7.3) million as compared to cash provided by financing activities of $4.7 million during fiscal 2008 YTD. This activity results from a net increase of repayments of our short-term borrowings made under our financing facilities used for working capital purposes. See Note 8 - Borrowings and Financing Facilities in the Notes to the Condensed Consolidated Financial Statements.

Financing Facilities

Hong Kong Financing Facilities

Concord Camera HK Limited ("CCHK"), our Hong Kong subsidiary, has an approximate US$1.0 million demand financing facility with Dah Sing Bank, Limited ("Dah Sing") and a guarantee facility of 380,000 Euros (equal to approximately US$0.5 million) with The Hongkong and Shanghai Banking Corporation ("HSBC"). On December 15, 2008, at the request of CCHK due to the anticipated approval by our shareholders of the Plan of Liquidation, CCHK and HSBC entered into an agreement cancelling an import facility which provided $4.7 million in borrowing capacity to CCHK. As security for the financing facilities, among other things, CCHK initially provided to HSBC and Dah Sing pledged deposits in the amount of approximately US$5.2 million and US$1.0 million, respectively. As of December 27, 2008, the amounts of the pledged deposits were reduced to $1.0 million and $0.1 million, respectively, and will continue to be reduced as the amounts outstanding under these financing facilities are reduced. The HSBC financing facility is subject to review by HSBC by June 15, 2009 and the Dah Sing financing facility is subject to review by Dah Sing at any time.

The Dah Sing facilities were used by CCHK for opening letters of credit, draft loans, negotiating export letters of credit with a letter of guarantee, outward bills loans, trust receipts, invoice financing, packing loans and/or advances against receivables. The Dah Sing facilities bear interest at variable rates, as follows: 1.5% per annum over the Hong Kong Interbank Offered Rate on facilities denominated in Hong Kong Dollars; 1.5% per annum over the London Interbank Offered Rate on facilities denominated in U.S. Dollars; and 1.5% per annum over Dah Sing's Base Rate on facilities denominated in any other foreign currency. The HSBC facilities bear interest at variable rates, as follows: 1.75% over the Hong Kong Interbank Offered Rate on import loans denominated in Hong Kong Dollars and 1.75% over the Singapore Interbank Offered Rate for transactions denominated in currency other than the Hong Kong Dollar.

United States Financing Facilities

On November 3, 2008, Concord Keystone Sales Corp. ("Keystone"), our United States subsidiary, received a notice from The CIT Group/Commercial Services, Inc. ("CIT") that an event of default existed under the $15 million secured revolving line of credit (the "CIT Facility") as a result of our press release on October 30, 2008 that it has elected to wind down operations and liquidate assets.

On December 16, 2008, Keystone received a notice from CIT that CIT had terminated the CIT Facility, effective as of December 16, 2008, and that all obligations under the CIT Facility were now due and payable. As a result of CIT's termination of the CIT Facility, on December 18, 2008, we repaid the CIT Facility in full and placed $100,000 in a reserve account to cover any returned or dishonored items for which repayment is demanded from CIT during the 60-day period following the date of the December 16, 2008 notice. As of February 18, 2009, Keystone has received the entire $100,000 amount back from CIT.

Effective April 17, 2008, the Company entered into an Express Creditline Loan Agreement (the "Loan Agreement") with Citigroup Global Markets, Inc. ("Citigroup") for a $9 million secured revolving credit line (the "Citigroup Facility").

Advances under the Citigroup Facility may be used by the Company to finance business operations and general working capital and other corporate business purposes, including, but not limited to, implementation of strategic alternatives, distributions to shareholders and/or any other uses of cash as determined by the Company and cannot be used to purchase, carry or trade in securities, or reduce or retire indebtedness incurred to purchase, carry or trade in securities. In addition to the $9 million credit line for advances, the Citigroup Facility provided for the accrual of up to $1 million of interest, resulting in an aggregate credit limit of $10 million (the "Loan Limit") under the Citigroup Facility. The Citigroup Facility is secured by a first priority lien and security interest in the Company's remaining auction rate securities (the "Collateral"). Effective October 20, 2008, the Loan Limit was increased to $10,925,000. The Loan Limit has decreased and is anticipated to decrease further as the Company sells its auction rate securities and the proceeds from such sales of collateral are used to pay down the Citigroup Facility.

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

At December 27, 2008 and June 28, 2008, we had $0 and $3.2 million, respectively, in short-term borrowings outstanding under the Hong Kong financing facilities described above. The weighted average borrowing rates on the short-term borrowings as of December 27, 2008 and June 28, 2008, were 6.5% and 6.3%, respectively.

At December 27, 2008 and June 28, 2008, we had $9.2 million and $14.4 million, respectively, in short-term borrowings outstanding under the United States Financing Facilities. The weighted average borrowing rates on the short-term borrowings as of December 27, 2008 and June 28, 2008 were 1.6% and 4.7%, respectively.

At December 27, 2008 and June 28, 2008, we had $0.1 million and $1.5 million, respectively, in letters of credit outstanding, which were issued primarily to certain suppliers to guarantee payment for our purchase orders with such suppliers. The letters of credit are issued under our import facilities that have been granted to CCHK.

We are not engaged in hedging activities and had no forward exchange contracts outstanding at December 27, 2008.

Forward-Looking Information: Certain Cautionary Statements

The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as: "estimates," "projects," "anticipates," "expects," "intends," "believes," "plans," "forecasts" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors. For a discussion of some of the factors that could cause actual results to differ, see the discussion under "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 28, 2008 and subsequently filed reports. We wish to caution the reader that these forward-looking statements, including, without limitation, statements regarding the dissolution and liquidation of our company, the timing of the closing of our stock transfer books, the amount and timing of any liquidating distributions, expected cost reductions, our assessment and estimates of royalty payments in connection with intellectual property claims, the sufficiency of our working capital and cash to fund our operations during the liquidation process, our belief regarding the impact of pending litigation and other contingent claims, our expectations regarding the amount we expect to realize from the liquidation of our assets, our expectations regarding, and our intent to hold, our auction rate securities, our belief regarding the sale of certain land, building and improvements, our assessment and estimates of costs associated with executing the Plan of Liquidation and settlement amounts for our liabilities, including contingent claims, and other statements contained in this report regarding matters that are not historical facts, are only estimates or predictions. No assurance can be given that future results will be achieved or that future liquidating distributions will be made. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. In particular, our expected results could be adversely affected by, among other things, economic conditions negatively affecting our customers, market conditions that may affect the fair value of our investments and our ability to liquidate these investments, our ability to satisfy the conditions to the closing of the sale of our property in the PRC within the necessary timeframe, if at all, the ability and time required to obtain the approval of the local government in the PRC to transfer the real estate certificates to the purchaser, our ability and the time required to transfer the proceeds received from the sale of our property in the PRC out of the PRC, fluctuations in the exchange rate and the corresponding U.S. dollar proceeds to be received by the Company from the sale our property in the PRC, our inability to liquidate our assets or settle our liabilities on favorable terms or, our decision to dissolve and liquidate our Company. Any forward-looking statements contained in this report represent our estimates only as of the date of this report, or as of such earlier dates as are indicated herein, and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

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

Our management has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of December 27, 2008, our disclosure controls and procedures were effective in providing reasonable assurance of achieving their objectives as described above.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting has occurred during the quarter ended December 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Part I, Item 1, Financial Statements, Note 10 - Litigation and Settlements in the Notes to the Condensed Consolidated Financial Statements.

Item 1A. RISK FACTORS

There have been no material changes in the risk factors set forth in Part 1,
Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 28, 2008 and in "Certain Risks Related to the Dissolution and the Plan of Liquidation" in our Definitive Proxy Statement for the 2008 Annual Shareholders' Meeting filed with the SEC on November 7, 2008.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Please refer to the Form 8-K filed by the Company on December 22, 2008 for information regarding the matters that were submitted to a vote of shareholders at the Company's 2008 Annual Meeting of Shareholders.

Item 5. OTHER INFORMATION

On January 26, 2009, the Company gave notice to Urs W. Stampfli, the Company's Senior Vice President and Director of Global Sales and Marketing, of the termination of his employment with the Company effective on February 28, 2009. Mr. Stampfli will receive severance payments from the Company pursuant to his previously disclosed Terms of Employment with the Company, as amended, which consist of: (i) payments equal to 12 months of his base salary and car allowance and (ii) reimbursement of premiums for the one year post-employment period for
(a) COBRA continuation coverage under the Company's insurance policies or (b) comparable medical, dental and vision insurance coverages if COBRA continuation under the Company's insurance policies is not available for any portion of the one year post-employment period.

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

                                                CONCORD CAMERA CORP.
                                    --------------------------------------------
                                                   (Registrant)

DATE: March 16, 2009            By: /s/ Blaine A. Robinson
                                    --------------------------------------------
                                                    (Signature)

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